Form 10-Q
period 1995-03-31
SUSQUEHANNA BANCSHARES INC
filed 1995-05-11
CIK 700863

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-10674

                          SUSQUEHANNA BANCSHARES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

      Pennsylvania                                            23-2201716
      ------------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

                             26 North Cedar Street
                          Lititz, Pennsylvania  17543
                          ---------------------------
              (Address of principal executive offices) (Zip Code)

                                 (717) 626-4721
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  (X)       No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1995, the Registrant had 10,434,584 shares of common stock outstanding.


                            Sequential Page 1 of 20

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                   SEQUENTIAL
                                                                   PAGE
                                                                   REFERENCE

PART I.  FINANCIAL INFORMATION...................................     3

Item 1.  FINANCIAL STATEMENTS....................................    3-8

     Consolidated Balance Sheets -
     As of March 31, 1995, and 1994,
     And December 31, 1994.......................................     3

     Consolidated Statements of Income
     For the three months ended
     March 31, 1995 & 1994.......................................     4

     Consolidated Statements of Cash Flow
     For the Three Month Periods
     Ended March 31, 1995, and 1994..............................     5

     Notes to Consolidated Financial
     Statements..................................................    6-8


Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND THE RESULTS OF OPERATIONS...........................    9-18

PART II  OTHER INFORMATION.......................................     19


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K........................     19

         SIGNATURES..............................................     20

PART I. FINANCIAL INFORMATION
    Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

- - ---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                           March 31           December 31              March 31
ASSETS                                                               1995                  1994                  1994
- - ---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                           $72,471               $77,423               $71,664
Short-term investments                                             47,966                11,081                48,627
Investment securities available for sale                          343,180               364,372               341,540
Investment securities held to maturity                            175,017               179,283               112,091
    (Fair values of $173,798; $111,965; and $175,036)
Loans and leases, net of unearned income                        1,298,123             1,278,165             1,163,077
Less: Allowance for loan and lease losses                          22,707                22,750                21,417
                                                               ----------            ----------            ----------
      Net loans and leases                                      1,275,416             1,255,415             1,141,660
                                                               ----------            ----------            ----------
Premises and equipment (net)                                       30,698                30,669                28,156
Accrued income receivable                                          15,079                16,174                12,470
Other assets                                                       41,525                41,869                32,780
                                                               ----------            ----------            ----------
    Total assets                                               $2,001,352            $1,976,286            $1,788,988
                                                               ==========            ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY
- - ---------------------------------------------------------------------------------------------------------------------

Deposits:
    Demand                                                       $233,433              $251,973              $200,968
    Interest-bearing demand                                       403,245               422,745               395,911
    Savings                                                       355,341               368,890               360,667
    Time                                                          641,620               606,648               533,064
    Time of $100 or more                                           42,197                37,011                36,564
                                                               ----------            ----------            ----------
            Total deposits                                      1,675,836             1,687,267             1,527,174
                                                               ----------            ----------            ----------
Short-term borrowings                                              33,798                54,352                18,532
Long-term debt                                                     67,676                17,936                18,714
Accrued interest, taxes, and expenses payable                      15,994                15,376                13,763
Other liabilities                                                   7,447                 6,831                16,569
                                                               ----------            ----------            ----------
            Total liabilities                                   1,800,751             1,781,762             1,594,752

Stockholders' equity:
    Common stock
            Authorized: 32,000,000 shares ($2.00 par value)
            Issued:         10,483,546 shares                      20,967                20,967                20,967
    Surplus                                                        33,436                33,436                33,436
    Retained earnings                                             150,345               148,324               139,979
    Unrealized gains and losses for available-for-sale
       securities, net of taxes                                    (3,774)               (7,830)                  227
    Less: Treasury stock, (48,962 common shares at cost)              373                   373                   373
                                                               ----------            ----------            ----------
            Total stockholders' equity                            200,601               194,524               194,236
                                                               ----------            ----------            ----------
Total liabilities and stockholders' equity                     $2,001,352            $1,976,286            $1,788,988
                                                               ==========            ==========            ==========

- - ---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

- - ----------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
- - ----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share )                              1995             1994
- - ----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                 $28,574          $23,502
Interest on investment securities: Taxable                              6,229            5,415
                                   Tax-exempt                           1,379            1,141
Interest on short-term investments                                        529              278
- - ----------------------------------------------------------------------------------------------
     Total interest income                                             36,711           30,336
- - ----------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                                            2,745            2,183
     Savings                                                            2,235            2,208
     Time                                                               7,312            5,428
     Time deposits of $100 or more                                        505              313
Interest on short-term borrowings                                         596              132
Interest on long-term debt                                                967              328
- - ----------------------------------------------------------------------------------------------
     Total interest expense                                            14,360           10,592
- - ----------------------------------------------------------------------------------------------

Net interest income                                                    22,351           19,744
Provision for loan and lease losses                                     1,461              951
- - ----------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses          20,890           18,793
- - ----------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                     1,117            1,072
Other service charges, commissions, fees                                  259              260
Income from fiduciary-related activities                                  663              564
Other operating income                                                    902            1,172
Investment security gains/(losses)                                        (88)             984
- - ----------------------------------------------------------------------------------------------

     Total other income                                                 2,853            4,052
- - ----------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                          9,124            7,708
Net occupancy expense                                                   1,090            1,100
Furniture and equipment expense                                           892              860
FDIC insurance premiums                                                   945              857
Other operating expenses                                                5,238            4,447
- - ----------------------------------------------------------------------------------------------

     Total other expenses                                              17,289           14,972
- - ----------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                       6,454            7,873
Provision for income taxes                                              1,616            2,264
- - ----------------------------------------------------------------------------------------------

Income before extraordinary item                                        4,838            5,609
Extraordinary item                                                          -             (732)
- - ----------------------------------------------------------------------------------------------

Net income                                                             $4,838           $4,877
==============================================================================================

Earnings per common share:
     Before extraordinary item                                          $0.46            $0.54
     Extraordinary item                                                   -              (0.07)
     Net income                                                          0.46             0.47
Cash dividends per common share                                          0.27             0.25
- - ----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

- - --------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three month periods ended March 31                                                1995              1994
- - --------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                    $4,838            $4,877
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, amortization and accretion                                   2,244             2,301
      Provision for loan and lease losses                                        1,461               951
      (Gain) / loss on securities transactions                                      88              (984)
      Gain on sale of mortgages                                                    (34)             (244)
      (Gain)/loss on sale of other real estate owned                               (33)               12
      Loss on the early extinguishment of debt                                       -             1,126
      Mortgage loans originated for resale                                      (1,799)           (9,684)
      Sale of mortgage loans originated for resale                               1,883            12,377
      Decrease in accrued interest receivable                                    1,095                86
      Increase / (decrease) in accrued interest payable                            729            (1,022)
      Increase / (decrease) in accrued expenses and taxes payable                 (111)            1,361
      Other, net                                                                (1,757)           (6,343)
                                                                              --------          --------

Net cash provided from operating activities                                      8,605             4,814
                                                                              --------          --------

INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities                       22,528            41,476
  Proceeds from the maturity of investment securities                           17,741            50,398
  Purchase of available-for-sale securities                                     (9,528)          (25,904)
  Purchase of held-to-maturity securities                                           -            (14,358)
  Net increase in loans and leases                                             (21,556)          (13,285)
  Capital expenditures                                                            (795)           (1,032)
                                                                              --------          --------

Net cash provided from investing activities                                      8,390            37,295
                                                                              --------          --------

FINANCING ACTIVITIES:
  Net decrease in deposits                                                     (11,431)           (8,814)
  Net decrease in short-term borrowings                                        (20,554)          (12,185)
  Proceeds from issuance of long-term debt                                      50,000                 -
  Repayment of long-term debt                                                     (260)          (11,335)
  Dividends paid                                                                (2,817)           (2,608)
                                                                              --------          --------

Net cash provided from/(used for) financing activities                          14,938           (34,942)
                                                                              --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       31,933             7,167
CASH AND CASH EQUIVALENTS AT JANUARY 1                                          88,504           113,124
                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT MARCH 31                                         $120,437          $120,291
                                                                              ========          ========

Cash and cash equivalents:
  Cash and due from banks                                                      $72,471           $71,664
  Short-term investments                                                        47,966            48,627
                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT MARCH 31                                         $120,437          $120,291
                                                                              ========          ========

  Interest paid on deposits, short-term borrowings, and long-term debt was
$13,631 in 1995, and $11,614 in 1994. Income taxes paid were $32 in 1995, and
$68 in 1994. Amounts transferred to other real estate owned were $1,139 in 1995, and $343 in 1994.
- - --------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Dollars in thousands, except per share)
- - --------------------------------------------------------------------------------
ACCOUNTING POLICIES

        The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 1995 and 1994.

        The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries (Susquehanna), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 28 and 29 of the 1994 Annual Report to Shareholders.

- - -----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 UNREALIZED
                                               PREFERRED      COMMON                 RETAINED GAINS/LOSSES ON  TREASURY       TOTAL
Year Ended December 31                             STOCK       STOCK     SURPLUS     EARNINGS    SECURITIES       STOCK      EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1994                            $40     $20,956     $33,407     $137,710        $5,356       ($373)   $197,096
   Preferred shares converted to
      common (1,884 shares)                          (40)         11          29                                                --
   Net income                                                                           4,877                                 4,877
   Change in unrealized gain/loss on securities                                                      (5,129)                 (5,129)

   Cash dividends paid:
      Per common share of  $0.25                                                       (2,608)                               (2,608)

- - -----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1994                              $0     $20,967     $33,436     $139,979          $227       ($373)   $194,236
===================================================================================================================================

Balance - January 1, 1995                                    $20,967     $33,436     $148,324       ($7,830)      ($373)   $194,524
   Net income                                                                           4,838                                 4,838
   Change in unrealized gain/loss on securities                                                       4,056                   4,056
   Cash dividends paid:
      Per common share of  $0.27                                                       (2,817)                               (2,817)

- - -----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1995                                     $20,967     $33,436     $150,345       ($3,774)      ($373)   $200,601
===================================================================================================================================

INVESTMENT SECURITIES

- - ---------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
- - ---------------------------------------------------------------------------------------------------------------------
                                                    March 31, 1995                           December 31, 1994
                                         ---------------------------------         ----------------------------------
                                         Amortized cost         Fair value         Amortized cost          Fair value
                                         --------------         ----------         --------------          ----------
Available-for-sale:
  U.S.Treasury                                 $161,286           $159,136                $189,461           $184,494
  U.S. Government agencies                       30,658             30,027                  22,042             20,932
  Mortgage-backed                                86,454             83,752                  70,797             68,505
  Corporates                                     65,601             64,502                  89,629             84,989
  Equities                                        5,013              5,763                   4,723              5,452
- - ---------------------------------------------------------------------------------------------------------------------
                                                349,012            343,180                 376,652            364,372
- - ---------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  U.S.Treasury                                   $9,953             $9,925                   9,948              9,655
  U.S. Government agencies                       15,005             14,839                  15,006             14,494
  State & municipal                             116,415            115,968                 120,582            118,677
  Mortgage-backed                                14,634             14,326                  19,002             18,224
  Corporates                                     19,010             18,740                  14,745             13,986
- - ---------------------------------------------------------------------------------------------------------------------
                                                175,017            173,798                 179,283            175,036
- - ---------------------------------------------------------------------------------------------------------------------
Total investment securities                    $524,029           $516,978                $555,935           $539,408
=====================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries

- - --------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
- - --------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 1995, and  December 31, 1994, were as follows:
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,           December 31,
                                                                                            1995                   1994
- - --------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                                    $189,568               $184,276
Real estate - construction                                                                   46,089                 58,594
Real estate - mortgage                                                                      819,184                797,538
Consumer                                                                                    230,386                221,790
Leases                                                                                       12,896                 15,967
- - --------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                                                $1,298,123             $1,278,165
==========================================================================================================================

SHORT-TERM BORROWINGS
- - --------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 1995, and December 31, 1994, were as follows:
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,           December 31,
                                                                                            1995                   1994
- - --------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                 $30,615                $36,522
Treasury tax and loan notes                                                                   3,183                  5,630
Federal Home Loan Bank borrowings                                                                -                   2,200
Other                                                                                            -                  10,000
- - --------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                              $33,798                $54,352
==========================================================================================================================

LONG-TERM DEBT
- - --------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 1995, and December 31, 1994 was as follows:
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,           December 31,
                                                                                            1995                   1994
- - --------------------------------------------------------------------------------------------------------------------------
Term note due May, 1995                                                                      $4,000                 $4,000
Promissory note due June, 1995                                                                2,000                  2,000
Subordinated debt due in varying
   installments through July, 1995                                                                6                     12
Term note due July, 1996                                                                      4,000                  4,000
Term note due October, 1997                                                                   2,000                  2,000
Term loan note due in varying
   installments through March, 1999                                                           5,600                  5,850
Installment note due June, 1999                                                                  70                     74
Subordinated notes due February, 2005                                                        50,000                     -
- - --------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                                     $67,676                $17,936
==========================================================================================================================

IMPAIRED LOANS
- - --------------------------------------------------------------------------------

        Susquehanna adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principal and interest in accordance with the contractual terms of the loan agreement. The measurement of impaired loan values is based on either the present value of the loan's expected future cash flows discounted at the loan's historical effective interest rate, or on the fair value of the loan's underlying collateral value, less estimated selling costs, if the loan is collateral dependent. Management performs a quarterly review of Susquehanna's impaired loans. The adoption of SFAS 114 did not result in any additional provision to the Allowance for Loan and Lease Losses.

        Susquehanna does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest.

        Susquehanna's impaired loans totalled $21,270 at March 31, 1995, of which $10,401 had no related SFAS 114 allowance. The remaining impaired loans of $10,869 had a related SFAS 114 allowance of $1,289. For the first quarter of 1995, the average balance for impaired loans was $12,722 and the interest income recognized on impaired loans was $121. All interest income recognized on impaired loans was recorded on a cash basis.

Susquehanna Bancshares, Inc. and Subsidiaries

- - --------------------------------------------------------------------------------
COMPLETED  AND  PENDING  ACQUISITIONS
- - --------------------------------------------------------------------------------

   On April 8, 1994, Susquehanna signed definitive agreements to acquire Atlanfed Bancorp., Inc., Baltimore, Maryland ("Atlanfed"), Fairfax Financial Corporation, Baltimore, Maryland ("Fairfax"), and Reisterstown Holdings, Inc., Reisterstown, Maryland ("Reisterstown").

   At the close of day on March 31, 1995 (effective April 1, 1995), Susquehanna acquired Atlanfed and its subsidiaries for 1.2 million shares of its common stock. This transaction will be accounted for as a pooling and combined unaudited financial information is as follows:

                        Quarter Ended March 31, 1995     Quarter Ended March 31, 1994
                        ----------------------------     ----------------------------
                       Susquehanna  Atlanfed  Combined  Susquehanna  Atlanfed  Combined
                       ----------------------------------------------------------------
Interest income            $36,711    $4,957   $41,668     $30,336     $4,264   $34,600
Interest expense            14,360     2,747    17,107      10,592      2,282    12,874
                       ----------------------------------------------------------------
Net interest income         22,351     2,210    24,561      19,744      1,982    21,726
Loan loss provision          1,461        39     1,500         951         47       998
Other income                 2,853       403     3,256       4,052        706     4,758
Other expense               17,289     1,892    19,181      14,972      2,582    17,554
                       ----------------------------------------------------------------
Income before taxes          6,454       682     7,136       7,873         59     7,932
Taxes                        1,616       302     1,918       2,264        243     2,507
                       ----------------------------------------------------------------
Income before
  extraordinary item         4,838       380     5,218       5,609       (184)    5,425
Extraordinary item               0         0         0        (732)         0      (732)
                       ----------------------------------------------------------------
Net income                  $4,838      $380    $5,218      $4,877      ($184)   $4,693
                       ================================================================

Earnings per common share:
  Before extraordinary item  $0.46     $0.26     $0.45       $0.54     ($0.13)    $0.47
  Net income                  0.46      0.26      0.45        0.47      (0.13)     0.40

   On April 21, 1995, Susquehanna acquired Reisterstown and its subsidiaries for $28.6 million in cash. This transaction will be accounted for as a purchase and unaudited financial information for Reisterstown is as follows:

                                  3-31-95   12-31-94
                                 -------------------
Loans, net                       $198,519   $197,141
Assets                            246,935    246,865
Deposits                          209,332    208,045
Equity                             19,074     18,648

   The Fairfax merger is not expected to close until the latter half of 1995.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL
- - -------------------------------------------------------------------------------
CONDITION
- - ---------

The following is management's discussion and analysis of the significant changes in the consolidated financial condition, results of operations, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna").

(1)  Material Changes in Financial Condition
     ---------------------------------------

                    Liquidity and Interest Rate Sensitivity
                    ---------------------------------------

       Liquidity and interest rate sensitivity are related but distinctly different from one another.  The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy.  Susquehanna's policy of diversifying its funding sources
- - -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.

       However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $112.4 million or 21.7% of the investment portfolio at March 31, 1995. Short-term investments totaling $48 million at March 31, 1995 represent additional sources of liquidity.

       Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there can be a lag in maintaining the desired matching because the repricing of products occurs at varying time intervals.

       Susquehanna employs a variety of methods to monitor interest rate sensitivity and limit net interest income exposure. By dividing the assets and liabilities into three groups -- fixed rate, floating rate, and those which reprice only at management's discretion -- strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.

       Table 1 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at March 31, 1995. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna, which has consistently remained at or slightly above the 5.0% level.

                               Capital Resources
                               -----------------

       Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio was set at 4%; Susquehanna's ratio at March 31, 1995, was 13.63%. The total capital ratio (Tier II) minimum ratio is 8%; Susquehanna's ratio at March 31, 1995, was 18.36%. The minimum leverage ratio was set at 4%; Susquehanna's leverage ratio at March 31, 1995, was 9.97%.

       Impacting reported total equity has been the effect of the adoption of SFAS 115. The increase in interest rates during 1994 has caused the "unrealized gains and losses for available-for-sale securities" account in the equity section to move from a net gain at March 31, 1994, of $227,000 to a net loss at December 31, 1994, of $7,830,000. However, by March 31, 1995, the net loss declined to $3,774,000 as interest rates began to decline and the amortized cost balance of the available-for-sale portfolio lessened by $2.8 million.

(2)  Material Changes in Results of Operations
     -----------------------------------------

                                Earnings Summary
                                ----------------

       Effective January 1, 1995, Susquehanna adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118. These statements had no effect on Susquehanna's allowance for loan and lease losses.

       On July 11, 1994, Susquehanna completed its acquisition of eight Allegany County, Maryland, branch locations of First National Bank of Maryland. At the time of the acquisition, the Allegany County locations had loans of $45.5 million; fixed assets of $2.1 million; deposits of $194.1 million; and total assets of $194.2 million. The transaction has been accounted for under the purchase method of accounting. The eight branches were subsequently merged into Farmers and Merchants Bank and Trust, Hagerstown, Maryland, a wholly-owned subsidiary of Susquehanna.

       On February 9, 1995, Susquehanna issued $50 million 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisterstown Holdings, Inc. ("Reisterstown") on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds will be used for general corporate purposes.

       Susquehanna's net income for the first quarter of 1995 was $4,838,000 compared to $4,877,000 in the first quarter of 1994, a decline of $39,000 or .8%. In January 1994 Susquehanna prepaid a $10 million 10.5% note due May 1996 incurring an after tax extraordinary charge of $732,000. Therefore, income before this extraordinary item reported in the first quarter of 1994 was $5,609,000, compared to the $4,838,000 earned in the first quarter of 1995, which resulted in a $771,000 or 13.7% quarter to quarter decline.

       Several major items impacted the quarter to quarter comparisons. While higher average earning assets, $189 million, and an increase in the net interest margin, 5.1% vs 5.0%, in 1995 produced $2.6 million additional net interest income, investment security sales produced $88,000 in losses in 1995 compared to $984,000 in gains in 1994, which resulted in a reduction of $1,072,000 in other income. The provision for loan and lease losses was $510,000 higher in 1995. In 1995, non-interest expenses, which reflected the addition of the Allegany offices and acquisition costs relating to the Maryland acquisitions, increased $2.3 million while income tax expense declined by $648,000 due to lower taxable income.

       Affecting the reported net worth of Susquehanna was the effect of the adoption of SFAS 115 in December 1993. The unrealized loss, net of taxes, on the available-for-sale securities at March 31, 1995, was $3,774,000 compared to a gain of $227,000 at March 31, 1994. However, the loss at December 31, 1994, was $7,830,000. This rapid increase and decrease in the fair value of these securities is the result of rapid movement in general market interest rates.

       Income before extraordinary items on a per share basis in 1995 was $.46 compared to $.54 in 1994 and the return on average assets was .99% compared to 1.28%. Net income per share was $.46 compared to $.47 and the return on average assets was .99% compared to 1.11%.

       At March 31, 1995, the equity capital to total assets ratio was 10.02% compared to 10.86% at March 31, 1994, and 9.84% at December 31, 1994. The book value per share at the same period ends was $19.22, $18.61 and $18.64, respectively.

                              Net Interest Income
                              -------------------

       The increase in earning assets, principally the result of the acquisition in July 1994 of the eight Allegany County, Maryland, offices, combined with the .1% increase in the net interest margin to 5.1% produced $2.6 million higher net interest income.

       Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

       Table 2 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Table 3 presents changes in volumes and revenues and expenses between the periods. Net interest income as a percentage of net interest income and other income was 88.7% and 83.0%
for the quarters ended March 31, 1995 and 1994, respectively.

       The acquisition of the Allegany offices in July 1994 accounted for the major portion of the growth in total interest-bearing liabilities, when comparing the quarters ending March 31, 1995 and 1994, in Table 3. Loan growth was primarily derived internally as loans acquired in the acquisition totaled $45.5 million. The long-term debt increase was the result of the $50 million issue of subordinated debt in February 1995. The proceeds were temporarily used to pay off $10 million of short-term debt and the balance was temporarily invested in lower yielding short-term investments pending settlement of the Reisterstown acquisition. The growth in short-term borrowings was primarily an increase in securities sold under repurchase agreements.

       When comparing the first quarter of 1995 to the fourth quarter of 1994, the growth in volumes of interest-bearing liabilities and interest-earning assets was the result of the debt offering. Both interest-bearing demand deposits and savings deposits declined by $16 million more than was attracted in time deposits. The growth in loan volumes of $26 million was funded through investment security sales and maturities.

       The tax equivalent yields on earning assets, as illustrated in Table 2, rose to 8.3%, during the first quarter of 1995 compared to 7.6% in the first quarter of 1994. This increase in the rate of return is attributed to both the growth in loans at higher yields than investment securities and the general increase in interest rates. Loan yields increased from 8.4% to 9.1% on volume growth of $135 million while investment security yields increased from 6.1% to 6.4% on volume growth of $54 million. In addition, demand deposits and equity capital also increased by $33 million providing additional funds for the loan and investment accounts.

       The growth in interest-bearing liabilities, when comparing the quarters ended March 1995 and 1994, was influenced both by the acquisition of the Allegany offices and the issuance of the $50 million subordinated debt in February 1995. Long-term debt increased $26 million in average outstandings and its funding costs rose to 8.5% from 6.6%. Interest-bearing demand deposits rose $14 million with an increase in rate of .5% to 2.7%. Savings deposits increased $3 million with no increase in interest rate while time deposits were $88 million higher and the average rate paid rose to 4.8% from 4.1%.

       The average volume of interest-earning assets comparing the first quarter of 1995 to the fourth quarter of 1994 rose $12 million. The loan and lease volumes were $26 million higher funded by the decline of investment securities which were sold or matured in the first quarter of 1995. The $16 million increase in short-term investments was due to the temporary investment of the proceeds from the sale of the subordinated notes until the Reisterstown acquisition.

       The average volume of interest-bearing liabilities grew by $12 million between the first quarter of 1995 and the fourth quarter of 1994 and was the result of the issuance of the $50 million notes. Interest-bearing demand and savings deposit volumes fell by $22 million and $19 million, respectively, while time deposits grew by $25 million. The growth in time deposits was the result of specific maturity and rate offerings designed to attract and retain deposits.

       An additional positive influence on the ability of Susquehanna to maintain the 5.0% or better net interest margin has been the increase in non-interest-bearing demand deposits and earnings retention. While Susquehanna's interest margin has generally remained at the 5.0% level, variances do occur as an exact repricing match of assets and liabilities is not possible.

                                  Other Income
                                  ------------

       Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 11.3% and 17.0% for the periods ended March 31, 1995 and 1994, respectively.

       Excluding the gains and losses realized on the sale of investment securities, other operating income declined $127,000, 4.1%, when comparing the first quarter of 1995 with the first quarter of 1994. While service charges on deposit accounts rose $45,000 primarily on volume increases and income from fiduciary-related activities were higher by $99,000, all other income fell $270,000 as revenues from mortgage and insurance related activities fell by $210,000 and $71,000, respectively.

                                 Other Expenses
                                 --------------

       Non-interest expenses are categorized into five main groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents and maintenance; Federal Deposit Insurance Corporation's insurance premiums on deposits; and other expenses incurred in operating Susquehanna's business.

       The inclusion of the Allegany offices beginning in July 1994 have influenced the comparisons between the 1995 and 1994 periods. Comparing the first quarter of 1995 and 1994, total operating expenses were up 15.5%, $2.3 million. Salary and benefits costs rose 18.4%, $1.4 million, which reflects the employee costs relating to these branches as well as normal salary and benefit increases. Other operating expenses rose by $791,000, 17.8%, primarily due to the Allegany acquisition.

                                  Income Taxes
                                  ------------

       Susquehanna's effective tax rate in 1995 was 25.04% compared to 28.76% in 1994 as interest income not subject to tax increased over 1994.

                                  Risk Assets
                                  -----------

       Table 4 shows an increase in non-performing assets at March 31, 1995, compared to December 31 and March 31, 1994. Non-accrual loans and leases increased to $22.8 million from $15.3 million at December 31, 1994, primarily the result of one hotel loan that previously was reported in the past due 90-day category which declined at March 31, 1995, to $5.8 million from $14.5 million at December 31, 1994.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

       As illustrated in Table 5, the provision was increased by $510,000 to $1,461,000 in 1995 and was primarily the result of the rapid deterioration of one borrower. Charge-offs, also impacted by this credit, rose to $1,721,000 up from $479,000. The allowance at March 31, 1995 was $22.7 million up from $21.4 million at March 31, 1994, and was 1.75% of period end loans and leases at March 31, 1995.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE - 1 INTEREST RATE SENSITIVITY


At March 31, 1995                                    1-90       90-180      180-365     1 year
(Dollars in thousands)                               days        days        days       or more      TOTAL
- - ------------------------------------------------------------------------------------------------------------
ASSETS:
   Short-term investments                           $47,966                                          $47,966
   Investment securities                             21,979      33,583      73,472     389,163      518,197
   Loans and leases, net of unearned income*        489,926      89,014     148,030     548,368    1,275,338
- - ------------------------------------------------------------------------------------------------------------

      Total                                        $559,871    $122,597    $221,502    $937,531   $1,841,501
============================================================================================================
LIABILITIES:
   Deposits:
      Interest-bearing demand                      $403,245                                         $403,245
      Savings                                       355,341                                          355,341
      Time                                          160,322     113,150     132,743     235,405      641,620
      Time in denominations of $100 or more          11,687       8,453       8,764      13,293       42,197
   Short-term borrowings                             33,298         500                               33,798
   Long-term debt                                    11,600           6                  56,070       67,676
- - ------------------------------------------------------------------------------------------------------------

      Total                                        $975,493    $122,109    $141,507    $304,768   $1,543,877
============================================================================================================

* Does not include nonaccruing loans and leases.


INTEREST SENSITIVITY GAP:
   Periodic                                        ($415,622)      $488     $79,995    $632,763
   Cumulative                                                  (415,134)   (335,139)    297,624

CUMULATIVE GAP AS A PERCENTAGE OF EARNING ASSETS      -22.6%     -22.5%      -18.2%       16.2%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                 INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS
- - --------------------------------------------------------------------------------

                                      For the Three Month Period Ended      For the Three Month Period Ended
(Dollars in thousands)                          March 31, 1995                        March 31, 1994
                                     ----------------------------------    ----------------------------------
                                       AVERAGE                   RATE        AVERAGE                   RATE
        ASSETS                         BALANCE     INTEREST      (%)         BALANCE     INTEREST      (%)
                                     ----------    --------    --------    ----------    --------    --------
INTEREST-EARNING ASSETS
Short-term investments                  $35,943        $529         6.0       $35,180        $278         3.2
Investment securities:
   Taxable                              413,191       6,229         6.1       380,971       5,415         5.8
   Tax advantaged                       118,607       2,118         7.2        97,128       1,750         7.3
                                     ----------    --------                ----------    --------

   Total investment securities          531,798       8,347         6.4       478,099       7,165         6.1
Loans and leases, net:
   Taxable                            1,242,433      27,963         9.1     1,111,143      22,866         8.3
   Tax advantaged                        43,333         940         8.8        39,993         978         9.9
                                     ----------    --------                ----------    --------

   Total loans and leases             1,285,766      28,903         9.1     1,151,136      23,844         8.4
                                     ----------    --------                ----------    --------

TOTAL INTEREST-EARNING ASSETS         1,853,507     $37,779         8.3     1,664,415     $31,287         7.6
                                                   ========    ========                  ========    ========

ALLOWANCE FOR LOAN AND LEASE LOSSES     (22,939)                              (21,040)
OTHER NON-EARNING ASSETS                145,956                               140,601
                                     ----------                            ----------

TOTAL ASSETS                         $1,976,524                            $1,783,976
                                     ==========                            ==========

   LIABILITIES & EQUITY
INTEREST-BEARING LIABILITIES
Deposits:
   Interest-bearing demand             $412,706      $2,745         2.7      $398,271      $2,183         2.2
   Savings                              360,830       2,235         2.5       357,691       2,208         2.5
   Time                                 660,320       7,817         4.8       571,895       5,741         4.1
Short-term borrowings                    44,960         596         5.4        19,173         132         2.8
Long-term debt                           46,023         967         8.5        20,059         328         6.6
                                     ----------    --------                ----------    --------

TOTAL INTEREST-BEARING LIABILITIES    1,524,839     $14,360         3.8     1,367,089     $10,592         3.1
                                                   ========    ========                  ========    ========

DEMAND DEPOSITS                         231,137                               199,888
OTHER LIABILITIES                        22,318                                20,515
                                     ----------                            ----------

   TOTAL LIABILITIES                  1,778,294                             1,587,492
STOCKHOLDERS' EQUITY                    198,230                               196,484
                                     ----------                            ----------

   TOTAL LIABILITIES & EQUITY        $1,976,524                            $1,783,976
                                     ==========                            ==========

NET INTEREST INCOME/YIELD ON                        $23,419         5.1                   $20,695         5.0
   AVERAGE EARNING ASSETS                          ========    ========                  ========    ========

   For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                          Three months ended                             Three months ended
                                                        March 31, 1995 compared                        March 31, 1995 compared
(Dollars in thousands)                                     to March 31, 1994                            to December 31, 1994
- - -----------------------------------------------------------------------------------------------------------------------------------
                                               Average Volumes      Income / Expense        Average Volumes       Income / Expense
                                              -----------------    ------------------     ------------------    -------------------
ASSETS:                                          $          %         $           %          $            %        $             %
Loans and Leases                              134,630      11.7      5,072       21.6      25,524        2.0        960         3.5
Investments                                    53,699      11.2      1,052       16.0     (29,824)      (5.3)      (421)       (5.2)
Short-term investments                            763       2.2        251       90.3      16,376       83.7        285       116.8
                                              -------              -------                -------               -------

         Total                                189,092      11.4      6,375       21.0      12,076        0.7        824         2.3
                                              =======                                     =======

LIABILITIES:
Interest-bearing demand                        14,435       3.6        562       25.7     (21,959)      (5.1)        82         3.1
Savings                                         3,139       0.9         27        1.2     (18,990)      (5.0)      (125)       (5.3)
Time                                           88,425      15.5      2,076       36.2      24,710        3.9        759        10.8
Short-term borrowings                          25,787     134.5        464      351.5        (587)      (1.3)        27         4.7
Long-term debt                                 25,964     129.4        639      194.8      28,407      161.3        660       215.0
                                              -------              -------                -------               -------

         Total                                157,750      11.5      3,768       35.6      11,581        0.8      1,403        10.8
                                              =======              -------                =======               -------

Net interest income                                                  2,607       13.2                              (579)       (2.5)
Provision for loan and lease losses                                    510       53.6                               502        52.3
                                                                   -------                                      -------

Net interest income after
   provision for loan and lease losses                               2,097       11.2                            (1,081)       (4.9)
Investment security gains/(losses)                                  (1,072)    (108.9)                              (88)     (100.0)
Other operating income                                                (127)      (4.1)                              138         4.9
                                                                   -------                                      -------

Income before operating expenses                                       898        3.9                            (1,031)       (4.2)


Salaries and employee benefits                                       1,416       18.4                               783         9.4
Net occupancy & equipment                                               22        1.1                               360        22.2
Other operating expenses                                               879       16.6                            (1,272)      (17.1)
                                                                   -------                                      -------

Total operating expenses                                             2,317       15.5                              (129)       (0.7)
                                                                   -------                                      -------

Income before taxes and extraordinary item                          (1,419)     (18.0)                             (902)      (12.3)
Provision for income taxes                                            (648)     (28.6)                             (426)      (20.9)
                                                                   -------                                      -------

Income before extraordinary item                                      (771)     (13.7)                             (476)       (9.0)
                                                                   =======                                      =======

Extraordinary item                                                     732     (100.0)                                0           -
                                                                   -------                                      -------

Net income                                                             (39)      (0.8)                             (476)       (9.0)
                                                                   =======                                      =======

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 4 - RISK ASSETS

- - ----------------------------------------------------------------------------------------------------------
                                                                   March 31,   December 31,      March 31,
(Dollars in thousands)                                               1995           1994           1994
- - ----------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                                       $22,785        $15,291        $16,239
   Restructured accrual loans                                          6,914          6,941             -
   Other real estate owned                                             3,195          3,102          5,675
- - ----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $32,894        $25,334        $21,914
==========================================================================================================

As a percent of period-end loans and leases and
   other real estate owned                                              2.53%          1.98%          1.87%
Loans and leases contractually
   past due 90 days and still accruing                                $5,790        $14,450         $6,559

TABLE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

- - ---------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31,
(Dollars in thousands)                                                    1995              1994
- - ---------------------------------------------------------------------------------------------------
Balance - Beginning of period                                             $22,750           $20,676
   Additions charged to operating expenses                                  1,461               951

- - ---------------------------------------------------------------------------------------------------
                                                                           24,211            21,627
- - ---------------------------------------------------------------------------------------------------
   Charge-offs                                                             (1,721)             (479)
   Recoveries                                                                 217               269
- - ---------------------------------------------------------------------------------------------------
      Net charge-offs                                                      (1,504)             (210)
- - ---------------------------------------------------------------------------------------------------
Balance - End of period                                                   $22,707           $21,417
===================================================================================================

Net charge-offs as a percent of average loans and leases (annualized)        0.47%             0.07%
Allowance as a percent of period-end loans and leases                        1.75              1.84

Average loans and leases                                               $1,285,766        $1,151,136
Period-end loans and leases                                             1,298,123         1,163,077

PART II.   OTHER INFORMATION
           -----------------


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       Registrant was not required to file any Reports on Form 8-K for the period ended March 31, 1995.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUSQUEHANNA BANCSHARES, INC.



May 8, 1995                           /s/ Robert S. Bolinger
                                      -------------------------------------
                                      Robert S. Bolinger
                                      President and Chief Executive Officer



May 8, 1995                           /s/ J. Stanley Mull, Jr.
                                      -------------------------------------
                                      J. Stanley Mull, Jr., Vice President
                                      Treasurer, and Principal Financial
                                      Officer