Form 10-Q
period 1995-06-30
SUSQUEHANNA BANCSHARES INC
filed 1995-08-10
CIK 700863

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
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

AS OF JUNE 30, 1995, THE REGISTRANT HAD 11,640,549 SHARES OF COMMON STOCK OUTSTANDING.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                      SEQUENTIAL
                                                                      PAGE
                                                                      REFERENCE

PART I.      FINANCIAL INFORMATION...................................    3

ITEM 1.      FINANCIAL STATEMENTS....................................    3 - 8

       CONSOLIDATED BALANCE SHEETS -
       AS OF JUNE 30, 1995, AND 1994,
       AND DECEMBER 31, 1994.........................................    3

       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS PERIODS ENDED
       JUNE 30, 1995 & 1994..........................................    4

       CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE SIX MONTH PERIODS
       ENDED JUNE 30, 1995, AND 1994.................................    5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................    6 - 8


ITEM 2.      MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND THE RESULTS OF OPERATIONS...........................    9 - 18

PART II      OTHER INFORMATION.......................................    19

ITEM 4.      SUBMISSION OF MATTERS TO
               A VOTE OF SECURITY HOLDERS............................    19-20

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................    20

             SIGNATURES..............................................    21

PART I. FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            June 30          December 31              June 30
ASSETS                                                                            1995                 1994                 1994
-----------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                        $   81,541           $   79,473          $   72,297
Short-term investments                                                             50,318               15,603              26,950
Investment securities available for sale                                          392,261              374,045             352,136
Investment securities held to maturity                                            198,941              223,951             170,268
    (Fair values of $200,026; $217,035; and $165,884)
Loans and leases, net of unearned income                                        1,712,460            1,466,186           1,363,080
Less: Allowance for loan and lease losses                                          27,779               23,845              23,166
                                                                           ---------------      ---------------     ---------------
      Net loans and leases                                                      1,684,681            1,442,341           1,339,914
                                                                           ---------------      ---------------     ---------------
Premises and equipment (net)                                                       34,250               31,886              29,689
Accrued income receivable                                                          18,239               17,847              14,285
Other assets                                                                       60,440               46,263              38,831
                                                                           ---------------      ---------------     ---------------
    Total assets                                                               $2,520,671           $2,231,409          $2,044,370
                                                                           ===============      ===============     ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
    Demand                                                                     $  263,992           $  261,045          $  218,669
    Interest-bearing demand                                                       480,494              464,052             438,525
    Savings                                                                       397,713              398,423             382,570
    Time                                                                          857,770              697,406             617,698
    Time of $100 or more                                                           95,329               45,404              40,018
                                                                           ---------------      ---------------     ---------------
             Total deposits                                                     2,095,298            1,866,330           1,697,480
                                                                           ---------------      ---------------     ---------------
Short-term borrowings                                                              65,279               73,352              57,462
Long-term debt                                                                     94,722               49,314              48,833
Accrued interest, taxes, and expenses payable                                      20,909               18,478              13,793
Other liabilities                                                                  14,565                6,831              12,091
                                                                           ---------------      ---------------     ---------------
             Total liabilities                                                  2,290,773            2,014,305           1,829,659

Stockholders' equity:
    Common stock
             Authorized: 32,000,000 shares ($2.00 par value)
             Issued:     11,682,880 shares                                         23,366               23,366              23,366
    Surplus                                                                        43,014               42,919              42,216
    Retained earnings                                                             164,329              159,051             152,910
    Unrealized gains and losses for available-for-sale
     securities, net of taxes                                                        (488)              (7,859)             (3,408)
    Less: Treasury stock,(42,331; 48,962; and 48,962 common
     shares at cost)                                                                  323                  373                 373
                                                                           ---------------      ---------------     ---------------
             Total stockholders' equity                                           229,898              217,104             214,711
                                                                           ---------------      ---------------     ---------------
Total liabilities and stockholders' equity                                     $2,520,671           $2,231,409          $2,044,370
                                                                           ===============      ===============     ===============
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                         JUNE 30                    JUNE 30
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share )                                            1995     1994              1995      1994
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                               $39,003  $28,177           $71,633   $55,000
Interest on investment securities: Taxable                                            6,552    5,954            13,595    12,237
                                    Tax-exempt                                        1,327    1,229             2,706     2,370
Interest on short-term investments                                                      772      369             1,389       722
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                           47,654   35,729            89,323    70,329
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                                                          3,323    2,644             6,431     5,205
     Savings                                                                          2,558    2,331             5,015     4,740
     Time                                                                            12,318    6,911            21,494    13,912
Interest on short-term borrowings                                                       769      478             1,683       821
Interest on long-term debt                                                            2,048      677             3,500     1,237
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                          21,016   13,041            38,123    25,915
---------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                  26,638   22,688            51,200    44,414
Provision for loan and lease losses                                                   1,071      978             2,571     1,976
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                        25,567   21,710            48,629    42,438
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                   1,260    1,189             2,446     2,340
Other service charges, commissions, fees                                                272      237               531       497
Income from fiduciary-related activities                                                749      673             1,412     1,237
Other operating income                                                                1,488    1,305             2,722     3,104
Investment security gains/(losses)                                                       15       18               (73)    1,002
---------------------------------------------------------------------------------------------------------------------------------

     Total other income                                                               3,784    3,422             7,038     8,180
---------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                                       10,429    8,680            20,429    17,441
Net occupancy expense                                                                 1,367    1,202             2,728     2,573
Furniture and equipment expense                                                       1,053      992             2,030     1,936
FDIC insurance premiums                                                               1,192      961             2,239     1,926
Other operating expenses                                                              6,111    5,149            11,905    10,662
---------------------------------------------------------------------------------------------------------------------------------

     Total other expenses                                                            20,152   16,984            39,331    34,538
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                                     9,199    8,148            16,336    16,080
Provision for income taxes                                                            2,799    2,440             4,717     4,947
---------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                                      6,400    5,708            11,619    11,133
Extraordinary item                                                                     -        -                 -         (732)
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          $ 6,400  $ 5,708           $11,619   $10,401
=================================================================================================================================

Earnings per common share:
     Before extraordinary item                                                        $0.55    $0.49             $1.00     $0.96
     Extraordinary item                                                                 -        -                 -       (0.07)
     Net income                                                                        0.55     0.49              1.00      0.89
Cash dividends per common share                                                        0.27     0.25              0.54      0.50
---------------------------------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six month periods ended June 30                                                                       1995               1994
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                     $ 11,619           $ 10,401
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, amortization and accretion                                                      4,382              4,342
      Provision for loan and lease losses                                                           2,571              1,976
      Deferred taxes                                                                                    -                (82)
      (Gain) / loss on securities transactions                                                         73             (1,002)
      Gain on sale of mortgages                                                                       (93)              (488)
      Gain on sale of other real estate owned                                                         (81)               (16)
      Loss on the early extinguishment of debt                                                          -              1,126
      Mortgage loans originated for resale                                                        (21,355)           (31,035)
      Sale of mortgage loans originated for resale                                                 18,230             38,011
      (Increase) / decrease in accrued interest receivable                                          1,312               (284)
      Decrease in accrued interest payable                                                         (2,184)            (1,317)
      Increase / (decrease) in accrued expenses and taxes payable                                  (1,838)               369
      Change in fiscal year of pooled entity                                                         (381)                 -
      Other, net                                                                                    2,029                695
                                                                                              ------------       ------------
Net cash provided from operating activities                                                        14,284             22,696

INVESTING ACTIVITIES:
   Proceeds from the sale of available-for-sale securities                                         22,528             60,523
   Proceeds from the maturity of investment securities                                             50,497             61,564
   Purchase of available-for-sale securities                                                      (27,216)           (93,912)
   Purchase of held-to-maturity securities                                                         (2,265)            (2,000)
   Net increase in loans and leases                                                               (42,108)           (62,103)
   Capital expenditures                                                                            (1,754)            (2,007)
   Net cash paid in acquisition                                                                   (17,517)                 -
   Change in fiscal year of pooled entity                                                              81                  -
                                                                                              ------------       ------------
Net cash used for investing activities                                                            (17,754)           (37,935)

FINANCING ACTIVITIES:
   Net increase / (decrease) in deposits                                                           19,149            (21,709)
   Net decrease in short-term borrowings                                                          (18,012)            28,745
   Proceeds from issuance of long-term debt                                                        55,000                  -
   Repayment of long-term debt                                                                    (10,869)           (12,594)
   Proceeds from issuance of common stock                                                             768                123
   Dividends paid                                                                                  (5,960)            (5,470)
   Change in fiscal year of pooled entity                                                             177                  -
                                                                                              ------------       ------------
Net cash provided from/(used for) financing activities                                             40,253            (10,905)

                                                                                              ------------       ------------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                             36,783            (26,144)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                             95,076            125,391
                                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                             $131,859           $ 99,247
                                                                                              ============       ============
Cash and cash equivalents:
   Cash and due from banks                                                                       $ 81,541           $ 72,297
   Short-term investments                                                                          50,318             26,950
                                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                             $131,859           $ 99,247
                                                                                              ============       ============
-----------------------------------------------------------------------------------------------------------------------------

   Interest paid on deposits, short-term borrowings, and long-term debt was $37,307 in 1995, and $27,278 in 1994. Income taxes paid were $4,472 in 1995, and
$4,900 in 1994. Amounts transferred to other real estate owned were $1,809 in 1995, and $971 in 1994.
   On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., Reisterstown, MD for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities were $20,273; and deposits were $209,819.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                                                                UNREALIZED
Six Month Periods Ended June 30                     PREFERRED    COMMON              RETAINEDGAINS/LOSSES ON    TREASURY      TOTAL
(In thousands, except per share)                        STOCK     STOCK   SURPLUS    EARNINGS   SECURITIES         STOCK     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1994                                 $40     $23,355  $42,064    $147,979     $5,363         ($373)   $218,428
     Common stock issued under
         employee benefit plans                                                123                                              123
     Preferred shares converted to
         common (1,884 shares)                            (40)         11       29                                               --
     Net income                                                                         10,401                               10,401
     Change in unrealized gain/loss on securities                                                  (8,771)                   (8,771)
     Cash dividends paid:
         Per common share of $0.50                                                      (5,470)                              (5,470)

------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1994                                    $0     $23,366  $42,216    $152,910    ($3,408)        ($373)   $214,711
====================================================================================================================================

Balance - January 1, 1995                                          23,366   42,919     159,051     (7,859)         (373)    217,104
     Net income                                                                         11,619                               11,619
     Change in fiscal year of pooled entity                                   (623)       (381)       (44)                   (1,048)
     Common stock issued under
         employee benefit plans                                                718                                   50         768
     Change in unrealized gain/loss on securities                                                   7,415                     7,415
     Cash dividends paid:
         Per common share of $0.54                                                      (5,960)                              (5,960)

------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1995                                           $23,366  $43,014    $164,329      ($488)        ($323)   $229,898
====================================================================================================================================

ACCOUNTING POLICIES
     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 1995 and 1994.
     Prior period information has been restated to reflect the acquisition of Atlanfed Bancorp, Inc. The transaction, which was completed on April 1, 1995, has been accounted for as a pooling-of-interests.
     On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc. for $28,640. The transaction has been accounted for under the purchase method of accounting.
     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries (Susquehanna), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 28 and 29 of the 1994 Annual Report to Shareholders.

INVESTMENT SECURITIES
--------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
--------------------------------------------------------------------------------

                                    June 30, 1995                       December 31, 1994
                             -------------------------------     --------------------------------
(In thousands)                  Amortized cost    Fair value      Amortized cost       Fair value
                             -----------------  ------------     ----------------  --------------
Available-for-sale:
   U.S.Treasury                      $160,076       $160,227            $189,461         $184,494
   U.S. Government agencies            37,249         36,963              22,042           20,932
   Mortgage-backed                    119,630        118,095              70,797           68,505
   Corporates                          59,377         59,441              89,629           84,989
   Equities                            16,748         17,535              14,443           15,125
---------------------------------------------------------------------------------------------------
                                      393,080        392,261             386,372          374,045
---------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Treasury                      $  9,957       $ 10,197               9,948            9,655
   U.S. Government agencies            35,940         35,841              29,506           28,169
   State & municipal                  113,835        114,308             120,582          118,677
   Mortgage-backed                     20,192         20,386              44,913           42,310
   Corporates                          19,017         19,294              19,002           18,224
---------------------------------------------------------------------------------------------------
                                      198,941        200,026             223,951          217,035
---------------------------------------------------------------------------------------------------
Total investment securities          $592,021       $592,287            $610,323         $591,080
===================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------
LOANS AND LEASES
--------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 1995, and December 31, 1994, were as follows:
--------------------------------------------------------------------------------

                                                                                                       June 30,  December 31,
(In thousands)                                                                                           1995        1994
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                                             $  194,114    $  186,013
Real estate - construction                                                                             173,980        84,886
Real estate - mortgage                                                                               1,088,319       955,357
Consumer                                                                                               240,088       223,963
Leases                                                                                                  15,959        15,967
------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases                                                                          $1,712,460    $1,466,186
==============================================================================================================================

SHORT-TERM BORROWING
-------------------------------------------------------------------------------
Short-term borrowings at June 30, 1995, and December 31, 1994, were as follows:
-------------------------------------------------------------------------------

                                                                                                       June 30,  December 31,
(In thousands)                                                                                           1995        1994
------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                         $   27,898    $   36,522
Treasury tax and loan notes                                                                             11,381         5,630
Federal Home Loan Bank borrowings                                                                       23,000        21,200
Other                                                                                                    3,000        10,000
------------------------------------------------------------------------------------------------------------------------------
    Total short-term borrowings                                                                     $   65,279    $   73,352
==============================================================================================================================

LONG-TERM DEBT
-------------------------------------------------------------------------------
Long-term debt at June 30, 1995, and December 31, 1994 was as follows:
-------------------------------------------------------------------------------

                                                                                                       June 30   December 31,
(In thousands)                                                                                           1995        1994
------------------------------------------------------------------------------------------------------------------------------
Term note due May, 1995                                                                             $        -    $    4,000
Promissory note due June, 1995                                                                               -         2,000
Subordinated debt due in varying
    installments through July, 1995                                                                          -            12
Term note due July, 1996                                                                                 4,000         4,000
Term note due October, 1997                                                                              2,000         2,000
Term note due July, 1998                                                                                 5,000             -
Term loan note due in varying
    installments through March, 1999                                                                     2,000         5,850
Installment note due June, 1999                                                                             67            74
FHLB advances in varying maturities through December, 2003                                              31,178        31,378
Subordinated notes due February, 2005                                                                   50,000             -
Term loan note due September, 2014                                                                         477             -
------------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                            $   94,722    $   49,314
==============================================================================================================================

IMPAIRED LOANS
--------------------------------------------------------------------------------

     In May, 1993, the Financial Accounting Standards Accounting Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan", amended by SFAS
118. These statements, which Susquehanna has adopted effective January 1, 1995, had no effect on Susquehanna's allowance for loan and lease losses. Susquehanna does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest.
     Susquehanna's impaired loans totalled $23,607 at June 30, 1995, of which $11,371 had no related SFAS 114 allowance. The remaining impaired loans of $12,236 had a related SFAS 114 allowance of $1,569. For the second quarter and first six months of 1995, the average balance for impaired loans was $22,753 and $17,453, respectively, and the interest income recognized on impaired loans was $138 and $259, respectively. All interest income recognized on impaired loans was recorded on the cash basis.


PENDING LOAN SALE
--------------------------------------------------------------------------------

     In June 1995, Susquehanna entered into an agreement with a third party to sell approximately $40 million of Pennsylvania Higher Education Assistance Agency loans at approximately a 2% premium before expenses, subject to certain conditions. This transaction is expected to close in September 1995.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------
ACQUISITIONS
--------------------------------------------------------------------------------
  On April 1, 1995, Susquehanna ("SBI") acquired Atlanfed Bancorp, Inc.("ABI"), a Maryland thrift holding company with $255 million in assets and $179 million in deposits. SBI issued approximately 1.2 million shares of common stock to shareholders of ABI based on an exchange ratio of .802 shares of SBI's common stock for each share of ABI common stock.
  The ABI acquisition was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated finnacial statements have been restated to include the consolidated accounts of ABI for all periods presented. Previously reported information was as follows:

                                   Quarter Ended                         Quarter Ended                        Six Months Ended
                                   March 31,1995                         June 30, 1994                         June 30, 1994
                         -----------------------------------------------------------------------------------------------------------
                             SBI                 ABI                SBI                ABI                SBI                ABI
                         -----------------------------------------------------------------------------------------------------------
Net interest income         $22,351             $ 2,211            $20,508            $ 2,180            $40,252            $ 4,162
Loan loss provision           1,461                  39                939                 39              1,890                 86
Other income                  2,853                 401              2,930                492              6,982              1,198
Other expense                17,289               1,890             14,868              2,116             29,840              4,698
                         -----------------------------------------------------------------------------------------------------------
Income before taxes           6,454                 683              7,631                517             15,504                576
Taxes                         1,616                 302              2,239                201              4,503                444
                         -----------------------------------------------------------------------------------------------------------
Income before
  extraordinary item          4,838                 381              5,392                316             11,001                132
Extraordinary item                0                   0                  0                  0               (732)                 0
                         -----------------------------------------------------------------------------------------------------------
Net income                  $ 4,838             $   381            $ 5,392            $   316            $10,269            $   132
                         ===========================================================================================================

Earnings per share:
  Before item               $  0.46             $  0.26            $  0.52            $  0.22            $  1.05            $  0.09
  Net income                   0.46                0.26               0.52               0.22               0.98               0.09

  In conjunction with the merger, ABI changed its fiscal year end from March 31 to December 31 and as a result, ABI's earnings for their quarter ended March 31, 1995 are included in the pooled consolidated income statements for both the fourth quarter of 1994 and the first quarter of 1995.
  On April 21, 1995, SBI purchased Reisterstown Holdings, Inc.("RHI"), a Maryland thrift holding company with $248 million in assets and $212 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of RHI have been included with SBI since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill of $12.6 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.
  A summary of unaudited pro forma combined financial information for SBI and RHI combined follows:

                                Quarter Ended June 30                 Six Months End June 30
                            -----------------------------
(In thousands)               1995                1994               1995               1994
                            -----------------------------          ----------------------------
Net interest income          $27,212             $24,628            $54,334            $48,368
Loan loss provision            1,071               1,053              2,571              2,051
Other income                   3,904               4,549              7,604             10,682
Other expense                 20,484              19,039             41,717             38,316
                            -----------------------------          ----------------------------
Income before taxes            9,561               9,085             17,650             18,683
Taxes                          2,954               2,917              5,358              6,264
                            -----------------------------          ----------------------------
Income before
  extraordinary item           6,607               6,168             12,292             12,419
Extraordinary item                 0                   0                  0               (732)
                            -----------------------------          ----------------------------
Net income                   $ 6,607             $ 6,168            $12,292            $11,687
                            =============================          ============================

Earnings per share:
  Before item                $  0.57             $  0.53            $  1.06            $  1.07
  Net income                    0.57                0.53               1.06               1.00

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------------
CONDITION
---------
THE FOLLOWING IS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SIGNIFICANT CHANGES IN THE CONSOLIDATED FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF SUSQUEHANNA BANCSHARES, INC. ("SUSQUEHANNA").

(1) MATERIAL CHANGES IN FINANCIAL CONDITION
    ---------------------------------------

                    LIQUIDITY AND INTEREST RATE SENSITIVITY
                    ---------------------------------------

          LIQUIDITY AND INTEREST RATE SENSITIVITY ARE RELATED BUT DISTINCTLY DIFFERENT FROM ONE ANOTHER. THE MAINTENANCE OF ADEQUATE LIQUIDITY -- THE ABILITY TO MEET THE CASH REQUIREMENTS OF ITS CUSTOMERS AND OTHER FINANCIAL COMMITMENTS -- IS A FUNDAMENTAL ASPECT OF SUSQUEHANNA'S ASSET/LIABILITY MANAGEMENT STRATEGY. SUSQUEHANNA'S POLICY OF DIVERSIFYING ITS FUNDING SOURCES -
- PURCHASED FUNDS, REPURCHASE AGREEMENTS, AND DEPOSIT ACCOUNTS -- ALLOWS IT TO AVOID UNDUE CONCENTRATION IN ANY SINGLE FINANCIAL MARKET AND ALSO TO AVOID HEAVY FUNDING REQUIREMENTS WITHIN SHORT PERIODS OF TIME.

          HOWEVER, LIQUIDITY IS NOT ENTIRELY DEPENDENT ON INCREASING SUSQUEHANNA'S LIABILITY BALANCES. LIQUIDITY CAN ALSO BE GENERATED FROM MATURING OR READILY MARKETABLE ASSETS. THE CARRYING VALUE OF INVESTMENT SECURITIES MATURING WITHIN ONE YEAR AMOUNTED TO $131.6 MILLION OR 22.3% OF THE INVESTMENT PORTFOLIO AT JUNE 30, 1995. SHORT-TERM INVESTMENTS TOTALING $50.3 MILLION AT JUNE 30, 1995 REPRESENT ADDITIONAL SOURCES OF LIQUIDITY.

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

          TABLE 1 ILLUSTRATES SUSQUEHANNA'S ESTIMATED INTEREST RATE SENSITIVITY AND PERIODIC AND CUMULATIVE GAP POSITIONS AS CALCULATED AT JUNE 30, 1995. AN INSTITUTION WITH MORE ASSETS REPRICING THAN LIABILITIES OVER A GIVEN TIME FRAME IS CONSIDERED ASSET SENSITIVE, AND ONE WITH MORE LIABILITIES REPRICING THAN ASSETS IS CONSIDERED LIABILITY SENSITIVE. AN ASSET SENSITIVE INSTITUTION WILL GENERALLY BENEFIT FROM RISING RATES, AND A LIABILITY SENSITIVE INSTITUTION WILL GENERALLY BENEFIT FROM DECLINING RATES. WHILE SUSQUEHANNA HAS HAD AND WILL INTO THE FORESEEABLE FUTURE EXPERIENCE A NEGATIVE GAP POSITION (LIABILITY SENSITIVE), THE IMPACT OF A RAPID RISE IN INTEREST RATES, AS OCCURRED IN 1994, DID NOT HAVE A SIGNIFICANT EFFECT ON THE NET INTEREST MARGIN OF SUSQUEHANNA, WHICH HAS CONSISTENTLY REMAINED AT OR SLIGHTLY BELOW THE 5.0% LEVEL.

                               CAPITAL RESOURCES
                               -----------------

          CAPITAL ELEMENTS ARE SEGMENTED INTO TWO TIERS. TIER I CAPITAL REPRESENTS SHAREHOLDERS' EQUITY REDUCED BY MOST INTANGIBLE ASSETS, WHILE TOTAL CAPITAL INCLUDES CERTAIN ALLOWABLE LONG-TERM DEBT AND THE GENERAL PORTION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES LIMITED TO 1.25% OF RISK-ADJUSTED ASSETS. THE MINIMUM TIER I CAPITAL RATIO WAS SET AT 4%; SUSQUEHANNA'S RATIO AT JUNE 30, 1995 WAS 12.11%. THE TOTAL CAPITAL RATIO (TIER II) MINIMUM RATIO IS 8%; SUSQUEHANNA'S RATIO AT JUNE 30, 1995 WAS 16.25%. THE MINIMUM LEVERAGE RATIO WAS SET AT 4%; SUSQUEHANNA'S LEVERAGE RATIO AT JUNE 30, 1995 WAS 8.61%.

          IMPACTING REPORTED TOTAL EQUITY HAS BEEN THE EFFECT OF THE ADOPTION OF SFAS 115. THE INCREASE IN INTEREST RATES DURING 1994 HAS CAUSED THE "UNREALIZED GAINS AND LOSSES FOR AVAILABLE-FOR-SALE SECURITIES" ACCOUNT IN THE EQUITY SECTION TO MOVE FROM A NET LOSS AT JUNE 30, 1994 OF $3,408,000 TO A NET LOSS AT DECEMBER 31, 1994 OF $7,859,000. HOWEVER, BY JUNE 30, 1995, THE NET LOSS DECLINED TO $488,000 AS INTEREST RATES FELL DURING THE FIRST SIX MONTHS OF 1995.



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

SUBSEQUENTLY MERGED INTO FARMERS AND MERCHANTS BANK AND TRUST, HAGERSTOWN, MARYLAND, A WHOLLY-OWNED SUBSIDIARY OF SUSQUEHANNA.

          ON FEBRUARY 9, 1995, SUSQUEHANNA ISSUED $50 MILLION OF 9.00% SUBORDINATED NOTES DUE 2005. THE PROCEEDS OF THE ISSUANCE WERE USED TO ACQUIRE REISTERSTOWN HOLDINGS, INC. (RHI) ON APRIL 21, 1995, AND RETIRE $10 MILLION IN SHORT-TERM BORROWINGS. THE BALANCE OF THE PROCEEDS WILL BE USED FOR GENERAL CORPORATE PURPOSES.

          ON APRIL 1, 1995 SUSQUEHANNA COMPLETED THE ACQUISITION OF ATLANFED BANCORP, INC. (ABI) ISSUING 1,199,334 COMMON SHARES FOR ALL OF ABI'S OUTSTANDING SHARES. TOTAL ASSETS OF ABI AT THE ACQUISITION DATE WERE $255.1 MILLION. DEPOSITS TOTALED $179.4 MILLION; LOANS OUTSTANDING WERE $189.1 MILLION; AND STOCKHOLDERS' EQUITY WAS $22.6 MILLION. THE TRANSACTION WAS TREATED AS A POOLING-OF-INTERESTS AND SUSQUEHANNA'S FINANCIAL RESULTS FOR ALL REPORTED PERIODS ARE RESTATED TO INCLUDE ABI'S FINANCIAL RESULTS.

          ON APRIL 21, 1995, SUSQUEHANNA COMPLETED THE ACQUISITION OF RHI ACQUIRING ALL OF THE ASSETS AND ASSUMING ALL OF THE LIABILITIES OF RHI FOR $28.6 MILLION. ACCORDINGLY, THE TRANSACTION WAS TREATED UNDER THE PURCHASE METHOD OF ACCOUNTING WHEREBY ALL THE FINANCIAL RESULTS ARE INCLUDED WITH SUSQUEHANNA FROM APRIL 21, 1995 FORWARD. THE LOANS ACQUIRED TOTALED $197.9 MILLION, INVESTMENT SECURITIES WERE $27.1 MILLION AND DEPOSITS WERE $212.1 MILLION. THE EXCESS PURCHASE PRICE OF $12.6 MILLION WILL BE AMORTIZED OVER 15 YEARS.

          SUSQUEHANNA'S NET INCOME FOR THE QUARTER ENDING JUNE 30, 1995 ROSE TO $6,400,000, WHICH IS $692,000 OR 12% MORE THAN THE SECOND QUARTER OF 1994. EARNINGS PER SHARE INCREASED FROM $.49 PER SHARE IN THE SECOND QUARTER OF 1994 TO $.55 PER SHARE IN 1995, A 12% INCREASE. THE PRIMARY REASON FOR THE INCREASE IN NET INCOME WAS A $3,950,000 INCREASE IN NET INTEREST INCOME OFFSET BY A $3,168,000 INCREASE IN OPERATING EXPENSES.

          NET INCOME FOR THE SIX MONTHS ENDING JUNE 30, 1995 WAS $11,619,000 COMPARED TO $10,401,000 FOR THE SIX MONTHS ENDING JUNE 30, 1994 OR A 12% INCREASE. NET INCOME BEFORE EXTRAORDINARY ITEM FOR THE SIX MONTHS ENDING JUNE 30, 1994 WAS $11,133,000 COMPARED WITH $11,619,000 IN 1995 OR AN INCREASE OF
$486,000 OR 4%. EARNINGS PER SHARE FOR THE FIRST SIX MONTHS BEFORE AND AFTER EXTRAORDINARY ITEM INCREASED FROM $.96 AND $.89 PER SHARE, RESPECTIVELY, IN 1994 TO $1.00 PER SHARE FOR BOTH BEFORE AND AFTER EXTRAORDINARY ITEM IN 1995. THE INCREASE IN NET INCOME BEFORE EXTRAORDINARY ITEM FOR THE SIX MONTHS IS DUE PRIMARILY TO AN INCREASE IN NET INTEREST INCOME OF $6,786,000 OFFSET BY A DECLINE IN OTHER INCOME OF $1,142,000 AND INCREASES IN OPERATING EXPENSES AND LOAN LOSS PROVISION OF $4,793,000 AND $595,000, RESPECTIVELY.

          FOR THE SIX MONTHS ENDED JUNE 30, 1995, RETURN ON AVERAGE ASSETS WAS 1.00% COMPARED TO 1.03% IN 1994 WHILE RETURN ON AVERAGE EQUITY WAS 10.55% FOR THE FIRST SIX MONTHS OF 1995 COMPARED TO 9.70% FOR 1994. BOOK VALUE PER SHARE INCREASED TO $19.75 PER SHARE AT JUNE 30, 1995 FROM $18.66 PER SHARE AT DECEMBER 31, 1994 AND FROM $18.46 PER SHARE AT JUNE 30, 1994.

                              NET INTEREST INCOME
                              -------------------

          THE MAJOR SOURCE OF OPERATING REVENUE IS NET INTEREST INCOME WHICH INCREASED $6,786,000, 15% OVER THE COMPARABLE SIX MONTH PERIOD IN 1994, $2,076,000, 8% OVER THE FIRST QUARTER OF 1995, AND $3,950,000, 17% OVER THE
SECOND QUARTER OF 1994. THE NET INTEREST MARGIN WAS 4.9% FOR BOTH SIX MONTH PERIODS, WAS 5.0% FOR THE SECOND QUARTER OF 1994 AND DECLINED TO 4.8% IN THE SECOND QUARTER OF 1995. THE ACQUISITION OF THE MARYLAND THRIFTS WAS THE PRIMARY CAUSE FOR THE DECLINE IN THE MARGIN. THUS, THE INCREASE IN NET INTEREST INCOME WAS THROUGH THE ACQUISITION OF ADDITIONAL ASSETS DERIVED FROM THE PURCHASE OF EIGHT ALLEGANY COUNTY MARYLAND OFFICES IN JULY 1994 AND THE PURCHASE OF RHI IN APRIL 1995.

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

          TABLE 2 PRESENTS AVERAGE BALANCES, TAXABLE EQUIVALENT INTEREST INCOME AND EXPENSES AND YIELDS EARNED OR PAID ON THESE ASSETS AND LIABILITIES OF SUSQUEHANNA. FOR PURPOSES OF CALCULATING TAXABLE EQUIVALENT INTEREST INCOME, TAX-EXEMPT INTEREST HAS BEEN ADJUSTED USING A MARGINAL TAX RATE OF 35% IN ORDER TO EQUATE THE YIELD TO THAT OF TAXABLE INTEREST RATES. TABLE 3 PRESENTS CHANGES IN VOLUMES AND REVENUES AND EXPENSES BETWEEN THE PERIODS. NET INTEREST INCOME AS A PERCENTAGE OF NET INTEREST INCOME AND OTHER INCOME WAS 87.9% AND 84.4%
FOR THE  SIX MONTHS ENDED JUNE 30, 1995 AND 1994, RESPECTIVELY.

          THE ACQUISITION OF THE ALLEGANY OFFICES IN JULY 1994, RHI IN APRIL 1995 AND THE $50 MILLION SUBORDINATED DEBT PLACEMENT IN FEBRUARY 1995 ACCOUNT FOR THE MAJOR PORTION OF THE GROWTH IN INTEREST-BEARING LIABILITIES WHEN COMPARING THE QUARTER AND YEAR-TO-DATE GROWTH BETWEEN 1994 AND 1995. GROWTH IN THESE VOLUMES RECORDED BETWEEN THE FIRST AND SECOND QUARTERS OF 1995 WAS PRIMARILY THE RHI ACQUISITION. THE DECLINE OF $9.1 MILLION IN SHORT-TERM BORROWINGS BETWEEN THE FIRST AND SECOND QUARTERS OF 1995 WAS PRIMARILY THE RESULT OF A $10 MILLION PAY-DOWN OF SHORT-TERM BORROWINGS FROM PART OF THE PROCEEDS OF THE $50 MILLION DEBT PLACEMENT.

          EARNING ASSET VOLUME GROWTH WAS ALSO INFLUENCED IN THE SAME MANNER AS THE GROWTH DESCRIBED ABOVE. HOWEVER, IN REVIEWING THE COMPARISON BETWEEN THE FIRST AND SECOND QUARTERS OF 1995, THE DECREASE IN INVESTMENTS WAS THE RESULT OF THE PURCHASE OF RHI AND THE RETIREMENT OF LONG TERM DEBT USING PROCEEDS FROM THE $50 MILLION NOTE OFFERING WHICH WERE TEMPORARILY PLACED IN INVESTMENTS UNTIL THE ABOVE NOTED TRANSACTIONS WERE COMPLETED, OFFSET BY RHI'S INVESTMENT PORTOLIO ACQUIRED IN APRIL 1995.

          AS ILLUSTRATED IN TABLE 2, THE TAX EQUIVALENT YIELD IN EARNING ASSETS ROSE TO 8.5% IN THE SECOND QUARTER OF 1995, UP FROM 7.7% IN BOTH THE 3 AND 6 MONTH PERIODS OF 1994. FOR THE SIX MONTH PERIOD OF 1995 THE YIELD WAS 8.4%. THE PRIMARY CAUSE FOR THESE EARNING ASSET YIELD INCREASES WAS THE INCREASE IN THE LOAN YIELD TO 9.5% IN THE SECOND QUARTER OF 1995 FROM 8.5% IN THE SECOND QUARTER OF 1994.

          HOWEVER, FUNDING COSTS ALSO ROSE IN 1995. FOR THE SECOND QUARTER OF 1995 THE AVERAGE RATE WAS 4.3% AND FOR THE SIX MONTH PERIOD WAS 4.2% COMPARED TO 3.3% IN BOTH PERIODS OF 1994. THE RISE IN THE COST OF TIME DEPOSITS, PRIMARILY CERTIFICATES OF DEPOSIT, AS WELL AS THE RISE IN COST OF LONG-TERM DEBT WERE THE PRINCIPAL REASONS FOR THESE INCREASES IN FUNDING COSTS. BOTH INTEREST-BEARING DEMAND AND SAVING DEPOSIT RATES REMAINED RELATIVELY CONSTANT DURING THESE PERIODS.

          AN ADDITIONAL POSITIVE INFLUENCE ON THE ABILITY OF SUSQUEHANNA TO MAINTAIN A NET INTEREST MARGIN AT OR NEAR 5.0% HAS BEEN THE INCREASE IN NON-INTEREST-BEARING DEMAND DEPOSITS AND EARNINGS RETENTION. WHILE SUSQUEHANNA'S INTEREST MARGIN HAS GENERALLY REMAINED AT THE 5.0% LEVEL, VARIANCES DO OCCUR AS AN EXACT REPRICING MATCH OF ASSETS AND LIABILITIES IS NOT POSSIBLE. A FURTHER EXPLANATION OF THE IMPACT OF ASSET AND LIABILITY REPRICING IS FOUND IN THE LIQUIDITY AND INTEREST RATE SENSITIVITY SECTION OF THIS DISCUSSION.


                                 OTHER INCOME
                                 ------------

          NON-INTEREST INCOME, RECORDED AS OTHER INCOME, CONSISTS OF SERVICE CHARGES ON DEPOSIT ACCOUNTS, COMMISSIONS, FEES RECEIVED FOR TRAVELERS' CHECK SALES AND MONEY ORDERS, FEES FOR TRUST SERVICES, PREMIUM INCOME GENERATED FROM REINSURANCE ACTIVITIES, GAINS AND LOSSES ON SECURITY TRANSACTIONS, NET GAINS ON SALES OF MORTGAGES, NET GAINS ON SALES OF OTHER REAL ESTATE OWNED AND OTHER MISCELLANEOUS INCOME, SUCH AS SAFE DEPOSIT BOX RENTS. OTHER INCOME AS A PERCENTAGE OF NET INTEREST INCOME AND OTHER INCOME WAS 12.1% AND 15.6% FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994, RESPECTIVELY.

          OTHER INCOME INCREASED FROM $3,422,000 IN THE SECOND QUARTER OF 1994 TO $3,784,000 IN THE SECOND QUARTER OF 1995 PRIMARILY DUE TO THE ACQUISITION OF RHI IN APRIL 1995. OTHER INCOME FOR THE FIRST SIX MONTHS DECREASED FROM $8,180,000 IN 1994 TO $7,038,000 IN 1995 PRIMARILY DUE TO NET INVESTMENT SECURITY GAINS OF $1,002,000 IN 1994 AS COMPARED TO NET LOSSES OF $73,000 IN 1995.

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

          OTHER EXPENSES INCREASED $3,168,000 FROM $16,984,000 IN THE SECOND QUARTER OF 1994 TO $20,152,000 IN THE SECOND QUARTER OF 1995. THIS INCREASE WAS PRIMARILY DUE TO SALARIES AND EMPLOYEE BENEFITS, AN INCREASE OF $1,749,000, AND OTHER OPERATING EXPENSES, AN INCREASE OF $962,000. SIGNIFICANTLY AFFECTING THESE INCREASES WERE THE PURCHASES OF RHI IN APRIL 1995 AND THE ALLEGANY BRANCH OFFICES IN JULY 1994. OTHER EXPENSES FOR THE FIRST SIX MONTHS INCREASED $4,793,000 FROM $34,538,000 IN 1994 TO $39,331,000 IN 1995. THIS INCREASE WAS
PRIMARILY DUE TO SALARIES AND EMPLOYEE BENEFITS, AN INCREASE OF $2,988,000 AND OTHER OPERATING EXPENSES, AN INCREASE OF $1,243,000. ONCE AGAIN, THESE INCREASES WERE SIGNIFICANTLY AFFECTED BY THE PURCHASES OF RFSB IN APRIL 1995 AND THE ALLEGANY BRANCH OFFICES IN JULY 1994.

                                  INCOME TAXES
                                  ------------

          SUSQUEHANNA'S EFFECTIVE TAX RATE FOR THE FIRST SIX MONTHS DECREASED FROM 30.76% IN 1994 TO 28.87% IN 1995 AS INTEREST INCOME NOT SUBJECT TO TAX INCREASED OVER 1994.

                                  RISK ASSETS
                                  -----------

          TABLE 4 SHOWS AN INCREASE IN NON-PERFORMING ASSETS AT JUNE 30, 1995 COMPARED TO DECEMBER 31 AND JUNE 30, 1994. NON-ACCRUAL LOANS AND LEASES INCREASED TO $27,876,000 PRIMARILY THE RESULT OF ONE HOTEL LOAN THAT PREVIOUSLY WAS REPORTED IN THE PAST DUE 90-DAY CATEGORY, WHICH DECLINED TO $5,125,000 AT JUNE 30, 1995, AND THE INCLUSION OF NON-ACCRUAL LOANS ACQUIRED IN THE RHI ACQUISITION AT APRIL 21, 1995.

               PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
               -------------------------------------------------

          AS ILLUSTRATED IN TABLE 5, THE PROVISION WAS INCREASED BY $595,000 TO $2,571,000 IN 1995 WHICH PRIMARILY RESULTED FROM THE RAPID DETERIORATION OF ONE BORROWER. CHARGE-OFFS, ALSO IMPACTED BY THIS CREDIT, ROSE TO $2,413,000, UP FROM $1,143,000. THE ALLOWANCE AT JUNE 30, 1995 WAS $27,779,000, UP FROM $23,166,000 AT JUNE 30, 1994, AND INCLUDED THE ALLOWANCE OF $3,323,000 ACQUIRED IN THE ACQUISITION OF RHI. THE ALLOWANCE WAS 1.62% OF PERIOD END LOANS AND LEASES AT JUNE 30, 1995 AS COMPARED TO 1.70% AT JUNE 30, 1994.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE - 1 INTEREST RATE SENSITIVITY

At June 30, 1995                                       1-90       90-180      180-365     1 year
(In thousands)                                         days        days         days     or more      TOTAL
-----------------------------------------------------------------------------------------------------------------
ASSETS:
   Short-term investments                               $50,318                                          $50,318
   Investment securities                                 56,615     43,746      63,000      427,841      591,202
   Loans and leases, net of unearned income*            660,239    113,259     181,691      729,395    1,684,584
-----------------------------------------------------------------------------------------------------------------

     Total                                             $767,172   $157,005    $244,691   $1,157,236   $2,326,104
=================================================================================================================
LIABILITIES:
   Deposits:
     Interest-bearing demand                           $480,494                                         $480,494
     Savings                                            397,713                                          397,713
     Time                                               153,182    131,891     198,431      374,266      857,770
     Time in denominations of $100,000 or more           48,327     10,291      16,277       20,434       95,329
   Short-term borrowings                                 56,852      7,715         712                    65,279
   Long-term debt                                         2,477      5,500       8,000       78,745       94,722
-----------------------------------------------------------------------------------------------------------------

     Total                                           $1,139,045   $155,397    $223,420     $473,445   $1,991,307
=================================================================================================================

* Does not included nonaccruing loans and leases.

INTEREST SENSITIVITY GAP:
   Periodic                                           ($371,873)    $1,608     $21,271     $683,791
   Cumulative                                                     (370,265)   (348,994)     334,797

CUMULATIVE GAP AS A PERCENTAGE OF EARNING ASSETS          -16.0%     -15.9%      -15.0%        14.4%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

-----------------------------------------------------------------------------------------------------
(In thousands)                     For the Three Month Period Ended  For the Three Month Period Ended
                                            June 30, 1995                     June 30, 1994
                                   --------------------------------  --------------------------------
ASSETS                                 AVERAGE              RATE        AVERAGE             RATE
                                       BALANCE    INTEREST  (%)         BALANCE   INTEREST  (%)
                                   --------------------------------  --------------------------------
SHORT-TERM INVESTMENTS              $   52,831    $   772     5.9    $   37,208    $   368     4.0
INVESTMENT SECURITIES:
   TAXABLE                             472,076      6,552     5.6       416,118      5,954     5.7
   TAX-ADVANTAGED                      114,430      2,039     7.1       106,984      1,889     7.1
                                   -----------------------           ----------------------
      TOTAL INVESTMENTS                586,506      8,591     5.9       523,102      7,843     6.0
LOANS AND LEASES, (NET):
   TAXABLE                           1,619,022     38,421     9.5     1,310,852     27,543     8.4
   TAX-ADVANTAGED                       37,235        896     9.7        39,285        976    10.0
                                   ----------------------            ---------------------
      TOTAL LOANS AND LEASES         1,656,257     39,317     9.5     1,350,137     28,519     8.5
                                   ----------------------            ---------------------
TOTAL INTEREST-EARNING ASSETS        2,295,594    $48,680     8.5     1,910,447    $36,730     7.7
                                                 ================                 ================
ALLOWANCE FOR LOAN AND LEASE
   LOSSES                              (26,713)                         (22,843)
OTHER NON-EARNING ASSETS               182,301                          147,176
                                   -----------                       ----------

          TOTAL ASSETS              $2,451,182                       $2,034,780
                                   ===========                       ==========

LIABILITIES & EQUITY
DEPOSITS:
   INTEREST-BEARING DEMAND          $  477,990    $ 3,323     2.8    $  448,097    $ 2,645     2.4
   SAVINGS                             401,308      2,558     2.6       384,246      2,333     2.4
   TIME                                907,718     12,318     5.4       660,299      6,908     4.2
SHORT-TERM BORROWINGS                   54,836        769     5.6        41,983        431     4.1
LONG-TERM DEBT                          97,917      2,048     8.4        46,520        724     6.2
                                   ----------------------            ---------------------
TOTAL INTEREST-BEARING LIABILITIES   1,939,769    $21,016     4.3     1,581,145    $13,041     3.3
                                                 ================                 ================
DEMAND DEPOSITS                        250,676                          214,420
OTHER LIABILITIES                       38,023                           24,165
                                   -----------                       ----------
      TOTAL LIABILITIES             $2,228,468                       $1,819,730
STOCKHOLDERS' EQUITY                   222,714                          215,050
                                   -----------                       ----------
   TOTAL LIABILITIES & EQUITY       $2,451,182                       $2,034,780
                                   ===========                       ==========
NET INTEREST INCOME/YIELD ON
   AVERAGE EARNING ASSETS                         $27,664     4.8                  $23,689     5.0
                                                 ================                 ================
-----------------------------------------------------------------------------------------------------
(In thousands)                     For the Six Month Period Ended    For the Six Month Period Ended
                                            June 30, 1995                   June 30, 1994
                                   --------------------------------  --------------------------------
ASSETS                                 AVERAGE             RATE         AVERAGE             RATE
                                       BALANCE   INTEREST  (%)          BALANCE   INTEREST  (%)
                                   --------------------------------  --------------------------------
SHORT-TERM INVESTMENTS              $   46,228    $ 1,389     6.1    $   38,894    $   701     3.6
INVESTMENT SECURITIES:
   TAXABLE                             470,189     13,595     5.8       428,536     12,256     5.8
   TAX-ADVANTAGED                      116,507      4,157     7.2       102,083      3,639     7.2
                                   -----------------------           ----------------------
      TOTAL INVESTMENTS                586,696     17,752     6.1       530,619     15,895     6.0
LOANS AND LEASES, (NET):
   TAXABLE                           1,524,582     70,440     9.3     1,291,532     53,732     8.4
   TAX-ADVANTAGED                       40,267      1,836     9.2        39,637      1,954     9.9
                                   ----------------------            ---------------------
      TOTAL LOANS AND LEASES         1,564,849     72,276     9.3     1,331,169     55,686     8.4
                                   ----------------------            ---------------------
TOTAL INTEREST-EARNING ASSETS        2,197,773    $91,417     8.4     1,900,682    $72,282     7.7
                                                 ================                 ================
ALLOWANCE FOR LOAN AND LEASE
   LOSSES                              (25,387)                         (22,475)
OTHER NON-EARNING ASSETS               168,719                          149,193
                                   -----------                       ----------
          TOTAL ASSETS              $2,341,105                       $2,027,400
                                   ===========                       ==========

LIABILITIES & EQUITY
DEPOSITS:
   INTEREST-BEARING DEMAND          $  468,640    $ 6,431     2.8    $  449,108    $ 5,206     2.3
   SAVINGS                             394,141      5,015     2.6       384,563      4,741     2.5
   TIME                                832,845     21,494     5.2       662,772     13,911     4.2
SHORT-TERM BORROWINGS                   59,373      1,683     5.7        31,188        578     3.7
LONG-TERM DEBT                          88,440      3,500     8.0        48,016      1,480     6.2
                                   ----------------------            ---------------------
TOTAL INTEREST-BEARING LIABILITIES   1,843,439    $38,123     4.2     1,575,647    $25,916     3.3
                                                 ================                 ================
DEMAND DEPOSITS                        245,106                          211,937
OTHER LIABILITIES                       30,898                           23,506
                                   -----------                       ----------
      TOTAL LIABILITIES             $2,119,443                       $1,811,090
STOCKHOLDERS' EQUITY                   221,662                          216,310
                                   -----------                       ----------
   TOTAL LIABILITIES & EQUITY       $2,341,105                       $2,027,400
                                   ===========                       ==========
NET INTEREST INCOME/YIELD ON
   AVERAGE EARNING ASSETS                         $53,294     4.9                  $46,366     4.9
                                                 ================                 ================

  For purposes of calculating loan and lease yields, the average loan and lease volume includes non-accrual loans and leases. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

                                                           Three months ended
                                                         June 30, 1995 compared
(In thousands)                                              to June 30, 1994
------------------------------------------------------------------------------------------
                                                  Average Volumes       Income / Expense
------------------------------------------------------------------------------------------
                                                   $           %           $         %
ASSETS:
LOANS AND LEASES, NET                           306,120       22.7       10,826     38.4
INVESTMENTS                                      63,404       12.1          696      9.7
MONEY MARKET INVESTMENTS                         15,623       42.0          403    109.2
                                               ------------------------------------------
    TOTAL                                       385,147       20.2       11,925     33.4
                                               ====================     -----------------

LIABILITIES:
INTEREST-BEARING DEMAND                          29,893        6.7          679     25.7
SAVINGS                                          17,062        4.4          227      9.7
TIME                                            247,419       37.5        5,407     78.2
SHORT-TERM BORROWINGS                            12,853       30.6          291     60.9
LONG-TERM DEBT                                   51,397      110.5        1,371    202.5
                                               ------------------------------------------
    TOTAL                                       358,624       22.7        7,975     61.2
                                               ====================     -----------------

NET INTEREST INCOME                                                       3,950     17.4
PROVISION FOR LOAN AND LEASE LOSSES                                          93      9.5
                                                                        -----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                     3,857     17.8
INVESTMENT SECURITY GAINS/(LOSSES)                                           (3)   (16.7)
OTHER OPERATING INCOME                                                      365     10.7
                                                                        -----------------
INCOME BEFORE OPERATING EXPENSES                                          4,219     16.8

SALARIES AND EMPLOYEE BENEFITS                                            1,749     20.1
NET OCCUPANCY AND EQUIPMENT                                                 226     10.3
OTHER OPERATING EXPENSES                                                  1,193     19.5
                                                                        -----------------
TOTAL OPERATING EXPENSES                                                  3,168     18.7
                                                                        -----------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM                            1,051     12.9
PROVISION FOR INCOME TAXES                                                  359     14.7
                                                                        -----------------
INCOME BEFORE EXTRAORDINARY ITEM                                            692     12.1
EXTRAORDINARY ITEM                                                            -        -
                                                                        -----------------

NET INCOME                                                                  692     12.1
                                                                        =================



                                                              Six months ended
                                                           June 30, 1995 compared
(In thousands)                                                to June 30, 1994
------------------------------------------------------------------------------------------
                                                  Average Volumes       Income / Expense
------------------------------------------------------------------------------------------
                                                   $           %           $         %
ASSETS:
LOANS AND LEASES, NET                           233,680        17.6       16,633     30.2
INVESTMENTS                                      56,077        10.6        1,694     11.6
MONEY MARKET INVESTMENTS                          7,334        18.9          667     92.4
                                               -------------------------------------------
    TOTAL                                       297,091        15.6       18,994     27.0
                                               =====================     -----------------

LIABILITIES:
INTEREST-BEARING DEMAND                          19,532         4.3        1,226     23.6
SAVINGS                                           9,578         2.5          275      5.8
TIME                                            170,073        25.7        7,582     54.5
SHORT-TERM BORROWINGS                            28,185        90.4          862    105.0
LONG-TERM DEBT                                   40,424        84.2        2,263    182.9
                                               -------------------------------------------
    TOTAL                                       267,792        17.0       12,208     47.1
                                               =====================     -----------------

NET INTEREST INCOME                                                        6,786     15.3
PROVISION FOR LOAN AND LEASE LOSSES                                          595     30.1
                                                                         -----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                      6,191     14.6
INVESTMENT SECURITY GAINS/(LOSSES)                                        (1,075)  (107.3)
OTHER OPERATING INCOME                                                       (67)    (0.9)
                                                                         -----------------
INCOME BEFORE OPERATING EXPENSES                                           5,049     10.0

SALARIES AND EMPLOYEE BENEFITS                                             2,988     17.1
NET OCCUPANCY AND EQUIPMENT                                                  249      5.5
OTHER OPERATING EXPENSES                                                   1,556     12.4
                                                                         -----------------
TOTAL OPERATING EXPENSES                                                   4,793     13.9
                                                                         -----------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM                               256      1.6
PROVISION FOR INCOME TAXES                                                  (230)    (4.6)
                                                                         -----------------
INCOME BEFORE EXTRAORDINARY ITEM                                             486      4.4
EXTRAORDINARY ITEM                                                           732   (100.0)
                                                                         -----------------

NET INCOME                                                                 1,218     11.7
                                                                         =================

                                                           Three months ended
                                                         June 30, 1995 compared
(In thousands)                                              to March 31, 1995
------------------------------------------------------------------------------------------
                                                  Average Volumes       Income / Expense
------------------------------------------------------------------------------------------
                                                   $           %           $         %
ASSETS:
LOANS AND LEASES, NET                           183,832        12.5        6,373     19.5
INVESTMENTS                                       (382)        (0.1)        (543)    (6.4)
MONEY MARKET INVESTMENTS                         13,279        33.6          155     25.1
                                               -------------------------------------------
    TOTAL                                       196,729         9.4        5,985     14.4
                                               =====================     -----------------

LIABILITIES:
INTEREST-BEARING DEMAND                          18,804         4.1          215      6.9
SAVINGS                                          14,414         3.7          101      4.1
TIME                                            150,577        19.9        3,142     34.2
SHORT-TERM BORROWINGS                            (9,124)      (14.3)        (145)   (15.9)
LONG-TERM DEBT                                   19,059        24.2          596     41.0
                                               -------------------------------------------
    TOTAL                                       193,730        11.1        3,909     22.9
                                               =====================     -----------------

NET INTEREST INCOME                                                        2,076      8.5
PROVISION FOR LOAN AND LEASE LOSSES                                         (429)   (28.6)
                                                                         -----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                      2,505     10.9
INVESTMENT SECURITY GAINS/(LOSSES)                                           103    117.0
OTHER OPERATING INCOME                                                       427     12.8
                                                                         -----------------
INCOME BEFORE OPERATING EXPENSES                                           3,035     11.5

SALARIES AND EMPLOYEE BENEFITS                                               429      4.3
NET OCCUPANCY AND EQUIPMENT                                                   82      3.5
OTHER OPERATING EXPENSES                                                     462      6.8
                                                                         -----------------
TOTAL OPERATING EXPENSES                                                     973      5.1
                                                                         -----------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM                             2,062     28.9
PROVISION FOR INCOME TAXES                                                   881     45.9
                                                                         -----------------
INCOME BEFORE EXTRAORDINARY ITEM                                           1,181     22.6
EXTRAORDINARY ITEM                                                             -        -
                                                                         -----------------

NET INCOME                                                                 1,181     22.6
                                                                         =================

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 4- RISK ASSETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                     June 30,      December 31,       June 30,
(Dollars in thousands)                                                  1995            1994             1994
--------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                                        $27,876           $17,215        $18,662
   Restructured accrual loans                                           6,818             6,941              -
   Other real estate owned                                              6,464             5,341          8,748
--------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                            $41,158           $29,497        $27,410
==============================================================================================================

As a percent of period-end loans and leases and
   other real estate owned                                              2.39%             2.00%          2.00%
Loans and leases contractually
  past due 90 days and still accruing                                  $5,125           $14,450        $13,615

TABLE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
(Dollars in thousands)                                                 1995               1994         1995                1994
------------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                         $23,803           $22,513        $23,845              $21,717
   Allowance acquired in business combination                           3,323                 -          3,323                    -
   Change in fiscal year                                                    -                 -             (8)                   -
   Additions charged to operating expenses                              1,071               978          2,571                1,976
------------------------------------------------------------------------------------------------------------------------------------
                                                                       28,197            23,491         29,731               23,693
------------------------------------------------------------------------------------------------------------------------------------
   Charge-offs                                                           (662)             (664)        (2,413)              (1,143)
   Recoveries                                                             244               339            461                  616
------------------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                                    (418)             (325)        (1,952)                (527)
------------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                  $27,779           $23,166        $27,779              $23,166
====================================================================================================================================

Net charge-offs as a percent of average loans and
 leases(annualized)                                                     0.10%             0.10%          0.25%                0.08%
Allowance as a percent of period-end loans and leases                   1.62%             1.70%          1.62%                1.70%

Average loans and leases                                           $1,656,257        $1,350,137     $1,564,849           $1,331,169
Period-end loans and leases                                         1,712,460         1,363,080      1,712,460            1,363,080

PART II.     OTHER INFORMATION
             -----------------

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

     THE ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON MAY 26, 1995. PROXIES OF THE MEETING WERE SOLICITED BY MANAGEMENT; THERE WAS NO SOLICITATION IN OPPOSITION TO MANAGEMENT'S NOMINEES FOR DIRECTORS SET FORTH IN THE PROXY STATEMENT AND ALL SUCH NOMINEES WERE ELECTED. IN ADDITION, MANAGEMENT'S PROPOSAL FOR THE EMPLOYEE STOCK PURCHASE PLAN WAS APPROVED BY THE SHAREHOLDERS AS REQUIRED BY REGISTRANT'S ARTICLES OF INCORPORATION.


     A.) THE FOLLOWING DETAILS THE VOTING RESULTS WITH RESPECT TO EACH NOMINEE FOR OFFICE, INCLUDING THE NUMBER OF SHARES NOT VOTED AT ALL (NOT PRESENT) AND THE PROXIES THAT BROKERS DID NOT VOTE IN FULL (BROKER NON-VOTED):


             NOMINEE                            COMMON STOCK
             -------                            ------------
             JAMES G. APPLE
                   FOR                            9,168,743
                   WITHHOLD/ABSTAIN                 171,520
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,851
                                                     ------
                                TOTAL            11,640,549


             JOHN M. DENLINGER
                   FOR                            9,168,898
                   WITHHOLD/ABSTAIN                 171,365
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,851
                                                     ------
                                TOTAL            11,640,549


             MARLEY R. GROSS
                   FOR                            9,149,487
                   WITHHOLD/ABSTAIN                 190,776
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,851
                                                     ------
                                TOTAL            11,640,549


             T. MAX HALL
                   FOR                            9,165,279
                   WITHHOLD/ABSTAIN                 174,984
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,851
                                                     ------
                                TOTAL            11,640,549

             NOMINEE                            COMMON STOCK
             -------                            ------------
             RAYMOND M. O'CONNELL
                   FOR                            9,166,195
                   WITHHOLD/ABSTAIN                 174,068
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,851
                                                     ------
                                TOTAL            11,640,549

     THE TERMS OF OFFICE OF ROBERT S. BOLINGER, RICHARD M. CLONEY, RICHARD E. FUNKE, HENRY H. GIBBEL, EDWARD W. HELFRICK, C. WILLIAM HETZER, JR., GEORGE J. MORGAN, ROBERT C. REYMER, JR., AND ROGER V. WIEST CONTINUED AFTER THE MEETING.

     B.) THE FOLLOWING DETAILS THE VOTING RESULTS WITH RESPECT TO THE APPROVAL OF THE EMPLOYEE STOCK PURCHASE PLAN:

                                                COMMON STOCK
                                                ------------

                   FOR                            8,711,886
                   WITHHOLD/ABSTAIN                 628,377
                   NOT PRESENT                    2,240,435
                   BROKER NON-VOTED                  59,581
                                                     ------
                                TOTAL            11,640,549

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

     ON APRIL 12, 1995, REGISTRANT FILED A REPORT ON FORM 8-K, UNDER ITEM 2, WHICH DISCUSSED COMPLETION OF THE MERGER WITH ATLANFED BANCORP, INC. WITH THE REGISTRANT. THE REPORT WAS SUBSEQUENTLY AMENDED ON MAY 24, 1995, TO FILE FINANCIAL STATEMENTS UNDER ITEM 7.

     ON MAY 2, 1995, REGISTRANT FILED A REPORT ON FORM 8-K, UNDER ITEM 2, WHICH DISCUSSED COMPLETION OF THE ACQUISITION OF REISTERSTOWN HOLDINGS, INC. BY THE REGISTRANT. THE REPORT WAS SUBSEQUENTLY AMENDED ON MAY 24, 1995, TO FILE FINANCIAL STATEMENTS UNDER ITEM 7.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           SUSQUEHANNA BANCSHARES, INC.



AUGUST 8, 1995                                  /S/ ROBERT S. BOLINGER
                                           _____________________________________
                                           ROBERT S. BOLINGER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER







AUGUST 8, 1995                                  /S/ J. STANLEY MULL, JR.
                                           _____________________________________
                                           J. STANLEY MULL, JR., VICE PRESIDENT
                                           TREASURER, AND PRINCIPAL FINANCIAL
                                           OFFICER