Form 10-Q
period 1995-09-30
SUSQUEHANNA BANCSHARES INC
filed 1995-11-09
CIK 700863

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

As of September 30, 1995 the Registrant had 11,640,549 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                      SEQUENTIAL
                                                                      PAGE
                                                                      REFERENCE
PART I.      FINANCIAL INFORMATION..........................              3

Item 1.      FINANCIAL STATEMENTS...........................              3

        Consolidated Balance Sheets -
        As of September 30, 1995 and 1994,
        And December 31, 1994...............................              3

        Consolidated Statements of Income
        For the  three and nine months ended
        September 30, 1995 & 1994...........................              4

        Consolidated Statements of Cash Flow
        For the Nine Month Periods
        Ended September 30, 1995 and 1994...................              5
        Notes to Consolidated Financial Statements..........            6-8


Item 2.      MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND THE RESULTS OF OPERATIONS..................           9-18

PART II      OTHER INFORMATION..............................             19


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K...............             19

             SIGNATURES.....................................             20


PART I. FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                            September 30         December 31          September 30
ASSETS                                                                1995                 1994                  1994
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                               $80,665             $79,473               $78,389
Short-term investments                                                 70,068              15,603                12,798
Investment securities available for sale                              417,725             374,045               388,820
Investment securities held to maturity                                174,756             223,951               228,033
        (Fair values of $176,771; $217,035; and $222,384)
Loans and leases, net of unearned income                            1,692,790           1,466,186             1,435,731
Less: Allowance for loan and lease losses                              27,948              23,845                23,114
------------------------------------------------------------------------------------------------------------------------
          Net loans and leases                                      1,664,842           1,442,341             1,412,617
Premises and equipment (net)                                           34,689              31,886                32,114
Accrued income receivable                                              19,995              17,847                16,902
Other assets                                                           59,385              46,263                45,975
------------------------------------------------------------------------------------------------------------------------
        Total assets                                               $2,522,125          $2,231,409            $2,215,648
========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
        Demand                                                       $255,191            $261,045              $248,984
        Interest-bearing demand                                       471,909             464,052               475,060
        Savings                                                       388,331             398,423               414,257
        Time                                                          882,796             697,406               681,377
        Time of $100 or more                                           89,814              45,404                39,961
------------------------------------------------------------------------------------------------------------------------
           Total deposits                                           2,088,041           1,866,330             1,859,639
Short-term borrowings                                                  76,266              73,352                66,300
Long-term debt                                                         91,979              49,314                49,373
Accrued interest, taxes, and expenses payable                          21,560              18,478                14,182
Other liabilities                                                      10,073               6,831                 9,233
------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                           2,287,919           2,014,305             1,998,727
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock
           Authorized: 32,000,000 shares ($2.00 par value)
           Issued:         11,682,880 shares                           23,366              23,366                23,366
        Surplus                                                        43,014              42,919                42,296
        Retained earnings                                             168,436             159,051               156,174
        Unrealized gains and losses for available-for-sale
           securities, net of taxes                                      (287)             (7,859)               (4,542)
        Less: Treasury stock, (42,331; 48,962; and 48,962 common
              shares at cost)                                             323                 373                   373
------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                 234,206             217,104               216,921
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $2,522,125          $2,231,409            $2,215,648
========================================================================================================================

The accompanying notes are an integral part of these financial statements.


Susquehanna Bancshares, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                                       --------------------------      --------------------------
(Dollars in thousands, except per share)                                  1995            1994            1995            1994
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                   $39,732         $30,403        $111,365         $85,403
Interest on investment securities: Taxable                                8,043           7,023          21,638          19,260
                                    Tax-exempt                            1,227           1,411           3,933           3,781
Interest on short-term investments                                          672             623           2,061           1,345
---------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                            49,674          39,460         138,997         109,789
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                           3,272           2,806           9,703           8,011
        Savings                                                           2,595           2,785           7,610           7,525
        Time                                                             13,615           7,741          35,109          21,653
Interest on short-term borrowings                                           937             773           2,620           1,594
Interest on long-term debt                                                1,885             765           5,385           2,002
---------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                           22,304          14,870          60,427          40,785
---------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                      27,370          24,590          78,570          69,004
Provision for loan and lease losses                                       1,140           1,013           3,711           2,989
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses            26,230          23,577          74,859          66,015
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                       1,289           1,236           3,735           3,576
Other service charges, commissions, fees                                    254             232             785             729
Income from fiduciary-related activities                                    704             636           2,116           1,873
Other operating income                                                    2,430           1,613           5,152           4,717
Investment security gains/(losses)                                           27              (3)            (46)            999
---------------------------------------------------------------------------------------------------------------------------------
        Total other income                                                4,704           3,714          11,742          11,894
---------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                           10,835           9,569          31,264          27,010
Net occupancy expense                                                     1,430           1,293           4,158           3,866
Furniture and equipment expense                                           1,003             994           3,033           2,930
FDIC insurance premiums                                                     117             960           2,356           2,886
Other operating expenses                                                  6,833           6,048          18,738          16,710
---------------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                             20,218          18,864          59,549          53,402
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                        10,716           8,427          27,052          24,507
Provision for income taxes                                                3,467           2,427           8,184           7,374
---------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                          7,249           6,000          18,868          17,133
Extraordinary item                                                           --              --              --            (732)
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                               $7,249          $6,000         $18,868         $16,401
=================================================================================================================================

Earnings per common share:
        Before extraordinary item                                         $0.62           $0.52           $1.62           $1.47
        Extraordinary item                                                   --              --              --           (0.06)
        Net income                                                         0.62            0.52            1.62            1.41
Cash dividends per common share                                            0.27            0.25            0.81            0.75
---------------------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these financial statements.


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine month periods ended September 30                                                       1995              1994
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income                                                                        $18,868           $16,401
      Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation, amortization and accretion                                    7,079             6,635
              Provision for loan and lease losses                                         3,711             2,989
              Deferred taxes                                                                 --              (120)
              (Gain/loss on securities transactions                                          46              (999)
              Gain on sale of mortgages                                                  (1,369)             (627)
              Gain on sale of other real estate owned                                       (76)              (41)
              Loss on the early extinguishment of debt                                       --             1,126
              Mortgage loans originated for resale                                      (47,945)          (36,398)
              Sale of mortgage loans originated for resale                               77,518            43,303
              Increase in accrued interest receivable                                      (444)           (2,905)
              Decrease in accrued interest payable                                       (1,533)             (762)
              Decrease in accrued expenses and taxes payable                             (1,838)             (396)
              Change in fiscal year of pooled entity                                       (381)               --
              Other, net                                                                 (4,246)           (3,775)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                49,390            24,431
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
      Proceeds from the sale of available-for-sale securities                            26,220            60,523
      Proceeds from the maturity of investment securities                               108,698           118,755
      Purchase of available-for-sale securities                                         (88,774)         (150,386)
      Purchase of held-to-maturity securities                                            (4,267)          (99,776)
      Net increase in loans and leases                                                  (53,062)          (89,145)
      Capital expenditures                                                               (3,210)           (3,289)
      Net cash (paid)/received in acquisition                                           (17,517)          139,439
      Change in fiscal year of pooled entity                                                 81                --
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (31,831)          (23,879)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
      Net increase/(decrease) in deposits                                                11,892           (52,281)
      Net increase/(decrease) in short-term borrowings                                   (6,488)           35,583
      Proceeds from issuance of long-term debt                                           55,122            12,350
      Repayment of long-term debt                                                       (14,271)          (22,404)
      Proceeds from issuance of common stock                                                768               202
      Dividends paid                                                                     (9,102)           (8,206)
      Change in fiscal year of pooled entity                                                177                --
-------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                     38,098           (34,756)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                     55,657           (34,204)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                   95,076           125,391
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                              $150,733           $91,187
===================================================================================================================

Cash and cash equivalents:
      Cash and due from banks                                                           $80,665           $78,389
      Short-term investments                                                             70,068            12,798
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                              $150,733           $91,187
===================================================================================================================

   Interest paid on deposits, short-term borrowings, and long-term debt was $58,960 in 1995, and $38,940 in 1994. Income taxes paid were $6,943 in 1995, and
$7,295 in 1994. Amounts transferred to other real estate owned were $3,578 in 1995, and $1,142 in 1994.
   On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., Reisterstown, MD for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities were $26,798; and deposits were $209,819.
   On July 11, 1994, Susquehanna acquired eight banking offices of The First National Bank of Maryland. At the time of the acquisition, loans acquired were $45,538 and deposits acquired were $194,114.

The accompanying notes are an integral part of these financial statements.


Susquehanna Bancshares, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               UNREALIZED
Nine Month Periods Ended September 30   PREFERRED    COMMON                    RETAINED    GAINS/LOSSES ON    TREASURY       TOTAL
(In thousands, except per share)            STOCK     STOCK       SURPLUS      EARNINGS         SECURITIES       STOCK      EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1994                  $40     $23,355       $42,064      $147,979         $5,363           ($373)   $218,428
   Common stock issued under
      employee benefit plans                                         203                                                      203
   Preferred shares converted to
      common (1,884 shares)                (40)         11            29                                                       --
   Net income                                                                   16,401                                     16,401
   Change in unrealized gain/loss on securities                                                (9,905)                     (9,905)
   Cash dividends paid:
      Per common share of  $0.75                                                (8,206)                                    (8,206)
------------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1994                $0     $23,366       $42,296      $156,174        ($4,542)          ($373)   $216,921
====================================================================================================================================

Balance - January 1, 1995                           23,366        42,919       159,051         (7,859)           (373)    217,104
   Net income                                                                   18,868                                     18,868
   Change in fiscal year of pooled entity                           (623)         (381)           (44)                     (1,048)
   Common stock issued under
      employee benefit plans                                         718                                           50         768
   Change in unrealized gain/loss on securities                                                 7,616                       7,616
   Cash dividends paid:
      Per common share of  $0.81                                                (9,102)                                    (9,102)
------------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1995                       $23,366       $43,014      $168,436          ($287)          ($323)   $234,206
====================================================================================================================================

ACCOUNTING POLICIES
   The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 1995 and 1994.
   Prior period information has been restated to reflect the acquisition of Atlanfed Bancorp, Inc. The transaction, which was completed on April 1, 1995, has been accounted for as a pooling-of-interests.
   On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc. for $28,640. The transaction has been accounted for under the purchase method of accounting.
   The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries (Susquehanna), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 28 and 29 of the 1994 Annual Report to Shareholders.


INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                      September 30, 1995           December 31, 1994
                                ---------------------------   ----------------------------
(In thousands)                  Amortized cost   Fair value   Amortized cost    Fair value
                                --------------   ----------   --------------    ----------
Available-for-sale:
   U.S. Treasury                      $161,946     $162,134         $189,461      $184,494
   U.S. Government agencies             52,538       52,153           22,042        20,932
   Mortgage-backed                     113,701      112,451           70,797        68,505
   Corporates                           73,225       73,451           89,629        84,989
   Equities                             16,748       17,536           14,443        15,125
------------------------------------------------------------------------------------------
                                       418,158      417,725          386,372       374,045
------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury                        $9,962      $10,180            9,948         9,655
   U.S. Government agencies             19,973       20,105           29,506        28,169
   State & municipal                   106,270      107,543          120,582       118,677
   Mortgage-backed                      19,526       19,694           44,913        42,310
   Corporates                           19,025       19,249           19,002        18,224
------------------------------------------------------------------------------------------
                                       174,756      176,771          223,951       217,035
------------------------------------------------------------------------------------------
Total investment securities           $592,914     $594,496         $610,323      $591,080
==========================================================================================


Susquehanna Bancshares, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 1995, and  December 31, 1994, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                           September 30,                  December 31,
(In thousands)                                                                  1995                           1994
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                       $192,502                       $186,013
Real estate - construction                                                     175,682                         84,886
Real estate - mortgage                                                       1,090,174                        955,357
Consumer                                                                       216,250                        223,963
Leases                                                                          18,182                         15,967
------------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                                   $1,692,790                     $1,466,186
====================================================================================================================================
SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 1995, and December 31, 1994, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                           September 30,                  December 31,
(In thousands)                                                                  1995                         1994
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
   Securities sold under repurchase agreements                                 $34,273                        $36,522
   Treasury tax and loan notes                                                  10,193                          5,630
   Federal Home Loan Bank borrowings                                            26,000                         21,200
   Federal Reserve Bank borrowings                                               5,800                            ---
Parent:
   Other                                                                           ---                         10,000
   ---------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                 $76,266                        $73,352
====================================================================================================================================

LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at September 30, 1995, and December 31, 1994 was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                           September 30,                  December 31,
(In thousands)                                                                  1995                          1994
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
   Term note due May, 1995                                                     $   ---                         $4,000
   Promissory note due June, 1995                                                  ---                          2,000
   Subordinated debt due in varying installments through July, 1995                ---                             12
   Term note due July, 1996                                                      4,000                          4,000
   Term note due October, 1997                                                   2,000                          2,000
   Term note due July, 1998                                                      5,000                            ---
   Term loan note due in varying
      installments through March, 1999                                             ---                          5,850
   Installment note due June, 1999                                                  64                             74
   FHLB advances in varying maturities through December, 2003                   30,378                         31,378
   Term loan note due September, 2014                                              537                            ---
Parent:
   Subordinated notes due February, 2005                                        50,000                            ---
------------------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                        $91,979                        $49,314
====================================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------
IMPAIRED LOANS
--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------

   Susquehanna adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, on January 1, 1995, (collectively "the Statements"). Under the Statements, a loan is considered impaired, based on current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For purposes of applying the Statements, larger groups of smaller-balance loans, such as residential mortgage and installment loans are collectively evaluated for impairment and, therefore are not subject to the Statements. Management has established a smaller-dollar value threshold of $100 for commercial loans. Commercial loans exceeding this threshold are evaluated in accordance with the Statements. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

   Management performs periodic reviews of its loans to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of the Statements did not result in an additional provision for loan and lease losses at January 1, 1995.

   Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principle is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance and subsequent recoveries, if any, are credited to the valuation allowance. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired, cash payments received are applied to principle or interest depending upon management's assessment of the ultimate collectibility of principle and interest.

   Susquehanna's impaired loans totalled $21,715 at September 30, 1995, of which $11,780 had no related SFAS 114 allowance. The remaining impaired loans of $9,935 had a related SFAS 114 allowance of $1,254. For the third quarter and first nine months of 1995, the average balance for impaired loans was $21,465 and $18,304, respectively, and the interest income recognized on impaired loans was $89 and $348, respectively. All interest income recognized on impaired loans was recorded on the cash basis.

ACQUISITIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------

   On April 1, 1995, Susquehanna ("SBI") acquired Atlanfed Bancorp, Inc.("ABI"), a Maryland thrift holding company with $255 million in assets and $179 million in deposits. SBI issued approximately 1.2 million shares of common stock to shareholders of ABI based on an exchange ratio of .802 shares or SBI's common stock for each share of ABI common stock.

   The ABI acquisition was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of ABI for all periods presented. Previously reported information was as follows:

                                                                                                              Nine Months Ended
                                           Quarter Ended March 31, 1995   Quarter Ended September 30, 1994    September 30, 1994
                                           ----------------------------   --------------------------------  ----------------------
                                                SBI            ABI             SBI               ABI            SBI         ABI
                                           ------------   -------------   -------------    ---------------  -----------  ---------
Net interest income                           $22,351        $2,211          $22,400           $2,190          $62,652     $6,352
Loan loss provision                             1,461            39              974               39            2,864        125
Other income                                    2,853           401            3,273              441           10,255      1,639
Other expense                                  17,289         1,890           16,857            2,007           46,697      6,705
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                             6,454           683            7,842              585           23,346      1,161
Taxes                                           1,616           302            2,168              259            6,671        703
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                4,838           381            5,674              326           16,675        458
Extraordinary item                                 --            --               --               --             (732)        --
----------------------------------------------------------------------------------------------------------------------------------
Net income                                     $4,838          $381           $5,674             $326          $15,943       $458
==================================================================================================================================

Earnings per share:
   Before extraordinary item                    $0.46         $0.26            $0.54            $0.22            $1.60      $0.32
   Net income                                    0.46          0.26             0.54             0.22             1.53       0.32

   In conjunction with the merger, ABI changed its fiscal year end from March 31 to December 31 and as a result, ABI's earnings for their quarter ended March 31, 1995, are included in the pooled consolidated income statements for both the fourth quarter of 1994 and the first quarter of 1995.

  On April 21, 1995, SBI purchased Reisterstown Holdings, Inc. ("RHI"), a Maryland thrift holding company with $248 million in assets and $212 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of RHI have been included in SBI since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair market value, net of income tax effects. Goodwill of $12.6 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

   A summary of unaudited pro forma combined financial information for SBI and RHI combined follows:

                                                  Quarter Ended September 30               Nine Months Ended September 30
                                                  --------------------------               ------------------------------
                                                     1995          1994                         1995            1994
                                                  ----------  --------------               --------------  --------------
Net interest income                                $27,370       $26,771                      $81,704         $75,139
Loan loss provision                                  1,140         1,043                        3,711           3,094
Other income                                         4,704         4,211                       12,308          14,894
Other expense                                       20,218        20,696                       61,935          59,012
-------------------------------------------------------------------------------------------------------------------------
Income before taxes                                 10,716         9,243                       28,366          27,927
Taxes                                                3,467         2,986                        8,825           9,250
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                     7,249         6,257                       19,541          18,677
Extraordinary item                                       0             0                            0            (732)
-------------------------------------------------------------------------------------------------------------------------
Net income                                          $7,249        $6,257                      $19,541         $17,945
=========================================================================================================================

Earnings per share:
   Before extraordinary item                         $0.62         $0.54                        $1.68           $1.61
   Net income                                         0.62          0.54                         1.68            1.54

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

(1)  Material Changes in Financial Condition
     ---------------------------------------

                     Liquidity and Interest Rate Sensitivity
                     --------------------------------------

          Liquidity and interest rate sensitivity are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.

          However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $149.4 million or 25.2% of the investment portfolio at September 30, 1995. Short-term investments totaling $70 million at September 30, 1995 represent additional sources of liquidity.

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

          Table 1 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at September 30, 1995. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna, which has consistently remained at or near the 5.0% level.

                               Capital Resources
                               -----------------

          Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio was set at 4%; Susquehanna's ratio at September 30, 1995 was 11.86%. The total capital ratio (Tier II) minimum ratio is 8%; Susquehanna's ratio at September 30, 1995 was 15.89%. The minimum leverage ratio was set at 4%; Susquehanna's leverage ratio at September 30, 1995 was 8.57%.

          Impacting reported total equity has been the effect of the adoption of SFAS 115. The increase in interest rates during 1994 has caused the "unrealized gains and losses for available-for-sale securities" account in the equity section to move from a net loss at September 30, 1994 of $4,542,000 to a net loss at December 31, 1994 of $7,859,000. However, by September 30, 1995, the net loss declined to $287,000 as interest rates fell during the first nine months of 1995.

(2) Material Changes in Results of Operations
--------------------------------------------

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

          On February 9, 1995, Susquehanna issued $50 million 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisterstown Holdings, Inc. ("RHI") on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds will be used for general corporate purposes.

          On April 1, 1995 Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("ABI") issuing 1,199,334 common shares for all of ABI's outstanding shares. Total assets of ABI at the acquisition date were $255.1 million. Deposits totaled $179.4 million; loans outstanding were $189.1 million; and stockholders' equity was $22.6 million. The transaction was treated as a pooling-of-interests and Susquehanna's financial results for all reported periods are restated to include ABI's financial results.

          On April 21, 1995, Susquehanna completed the acquisition of RHI acquiring all of the assets and assuming all the liabilities of RHI for $28.6 million. Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995 forward. The loans acquired totaled $197.9 million, investment securities were $27.1 million and deposits were $212.1 million. The excess purchase price of $12.6 million will be amortized over 15 years.

          Susquehanna's net income for the quarter ending September 30, 1995 rose to $7,249,000, which is $1,249,000 or 21% more than the third quarter of 1994. Earnings per share increased from $.52 per share in the third quarter of 1994 to $.62 per share in 1995, a 19% increase. The primary reason for the increase in net income was a $2,780,000 increase in net interest income and a $990,000 increase in other income offset by a $1,354,000 increase in operating expenses and a $1,040,000 increase in income taxes.

          Net income for the nine months ending September 30, 1995 was $18,868,000 compared to $16,401,000 for the nine months ending September 30, 1994 or a 15% increase. Net income before extraordinary item for the nine months ending September 30, 1994 was $17,133,000 compared with $18,868,000 in 1995 or an increase of $1,735,000 or 10%. Earnings per share for the first nine months before and after extraordinary item increased from $1.47 and $1.41 per share, respectively, in 1994 to $1.62 per share for both before and after extraordinary item in 1995. The increase in net income before extraordinary item for the nine months is due primarily to an increase in net interest income of $9,566,000 offset by increases in operating expenses, loan loss provision and income taxes of $6,147,000, $722,000 and $810,000, respectively.

          For the nine months ended September 30, 1995, return on average assets was 1.05% which did not change from the comparable period in 1994 while return on average equity was 11.22% for the first nine months of 1995 compared to 10.10% for 1994. Book value per share increased to $20.12 per share at September 30, 1995 from $18.66 per share at December 31, 1994 and from $18.65 per share at September 30, 1994.

                              Net Interest Income
                              -------------------

          The major source of operating revenue is net interest income which increased $9,566,000, 14% over the comparable nine month period in 1994, $732,000, 3% over the second quarter of 1995, and $2,780,000, 11% over the third quarter of 1994. The net interest margin was 4.9% for both nine month periods, was 4.9% for the third quarter of 1994 and declined to 4.8% in the third quarter of 1995. The acquisition of the Maryland thrifts was the primary cause for the decline in the margin. Thus, the increase in net interest income was through the acquisition of additional assets derived from the purchase of eight Allegany County Maryland offices in July 1994 and the purchase of RHI in April 1995.

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

          Table 2 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Table 3 presents changes in volumes and revenues and expenses between the periods. Net interest income as a percentage of net interest income and other income was 87% and 85% for the nine months ended September 30, 1995 and 1994, respectively.

          The acquisition of the Allegany offices in July 1994, RHI in April 1995 and the $50 million subordinated debt placement in February 1995 account for the major portion of the growth in interest-bearing assets and liabilities when comparing the quarter and year-to-date growth between 1994 and 1995.
Growth in the volumes recorded between the second and third quarters of 1995 was primarily the result of the RHI acquisition on April 21, 1995.

          As illustrated in Table 2, the tax equivalent yield in earning assets rose to 8.5% in the third quarter of 1995, up from 7.7% in both the three and nine month periods of 1994. For the nine month period of 1995 the yield was 8.4%. The primary cause for these earning asset yield increases was the increase in the loan and investment yields to 9.3% and 6.7%, respectively, in the third quarter of 1995 from 8.6% and 6.1%, respectively, in the third quarter of 1994.

          However, funding costs also rose in 1995. For the third quarter of 1995 the average rate was 4.4% and for the nine month period was 4.3% compared to 3.4% and 3.3%, respectively, for the comparable periods of 1994. The rise in the cost of time deposits, primarily certificates of deposit, as well as the rise in cost of long-term debt were the principal reasons for these increases in funding costs. Both interest-bearing demand and saving deposit rates remained relatively constant during these periods.

          An additional positive influence on the ability of Susquehanna to maintain a net interest margin at or near 5.0% has been the increase in non-interest-bearing demand deposits and earnings retention. While Susquehanna's interest margin has generally remained at or near the 5.0% level, variances do occur as an exact repricing match of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the Liquidity and Interest Rate Sensitivity Section of this discussion.

                                  Other Income
                                  ------------

          Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 13% and 15% for the nine months ended September 30, 1995 and 1994, respectively.

          Other income increased from $3,714,000 in the third quarter of 1994 to $4,704,000 in the third quarter of 1995 primarily due to the acquisition of RHI in April 1995 and the $559,000 gain on sale of student loans in September 1995. Other income for the first nine months decreased from $11,894,000 in 1994 to $11,742,000 in 1995 primarily due to net investment security gains of $999,000 in 1994 as compared to net losses of $46,000 in 1995 offset by the factors noted above.

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

          Other expenses increased $1,354,000 from $18,864,000 in the third quarter of 1994 to $20,218,000 in the third quarter of 1995. This increase was primarily due to salaries and employee benefits, an increase of $1,266,000, and other operating expenses, an increase of $785,000 offset by a decline in FDIC insurance premiums of $843,000. Significantly affecting these increases and the decline were the purchase of RHI in April 1995 and the Bank Insurance Fund (BIF) refund of $980,000 received by Susquehanna affiliate banks in September 1995. Other expenses for the first nine months increased $6,147,000 from $53,402,000 in 1994 to $59,549,000 in 1995. This increase was primarily due to salaries and employee benefits, an increase of $4,254,000 and other operating expenses, an increase of $2,028,000 offset by a decline in FDIC insurance premiums of $530,000. Once again, these increases and the decline were significantly affected by the purchases of RHI in April 1995 and the Allegany branch offices in July 1994 and by the BIF refund in September 1995.

                                  Income Taxes
                                  ------------

          Susquehanna's effective tax rate for the first nine months of 1995 remained unchanged from that of the comparable period in 1994.

                                  Risk Assets
                                  -----------

          Table 4 shows an increase in non-performing assets at September 30, 1995 compared to December 31 and September 30, 1994. However, non-performing assets have decreased by $2,160,000 or 5% from June 30, 1995. Most of this
decrease ($1,660,000) was from a reduction in non-accrual loans.   The increase
in non-performing assets from December 31, 1994 was primarily the result of one hotel loan that previously was reported in the past due 90-day category, and the inclusion of non-performing assets acquired through the RHI acquisition in April 1995.


               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

          As illustrated in Table 5, the provision was increased by $722,000 (when compared to the nine months ended September 30, 1994) to $3,711,000 in 1995 which primarily resulted from the rapid deterioration of one borrower. Net charge-offs, also impacted by this credit, rose to $2,923,000, up from $1,592,000. The allowance at September 30, 1995 was $27,948,000, up from $23,114,000 at September 30, 1994, and included the allowance of $3,323,000 acquired in the acquisition of RHI. The allowance was 1.65% of period end loans and leases at September 30, 1995 as compared to 1.61% at September 30, 1994.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE - 1 INTEREST RATE SENSITIVITY
--------------------------------------------------------------------------------

At September 30, 1995                                         1-90          90-180        180-365       1 year
(Dollars in thousands)                                        days           days          days         or more         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

ASSETS:
         Short-term investments                               $70,068                                                   $70,068
         Investment securities                                 50,979        25,632        73,920        441,950        592,481
         Loans and leases, net of unearned income*            607,968       103,849       212,510        742,247      1,666,574
------------------------------------------------------------------------------------------------------------------------------------


                  Total                                      $729,015      $129,481      $286,430     $1,184,197     $2,329,123
====================================================================================================================================


LIABILITIES:
         Deposits:
                  Interest-bearing demand                    $471,909                                                  $471,909
                  Savings                                     388,331                                                   388,331
                  Time                                        157,085       147,712       210,909        367,090        882,796
                  Time in denominations of $100 or more        40,208        13,378        17,503         18,725         89,814
         Short-term borrowings                                 47,979         2,287        26,000                        76,266
         Long-term debt                                         5,500                       4,000         82,479         91,979
------------------------------------------------------------------------------------------------------------------------------------


                  Total                                    $1,111,012      $163,377      $258,412       $468,294     $2,001,095
====================================================================================================================================

* Does not include nonaccruing loans and leases.

Interest sensitivity gap:
         Periodic                                           ($381,997)     ($33,896)      $28,018       $715,903
         Cumulative                                                        (415,893)     (387,875)       328,028

Cumulative gap as a percentage of earning assets:               -16.4%        -17.9%        -16.7%          14.1%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS
--------------------------------------------------------------------------------

                                         For the Three Month Period Ended            For the Three Month Period Ended
(Dollars in thousands)                          September 30, 1995                          September 30, 1994
----------------------                 -----------------------------------        ------------------------------------
ASSETS                                  Average                                     Average
                                        Balance       Interest    Rate (%)          Balance       Interest    Rate (%)
                                        -------       --------    --------          -------       --------    --------
Short-term investments                    $49,635        $672          5.4           $57,648         $623          4.3
Investment securities:
   Taxable                                480,881       8,043          6.6           480,300        7,023          5.8
   Tax-advantaged                         110,504       1,884          6.8           120,769        2,166          7.1
                                       -----------    --------                    -----------     --------
      Total investment securities         591,385       9,927          6.7           601,069        9,189          6.1
                                       -----------    --------                    -----------     --------
Loans and leases, net:
   Taxable                              1,675,498      39,143          9.3         1,379,224       29,760          8.6
   Tax-advantaged                          37,798         905          9.5            38,690          989         10.1
                                       -----------    --------                    -----------     --------
      Total loans and leases, net       1,713,296      40,048          9.3         1,417,914       30,749          8.6
                                       -----------    --------                    -----------     --------
Total Interest Earning Assets           2,354,316     $50,647          8.5         2,076,631      $40,561          7.7
                                                      ========                                    ========

Allowance for loan and lease losses       (28,114)                                   (23,416)
Other non-earning assets                  188,393                                    158,542
                                       -----------                                -----------
      Total assets                     $2,514,595                                 $2,211,757
                                       ===========                                ===========

LIABILITIES & EQUITY
Deposits:
   Interest-bearing demand               $481,240      $3,272          2.7          $481,040       $2,806          2.3
   Savings                                393,865       2,595          2.6           420,975        2,785          2.6
   Time                                   963,793      13,615          5.6           718,351        7,741          4.3
Short-term borrowings                      68,572         937          5.4            61,002          773          5.0
Long-term debt                             91,897       1,885          8.1            50,384          765          6.0
                                       -----------    --------                    -----------     --------
Total interest-bearing liabilities      1,999,367     $22,304          4.4         1,731,752      $14,870          3.4
                                                      --------                                    --------
Demand deposits                           256,382                                    242,270
Other liabilities                          27,958                                     19,297
                                       -----------                                -----------
      Total liabilities                $2,283,707                                 $1,993,319
Stockholders' equity                      230,888                                    218,438
                                       -----------                                -----------
   Total liabilities and equity        $2,514,595                                 $2,211,757
                                       ===========                                ===========

Net interest income / yield on                        $28,343          4.8                        $25,691          4.9
      average earning assets                          ========                                    ========

                                          For the Nine Month Period Ended           For the Nine Month Period Ended
(Dollars in thousands)                             September 30, 1995                       September 30, 1994
----------------------                --------------------------------------     ------------------------------------
ASSETS                                   Average                                   Average
                                         Balance       Interest    Rate (%)        Balance      Interest    Rate (%)
                                         -------       --------    --------        -------      --------    --------
Short-term investments                    $47,064       $2,061         5.9           $45,217       $1,345        4.0
Investment securities:
   Taxable                                473,792       21,638         6.1           446,002       19,260        5.8
   Tax-advantaged                         114,484        6,041         7.1           108,380        5,806        7.2
                                       -----------    ---------                   -----------     --------
      Total investment securities         588,276       27,679         6.3           554,382       25,066        6.0
                                       -----------    ---------                   -----------     --------
Loans and leases, net:
   Taxable                              1,575,440      109,583         9.3         1,321,045       83,490        8.4
   Tax-advantaged                          39,435        2,741         9.3            39,318        2,943       10.0
                                       -----------    ---------                   -----------     --------
      Total loans and leases, net       1,614,875      112,324         9.3         1,360,363       86,433        8.5
                                       -----------    ---------                   -----------     --------
Total Interest Earning Assets           2,250,215     $142,064         8.4         1,959,962     $112,844        7.7
                                                      =========                                  =========

Allowance for loan and lease losses       (26,306)                                   (22,792)
Other non-earning assets                  175,661                                    152,349
                                       -----------                                -----------
   Total assets                        $2,399,570                                 $2,089,519
                                       ===========                                ===========

LIABILITIES & EQUITY
Deposits:
   Interest-bearing demand               $472,886       $9,703         2.7          $459,873       $8,011        2.3
   Savings                                394,048        7,610         2.6           399,118        7,525        2.5
   Time                                   876,974       35,109         5.4           681,207       21,653        4.2
Short-term borrowings                      62,473        2,620         5.6            47,617        1,594        4.5
Long-term debt                             89,605        5,385         8.0            42,398        2,002        6.3
                                       -----------    ---------                   -----------    ---------
Total interest-bearing liabilities      1,895,986      $60,427         4.3         1,630,213      $40,785        3.3
                                                      ---------                                  ---------
Demand deposits                           248,906                                    222,162
Other liabilities                          29,907                                     20,117
                                       -----------                                -----------
      Total liabilities                $2,174,799                                 $1,872,492
Stockholders' equity                      224,771                                    217,027
                                       -----------                                -----------
   Total liabilities and equity        $2,399,570                                 $2,089,519
                                       ===========                                ===========

Net interest income / yield on                         $81,637         4.9                        $72,059        4.9
      average earning assets                          ========                                    ========

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent adjustment is to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES
--------------------------------------------------------------------------------

                                                   Three months ended                          Nine months ended
                                               September 30, 1995 compared                September 30, 1995 compared
(Dollars in thousands)                            to September 30, 1994                      to September 30, 1994
                                         ------------------------------------------------------------------------------------

                                           Average Volumes     Income / Expense       Average Volumes       Income / Expense
                                         -------------------  ------------------    -------------------  --------------------
                                             $        %            $        %            $         %           $         %
ASSETS:
         Loans and leases, net            295,382     20.8       9,329     30.7       254,512     18.7       25,962     30.4
         Investment securities             (9,684)    (1.6)        836      9.9        33,894      6.1        2,530     11.0
         Short-term investments            (8,013)   (13.9)         49      7.9         1,847      4.1          716     53.2
                                         -------------------  ------------------    -------------------  --------------------

         Total                            277,685     13.4      10,214     25.9       290,253     14.8       29,208     26.6
                                         ==================   ------------------    ===================  --------------------

LIABILITIES:
         Interest-bearing demand              200      0.0         466     16.6        13,013      2.8        1,692     22.5
         Savings                          (27,110)    (6.4)       (190)    (6.8)       (5,070)    (1.3)          85      1.1
         Time                             245,442     34.2       5,874     75.9       195,767     28.7       13,456     62.1
         Short-term borrowings              7,570     12.4         164     21.2        14,856     31.2        1,026     64.4
         Long-term debt                    41,513     82.4       1,120    146.4        47,207    111.3        3,383    169.0
                                         ------------------   ------------------    -------------------  --------------------

         Total                            267,615     15.5       7,434     50.0       265,773     16.3       19,642     48.2
                                         ==================   ------------------    ===================  --------------------

Net interest income                                              2,780     11.3                               9,566     13.9
Provision for loan and lease losses                                127     12.5                                 722     24.2
                                                              ------------------                         --------------------
Net interest income after
   provision for loan and lease losses                           2,653     11.3                               8,844     13.4
Investment security gains/(losses)                                  30      n/m                              (1,045)  (104.6)
Other operating income                                             960     25.8                                 893      8.2
                                                              ------------------                         --------------------
Income before operating expenses                                 3,643     13.3                               8,692     11.2

Salaries and employee benefits                                   1,266     13.2                               4,254     15.7
Net occupancy and equipment                                        146      6.4                                 395      5.8
Other operating expenses                                           (58)    (0.8)                              1,498      7.6
                                                              ------------------                         --------------------
Total operating expenses                                         1,354      7.2                               6,147     11.5
                                                              ------------------                         --------------------

Income before income taxes, extraordinary
  item                                                           2,289     27.2                               2,545     10.4
Provision for income taxes                                       1,040     42.9                                 810     11.0
                                                              ------------------                         --------------------
Income before extraordinary item                                 1,249     20.8                               1,735     10.1
Extraordinary item                                                  --       --                                 732    100.0
                                                              ------------------                         --------------------
Net income                                                       1,249     20.8                               2,467     15.0
                                                              ==================                         ====================

                                                         Three months ended
                                                     September 30, 1995 compared
(Dollars iIn thousands)                                   to June 30, 1995
                                             ----------------------------------------------
                                                Average Volumes           Income / Expense
                                             --------------------      --------------------
                                                 $           %              $         %
ASSETS:
         Loans and leases, net                57,039         3.4            729        1.9
         Investment securities                 4,879         0.8          1,391       17.7
         Short-term investments               (3,196)       (6.0)          (100)     (13.0)
                                             --------------------      --------------------

         Total                                58,722         2.6          2,020        4.2
                                             ====================      --------------------

LIABILITIES:
         Interest-bearing demand               3,250         0.7            (51)      (1.5)
         Savings                              (7,443)       (1.9)            37        1.4
         Time                                 56,075         6.2          1,297       10.5
         Short-term borrowings                13,736        25.0            168       21.8
         Long-term debt                       (6,020)       (6.1)          (163)      (8.0)
                                             --------------------      --------------------

         Total                                59,598         3.1          1,288        6.1
                                             ====================      --------------------
Net interest income                                                         732        2.7
Provision for loan and lease losses                                          69        6.4
                                                                       --------------------
Net interest income after
   provision for loan and lease losses                                      663        2.6
Investment security gains/(losses)                                           12       80.0
Other operating income                                                      908       24.1
                                                                       --------------------
Income before operating expenses                                          1,583        5.4

Salaries and employee benefits                                              406        3.9
Net occupancy and equipment                                                  13        0.5
Other operating expenses                                                   (353)      (4.8)
                                                                       --------------------
Total operating expenses                                                     66        0.3
                                                                       --------------------

Income before income taxes, extraordinary
  item                                                                    1,517       16.5
Provision for income taxes                                                  668       23.9
                                                                       --------------------
Income before extraordinary item                                            849       13.3
Extraordinary item                                                           --         --
                                                                       --------------------
Net income                                                                  849       13.3
                                                                       ====================

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 4- RISK ASSETS
--------------------------------------------------------------------------------

                                                                      September30,   December 31,   September30,
(Dollars in thousands)                                                    1995           1994           1994
----------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                                           $26,216        $17,215        $18,462
   Restructured accrual loans                                              6,760          6,941          6,976
   Other real estate owned                                                 6,022          5,341          7,838
----------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                               $38,998        $29,497        $33,276
================================================================================================================

As a percent of period-end loans and leases and
   other real estate owned                                                 2.30%          2.00%          2.31%
Loans and leases contractually
   past due 90 days and still accruing                                    $4,402        $14,450         $7,387

TABLE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------

                                                                  Three Months Ended September 30,  Nine Months Ended September 30,
(Dollars in thousands)                                                   1995          1994              1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                            $27,779        $23,166           $23,845       $21,717
   Allowance acquired in business combination                                  -              -             3,323             -
   Change in fiscal year                                                       -              -                (8)            -
   Additions charged to operating expenses                                 1,140          1,013             3,711         2,989
------------------------------------------------------------------------------------------------------------------------------------
                                                                          28,919         24,179            30,871        24,706
------------------------------------------------------------------------------------------------------------------------------------
   Charge-offs                                                            (1,281)        (1,244)           (3,694)       (2,387)
   Recoveries                                                                310            179               771           795
------------------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                                       (971)        (1,065)           (2,923)       (1,592)
------------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                     $27,948        $23,114           $27,948       $23,114
====================================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)       0.22%          0.30%             0.24%         0.16%
Allowance as a percent of period-end loans and leases                      1.65%          1.61%             1.65%         1.61%

Average loans and leases                                              $1,713,296     $1,417,914        $1,614,875    $1,360,363
Period-end loans and leases                                            1,692,790      1,435,731         1,692,790     1,435,731

PART II.     OTHER INFORMATION
             -----------------

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

        Registrant was not required to file any Reports on Form 8-K for the period ended September 30, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUSQUEHANNA BANCSHARES, INC.



November 8, 1995                    /s/ Robert S. Bolinger
                                    -----------------------------------
                                    Robert S. Bolinger
                                    President and Chief Executive Officer




November 8, 1995                    /s/ J. Stanley Mull, Jr.
                                    ------------------------------------
                                    J. Stanley Mull, Jr., Vice President
                                    Treasurer, and Principal Financial
                                    Officer