Form 10-K
period 1995-12-31
SUSQUEHANNA BANCSHARES INC
filed 1996-03-27
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission file number: 0-10674
  December 31, 1995
                          SUSQUEHANNA BANCSHARES, INC.
          ____________________________________________________________
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                            23-2201716
------------                                                            ----------
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                          Identification No.)

26 North Cedar St., Lititz, Pennsylvania                                17543
----------------------------------------                                -----
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including
area code:                                                              (717) 626-4721
                                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:             None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                                                     Name of each exchange on which
--------------------                                                     registered:
                                                                         -----------
Common Stock, Par Value $2.00 per share                                  Common Stock is not registered
                                                                         on any exchange.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]      No  [__]

     As of February 23, 1996, 13,143,761 shares of the registrant's Common Stock were outstanding. The aggregate market value (based on the bid price) of such shares held by non-affiliates on that date was $357,513,688.

                                     PART I
                                     ------

Item 1.  Business and History
-------  --------------------

General

          Susquehanna Bancshares, Inc. ("Susquehanna" or the "Company") is a multi-bank financial holding company headquartered in Lititz, Pennsylvania. As of December 31, 1995, the Company operated as a super-community bank holding company with six banks, two thrifts, and two non-bank subsidiaries. (An additional thrift, Fairfax Financial Corporation, Baltimore, Maryland, and its wholly-owned subsidiary, Fairfax Savings, a Federal Savings Bank ("Fairfax Savings"), was acquired on February 1, 1996.) These subsidiaries provide banking and banking-related services from 97 offices located in central Pennsylvania and West and Central Maryland. As of December 31, 1995, Susquehanna had assets of $2.6 billion, net loans receivable of $1.7 billion, deposits of $2.1 billion and shareholders' equity of $273 million.

          The relative sizes and profitability of Susquehanna's subsidiaries as of and for the year ended December 31, 1995, are depicted in the following table: (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------
        Subsidiary                                Assets    Percent of Total    Net Income   Percent of Total
        ----------                                ------    ----------------    -----------  ----------------
-------------------------------------------------------------------------------------------------------------
Farmers First Bank                              $  801,858          31%            $11,452          44%
Farmers & Merchants Bank and Trust                 510,352          20%              4,536          17%
First National Bank                                260,204          10%              3,310          13%
Williamsport National Bank                         229,410           9%              4,107          16%
Citizens National Bank of So. Penna.               167,777           7%              2,062           8%
Spring Grove National Bank                          63,344           2%                675           3%
*Atlantic Federal Savings Bank                     226,093           9%              1,856           7%
*Reisterstown Federal Savings Bank                 266,095          10%              3,482          13%
Susque-Bancshares Leasing Co., Inc.                 29,516           1%                574           2%
(leasing)
Susque-Bancshares Life Insurance Co.                 2,462           -                  74           -
(life insurance)
Parent (including consolidation adjustments)         9,046           1%             (6,111)        (23%)
                                               --------------------------------------------------------------
                                        Total   $2,586,157         100%            $26,017         100%
-------------------------------------------------------------------------------------------------------------

*subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. On February 1, 1996, Susquehanna completed the acquisition of Fairfax Savings, with total assets of approximately $476,000,000 as of such date. For the period January 1, 1996 through February 1, 1996, Fairfax Savings' net income (loss) was $2 thousand. Fairfax Savings is also a subsidiary of Susquehanna Bancshares South, Inc.


          Susquehanna's subsidiaries provide commercial and retail banking services in Central and South Central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, York and Lycoming Counties, in Western Maryland, principally in Allegany and Washington Counties, and in Central Maryland, including

Baltimore County, Baltimore City, Carroll County, Harford County, Cecil County and Anne Arundel County. Certain Susquehanna subsidiaries also provide trust, leasing and insurance services.

          As a "super-community" bank holding company, the Company's strategy has been to manage its banking subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. The Company believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected businesses, operations and support functions in order to achieve greater economies of scale and cost savings. The Company has commenced a full consolidation of back office data processing operations of its six bank subsidiaries, which is expected to be completed by the end of 1996. The Company further anticipates integrating its trust and mortgage banking operations. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

          Susquehanna has no employees, other than its officers, each of whom are employees of one or the other of its bank or thrift subsidiaries. As of December 31, 1995, the subsidiaries of Susquehanna employed 1,100 full-time and 278 part-time employees.

          Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

Business

     Susquehanna provides a wide range of retail and commercial banking services. Susquehanna's strategy for its retail banking businesses is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. The Company operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania and Maryland. As a result of the development of broad banking relations with its customers, the Company's lending and investing activities are funded almost entirely by core deposits.

     The Company's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

     In December, 1995, Susquehanna introduced six automated loan machines ("ALM"), three in Maryland and three in Pennsylvania. ALMs represent a relatively new development in bank services delivery systems and afford consumers the convenience of 24 hour credit up to a maximum loan amount of $5,000.

     The Company also initiated a credit card offering in late 1995. Using experience and resources developed in a program operated through one of its Pennsylvania bank subsidiaries, the credit card program was expanded to include similar offerings through other Susquehanna subsidiaries. The program targets existing customers and selected prospects in Susquehanna's market areas. Susquehanna expects to begin offering a debit card some time in 1996.

     Through its subsidiary, Susque-Bancshares Life Insurance Co., the Company offers certain credit related insurance products.

     The acquisition of the Maryland thrifts substantially enhances Susquehanna's mortgage origination and mortgage banking capabilities. The consolidation of the resources that are available throughout its system, planned for 1996, will facilitate an expansion of Susquehanna's mortgage banking operations in its Maryland and Pennsylvania markets.

     Susquehanna's commercial lending operations include commercial, financial and agricultural lending (12% of the total loan portfolio at December 31, 1995), real estate construction lending (10%), and commercial mortgage lending (19%). Loans originated by each subsidiary are subject to central review and uniform Company credit standards. Nearly all of the Company's loans are concentrated in the markets served by its subsidiary banks and thrifts.

Business of Farmers First.  Farmers First is engaged in commercial banking and
--------------------------
trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its trust department, Farmers First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. During 1994, Farmers First acquired all of the assets of its subsidiary, Farmers AgCredit Corp., which has ceased all business activity. Farmers First owns no other subsidiaries. As of December 31, 1995, Farmers First had twenty-two (22) full-service and ten (10) limited-service banking offices in Lancaster County. Farmers First's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, Farmers First on a consolidated basis had total assets of $801.9 million, total shareholder's equity of $96.8 million and total deposits of $657.9 million.

Business of Citizens.  Citizens is engaged in commercial banking and trust
--------------------
business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Citizens renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Citizens owns no subsidiaries.

          As of December 31, 1995, Citizens had six (6) full-service banking offices in Franklin County. Citizens' business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, Citizens had total assets of $167.8 million, total shareholder's equity of $15.2 million and total deposits of $150.7 million.

Business of First National.  First National is engaged in commercial banking and
--------------------------
trust business authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, First National renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. First National owns no subsidiaries.

          As of December 31, 1995, First National had ten (10) full-service and one (1) limited-service banking offices. The main office of First National is located in Sunbury, Pennsylvania. Five (5) full-service and one (1) limited-service branches are located in Northumberland County, while three (3) full-service branches are located in contiguous Snyder County, one (1) full-service branch in each of Columbia County, and Union County. First National's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, First National had total assets of $260.2 million, total shareholder's equity of $23.9 million and total deposits of $231.8 million.

Business of Williamsport.  Williamsport is engaged in commercial banking and
------------------------
trust business authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Williamsport renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Williamsport owns no subsidiaries.

     As of December 31, 1995, Williamsport had six (6) full-service and one (1) limited-service banking offices in Lycoming County. The main office of Williamsport is located in Williamsport, Pennsylvania. Williamsport's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, Williamsport had total assets of $229.4 million, total shareholder's equity of $27.4 million and total deposits of $198.1 million.

Business of Spring Grove.  Spring Grove is engaged in commercial banking
------------------------
authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Spring Grove owns no subsidiaries.

          As of December 31, 1995, Spring Grove had three (3) full-service banking offices. The main office is located in the borough of Spring Grove, York County, Pennsylvania. A branch is maintained nearby in Jackson Township. During 1995, Spring Grove also opened a new branch on the Susquehanna Trail North in York. Spring Grove is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, Spring Grove had total assets of $63.3 million, total shareholder's equity of $6.1 million and total deposits of $56.0 million.

Business of F & M.  F & M is engaged in commercial banking as authorized by the
-----------------
banking laws of the State of Maryland. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its Trust Department, which commenced operation during 1993, F & M is able to render services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law. On November 30, 1993, F & M created an insurance agency subsidiary, F&M Insurance Agency, Inc., whose purpose is to engage in insurance agency and brokerage business as permitted for subsidiaries of banking institutions under Maryland and federal law. During 1994, F&M changed its name to "Farmers & Merchants Bank
and Trust".   Effective January 1, 1995, F&M commenced operation of an
investment subsidiary in Delaware, FMBT Incorporated, which purpose is to assist in investment portfolio management.

          As of December 31, 1995, F&M had twenty-one (21) full-service and six
(6) limited-service banking offices in Washington and Allegany Counties,
Maryland.   F & M's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1995, F&M had total assets of $510.4 million, total shareholder's equity of $45.8 million and total deposits of $445.7 million.

Business of Atlantic Federal.  Atlantic Federal is a federally chartered savings
----------------------------
bank headquartered in Baltimore, Maryland. It is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc., which, in turn, is a wholly-owned subsidiary of Susquehanna.

          Atlantic Federal is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to invest in mortgage loans secured primarily by residential real estate and, to a lesser extent, multi-family and commercial loans, mortgage-backed securities and investment and money market securities.
A niche within the residential market includes construction loans, for which Atlantic Federal competes vigorously. Atlantic Federal also generates, to a lesser extent, consumer and commercial loans, and is involved in investment and money market securities activities.

          Atlantic Federal was originally chartered in 1897, and converted from mutual to stock form in May 1986. Atlantic Federal is a member of the Federal Home Loan Bank System and a stockholder of the Federal Home Loan Bank of Atlanta. Its savings deposits have been federally insured since 1938. Atlantic Federal has three subsidiaries, including Atlantic Home Mortgage Corporation, Atlanfed Service Corporation and Atlanfed Financial Corporation.

          As of December 31, 1995, Atlantic Federal had nine (9) full service offices. Its main office is located in Baltimore County, Maryland. Two (2) full service offices are located in each of the City of Baltimore and in Cecil, Harford and Anne Arundel Counties, Maryland. Its business is not dependent upon any one customer, and the loss of any customer or a few customers would have no material adverse effect upon it.

          As of December 31, 1995, Atlantic Federal had total assets of $226.1 million, total shareholders' equity of $17.6 million, and total deposits of $159.4 million.

Business of Reisterstown Federal.
--------------------------------

          Reisterstown Federal is a federally-chartered stock savings bank headquartered in Reisterstown, Maryland, a suburb of Baltimore, Maryland. It also is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc.

          Reisterstown Federal's business consists primarily of attracting savings deposits from the general public and originating residential, land and construction loans collateralized by single-family homes and first mortgage loans on residential and commercial properties located in the State of Maryland. Reisterstown Federal also makes savings account loans and invests in U.S. Government and agency obligations, money market obligations and mortgage-backed securities. Over 90 percent of Reisterstown Federal's assets are related to its offering of services enabling a homebuyer to purchase a building lot, to obtain construction financing either directly or indirectly through a builder and, finally, to secure a permanent mortgage.

          Reisterstown Federal was originally chartered in May, 1959 and converted from mutual to stock form in February, 1987. Reisterstown Federal has been a member of the Federal Home Loan Bank System, and its savings deposits have been federally insured since 1959. It has two subsidiaries, including American Title, Inc, and Time Financial Services, both located in Reisterstown, Maryland.

          As of December 31, 1995, Reisterstown Federal had two (2) full service offices. The main office of Reisterstown Federal is located in Reisterstown. The branch office is located in Carroll County, Maryland. Its business is not dependant upon any one customer, and the loss of any customer or a few customers would not have a material effect upon it.

          As of December 31, 1995, Reisterstown Federal had total assets of $266.1 million, total shareholder's equity of $28.5 million, and total deposits of $223.6 million.

Business of Fairfax Savings
---------------------------

          On February 1, 1996, Susquehanna completed acquisition of Fairfax Savings, a federally chartered, federally insured thrift institution. It is headquartered in Baltimore, Maryland. Fairfax Savings also is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc.

          Fairfax Savings attracts deposits from the general public through its nine offices in metropolitan Baltimore and in Carroll, Wicomico and Worcester Counties. It uses such deposits to originate loans on one-to-four family residential collateralized first mortgage loans. Fairfax Savings also originates non-residential and multi-family real estate and construction loans, second mortgage loans on residential properties and consumer loans. Through its subsidiary, Fairfax Mortgage Corporation, Fairfax Savings originates one-to-four family residential mortgage loans for sale in the secondary market.

          Fairfax Savings occupies two narrow niche markets within the financial services industry -- retail community banking, largely limited to deposit gathering, and mortgage banking. Lending activities are either supportive to or tangential to these niche markets.

          As of February 1, 1996, Fairfax Savings had nine (9) full service offices. The main office of Fairfax Savings is located in the City of Baltimore. Five of its full service offices are located in Baltimore County, and one full service office is located in each of Carroll, Wicomico and Worcester counties. Its business is not dependent upon any one customer and the loss of any customer or a few customers would have no material adverse effect upon it.

          As of February 1, 1996, the date of Susquehanna's acquisition of Fairfax Savings, it had total assets of approximately $476,000,000.

Recent and Pending Acquisitions

          In furtherance of its strategy to reinforce and expand its North/Central Maryland franchise, in April 1994 Susquehanna entered into definitive agreements to acquire three Maryland thrift holding companies (collectively, the "Mergers"). Two of the Mergers closed during 1995, and the third closed in February, 1996. The combined assets of these three institutions were $955 million at December 31, 1995, and at such date Susquehanna would have, on a proforma basis, $1.5 billion, or 48%, of its assets in Maryland and $1.6 billion, or 52%, of its assets in Pennsylvania. The three Mergers are summarized below.

     . Atlanfed Bancorp, Inc. ("Atlanfed") and its primary subsidiary, Atlantic Federal Savings Bank, a federally-chartered stock savings bank ("Atlantic Federal"), was acquired for 1.2 million shares of Susquehanna Common Stock (the "Atlanfed Merger"), effective at the beginning of day on April 1, 1995. At December 31, 1995, Atlanfed had assets of $226 million and operated 9 banking offices in Baltimore and surrounding suburbs.

     . Reisterstown Holdings, Inc. ("Reisterstown") of Reisterstown, Maryland, and its subsidiary, Reisterstown Federal Savings Bank ("Reisterstown Federal"), a federally-chartered stock savings bank, were acquired for cash consideration of $28.6 million (the "Reisterstown Merger"), effective at the close of day on April 21, 1995. At December 31, 1995, Reisterstown had assets of $266 million and operated two banking offices located in a suburb of Baltimore.

     . Fairfax Financial Corporation ("Fairfax") of Baltimore, Maryland, and its subsidiary, Fairfax Savings, FSB, were acquired for cash consideration of $62.6 million (the "Fairfax Merger"), effective at the beginning of day on February 1, 1996. At December 31, 1995, Fairfax had assets of $467 million and operated nine banking offices located in metropolitan Baltimore and Carroll, Wicomico and Worcester Counties.

          In addition to these three thrift acquisitions, in July 1994 Susquehanna acquired certain assets and assumed certain liabilities associated with eight branch banking offices of The First National Bank of Maryland located in Allegany County, Maryland (the "Allegany Branch Acquisition"). This transaction increased Susquehanna's assets by $194 million.

          As a result of the Mergers and the Allegany Branch Acquisition, as of the close of business February 1, 1996, Susquehanna held consolidated assets of approximately $3 billion, and operated 106 community banking offices throughout Central Pennsylvania and Maryland.

          On February 9, 1995, Susquehanna completed a public offering of $50 million of 9.00% subordinated notes due 2005 at a public offering price of 99.478% of the aggregate principal amount. The net proceeds of the offering were approximately $49.4 million. Approximately $28.6 million of the net proceeds of the offering were used to fund the cash consideration required for the acquisition of Reisterstown. The balance was used for general corporate purposes, including the repayment of short term indebtedness and to partially fund the cash consideration for Fairfax.

          On December 22, 1995, Susquehanna announced that it had completed an underwritten public offering of 1,300,000 shares of its Common Stock at a public offering price of $26.50. The sale of an additional 195,000 shares (a Greenshoe) on January 2, 1996, netted an additional $4,935,450. The net proceeds of the offering were used to fund a portion of the cash consideration for the acquisition of Fairfax. The offering was managed by Oppenheimer & Co., Inc., Legg Mason Wood Walker, Inc. and Keefe, Bruyette & Woods, Inc.

          On January 29, 1996, the Company announced that it had completed the public offering of $35 million 6.30% Senior Notes due February 1, 2003. Oppenheimer & Co., Inc. and Legg Mason Wood Walker, Inc. managed the offering. The net proceeds of the offering were used to fund a portion of the cash consideration for the acquisition by Susquehanna of Fairfax and for general corporate purposes.

          Susquehanna contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks or savings associations. Susquehanna may acquire state and national banks whose principal business activities are conducted in Pennsylvania and in states which allow reciprocal treatment of Pennsylvania banks and bank holding companies, as hereinafter described. Susquehanna may also seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities which includes savings associations. Any acquisition by Susquehanna will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, its shareholders.

          Other than as described above, Susquehanna currently has no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Supervision and Regulation
--------------------------

          General.  Susquehanna is registered with the Board of Governors of the
          --------
Federal Reserve ("Board") and is subject to regulation under the Bank Holding Company Act of 1956, as amended ("The Act"). Provisions in The Act require prior approval of acquisitions of assets or ownership or control of any voting shares of any bank, if such acquisitions would give Susquehanna more than 5% of the voting shares of any bank or bank holding company.

          The Act also permits acquisition of a non-bank company, with the Board's prior approval, if such company engages only in activities which are determined to be closely related and incidental to banking. Susquehanna presently owns several non-bank subsidiaries in accordance with the Board's approval pursuant to these provisions of the Act. Furthermore, consistent with the Congressional intent expressed in the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") the Board amended its regulations in September 1989 to allow holding companies to acquire savings associations.

          In 1985, Susquehanna's re-insurance subsidiary, Susque-Bancshares Life Insurance Company ("SBLIC"), became operational. SBLIC is a wholly-owned subsidiary, and is organized under the laws of the State of Arizona to operate as a credit life, health and accident reinsurer to the extent permitted by the laws of Pennsylvania. SBLIC is regulated by the Department of Insurance of the State of Arizona and is subject to periodic review by that department.

          In 1986, Susquehanna's leasing subsidiary, Susque-Bancshares Leasing Company, Inc. ("SBLC"), became operational. SBLC is a wholly-owned subsidiary and is organized under the laws of the Commonwealth of Pennsylvania. SBLC in turn owns a single leasing company subsidiary which resulted from a merger of two leasing company subsidiaries during 1988. Effective September 30, 1992, the Board granted to SBLC's leasing company subsidiary commercial finance powers pursuant to The Act.

          Susquehanna's subsidiary commercial and federal savings banks are also subject to specific regulation and supervision. Farmers First, a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Citizens, First National, Williamsport, and Spring Grove are national banks and are subject to regulation and periodic examination by the Comptroller of the Currency. F&M, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission, and the Federal Deposit Insurance Corporation. Atlantic Federal, Reisterstown Federal and Fairfax Savings are subject to regulation and periodic examination by the Office of Thrift Supervision ("OTS"). Since consummation of the Mergers, the Company has also been subject to supervision and regulation by the OTS as a savings and loan holding company. In addition, all of Susquehanna's banking subsidiaries are subject to examination by the Board.

          The regulations that govern Susquehanna and its subsidiary commercial and federal savings banks impose certain restrictions on extensions of credit to Susquehanna from such subsidiaries banks and with certain exceptions to other affiliates, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of Susquehanna or any other affiliate.

          The federal and state regulations to which Susquehanna's subsidiary commercial and federal savings banks are subject encompass a broad spectrum including: reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to payment of dividends and requirements governing the establishment of branches and other aspects of its operations. The regulations governing the subsidiary commercial and federal savings banks have generally been promulgated to protect depositors and creditors and not for the purpose of protecting shareholders.

          Because of limitations arising under the Bank Holding Company Act of 1956, Susquehanna's only line of business is that of providing commercial banking and other bank-related services and products to its customers. Such bank and bank-related services provided by Susquehanna and its subsidiaries include commercial banking through its six banking subsidiaries, thrift activities through its three federal savings bank subsidiaries, credit life insurance through another subsidiary and leasing operations through its remaining subsidiary. Of the foregoing, commercial banking and thrift activities accounted for more than 90% of Susquehanna's gross revenues in each of the past two fiscal years.

          Environmental Impact Statement.  Compliance by Susquehanna and its
          ------------------------------
subsidiaries with federal, state and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings or the competitive position of Susquehanna and its subsidiaries and is not expected to have a material effect on such expenditures or earnings during 1996.

          Pending Legislation.  From time to time legislation is proposed for
          -------------------
enactment before the United States Congress and before the Pennsylvania Legislature which could change a number of the regulations applicable to Susquehanna and its subsidiaries. It is not possible at this time to predict if or when such legislation might become law or the extent to which such legislation might affect the business or competitive status of Susquehanna and its subsidiaries.

          Effects of FIRREA, FDICIA, and the Interstate Banking Act.
          ---------------------------------------------------------

          Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). On August 9, 1989, major reform and financing legislation was enacted into law in order to restructure the regulation of the thrift industry and to address the financial condition of the FSLIC. FIRREA eliminated many of the distinctions between commercial banks and thrift institutions and the holding companies thereof, reinforced certain competitive advantages of commercial banks over thrift institutions (such as with respect to insurance premiums) and allowed bank holding companies to acquire savings institutions.

          Pursuant to FIRREA, a new insurance fund, administered by the FDIC and named the SAIF, insures the deposits of savings associations such as Atlantic Federal Savings Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF and continues to insure the deposits of commercial banks, such as the Susquehanna Bank Subsidiaries, and certain savings banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled. In addition, FIRREA abolished the FHLBB and replaced it with the OTS, which is a bureau of the Department of the Treasury. The OTS is headed by a single Director who is appointed by the President.

          FIRREA, among others, also: changed the capital requirements applicable to savings institutions to be "no less stringent than the capital standards applicable to national banks;" established a QTL test regarding permissible investments for savings associations; and permits bank holding companies, such as Susquehanna, to acquire savings associations.

          Other provisions of FIRREA include substantial changes to the enforcement power available to the regulators. The OCC and the FDIC, as the primary regulators of the Susquehanna Bank Subsidiaries, are primarily responsible for enforcement action. FIRREA also expanded the jurisdiction of the regulators' enforcement powers to all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution.

          Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

          FIRREA also provides regulators with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

          Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA was enacted on December 19, 1991, and made reforms to a variety of bank regulatory laws. Some of these reforms have a direct impact on the Susquehanna Bank Subsidiaries. The new provisions are discussed below.

          Annual, full-scope, on-site examinations are required for all FDIC insured institutions such as the Susquehanna Bank Subsidiaries. For small, well-capitalized institutions that are well managed and in outstanding condition and whose ownership has not changed in the preceding year, the examinations by the FDIC may be at 18-month intervals. A "small" institution is defined as one with total assets less than $100 million. Spring Grove National is the only Susquehanna Bank Subsidiary which qualifies as a "small" institution.

          Effective after December 31, 1992, all financial institutions regulated by the FDIC must submit to the FDIC a publicly available annual audit report. The independent accountants of such financial institutions must also attest to the accuracy of the management's assertion concerning the internal control structure. The accountants must also monitor management's compliance with governing laws and regulations. Such financial institutions must also select an independent audit compliance committee composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC. These accounting and reporting reforms do not apply to an institution with total assets at the beginning of its fiscal year of less than $500 million. Furthermore, the FDIC may exempt institutions with assets in excess of $500 million from these accounting and reporting requirements. Susquehanna has not requested that any of its Bank Subsidiaries be exempt.

In order to reduce losses to the BIF, the FDICIA establishes a format to more closely monitor FDIC insured institutions and to enable prompt corrective action by the FDIC if an institution begins to experience any difficulty. The prompt corrective action regulations of FDICIA define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as undercapitalized or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may or, in some cases, must be imposed on such an institution either by its primary federal regulator or by the Federal Deposit Insurance Corporation ("FDIC"), including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes critically undercapitalized, it must generally be placed in receivership or conservatorship within 90 days.

          To be considered well capitalized, an institution must generally have a leverage ratio of at least five percent, a tier one risk-based capital ratio of at least six percent and a total risk-based capital ratio of at least ten percent. To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least four percent, a tier one risk-based capital ratio of at least four percent and a total risk-based capital ratio of at least eight percent. An institution is deemed to be critically undercapitalized if it has a tangible capital ratio of two percent or less and no more than 65 percent of the required minimum leverage capital level.

          The FDIC, the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("Board") and the Office of Comptroller of the Currency ("OCC") have amended their risk-based and leverage capital adequacy guidelines in order to implement section 208 of the Riegle Community Development and Regulatory Improvement Act of 1994 ("Riegle Act"). Section 208 states that a qualifying insured depository institution that transfers small business loans and leases on personal property without recourse shall include only the amount of retained recourse in its risk-weighted assets when calculating its capital ratios, provided that certain conditions are met. This rule has the effect of lowering the capital requirements for small business loans and leases on personal property that have been transferred with recourse by qualifying banking institutions. The FDIC's and the OTS' amendments became effective August 31, 1995; the Board's amendment became effective September 1, 1995; and the OCC's amendments became effective on September 13, 1995.

          An insured depository institution may not pay management fees to any person, including any holding company, which has control of the institution if, after making the payment, the institution would be undercapitalized, nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution, if, after making the distribution, the institution would be undercapitalized. Depending of the level of capital, the regulatory agencies' corrective powers include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring an institution to issue additional capital stock (which may include voting stock) or be acquired; placing additional restrictions on transactions with affiliates; restricting the interest rate an institution may pay on deposits; ordering a new election for an institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting an institution from accepting deposits from corresponding banks; requiring an institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting a holding company from making capital distributions without prior regulatory approval; requiring a holding company to divest itself of an institution or an affiliate; and, ultimately, appointing a receiver for an institution. If an insured depository institution is undercapitalized, its parent holding company will be required to guarantee that the institution will comply with any capital restoration plan submitted to and approved by the appropriate federal banking agency. The holding company's exposure is limited to an amount equal to the lesser of: (i) 5% of the institution's total assets at the time the institution became undercapitalized; or (ii) the amount which is necessary

(or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution failed to comply with the capital restoration plan. The new statute also amends the current law generally to permit only a well capitalized depository institution to accept brokered deposits without prior regulatory approval. All of Susquehanna's bank and thrift subsidiaries meet the criteria required to be considered "well capitalized" in accordance with the above capital regulations.

          Interstate Banking Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994.
The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective on September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company anticipates that the effect of the new law will be to increase competition within the markets in which the Company now operates, although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

          National Monetary Policy. In addition to being affected by general economic conditions, the earnings and growth of Susquehanna and the Susquehanna Subsidiaries are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

          The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of Susquehanna and the Susquehanna Subsidiaries cannot be predicted.

Proposed Legislation Regarding SAIF Assessments.
-----------------------------------------------

          Federal law requires that the FDIC maintain the reserve level of each of the BIF and SAIF at 1.25% of insured deposits. Reserves are funded through payments of insurance premiums by insured institutions. The BIF reached this level during 1995 and the FDIC reduced the insurance premiums to a range of 0% to .27% of deposits for members of the BIF while maintaining the current range of between .23% and .31% of deposits for members of the SAIF. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF has been considered by Congress and appeared in recently proposed legislation. It does not appear that such legislation will be enacted in the near future. While there can be no assurance that such an approach or any other approach to addressing the premium disparity will in fact materialize, an assessment of this kind is not expected to have a material adverse effect upon the financial condition of Susquehanna, although such assessment may have a material adverse effect upon the results of operations of Susquehanna for 1996.

Competition
-----------

          Bank holding companies and their subsidiary banks compete with many institutions for deposits, loans, trust services and other banking-related services. Like other depository institutions, Susquehanna has been subject to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance, credit card companies, and other financial services companies.

          Legislative proposals are pending which would further liberalize many of the regulatory restrictions now imposed on Susquehanna and its subsidiaries or require their non-banking competitors to comply with similar regulatory restrictions. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such a proposal would have on the competitive positions of Susquehanna in its market place.

          As a result of legislation enacted in Pennsylvania in the 1980's, compression and consolidation in the industry has continued at a rapid pace. Further, as a result of relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, the consolidation within the banking industry has had a significant competitive effect on Susquehanna and its markets. At present, Susquehanna and its subsidiary banks compete with numerous super-regional institutions with significantly greater resources and assets which conduct banking business throughout the region.

          Farmers First's principal market areas are within Lancaster County,
Pennsylvania.   There are fifteen (15) commercial banks operating in Lancaster
County, six (6) of which are headquartered in that county; the other nine (9) are headquartered elsewhere in Pennsylvania. Of the six (6) commercial banks with headquarters in Lancaster County, Farmers First ranked second in total deposits as of June 30, 1995, the last date for which information is available.

          Citizens' principal market area consists of the central and southeastern portion of Franklin County, Pennsylvania, the northcentral and northeastern portion of Washington County, Maryland, and the northwestern portion of Frederick County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Waynesboro, Pennsylvania, and within a north-south strip of Interstate 81 from Chambersburg, Pennsylvania to Hagerstown, Maryland. There are fifteen
(15) banks in this market area including Citizens, eight (8) of which are headquartered in that market area. Citizens ranked fifth among the eight (8) banks in total deposits as of June 30, 1995, the last date for which information is available.

          First National competes in market areas in Northumberland, Snyder, Union and Columbia Counties, Pennsylvania. Twenty-one (21) commercial banks operate offices in Northumberland, Snyder, Union and Columbia Counties, thirteen
(13) of which are headquartered in those counties, and of the thirteen (13), First National ranked first in terms of total deposits as of June 30, 1995, the last date for which information is available.

          Williamsport's principal market area consists of the south central and south eastern portions of Lycoming County, Pennsylvania. It services a substantial number of depositors in this service area, with the greatest concentration in the City of Williamsport. Eleven (11) commercial banks operate offices in Lycoming

County, six (6) of which are headquartered in that county, and of the six (6), Williamsport ranked second in terms of total deposits as of June 30, 1995, the last date for which information is available.

          Spring Grove's principal market area consists of Central York County. Sixteen (16) commercial banks operate offices in York County, eight (8) of which are headquartered in that county, and of the eight (8) Spring Grove ranked seventh in terms of total deposits as of June 30, 1995, the last date for which information is available.

          F&M's principal market area consists of Washington and Allegany Counties, Maryland. Nine (9) commercial banks operate offices in the F&M trading area, three (3) of which are headquartered in Washington County, and two (2) of which are headquartered in Allegany County; and of the five (5) F&M ranked first in terms of total deposits as of June 30, 1995, the last date for which information is available.

          Atlantic Federal's principal market area consists of Baltimore, Cecil, Harford and Anne Arundel Counties, Maryland, and a portion of downtown Baltimore city. Fifty-four (54) savings banks operate offices in the Atlantic Federal trading area, thirty-three (33) of which are headquartered in that area, and of the thirty-three (33), Atlantic Federal ranked fourth in terms of total deposits as of June 30, 1995, the last date for which information is available.

          Reisterstown Federal's principal market area consists of Baltimore and Carroll Counties, Maryland, and the northwest corner of Baltimore city. Thirty
(30) savings banks operate offices in the Reisterstown Federal trading area, thirteen (13) of which are headquartered in that area, and of the thirteen (13), Reisterstown Federal ranked second in terms of total deposits as of June 30, 1995, the last date for which information is available.

          The Susquehanna subsidiaries, like other depository institutions, have been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance, credit card companies, and other financial services companies.

Business Trends
---------------

          Current business trends include rising interest rates, a relatively strong local economy, a business cycle which is peaking and consumers becoming more cautious of adding debt.

          These factors create uncertainty in all of Susquehanna Bancshares' markets. Susquehanna will place its emphasis on control of funding cost and lending rates to effectively manage this uncertainty. In addition Susquehanna will seek relationships which can generate fee income which is not directly tied to lending relationships. This thrust will help dampen Susquehanna's earnings fluctuations which are driven by movement in interest rates, business and consumer loan cycles, and local economic factors.

Item 2.   Properties
------    ----------

          Susquehanna does not own or lease any property. Susquehanna reimburses its subsidiaries for space and services utilized.

          Susquehanna's subsidiary banks operate seventy-nine (79) full-service branches, eighteen (18) limited-service branches, eight (8) free-standing automated teller machines, and four (4) automated loan machines. The banks own fifty-eight (58) of the branches and lease the remaining thirty-nine (39). Twenty (20) additional buildings are owned by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

          The executive offices of the subsidiary banks are:

     Farmers First Bank                  Spring Grove National Bank
     9 East Main Street                  10 South Main Street
     Lititz, Pennsylvania                Spring Grove, Pennsylvania

     First National Trust Bank           Farmers & Merchants Bank and Trust
     400 Market Street                   59 West Washington Street
     Sunbury, Pennsylvania               Hagerstown, Maryland

     Citizens National Bank of Southern  Atlantic Federal Savings Bank
     Pennsylvania                        100 West Road
     35 North Carlisle Street            Baltimore, Maryland
     Greencastle, Pennsylvania

     Williamsport National Bank          Reisterstown Federal Savings Bank
     329 Pine Street                     11817 Reisterstown Road
     Williamsport, Pennsylvania          Reisterstown, MD


Each of the executive offices is owned by the respective subsidiary except for the office of Atlantic Federal, which is leased.

Item 3.   Legal Proceedings.
------    -----------------

          There are no material proceedings to which Susquehanna or any of its present subsidiaries, directors, or officers are a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against Susquehanna and its subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved and are either not material in respect to the amount in controversy or are fully covered by insurance.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II
                                    -------

Item 5.  Market for Susquehanna Capital Stock
------   and Related Shareholder Matters.
         --------------------------------


         From May 24, 1984, to November 4, 1985, Susquehanna Common Stock was listed for quotation on the National Association of Securities Dealers Automatic Quotation System ("Nasdaq"). Since November 5, 1985, Susquehanna Common Stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System as reflected on the over-the-counter market, for the years 1994 and 1995.

    ----------------------------------------------------------------------------
                                                      Price Range Per Share
                                                      --------------------------
    ----------------------------------------------------------------------------
         Year        Period     Cash Dividends Paid   Low Bid         High Bid
         ----        ------     -------------------   -------         --------

          1994     1st Quarter                              $23.75      $28.00
                       Common                 $0.25
                   2nd Quarter
                       Common                 $0.25         $23.75      $25.00
                   3rd Quarter
                       Common                 $0.25         $23.50      $24.25
                   4th Quarter
                       Common                 $0.27         $21.25      $24.75

          1995     1st Quarter
                       Common                 $0.27         $21.50      $24.25
                   2nd Quarter
                       Common                 $0.27         $22.50      $24.00
                   3rd Quarter
                       Common                 $0.27         $23.25      $28.25
                   4th Quarter
                       Common                 $0.29         $26.00      $30.25
--------------------------------------------------------------------------------

          The foregoing represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions. As of February 29, 1996, there were 5,800 record holders of Susquehanna Common Stock and zero (0) record holders of Susquehanna Preferred Stock, which was redeemed by Susquehanna on February 7, 1994.

          Dividends paid by Susquehanna are provided from dividends paid to it by Farmers First, First National, Williamsport, Citizens, Spring Grove, F & M, Atlantic Federal, Reisterstown Federal, Fairfax Savings, and SBLC. The Pennsylvania Banking Code of 1965, in the case of Farmers First, the Banking laws of the State of Maryland, in the case of F & M, and the National Bank Act, in the case of First National, Williamsport, Citizens, and Spring Grove and the Federal Home Loan Act, in the case of Atlantic Federal, Reisterstown Federal, and Fairfax Savings, restrict the payment of dividends to certain available funds.

          Susquehanna's ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiaries. Both federal and state laws impose restrictions on the ability of these banking subsidiaries to pay dividends. In addition to the specific restrictions discussed below, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a bank or savings institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

          The Federal Reserve Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

          For national banks, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by a national bank subsidiary if the total of all dividends declared by such bank in a calendar year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a national bank in excess of its undivided profits account.

          Dividends payable by a Pennsylvania state-chartered bank are restricted due to the requirement that such bank set aside to a surplus fund each year at least 10% of its net earnings until such surplus equals the amount of its capital. Furthermore, the payment of a dividend may not be made if it results in the reduction of the surplus available to the bank.

          For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the approval of the Maryland Bank Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings.

          As noted, Susquehanna will look to Atlantic Federal, Fairfax Savings and Reisterstown Federal for funds to distribute as dividends. However, federal regulations impose restrictions on dividend payments on savings institutions which convert from mutual to stock form of ownership and are federally insured at the time of the conversion, as was the case with Atlantic Federal and Reisterstown Federal. Upon conversion, regulations require that a "liquidation account" be established by restricting a portion of net capital for the benefit of eligible savings account holders who maintain their savings accounts with the institution after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account is proportionally reduced for any decreases in the eligible holder's savings accounts.

          Under federal regulations, savings institutions which have converted under such regulations (including Atlantic Federal and Reisterstown Federal) may not declare or pay a cash dividend on common stock if the dividend would cause the institution's capital to be reduced below the amount required for the liquidation account or, as to all savings institutions, below the capital requirements imposed by the OTS under the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), and regulations promulgated thereunder.

          The OTS regulations impose limitations on all cash dividends by savings institutions. The OTS regulations establish three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed dividend ("Tier 1 Association") may, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to: (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half of its surplus capital at the beginning of the calendar year; or (ii) 75 percent of its net income over the most recent four-quarter period. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its cash dividend ("Tier 2 Association") may, after prior notice, but without the approval of the OTS, make capital distributions of up to 75 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital requirements that would be applicable to it on January 1, 1993, computed on its current portfolio; up to 50 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital standard that was applicable to it on January 1, 1991, computed on its current portfolio; and up to 25 percent of its net income over the most recent four-quarter period if it satisfies its current risk-based capital requirement. In computing the permissible percentage of cash dividend, previous distributions made during the prior four-quarter period must be included. A savings institution that does not meet its current regulatory capital requirements before or after payment of a proposed cash dividend ("Tier 3 Association") may not make any capital distributions without prior approval of the OTS. In addition, the OTS has the ability to prohibit a proposed cash dividend by any institution which would otherwise be permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice.

          As of December 31, 1995, Atlantic Federal and Reisterstown Federal satisfied the requirements of a Tier 1 Association. On February 1, 1996, the date of its acquisition by Susquehanna, Fairfax Federal satisfied the requirements of a Tier 1 Association; prior to this time, on December 31, 1995, it had also satisfied such requirements.

          The capital requirements mandated by the FIRREA require thrifts to maintain tangible capital of at least 1.5 percent of adjusted total assets, a leverage ratio or core capital of at least 3 percent of adjusted total assets, and overall risk-based capital of at least 8 percent of total risk-weighted assets.

          Tangible capital includes common stockholder's equity with certain assets phased out over several years. Core capital includes tangible capital plus "supervisory" goodwill and certain other defined items. The risk-based capital requirement involves the classification of certain assets, commitments and obligations, as defined, based upon their credit risk level. Higher credit risk amounts carry a progressively higher capital requirement.

          In August 1993, the OTS adopted a final rule for calculating an interest rate risk ("IRR") component of risk-based capital. Under this rule, the IRR component of capital will be in addition to the existing

8 percent risk-based capital requirement. The new rule became effective January 1, 1994, with institutions first required to meet the new standard in 1994.

          The rule provides that the OTS will calculate the IRR component quarterly for each institution starting in 1994 with information as of December 31, 1993. To estimate IRR, the OTS will compute each institution's market value of portfolio equity ("MVPE") in the present interest rate environment versus MVPEs derived after applying parallel rate shifts of plus and minus 200 basis points. Provided any measured decline in MVPE under both rate shifts is less than 2 percent of the estimated market value of the institution's assets, no addition will be made to the 8 percent risk-based capital requirement. If there is a measured decline in MVPE greater than 2 percent, then an institution will be required to maintain additional capital equal to one-half of the difference between its measured IRR and 2 percent, multiplied by the market value of its assets. None of Atlantic Federal, Reisterstown Federal or Fairfax Savings has been required to maintain additional capital as a result of such calculations.


          In accordance with the above regulatory restrictions, each subsidiary commercial and federal savings bank has the ability to pay dividends, and at December 31, 1996, $26.1 million is available for dividend distribution to Susquehanna in 1995 from its subsidiary commercial and federal savings banks without regulatory approval.


          For a description of the funds available for the payment of dividends, see Note 16 to the Consolidated Financial Statements. Susquehanna currently expects that comparable cash dividends will continue to be paid in the future.

Item 6.  Selected Financial Data.
------   -----------------------

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                1995            1994            1993            1992            1991
---------------------------------------------------------------------------------------------------------------------------
Interest income                                $   189,827     $   150,633     $   143,020     $   153,570     $   168,892
Interest expense                                    82,618          56,488          55,993          69,809          90,994
Net interest income                                107,209          94,145          87,027          83,761          77,898
Provision for loan and lease losses                  4,994           3,987           5,130           4,721           4,869
Other income                                        16,080          15,098          15,816          15,284          13,262
Other expenses                                      80,911          72,710          66,004          63,611          58,489
Income before taxes, extraordinary
  item/cumulative effect                            37,384          32,546          31,709          30,713          27,802
Extraordinary item/cumulative effect                    --            (732)          1,023              --              --
Net income                                          26,017          22,096          23,205          22,172          21,287
Cash dividends declared on common stock             12,478          11,024           9,811           9,129           8,745
Dividend payout ratio                                 48.0%           49.9%           42.3%           41.2%           41.1%

PER COMMON SHARE AMOUNTS*
---------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item/
  cumulative effect                            $      2.23     $      1.96     $      1.96     $      1.99     $      1.83
Net income                                            2.23            1.90            2.05            1.99            1.83
Cash dividends declared on common stock               1.10            1.02           0.922           0.872           0.840

FINANCIAL RATIOS
---------------------------------------------------------------------------------------------------------------------------
Return on average total assets                        1.07%           1.04%           1.18%          1.150%           1.14%
Return on average stockholders equity                11.29           10.17           11.47           11.88           12.25
Average stockholders equity to average assets         9.48           10.23           10.29            9.72            9.34

YEAR-END BALANCES
---------------------------------------------------------------------------------------------------------------------------
Total assets                                   $ 2,586,157     $ 2,231,409     $ 2,051,994     $ 1,967,450     $ 1,903,918
Investment securities                              610,018         597,996         562,963         475,499         441,407
Loans and leases, net of unearned income         1,712,951       1,466,186       1,309,907       1,282,457       1,288,981
Deposits                                         2,116,042       1,866,330       1,717,807       1,671,352       1,596,279
Long-term debt                                      86,274          49,314          58,301          52,487          53,544
Stockholders equity                                273,399         217,104         218,428         193,804         180,765

SELECTED SHARE DATA*
---------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period-end)          12,948,676      11,633,918      11,628,284      11,170,653      11,164,878
Average common shares outstanding               11,674,244      11,633,918      11,331,097      11,168,744      11,661,244
At December 31:
  Book value per share                         $     21.11     $     18.66     $     18.78     $     17.35     $     16.19
  Market price per common share                      26.50           22.25           27.25           22.60           16.00
  Common stockholders                                5,759           5,229           5,174           4,723           4,774

*Prior years' amounts adjusted for five-for-four stock split completed in 1993.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries: Farmers First Bank; Farmers & Merchants Bank and Trust; First National Trust Bank; Williamsport National Bank; Citizens National Bank of Southern Pennsylvania; Spring Grove National Bank; Susquehanna Bancshares South, Inc., and its thrift subsidiaries Atlantic Federal Savings Bank and Reisterstown Federal Savings Bank; Susque-Bancshares Leasing Co., Inc.;and Susque-Bancshares Life Insurance Company.

RESULTS OF OPERATIONS
Summary of 1995 Compared to 1994

  Effective January 1, 1995, Susquehanna adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118. The adoption of these statements had no effect on Susquehanna's allowance for loan and lease losses.

  On February 9, 1995, Susquehanna issued $50 million of 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisterstown Holdings, Inc. ("RHI"), on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds was used for general corporate purposes.

  On April 1, 1995, Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("ABI"), issuing 1,199,334 common shares for all of ABI's outstanding shares. Total assets of ABI at the acquisition date were $255.1 million. Deposits totaled $179.4 million, loans outstanding were $189.1 million, and stockholders' equity was $22.6 million. The transaction was accounted for as a pooling-of-interests and Susquehanna's consolidated financial statements and related notes and management's discussion and analysis for all reported periods have been restated to include ABI's financial results.

  On April 21, 1995, Susquehanna completed the acquisition of RHI acquiring all of the assets and assuming all the liabilities of RHI for $28.6 million. Accordingly, the transaction was accounted for using the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995, forward. The loans acquired totaled $201.2 million, investment securities were $27.1 million and deposits were $209.8 million. The excess purchase price of $12.7 million will be amortized over 15 years.

  On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares at $26.50, netting $32.6 million after underwriting commissions and expenses.

  The proceeds from the offering are to be used as part of the purchase price to acquire Fairfax Financial Corporation.

  Susquehanna's net income for the year ended December 31, 1995, was a record $26,017,000, 17.7% above the $22,096,000 earned in 1994. Earnings per common share were $2.23 in 1995 compared to $1.90 in 1994. The return on average assets was 1.07% in 1995 compared to 1.04% in 1994, while the return on equity rose to 11.29% from 10.17% in 1994.

  The performance level for the year ended December 31, 1995, was influenced by several major factors. Assets acquired in the second half of 1994 of $194 million and the $257 million of assets acquired in April 1995 were a significant factor in the increase of $13,064,000 in net interest income in 1995. Somewhat offsetting this increase was a $6,008,000 increase in employee-related costs and a $2,272,000 increase in other operating expenses, both of which, to a great extent, were the result of these acquisitions. Two additional negative factors were security transactions and the loan loss provision. In 1995, there were $32,000 in net security losses while 1994 recorded net security gains of $999,000. In 1995, the loan loss provision rose by $1,007,000 of which $660,000 was attributed to one credit loss. Two positive factors were lower FDIC premiums of $1,060,000 and the $559,000 gain realized on the sale of PHEAA loans.

Net Interest Income--Taxable Equivalent Basis

  The major source of operating revenues is net interest income which rose to a level of $107,209,000 in 1995, $13,064,000 or 13.9% above the $94,145,000 attained in 1994. The net interest margin, on a tax equivalent basis, for 1995 fell to 4.89% from the 4.94% attained during 1994.

  Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

  Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net inter-

TABLE 1-DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
        INTEREST RATES AND INTEREST DIFFERENTIAL--TAX EQUIVALENT BASIS

-----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                         1995                         1994                         1993
-----------------------------------------------------------------------------------------------------------------------------
                               Average                 Rate    Average                Rate    Average                 Rate
ASSETS                         Balance    Interest       %     Balance    Interest      %     Balance    Interest       %
-----------------------------------------------------------------------------------------------------------------------------
Short-term investments       $   52,179   $  2,990     5.73  $   44,368  $   1,950    4.40  $   62,597   $  2,013     3.22
Investment securities:
 Taxable                        480,879     29,428     6.12     453,568     26,404    5.82     402,678     25,313     6.29
 Tax-advantaged                 111,207      7,839     7.05     111,827      7,994    7.15      88,532      7,026     7.94
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities     592,086     37,267     6.29     565,395     34,398    6.08     491,210     32,339     6.58
Loans and leases (net of
 unearned income):
 Taxable                      1,592,480    149,453     9.38   1,342,389    114,480    8.53   1,248,472    108,475     8.69
 Tax-advantaged                  44,001      4,387     9.97      39,722      3,989   10.04      38,606      4,064    10.53
-----------------------------------------------------------------------------------------------------------------------------
Total loans and leases        1,636,481    153,840     9.40   1,382,111    118,469    8.57   1,287,078    112,539     8.74
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning
 assets                       2,280,746    194,097     8.51   1,991,874    154,817    7.77   1,840,885    146,891     7.98
=============================================================================================================================
Allowance for loan and
 lease losses                   (26,776)                        (22,965)                       (20,136)
All other non-earning
 assets                         177,755                         154,385                        145,114
-----------------------------------------------------------------------------------------------------------------------------
Total assets                 $2,431,725                      $2,123,294                     $1,965,863
=============================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
 Interest-bearing demand     $  475,205   $ 13,072     2.75  $  465,265  $  10,978    2.36  $  444,320   $ 11,372     2.56
 Savings                        393,474      9,973     2.53     399,241     10,106    2.53     362,130     10,452     2.89
 Time                           901,170     49,014     5.44     692,180     30,130    4.35     665,219     29,935     4.50
Short-term borrowings            62,898      3,406     5.42      47,823      2,257    4.72      16,819        472     2.81
Long-term debt                   89,017      7,153     8.04      48,431      3,017    6.23      54,827      3,762     6.86
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                  1,921,764   $ 82,618     4.30   1,652,940  $  56,488    3.42   1,543,315   $ 55,993     3.63
-----------------------------------------------------------------------------------------------------------------------------
Demand deposits                 251,146                         229,096                        197,758
Other liabilities                28,320                          24,052                         22,407
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities             2,201,230                       1,906,088                      1,763,480
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity            230,495                         217,206                        202,383
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities & equity   $2,431,725                      $2,123,294                     $1,965,863
-----------------------------------------------------------------------------------------------------------------------------
Net interest income/yield
 on average earning assets                $111,479     4.89              $  98,329    4.94               $ 90,898     4.94
=============================================================================================================================

For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

est income as a percentage of net interest income and other income was 87%, 86%, and 85% for the twelve months ended December 31, 1995, 1994, and 1993, respectively.

  Table 2 illustrates that the growth in interest income In 1995 over 1994 was attributed to both volume and rate. As was mentioned earlier in this section, the average growth in interest-earning assets of $289 million in 1995 over 1994, to a large extent, was due to the acquisitions. As illustrated in Table 1, the tax equivalent yield on earning assets for 1995 rose to 8.51% from 7.77% in 1994. This increase in 1995 can be attributed to the 18% increase in loan volumes as yields rose from 8.57% in 1994 to 9.40% in 1995. The investment yields rose from a 6.08% average return in 1994 to 6.29% in 1995.

  Table 2 also illustrates that the growth in interest expense in 1995 over 1994 was attributed to both volume and rate. The comparison of the change in the volume of interest-bearing liabilities also was affected by the acquisitions in July 1994 and April 1995, as well as the issuance of the $50 million of subordinated debt in February 1995. The average funding costs rose in 1995 to 4.30% from 3.42% in 1994. The issuance of the 9%, $50 million subordinate notes increased the cost of the long-term debt from 6.23% to 8.04% and the rise in interest rates in late 1994 and throughout most of 1995 increased the rates paid on certificates of deposit as demonstrated by the 5.44% rate in 1995, an increase of 109 basis points over 1994. Although the general market rates began to decline in late 1995, the funding costs rose in the latter half of 1995 primarily due to rates paid on the certificates of deposit acquired in April 1995. Because of the relatively short maturities on certificates of deposit, it is expected that the rates paid on the renewing periods will begin to reduce the funding costs of Susquehanna starting in the second quarter of 1996.

  A positive influence on the ability of Susquehanna to maintain a net interest margin at or near the 4.90% level has been the increase in non-interest-bearing demand deposits and earnings retention. Variances do occur in the net interest margin as an exact repricing of assets and liabilities is not

TABLE 2--CHANGES IN NET INTEREST INCOME-TAX EQUIVALENT BASIS
------------------------------------------------------------------------------------------------------------
                                                    1995 Versus 1994                   1994 Versus 1993
                                                 Increase (Decrease)                Increase (Decrease)
                                                    Due to Change in                   Due to Change in
------------------------------------------------------------------------------------------------------------
                                              Average      Average               Average   Average
(Dollars in thousands)                         Volume        Rate     Total      Volume      Rate     Total
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Short-term investments                        $   382      $   658   $ 1,040    $  (681)   $   618   $  (63)
Investment securities:
 Taxable                                        1,634        1,390     3,024      3,050     (1,959)   1,091
 Tax-advantaged                                   (44)        (111)     (155)     1,715       (747)     968
------------------------------------------------------------------------------------------------------------
Total investment securities                     1,590        1,279     2,869      4,765     (2,706)   2,059
Loans and leases (net of unearned income):
 Taxable                                       22,720       12,253    34,973      8,039     (2,034)   6,005
 Tax-advantaged                                   427          (29)      398        115       (190)     (75)
------------------------------------------------------------------------------------------------------------
Total loans and leases                         23,147       12,224    35,371      8,154     (2,224)   5,930
------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 $25,119      $14,161   $39,280    $12,238    $(4,312)  $7,926
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
 Interest-bearing demand                      $   239      $ 1,855   $ 2,094    $   520    $  (914)  $ (394)
 Savings                                         (146)          13      (133)     1,011     (1,357)    (346)
 Time                                          10,340        8,544    18,884      1,191       (996)     195
Short-term borrowings                             783          366     1,149      1,303        482    1,785
Long-term debt                                  3,073        1,063     4,136       (416)      (329)    (745)
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $14,289      $11,841   $26,130    $ 3,609    $(3,114)  $  495
------------------------------------------------------------------------------------------------------------
Net interest margin                           $10,830      $ 2,320   $13,150    $ 8,629    $(1,198)  $7,431
------------------------------------------------------------------------------------------------------------

Changes which are in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

possible. A further explanation of the impact of asset and liability repricing is found in the Asset/Liability Management section of this discussion.

Provision and Allowance for Loan and Lease Losses

  Susquehanna's provision for loan and lease losses is based upon management's quarterly loan portfolio review. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.

  Commercial and real estate loans are rated by loan officers and, periodically, by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

  In addition to economic conditions, loan portfolio diversification, delinquency and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

  To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history; other known trends and expected losses over the remaining lives of these loans; as well as the condition of local, regional and national economies.

  The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolio. Table 10 presents this allocation.

  The loan portfolio represents loans made primarily within Susquehanna's market area, which includes central Pennsylvania and western Maryland, and to a lesser extent northeastern New Jersey, Delaware, West Virginia, northern Virginia, and the southern tier of New York State.

  Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 1995. As illustrated in Table 3, the provision for loan and lease losses was $5.0 million for 1995 compared to $4.0 million in 1994. The rapid deterioration of one borrower accounted for $0.7 million of the $1.0 million increase. Net charge-offs, as seen in Table 3, were $4.6 million compared with $1.9 million in 1994. As a result, the allowance for loan and lease losses at December 31, 1995, was 1.61% of period-end loans and leases, or $27.6 million, compared with 1.63% or $23.8 million at December 31, 1994. The allowance for loan and lease losses as a percentage of non-performing loans increased from 99% at December 31, 1994, to 108% at December 31, 1995.

  Should the economic climate no longer continue to improve or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.

  In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

  It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if it is not in the process of collection, and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 1995 and 1994 was $0.9 million and $1.1 million, respectively. Interest income which would have been recorded on these loans under the original terms was $1.9 million and $2.3 million, respectively. At December 31, 1995, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.

  Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans contractually past due 90 days and still accruing. The total non-performing assets at December 31, 1995 and 1994, of $30.8 million and $29.5 million, respectively, includes $5.3 million in other real estate acquired through foreclosure for both years. Also, included in both 1995 and 1994 is a restructured loan totaling $6.7 million at December 31, 1995, down from $6.9 million at December 31, 1994. Excluding the RHI acquisition in April 1995, the change in non-performing assets would have been a decrease of $2.3 million.


TABLE 3--PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                         1995         1994         1993         1992         1991
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1            $   23,845   $   21,717   $   18,026   $   16,435   $   14,793
Allowance acquired in business combinations                    3,323           --          515           --           --
Change in fiscal year of pooled entity                            (8)          --           --           --           --
Additions to provision for loan and lease losses
 charged to operations                                         4,994        3,987        5,130        4,721        4,869
Loans and leases charged off during the year:
 Commercial, financial, agricultural, and leases               1,939        1,258        1,080        1,446        1,492
  Real estate--mortgage                                        1,655          191          157          676          841
 Consumer                                                      2,052        1,503        1,864        2,065        1,534
-------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                              5,646        2,952        3,101        4,187        3,867
-------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged-off:
   Commercial, financial, agricultural, and leases               237          305          209          389          255
   Real estate--mortgage                                          45           28           25           37            5
  Consumer                                                       773          760          913          631          380
-------------------------------------------------------------------------------------------------------------------------
Total recoveries                                               1,055        1,093        1,147        1,057          640
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                4,591        1,859        1,954        3,130        3,227
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31          $   27,563   $   23,845   $   21,717   $   18,026   $   16,435
-------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                      $1,636,481   $1,382,111   $1,287,078   $1,275,431   $1,278,155
Period-end loans and leases                                1,712,951    1,466,186    1,309,907    1,282,457    1,288,981
Net charge-offs as a percentage of average loans
  and leases                                                    0.28%        0.13%        0.15%        0.25%        0.25%
Allowance as a percentage of period-end loans
  and leases                                                    1.61%        1.63%        1.66%        1.41%        1.28%

  Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property served as collateral or the fair market value of the property as determined by a current appraisal less estimated costs to sell (fair value). Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to fair value by charging the allowance for loan losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income, and any losses determined as a result of periodic valuations are charged to other operating expense.

  Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $4.8 million at December 31, 1995, down from $14.4 million at December 31, 1994. Although the economy is continuing to improve, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

  Potential problem loans consist of loans which are performing, but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31,1995, such loans, not included in Table 4, amounted to $31.9 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income

  Non-interest income, recorded as other income, consists of service charges on deposit accounts;commissions; fees received for travelers' check sales and money orders; fees for trust services; premium income generated from reinsurance activities; gains and losses on security transactions; net gains on sales of mortgages; net gains on sales of other real estate owned; and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 13%,14%, and 15% for 1995, 1994, and 1993, respectively.

  Non-interest income increased $982,000 or 6.5% in 1995 over 1994. Income from fiduciary-related activities rose by $465,000 or 18.5% resulting from higher volumes of assets under administration. Service charges on deposit accounts were up $157,000 or 3.2% and other charges, fees, and com-

TABLE 4--NON-PERFORMING ASSETS
------------------------------------------------------------------------------
Dollars in thousands             1995      1994      1993      1992      1991
------------------------------------------------------------------------------
Loans contractually past due
 90 days and still accruing    $ 4,820   $14,450   $ 6,574   $ 7,836   $ 6,917
==============================================================================
Non-performing assets:
 Nonaccrual loans:
   Commercial, financial,
    agricultural, and leases   $ 2,275   $ 2,161   $ 2,981   $ 2,577   $ 3,743
   Real estate--mortgage        16,368    14,856    14,992    12,576    12,316
   Consumer                        111       198       131       693       134
 Restructured loans              6,703     6,941        --        --        --
 Other real estate owned         5,344     5,341     8,995    10,787     8,555
------------------------------------------------------------------------------
Total non-performing assets    $30,801   $29,497   $27,099   $26,633   $24,748
==============================================================================
Total non-performing assets
 as a percentage of period-
   end loans and leases and
    other real estate owned       1.79%     2.00%     2.05%     2.06%     1.91%
==============================================================================

missions rose by $102,000 or 8.9%, reflecting the additional office locations and higher account volumes. All other income exceeded 1994 results by $1,289,000 primarily due to $559,000 in gains on the sale of the PHEAA loans in September 1995 and the acquisitions accounted for as purchases noted above. Offsetting these increases was an investment security loss of $32,000 in 1995 compared to a gain of $999,000 in 1994.

Other Expenses

  Non-interest expenses are categorized into five main groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents and maintenance; Federal Deposit Insurance Corporation's insurance premiums on deposits; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

  Along with normal recurring increases, the inclusion of the Allegany County, Maryland, acquisition in July of 1994 and the Reisterstown acquisition in April 1995 were major influences on the growth in these expenses from 1994 to 1995. The salary and employee benefits expenses rose by $6,008,000 or 16.6% from 1994 to 1995, occupancy and equipment expenses were higher by $981,000 or 11.2%, while other operating expenses increased $2,272,000 or 9.5%. Offsetting these increases was a decline in FDIC insurance premiums of $1,060,000 due to a reassessment of the insurance rate in 1995.

Income Taxes

  Susquehanna's effective tax rate for 1995 was 30.41% compared to 29.86% in 1994. This increase was primarily due to a higher state tax rate and non-deductible goodwill amortization resulting from the Maryland acquisitions in 1995.

  As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provisions of the Tax Reform Act of 1986, the upward trend of effective tax rates may continue in the years ahead.

  In February 1992, the Financial Accounting Standards Board issued SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

  Under SFAS 109, Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases), and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 1995, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carryback years and future reversals of existing taxable temporary differences are sufficient to off-set the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.

TABLE 5-ANALYSIS OF OTHER EXPENSES
--------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------
Year ended December 31          1995     1994     1993
--------------------------------------------------------------------
Advertising, marketing,
  and public relations         $ 2,210  $ 1,606  $ 1,700
Amortization of
  acquisition costs              2,829    1,843    1,614
Audits and examinations            812      845      712
Communications                   1,261    1,033      933
Directors' fees                  1,068    1,041      931
Legal and professional           1,403    2,452    1,360
Life Insurance Company
  related expenses                 754      690      741
Other real estate                1,213    1,649      801
Outside services                 2,849    2,411    2,074
PA shares/capital stock tax      1,619    1,498    1,460
Postage                          1,576    1,358    1,282
Stationery and supplies          2,137    2,200    1,596
All other                        6,412    5,245    4,706
--------------------------------------------------------------------
Total                          $26,143  $23,871  $19,910
====================================================================

FINANCIAL CONDITION
Investment Securities

  Susquehanna follows SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment.

  Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value and the difference between that value and their amortized cost recorded in the equity section, net of taxes. Through the operation of this accounting procedure, the downward movement of interest rates between December 31, 1994, and December 31, 1995, has caused the total equity of Susquehanna to be impacted positively by $10.2 million as the "unrealized gains or losses for available-for-sale securities" changed from a negative $7.8 million to a positive $2.4 million. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.

  Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management which requires the majority of its security portfolios to be identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 1995, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

  Susquehanna has taken a conservative and prudent investment posture toward mortgage-backed securities. Management periodically sets limits on the aggregate amount of mortgage-backed securities which may be acquired by Susquehanna. Presently, the strategy of management is to restrict new investment in federal agency-issues to full range Priority Amortization Class (PAC) instruments with expected average maturities of less than six years. These securities typically have minimal movement, if any, in their expected principal paydown schedules with a movement in market interest rates of plus or minus 300 basis points.

TABLE 6--CARRYING VALUE OF INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------
Year Ended December 31                          1995                  1994                1993
------------------------------------------------------------------------------------------------------
                                        Available   Held-to-  Available  Held-to-  Available  Held-to-
(Dollars in thousands)                   for-Sale   Maturity  for-Sale   Maturity  for-Sale   Maturity
------------------------------------------------------------------------------------------------------
U.S.Treasury                              $173,203  $     --   $184,494  $ 10,948   $206,071  $  1,000
U.S. Government agencies                    70,641    21,883     20,932    28,506     32,371    12,500
State and municipal                             --   102,927         --   120,582         --    95,341
Other securities                            96,318        50     68,505    19,002    110,220        --
Mortgage-backed securities                 118,341     9,019     84,989    44,913     57,401    36,425
Equity securities                           17,636        --     15,125        --     11,634        --
------------------------------------------------------------------------------------------------------
Total investment securities               $476,139  $133,879   $374,045  $223,951   $417,697  $145,266
======================================================================================================

Loans

  Table 8 presents the loans outstanding, by type of loan, for the past five years. Loan growth for 1995, which includes the $197.9 million acquired in the RHI acquisition, was 16.8%, or $246.8 million. Real estate construction and real estate mortgage loans increased $92.4 million and $135.7 million, respectively, primarily due to the RHI acquisition. As noted in Table 11, Susquehanna's loan portfolio contains no significant concentrations other than geographic.

 Susquehanna's banks and thrifts have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate taken as collateral for additional security for business or personal purposes not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $102.9 million at year-end and an additional $68.2 million was lent against junior liens on residential properties. Senior liens on 1-4 family residential properties totaled $586.1 million, and much of the $253.1 million in loans secured by non-farm,

TABLE 7--INVESTMENT SECURITIES

  The following table shows the maturities of investment securities at fair value and amortized cost as of December 31, 1995, and the weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

-------------------------------------------------------------------------------------------------------------------
                                            Within   After 1 Year but   After 5 Years but      After
          Dollars in thousands              1 Year    within 5 Years     within 10 Years      10 Years      Total
-------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury
 Fair value                                $59,772         $  113,431                --           --     $173,203
 Amortized cost                             59.383            112,350                --           --      171,733
 Yield                                         6.7%               5.8%               --           --          6.1%
U.S. Government agencies
 Fair value                                $ 5,934         $   60,710           $ 3,997           --     $ 70,641
 Amortized cost                              6,015             60,515             4,000           --       70,530
 Yield                                         4.8%               6.3%              6.3%          --          6.1%
Corporate debt securities
 Fair value                                $ 9,167         $   87,149           $     2           --     $ 96,318
 Amortized cost                              9,158             85,639                 1           --       94,798
 Yield                                         6.2%               6.5%             14.2%          --          6.4%
Mortgage-backed securities
 Fair value                                $12,368         $   59,936           $26,330     $ 19,707     $118,341
 Amortized cost                             12,391             59,743            26,716       19,730      118,580
 Yield                                         5.8%               6.2%              5.8%         6.4%         6.1%
Equity securities
 Fair value                                     --                 --                --           --     $ 17,636
 Amortized cost                                 --                 --                --           --       16,798
 Yield                                          --                 --                --           --          6.7%
HELD-TO-MATURITY
U.S. Government agencies
 Fair value                                $12,912         $    9,002                --           --     $ 21,914
 Amortized cost                             12,881              9,002                --           --       21,883
 Yield                                          --                6.0%               --           --          4.3%
Corporate debt securities
 Fair value                                     --         $       50                --           --     $     50
 Amortized cost                                 --         $       50                --           --     $     50
 Yield                                          --                4.1%               --           --          4.1%
Mortgage-backed securities
 Fair value                                     --         $    4,520           $ 4,548           --     $  9,068
 Amortized cost                                 --              4,492             4,527           --        9,019
 Yield                                          --                6.5%              6.5%          --          6.5%
State and municipal
 Fair value                                $24,387         $   62,076           $11,642     $  5,969     $104,074
 Amortized cost                             24,322             61,686            11,207        5,712      102,927
 Yield                                         6.8%               6.6%              7.7%         9.9%         7.0%
TOTAL SECURITIES
 Fair value                                                                                              $611,245
 Amortized cost                                                                                           606,318
 Yield                                                                                                        6.2%

TABLE 8--LOAN AND LEASE PORTFOLIO
-------------------------------------------------------------------------------------------------------------
At December 31                                                        1995                      1994
-------------------------------------------------------------------------------------------------------------
                                                                          Percentage               Percentage
                                                                         of Loans to              of Loans to
Dollars in thousands                                          Amount     Total Loans    Amount    Total Loans
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                    $  198,802        11.6%   $  186,013       12.7%
Real estate--construction                                     177,253        10.3        84,886        5.8
Real estate-mortgage                                        1,091,066        63.7       955,357       65.1
Consumer                                                      223,039        13.1       223,963       15.3
Leases                                                         22,791         1.3        15,967        1.1
-------------------------------------------------------------------------------------------------------------
Total                                                      $1,712,951       100.0%   $1,466,186      100.0%
=============================================================================================================

TABLE 9-L6AN MATURITY AND INTEREST SENSITIVITY
-------------------------------------------------------------------------------------------------------------
At December 31
-------------------------------------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------------------------------------
                                     Under One  One to Five  Over Five
Maturity                                  Year        Years      Years     Total
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                                                $ 85,988     $59,591       $53,223   $198,802
Real estate--construction                                     151,381      20,764         5,108    177,253
-------------------------------------------------------------------------------------------------------------
                                                             $237,369     $80,355       $58,331   $376,055
=============================================================================================================
Rate sensitivity of loans with
 maturities greater than 1 year:
 Variable rate                                                                                    $ 52,506
 Fixed rate                                                                                         86,180
-------------------------------------------------------------------------------------------------------------
                                                                                                  $138,686
=============================================================================================================

TABLE 10--ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------
At December 31
-------------------------------------------------------------------------------------------------------------
Dollars in thousands                                   1995        1994        1993        1992        1991
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural             $ 3,658     $ 3,616     $ 3,521     $ 2,772     $ 1,954
Real estate--construction                             2,475       3,175       3,336       2,128       2,256
Real estate--mortgage                                 6,141       5,530       3,794       2,885       2,456
Consumer                                              3,212       3,247       2,879       1,604       2,260
Leases                                                  602         453         303         283         192
Unused commitments                                    2,058       1,515          --          --          --
Unallocated                                           9,417       6,309       7,884       8,354       7,317
-------------------------------------------------------------------------------------------------------------
Total                                               $27,563     $23,845     $21,717     $18,026     $16,435
=============================================================================================================

non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $35.9 million while loans secured by multi-family residential properties totaled $44.9 million at December 31, 1995.

  Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans, with maturities after 1996, consist of $86.2 million with fixed rate pricing and $52.5 million with variable rate pricing.

---------------------------------------------------------------------------------------------
                 1993                         1992                       1991
---------------------------------------------------------------------------------------------
                     Percentage                 Percentage                 Percentage
                    of Loans to                of Loans to                of Loans to
         Amount     Total Loans       Amount   Total Loans       Amount   Total Loans
---------------------------------------------------------------------------------------------
     $ 174,544            13.3%  $  184,568          14.4%  $  191,419          14.9%
        81,962             6.3       78,119           6.1       78,570           6.1
       842,551            64.3      813,919          63.4      811,031          62.9
       190,307            14.5      187,009          14.6      192,542          14.9
        20,543             1.6       18,842           1.5       15,419           1.2
---------------------------------------------------------------------------------------------
    $1,309,907           100.0%  $1,282,457         100.0%  $1,288,981         100.0%
=============================================================================================

TABLE 11--LOAN CONCENTRATIONS

  Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania and Maryland. At December 31, 1995, Susquehanna's portfolio included the following concentrations:


-------------------------------------------------------------------------------------------------------------
                                                                         Total    As a % of  % Non-performing
Dollars in thousands                Permanent Construction All Other    Amount  Total Loans  in each category
-------------------------------------------------------------------------------------------------------------
Housing developments                  $44,175     $164,130   $ 4,709  $213,014         12.5            3.4
Office buildings and warehouses        60,330        5,322     2,500    68,152          4.0            1.9
Retailing                              17,332           --    39,846    57,178          3.4            3.7
Agriculture                            36,179          909    17,977    55,065          3.3            1.2
Manufacturing                          15,527          743    14,873    31,143          1.9            1.2
Hotels/motels                          16,628          917    12,486    30,031          1.8           25.8
Deposits

  Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms; interest-bearing demand accounts; savings accounts; and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100,000 or more as a principal source of funds. Table 13 presents a breakdown of maturities of time deposits of $100,000 or more as of December 31, 1995.


TABLE 12--AVERAGE DEPOSIT BALANCES
------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------
Year ended December 31         1995         1994        1993
------------------------------------------------------------------
Demand deposits           $  251,146  $   229,096  $  197,758
Interest-bearing
 demand deposits             475,205      465,265     444,320
Savings deposits             393,474      399,241     362,130
Time deposits                901,170      692,180     665,219
-----------------------------------------------------------------
Total                     $2,020,995   $1,785,782  $1,669,427
=================================================================


TABLE 13--DEPOSIT MATURITY

Maturity of time deposits of $100 or more at
December 31, 1995
-------------------------------------------------------
Dollars in thousands
-------------------------------------------------------
Three months or less                         $ 22,166
Over three months through
 six months                                    16,563
Over six months through
 twelve months                                 15,798
Over twelve months                             17,999
-------------------------------------------------------
Total                                        $ 72,526
=======================================================

Asset/Liability Management

  Liquidity and interest rate sensitivity are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and de posit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.

  However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $124.4 million at December 31, 1995. These maturing investments represent 20.4% of total investment securities. Short-term investments amounted to $92.1 million and represent additional sources of liquidity.

  Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

  Susquehanna employs a variety of methods to monitor interest rate sensitivity. By dividing the assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at managements discretion--strategies are de veloped which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.

  Table 14 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 1995. These estimates include anticipated paydowns on mortgage-backed securities, which were derived from "stress tests" performed on these securities at December 31, 1995. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna, which has consistently remained at or near the 4.90% level.

TABLE 14--INTEREST RATE SENSITIVITY
------------------------------------------------------------------------------------------
At December 31, 1995           1-90--90      90-180       180-365      1 year
Dollars in thousands               days        days          days     or more        Total
------------------------------------------------------------------------------------------
ASSETS
Short-term investments       $   92,110                                           $ 92,110
Investments                      36,200   $  32,401      $ 81,254  $  460,163      610,018
Loans and leases, net of
 unearned income*               620,270     106,797       203,178     763,952    1,694,197
------------------------------------------------------------------------------------------
Total                        $  748,580   $ 139,198      $284,432  $1,224,115   $2,396,325
==========================================================================================
LIABILITIES
Interest-bearing demand      $  483,835                                           $483,835
Savings                         390,257                                            390,257
Time                            197,637   $ 153,464      $194,286  $  353,626      899,013
Time in denominations of
 $100 or more                    22,166      16,563        15,798      17,999       72,526
Short-term borrowings            55,208         224        13,000                   68,432
Long-term debt                                4,000         8,000      74,274       86,274
------------------------------------------------------------------------------------------
Total                        $1,149,103   $ 174,251      $231,084  $  445,899   $2,000,337
==========================================================================================
INTEREST SENSITIVITY GAP
 Periodic                    $ (400,523)  $ (35,053)     $ 53,348  $  778,216
 Cumulative                                (435,576)     (382,228)    395,988
Cumulative gap as a
  percentage of earning assets    -16.7%      -18.2%        -16.0%       16.5%

*Does not include nonaccrual loans.

Capital Adequacy

  Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance sheet items are segmented into one of four broad-risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weighted categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).

  Capital elements are segmented into two tiers. Tier 1 capital represents shareholders' equity reduced by excludable intangibles, while total capital represents Tier 1 capital plus certain allowable long-term debt and the portion of the allowance for loan losses equal to 1.25% of risk-adjusted assets.

  The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of Susquehanna's philosophy. Table 15 illustrates these capital ratios for each bank and thrift subsidiary and Susquehanna on a consolidated basis. The components of the bank and thrift subsidiaries' capital, as well as Susquehanna's capital, are also included in Table 15. Susquehanna and each of its banking and thrift subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums and each entity is considered well capitalized" under regulatory guidelines.

TABLE 15--CAPITAL ADEQUACY
---------------------------------------------------------------------------------------------------------
At December 31, 1995
---------------------------------------------------------------------------------------------------------
                             Tier I Capital Ratio (A)   Total Capital Ratio (B)    Leverage Ratio (C)
---------------------------------------------------------------------------------------------------------
Required Ratio                                 4.00%                     8.00%                  4.00%
Atlantic Federal Savings
 Bank                                         13.90                     14.74                   7.70
Citizens National Bank                        12.94                     13.90                   8.98
Farmers First Bank                            16.26                     17.52                  12.37
Farmers & Merchants Bank &
 Trust                                         9.69                     10.92                   6.62
First National Trust Bank                     13.37                     14.52                   9.20
Reisterstown Federal
 Savings Bank                                  9.79                     16.35                   6.42
Spring Grove National Bank                    13.81                     15.06                   9.78
Williamsport National Bank                    16.67                     17.93                  11.90
Total Susquehanna                             14.04%                    18.08%                 10.06%

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total risk-based capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.

Impact of Proposed Legislation

  Federal law requires that the FDIC maintain the reserve level of each of the BIF and SAIF at 1.25% of insured deposits. Reserves are funded through payments of insurance premiums by insured institutions. The BIF reached this level during 1995, and the FDIC reduced the insurance premiums to a range of 0% to .27% of deposits for members of the BIF, while maintaining the current range of between
 .23% and .31% of deposits for members of SAIF. A onetime assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF has been considered by Congress and appears in recently proposed legislation. It does not appear that such legislation will be enacted in the near future. While there can be no assurance that such an approach or any other approach to addressing the premium disparity will, in fact, materialize, an assessment of this kind is not expected to have a material adverse effect upon the financial condition of Susquehanna, although such assessment may have a material adverse effect upon the results of operations of Susquehanna for 1996.

Summary of 1994 Compared to 1993

  On July 11,1994, Susquehanna completed its acquisition of eight Allegany County, Maryland, branch locations of First National Bank of Maryland. At the time of the acquisition, the Allegany County locations had loans of $45.5 million, fixed assets of $2.7 million, deposits of $194.1 million, and total assets of $194.2 million. The transaction has been accounted for under the purchase method of accounting. The eight branches were subsequently merged into Farmers & Merchants Bank and Trust, Hagerstown, Maryland, a wholly-owned subsidiary of Susquehanna.

  Susquehanna's net income for the year ended December 31, 1994, includes an after-tax extraordinary charge of $732,000 in connection with the early extinguishment of debt. In January 1994, Susquehanna was notified by the holder of the $10 million 10.5% note due June 1996 that Susquehanna could prepay the note for approximately $500,000 less than the "make whole" penalty. The creditors' offer was accepted by Susquehanna and resulted in that charge to first quarter earnings of $732,000, or $.06 per share.

  Excluding the effects of the adoption of SFAS 109 in January 1993 and the extraordinary charge in January 1994, earnings for 1994 were $22,828,000 compared to the $22,182,000 earned in 1993, a $646,000 or 2.9% increase. Net income in 1994 was $22,096,000 compared to $23,205,000 in 1993, a decline of $1,109,000 or 4.8%. On a per share basis, income before the extraordinary item and change in accounting principle was $1.96 in both 1994 and 1993 while the return on average equity was 10.51% in 1994 vs 10.96% in 1993.

  Items which have affected the annual operating results and comparisons between 1994 and 1993 were pre-tax items of: $909,000 loss in 1994 relating to the sale of an other real estate owned property; higher security gains in 1994, $769,000; and a lower loan loss provision, $1,143,000, in 1994; the addition of the assets and deposits acquired in the purchase of the eight Allegany County, Maryland, branches in 1994; and the gain of$ 1.3 million realized in 1993 through the sale of other real estate owned property.

Subsequent Events

  On January 2,1996, the underwriters exercised their 15% over-allotment option and another 195,000 shares of Susquehanna's common stock was issued to the public. The net proceeds to Susquehanna after underwriting commissions were $4.9 million and were used as part of the purchase price to acquire Fairfax Financial Corporation.

  On January 29,1996, Susquehanna issued $35 million 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax Financial Corporation and for general corporate purposes.

  On February 1, 1996, Susquehanna acquired all of the assets and assumed all the liabilities of Fairfax Financial Corporation for $62.7 million. Accordingly, the transaction will be recorded under the purchase method of accounting. As-sets acquired were $455 million; loans acquired were $402 million; and deposits acquired were $396 million.

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are as follows:
------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                 1995                                   1994
------------------------------------------------------------------------------------------------------------------
Quarter Ended                            Mar 31   Jun 30   Sep 30   Dec 31   Mar 31    Jun 30     Sep 30    Dec 31
------------------------------------------------------------------------------------------------------------------
Interest income                         $41,669  $47,654  $49,674  $50,830  $34,600   $35,729    $39,460   $40,844
Interest expense                         17,107   21,016   22,304   22,191   12,874    13,041     14,870    15,703
------------------------------------------------------------------------------------------------------------------
Net interest income                      24,562   26,638   27,370   28,639   21,726    22,688     24,590    25,141
Provision for loan losses                 1,500    1,071    1,140    1,283      998       978      1,013       998
------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan and lease losses               23,062   25,567   26,230   27,356   20,728    21,710     23,577    24,143
------------------------------------------------------------------------------------------------------------------
Other income                              3,254    3,784    4,704    4,338    4,758     3,422      3,714     3,204
Other expenses                           19,179   20,152   20,218   21,362   17,554    16,984     18,864    19,308
------------------------------------------------------------------------------------------------------------------
Income before income taxes,
 extraordinary item                       7,137    9,199   10,716   10,332    7,932     8,148      8,427     8,039
Applicable income taxes                   1,918    2,799    3,467    3,183    2,507     2,440      2,427     2,344
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item          5,219    6,400    7,249    7,149    5,425     5,708      6,000     5,695
Extraordinary item                           --       --       --       --     (732)       --         --        --
------------------------------------------------------------------------------------------------------------------
Net income                              $ 5,219  $ 6,400  $ 7,249  $ 7,149  $ 4,693   $ 5,708    $ 6,000   $ 5,695
==================================================================================================================
Earnings per common share:
 Before extraordinary item                $0.45    $0.55  $  0.62  $  0.61  $  0.46   $  0.49    $  0.52   $  0.49
 Net income                               $0.45    $0.55  $  0.62  $  0.61  $  0.40   $  0.49    $  0.52   $  0.49

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

          The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                  Page Reference
                                                                  --------------

          Consolidated Balance Sheets at December 31, 1995 and 1994...  [ ]

          Consolidated Statements of Income for the years ended
               December 31, 1995, 1994, and 1993......................

          Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1994, and 1993......................

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993..

          Notes to Consolidated Financial Statements..................

          Report of Independent Accountants...........................

          Summary of Quarterly Financial Data.........................

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                          1995                    1994
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                        $   87,107              $   79,473
Short-term investments                                                                             92,110                  15,603
Investment securities available-for-sale                                                          476,139                 374,045
Investment securities held-to-maturity (Fair values of $135,106 and $217,035)                     133,879                 223,951
Loans and leases, net of unearned income                                                        1,712,951               1,466,186
Less: Allowance for loan and lease losses                                                          27,563                  23,845
---------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                       1,685,388               1,442,341
---------------------------------------------------------------------------------------------------------------------------------
Premises & equipment (net)                                                                         36,414                  31,886
Accrued income receivable                                                                          19,148                  17,847
Other assets                                                                                       55,972                  46,263
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   $2,586,157              $2,231,409
=================================================================================================================================
LIABILITIES
Deposits:
  Non-interest-bearing                                                                         $  270,411              $  261,045
  Interest-bearing                                                                              1,845,631               1,605,285
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                  2,116,042               1,866,330
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                              69,432                  73,352
Long-term debt                                                                                     86,274                  49,314
Other liabilities                                                                                  41,010                  25,309
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               2,312,758               2,014,305
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Preferred stock, $1.80 series A cumulative convertible (no par value) authorized
  5,000,000 shares; issued and outstanding-none                                                        --                      --
Common stock, ($2.00 par value) authorized 32,000,000 shares;
 issued: 12,991,007 and 11,682,880 at December 31, 1995 and 1994, respectively                     25,982                  23,366
Surplus                                                                                            73,173                  42,919
Retained earnings                                                                                 172,209                 159,051
Unrealized gains/(losses) for available-for-sale securities, net of taxes(benefit) of
 $1,342 and ($4,468) at December 31, 1995 and 1994, respectively                                    2,358                  (7,859)
Less: Treasury stock (42,331 and 48,962 common shares at cost at
 December 31,1995 and 1994, respectively)                                                             323                     373
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        273,399                 217,104
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                                                       $2,586,157              $2,231,409
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share                                                Year Ended December 31
----------------------------------------------------------------------------------------------------------------
                                                                                1995          1994          1993
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest & fees on loans and leases                                         $152,305      $117,073      $111,117
Interest on investment securities                                             34,532        31,610        29,890
Interest on short-term investments                                             2,990         1,950         2,013
----------------------------------------------------------------------------------------------------------------
Total interest income                                                        189,827       150,633       143,020
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                          72,059        51,214        51,759
Interest on short-term borrowings                                              3,406         2,257           472
Interest on long-term debt                                                     7,153         3,017         3,762
----------------------------------------------------------------------------------------------------------------
Total interest expense                                                        82,618        56,488        55,993
----------------------------------------------------------------------------------------------------------------
Net interest income                                                          107,209        94,145        87,027
Provision for loan and lease losses                                            4,994         3,987         5,130
----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                102,215        90,158        81,897
----------------------------------------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                                            4,997         4,840         4,689
Other service charges, commissions, and fees                                   1,253         1,151           892
Income from fiduciary-related activities                                       2,974         2,509         2,510
Other operating income                                                         6,888         5,599         7,495
Investment security gains/(losses)                                               (32)          999           230
----------------------------------------------------------------------------------------------------------------
Total other income                                                            16,080        15,098        15,816
----------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                                                42,235        36,227        33,770
Net occupancy expense                                                          5,563         4,956         4,797
Furniture and equipment expense                                                4,192         3,818         3,807
FDIC insurance                                                                 2,778         3,838         3,720
Other operating expenses                                                      26,143        23,871        19,910
----------------------------------------------------------------------------------------------------------------
Total other expenses                                                          80,911        72,710        66,004
----------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item, and cumulative effect
 of a change in accounting principle                                          37,384        32,546        31,709
Provision for income taxes                                                    11,367         9,718         9,527
----------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative effect of a change in
 accounting principle                                                         26,017        22,828        22,182
Extraordinary item (net of tax benefit of $394)                                   --          (732)           --
Cumulative effect of a change in accounting principle                             --            --         1,023
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $ 26,017      $ 22,096      $ 23,205
================================================================================================================
Earnings per share: Before extraordinary item/cumulative effect             $   2.23      $   1.96      $   1.96
                    Extraordinary item                                            --      $  (0.06)           --
                    Cumulative effect of a change in accounting principle         --            --      $   0.09
                    Net income                                              $   2.23      $   1.90      $   2.05
================================================================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                                Year Ended December 31
----------------------------------------------------------------------------------------------------------------
Year ended December 31                                                          1995          1994          1993
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $  26,017      $ 22,096      $ 23,205
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation, amortization and accretion                                     9,355         7,652         7,492
  Provision for loan and lease losses                                          4,994         3,987         5,130
  Deferred taxes                                                                (112)       (2,306)       (2,078)
  Loss/(gain) loss on securities transactions                                     32          (999)         (230)
  Gain on sale of loans                                                        1,566)         (231)         (613)
  Loss/(gain) on sale of other real estate                                      (284)        1,180        (1,055)
  Loss on the early extinguishment of debt                                        --         1,126            --
  Mortgage loans originated for resale                                       (73,117)      (42,652)     (144,099)
  Sale of loans including loans originated for resale                        101,731        49,760       139,453
  Decrease/(increase) in accrued interest receivable                             403        (3,865)          (99)
  Decrease in accrued interest payable                                          (209)         (148)         (946)
  Increase in accrued expenses and taxes payable                               1,010         1,533           300
  Change in fiscal year of pooled entity                                        (381)           --            --
    Other, net                                                                 1,076        (4,850)       (2,632)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     68,949        32,283        23,828
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                       27,404        60,523         4,343
Proceeds from the maturity of investment securities                          161,746       135,567       103,078
Purchase of available-for-sale securities                                   (139,113)     (152,326)           --
Purchase of held-to-maturity securities                                      (21,977)     (101,582)     (188,678)
(Increase)/decrease in loans and leases                                      (72,431)     (118,618)       18,158
Capital expenditures                                                          (5,960)       (3,824)       (3,376)
Net cash and cash equivalents acquired in acquisition                        (17,517)      139,439        27,453
Change in fiscal year of pooled entity                                            81            --            --
Other, net                                                                        --         2,013         1,114
----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (67,767)      (38,808)      (37,908)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase /(decrease) in deposits                                          39,893       (45,590)      (14,164)
Net (decrease)/increase in short-term borrowings                             (13,859)       42,635         4,214
Proceeds from issuance of long-term debt                                      55,122        14,350        14,000
Repayment of long-term debt                                                  (19,439)      (24,463)       (8,186)
Proceeds from issuance of common stock                                        33,543            --            --
Dividends paid                                                               (12,478)      (11,024)       (9,828)
Change in fiscal year of pooled entity                                           177            --            --
Other, net                                                                        --           302         1,047
----------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                          82,959       (23,790)      (12,917)
----------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                          84,141       (30,315)      (26,997)
Cash and cash equivalents at January 1                                        95,076       125,391       152,388
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                    $179,217      $ 95,076      $125,391
================================================================================================================
Cash and Cash Equivalents:
  Cash and due from banks                                                   $ 87,107      $ 79,473      $ 71,792
  Short-term investments                                                      92,110        15,603        53,599
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                    $179,217      $ 95,076      $125,391
================================================================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------
Years Ended December 31,1995, 1994, and 1993
----------------------------------------------------------------------------------------------------------------
                                                                                 Unrealized
Dollars in thousands                     Preferred   Common           Retained   Gain/(Loss)  Treasury     Total
 except per share data                       Stock    Stock  Surplus  Earnings   Securities      Stock    Equity
----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1,1993                   $   304   $18,431  $40,805  $134,637    $       0     $(373)  $193,804
Effect of five-for-four stock split                   4,022   (4,022)      (35)                              (35)
Acquisition of Central Financial Corp.                  827    4,775                                       5,602
Preferred shares converted to common         (264)       75      189                                          --
Stock issued under employee benefit plans                        141                                         141
Issuance of common stock                                         176                                         176
Net income                                                              23,205                            23,205
Unrealized gain on securities                                                         5,363                5,363
Cash dividends declared:
   Per common share of $.922                                            (9,811)                           (9,811)
   Per preferred share of $1.80                                            (17)                              (17)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,1993                      40    23,355   42,064   147,979        5,363      (373)   218,428
Preferred shares converted to common          (40)       11       29                                          --
Stock issued under employee benefit plans                        826                                         826
Net income                                                              22,096                            22,096
Change in unrealized gain on securities                                             (13,222)             (13,222)
Cash dividends declared:
   Per common share of $1.02                                           (11,024)                          (11,024)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,1994                       0    23,366   42,919   159,051       (7,859)     (373)   217,104
Net income                                                              26,017                            26,017
Change in fiscal year of pooled entity                          (623)     (381)         (44)              (1,048)
Stock issued under employee benefit plans                16      874                               50        940
Stock issued in public offering                       2,600   30,003                                      32,603
Change in unrealized gain on securities                                              10,261               10,261
Cash dividends declared:
   Per common share of $1.10                                           (12,478)                          (12,478)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,1995                 $     0   $25,982  $73,173  $172,209     $  2,358     $(323) $ 273,399
================================================================================================================
SHARES OUTSTANDING                                         Preferred                 Common
                                                               Stock                  Stock
----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993                                      14,313              9,176,389
Preferred shares converted to common                         (12,429)                37,287
Effect of five-for-four stock split                               --              2,001,077
Acquisition of Central Financial Corp.                            --                413,531
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                     1,884             11,628,284
Preferred shares converted to common                          (1,884)                 5,634
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                        --             11,633,918
Stock issued under employee benefit plans                         --                 14,758
Stock issued in public offering                                   --              1,300,000
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        --             12,948,676
================================================================================================================

Dividends per share have been adjusted to reflect the five-for-four stock split. The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
(DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (Susquehanna) conform to generally accepted accounting principles and to general practices in the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Farmers First Bank ("Farmers"), Farmers & Merchants Bank and Trust ("F&M"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Spring Grove National Bank ("Spring Grove"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South") SusqueBancshares Life Insurance Co. ("SBLIC") and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC") as of and for the years ended December 31, 1995, 1994, and 1993. All material intercompany transactions have been eliminated.

  Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

NATURE OF OPERATIONS. Susquehanna is a multi-financial institution which operates six banks and two thrifts based upon the sound principles of supercommunity banking. These subsidiaries provide financial services from 99 branches located in central and south central Pennsylvania and central and western Maryland. In addition, Susquehanna operates two non-bank subsidiaries which provide leasing and insurance services. Susquehanna's primary source of revenue is derived from loans to customers, who are predominately small- and middle-market businesses and middle-income Individuals.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PURCHASE METHOD OF ACCOUNTING. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $19,134 and $6,891 at December 31, 1995 and 1994 respectively.

CASH AND CASH EQUIVALENTS. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold and money market funds with original maturities of three months or less.

CONSOLIDATED STATEMENT OF CASH FLOWS. Interest paid on deposits, short-term borrowings, and long-term debt was $79,827 in 1995, $56,639 in 1994, and $56,121 in 1993. Income taxes paid were $11,5131,513 in 1995, $11,420 in 1994, and
$10,913 in 1993. Amounts transferred to other real estate owned were $4,959 In 1995, $1,673 in 1994, and $2,662 in 1993.

On September 1, 1993, Susquehanna acquired Central Financial Corp., Columbia, Pa. At the time of the acquisition, loans acquired were $37,584, interest-bearing deposits acquired were $27,287, and deposits acquired were, $60,618.

On July 11, 1994, Susquehanna acquired eight banking offices of The First National Bank of Maryland. At the time of the acquisition, loans acquired were $45,538, deposits acquired were, $194,114, and premises and equipment acquired were, $2,709.

On April 21, 1995, Susquehanna acquired Reisterstown HoldIngs, Inc., Reisterstown, Md., for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities acquired were $26,798; and deposits acquired were $209,819.

INVESTMENT SECURITIES. At December 31, 1993, Susquehanna adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). This statement requires enterprises to classify debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and Susquehanna has the ability to hold to maturity are carried at cost adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as "trading" and reported at fair value. Changes in unrealized gains and losses on "trading" securities are recognized in the Consolidated Statements of Income. At December 31, 1995, there were no securities identified as "trading." All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of shareholders' equity.

Securities classified as "available-for-sale" include investments management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Other Income in the Consolidated Statements of Income.

ALLOWANCE FOR LOAN LOSSES. The loan loss provision charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged-off loans are added to the allowance.

In May 1993, the Financial Accounting Standards Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" amended by SFAS 118. These statements, which Susquehanna adopted in 1995, address the accounting by creditors for impairment of certain loans. The adoption of these statements in 1995 did not have a material effect on Susquehanna's allowance for loan losses.

PREMISES AND EQUIPMENT. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: Buildings, 40 years and furniture and equipment, 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gain or loss on disposition is reflected in operations.

OTHER REAL ESTATE. Other Real Estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or fair value of the property at the transfer date less estimated selling costs. Costs to maintain Other Real Estate are expensed as incurred.

INTEREST INCOME ON LOANS. Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Interest income on installment loans is recorded on the sum-of-the-years-digits and the actuarial methods. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans.

    Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the collateral is inadequate to cover principal and interest or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. Consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due, unless such loans are in the process of collection. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation.

FEDERAL INCOME TAXES. Effective January 1993, Susquehanna adopted the provisions of Statement of Financial Accounting Standards No.109: "Accounting for Income Taxes, ("SFAS 109"), which uses the liability method of accounting for income taxes.

EARNINGS PER SHARE. On July 22, 1993, Susquehanna announced a five-for-four stock split in the form of a 25% stock dividend on its common stock. The stock split was distributed on August 27, 1993, to common shareholders of record August 9, 1993. All per share data in these financial statements have been adjusted to give effect to the stock split.

    Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented. The average common shares outstanding for the periods presented are 11,674,244 for 1995; 11,633,918 for 1994; and 11,331,097 for 1993.

RECENT ACCOUNTING PRONOUNCEMENTS. Susquehanna will adopt Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121") in 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 in the first quarter of 1996 will have no effect on Susquehanna's financial condition or results of operations as Susquehanna has historically applied the principles of SFAS 121 to its financial statements and notes.

    The Financial Accounting Standards Board issued Financial Accounting Standard No.122--"Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loans as a whole and recorded as an asset separate from the underlying loans for those loans which will be sold with servicing rights retained. SFAS 122 prohibits retroactive application; accordingly, SFAS 122 will be adopted in the first quarter of 1996 and will not have a material effect on Susquehanna's financial condition or results of operation.
----------------------------------
2. COMPLETED ACQUISITIONS

On April 1, 1995, Susquehanna ("SBI") acquired Atlanfed Bancorp, Inc.
("ABI"), a Maryland thrift holding company with $255 million in assets and $179 million in deposits. Susquehanna issued 1,199,334 shares of common stock to shareholders of ABI based on an exchange ratio of .802 shares of Susquehanna's common stock for each share of ABI common stock. The ABI acquisition was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of ABI for all periods presented. Previously reported information was as follows:

----------------------------------------------------------------------------------------------------------------
                                           Quarter Ended              Year Ended                 Year Ended
                                           March 31, 1995          December 31, 1994          December 31, 1993
----------------------------------------------------------------------------------------------------------------
                                          SBI         ABI          SBI           ABI           SBI          ABI
----------------------------------------------------------------------------------------------------------------
Net interest income                   $22,351      $2,211      $85,582        $8,563       $79,304       $7,723
Provision for loan and lease losses     1,461          39        3,823           164         4,961          169
Other income                            2,853         401       13,058         2,040        12,436        3,379
Other expense                           7,289       1,890       64,115         8,595        57,619        8,384
----------------------------------------------------------------------------------------------------------------
Income before taxes                     6,454         683       30,702         1,844        29,160        2,549
Taxes                                   1,616         302        8,713         1,005         8,501        1,026
----------------------------------------------------------------------------------------------------------------
Income before extraordinary item
 and cumulative effect                  4,838         381       21,989           839        20,659        1,523
Extraordinary item                         --          --         (732)           --            --           --
Cumulative effect of a change
 in accounting principle                   --          --           --            --         1,023           --
----------------------------------------------------------------------------------------------------------------
Net income                            $ 4,838      $  381      $21,257        $  839       $21,682        $1,523
================================================================================================================
Earnings per share:
Before extraordinary item /           $  0.46      $ 0.26      $  2.11        $ 0.58       $  2.04        $ 1.06
cumulative effect
Net income                               0.46        0.26         2.04          0.58          2.14          1.06


  In conjunction with the merger, ABI changed its fiscal year end from March 31 to December 31, and as a result, ABI's earnings for their quarter ended March 31, 1995 are included in the pooled consolidated income statements for both the fourth quarter of 1994 and the first quarter of 1995.

  On April 21, 1995, Susquehanna purchased Reisterstown Holdings, Inc. ("RHI"), a Maryland thrift holding company with $248 million in assets and $210 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of RHI have been included with Susquehanna since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill of $12.7 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

  A summary of unaudited pro formance financial information for Susquehanna and RHI combined follows:

-----------------------------------------------------------
Year Ended December 31                     1995      1994
-----------------------------------------------------------
Net interest income                    $110,244  $102,701
Provision for loan and lease losses       4,994     4,114
Other income                             16,645    18,613
Other expense                            83,296    79,726
-----------------------------------------------------------
Income before taxes                      38,599    37,474
Taxes                                    11,973    12,120
-----------------------------------------------------------
Income before extraordinary item         26,626    25,354
Extraordinary item                           --      (732)
-----------------------------------------------------------
Net income                             $ 26,626  $ 24,622
===========================================================
Earnings per share:
 Before extraordinary item             $   2.28  $   2.18
 Net income                                2.28      2.12

  On February 1, 1996, Susquehanna ("SBI") purchased Fairfax Financial Corporation("FFC"), a Maryland thrift holding company with $455 million in assets and $396 million in deposits at the acquisition date, for $62.7 million. This transaction will be accounted for under the purchase method of accounting and, accordingly, the results of operations of FFC will be included with Susquehanna from February 1, 1996, forward. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill of approximately $21 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

  A summary of unaudited pro forma combined financial information for Susquehanna, RHI and FFC follows:







-----------------------------------------------------------
Year Ended December 31, 1995
-----------------------------------------------------------
                                                      SBI/
                             SBI As     SBI/FFC   RHI /FFC
                           Reported    Combined   Combined
-----------------------------------------------------------
Net interest income       $ 107,209    $122,259   $125,294
Provision for loan and
 lease losses                 4,994       5,039      5,039
Other income                 16,080      18,726     19,291
Other expense                80,911      94,519     96,904
-----------------------------------------------------------
Income before taxes          37,384      41,427     42,642
Taxes                        11,367      12,956     13,562
-----------------------------------------------------------
Net income                $  26,017    $ 28,471   $ 29,080
===========================================================
Earnings per share            $2.23       $2.17      $2.21

3. SHORT-TERM INVESTMENTS


The book value of short-term investments and weighted average interest rates on December 31, 1995 and 1994 were as follows:

-----------------------------------------------------------
                                  1995            1994
-----------------------------------------------------------
                              Book             Book
                             Value   Rates    Value   Rates
-----------------------------------------------------------
Interest-bearing deposits
 in other banks            $18,146   5.41%  $ 5,096   6.00%
Federal funds sold          37,856   4.92     7,738   5.68
Commercial paper            32,998   5.88        --     --
Money market funds           3,110   5.34     2,769   5.48
-----------------------------------------------------------
Total                      $92,110          $15,603
===========================================================

----------------------------------------------------------------------------------------------------------------
4. INVESTMENT SECURITIES
The amortized cost and fair values of investment securities at December 31, 1995 and 1994, are as follows:
----------------------------------------------------------------------------------------------------------------
                                                    Gross        Gross
                                  Amortized    Unrealized   Unrealized        Fair
At December 31, 1995                   Cost         Gains       Losses       Value
----------------------------------------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury                     $171,733        $1,735      $   265    $173,203
 U.S. Government agencies            70,530           359          248      70,641
 Corporate debt securities           94,798         1,578           58      96,318
 Mortgage-backed securities         118,580           321          560     118,341
 Equity securities                   16,798           853           15      17,636
----------------------------------------------------------------------------------------------------------------
                                   $472,439        $4,846      $ 1,146    $476,139
----------------------------------------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Government agencies          $ 21,883       $   53       $    22    $ 21,914
 State and municipal                102,927        1,321           174     104,074
 Corporate debt securities               50           --            --          50
 Mortgage-backed securities           9,019           49            --       9,068
----------------------------------------------------------------------------------------------------------------
                                   $133,879       $1,423       $   196    $135,106
----------------------------------------------------------------------------------------------------------------
Total Investment Securities        $606,318       $6,269       $ 1,342    $611,245
================================================================================================================
At December31, 1994
----------------------------------------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury                     $189,461       $   86      $ 5,053    $184,494
 U.S. Government agencies            22,042           --        1,110      20,932
 Corporate debt securities           70,797           --        2,292      68,505
 Mortgage-backed securities          89,629            2        4,642      84,989
 Equity securities                   14,443          744           62      15,125
----------------------------------------------------------------------------------------------------------------
                                   $386,372       $  832      $13,159    $374,045
----------------------------------------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury                     $ 10,948       $    3      $   293    $ 10,658
 U.S. Government agencies            28,506           --        1,340      27,166
 State and municipal                120,582          367        2,272     118,677
 Corporate debt securities           19,002           --          778      18,224
 Mortgage-backed securities          44,913           89        2,692      42,310
----------------------------------------------------------------------------------------------------------------
                                   $223,951       $  459      $ 7,375    $217,035
----------------------------------------------------------------------------------------------------------------
Total investment securities   $     610,323       $1,291      $20,534    $591,080
================================================================================================================

  At December 31, 1995, investment securities with a carrying value of $155,755 were pledged to secure public funds and for other purposes as required by law.

  There were no investment securities whose ratings were less than investment grade at December 31, 1995.

  In accordance with the Financial Accounting Standards Board's SFAS 115 guidance issued in November 1995, securities with a cost basis of $44,069 and unrealized gains of $1,289 were transferred from held-to-maturity to available-for-sale in 1995.

  The amortized cost and fair values of U.S. Treasury, government agency, state and municipal, and corporate debt and mortgage-backed securities, at December 31, 1995, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------------
                                              Amortized       Fair
                                                   Cost      Value
----------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
 Within one year                               $ 86,947   $ 87,241
 After one year but within five years           318,247    321,226
 After five years but within ten years           30,717     30,329
 After ten years                                 19,730     19,707
----------------------------------------------------------------------------------------------------------------
                                                455,641    458,503
----------------------------------------------------------------------------------------------------------------
Securities held-to-maturity:
 Within one year                               $ 37,203   $ 37,299
 After one year but within five years            75,230     75,648
 After five years but within ten years           15,734     16,190
 After ten years                                  5,712      5,969
----------------------------------------------------------------------------------------------------------------
                                                133,879    135,106
----------------------------------------------------------------------------------------------------------------
Total debt securities                          $589,520   $593,609
================================================================================================================

The gross realized gains and gross realized losses on investment securities transactions are summarized below. During 1995 and 1994, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.

-----------------------------------------------------------
Year ended December 31, 1995
-----------------------------------------------------------
                  Available-for-sale       Held-to-maturity
-----------------------------------------------------------
Gross gains                  $    45                $    15
Gross losses                      89                      3
-----------------------------------------------------------
Net gains                    $   (44)               $    12
===========================================================
Year ended December 31, 1994
-----------------------------------------------------------
Gross gains                  $   992                $     7
Gross losses
-----------------------------------------------------------
Net gains                    $   992                $     7
===========================================================
Year ended December 31                                 1993
-----------------------------------------------------------
Gross gains                                         $   261
Gross losses                                             31
-----------------------------------------------------------
Net gains                                           $   230
===========================================================

Interest earned on investment securities for the years ended
December 31 was as follows:
-----------------------------------------------------------
                           1995          1994          1993
-----------------------------------------------------------
Taxable                 $29,428       $26,404       $25,313
Tax-advantaged            5,104         5,206         4,577
-----------------------------------------------------------
Total                   $34,532       $31,610       $29,890
===========================================================


-----------------------------------------------------------
5. LOANS AND LEASES

At December31, loans and leases, net of unearned income
($14,185 at December 31,1995 and $12,537 at December 31, 1994),
were as follows:
-----------------------------------------------------------
                                    1995              1994
-----------------------------------------------------------
Commercial, financial, and
 agricultural                 $  198,802        $  186,013
Real estate--construction        177,253            84,886
Real estate--mortgage          1,091,066           955,357
Consumer                         223,039           223,963
Leases                            22,791            15,967
-----------------------------------------------------------
Total                         $1,712,951        $1,466,186
===========================================================

  At December 31, 1995 and 1994, real estate mortgage loans included a restructured loan that totalled $6.7 million and $6.9 million, respectively. Susquehanna has no outstanding commitment to advance additional funds on this loan, and interest forgone on this loan during 1995 was $239 and during 1994 was $244.

  Certain directors and executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations. Susquehanna relies on the directors and executive officers for the identification of their associates.

  The activity of loans to such persons whose balance exceeded $60 during 1995, 1994, and 1993 follows:

-----------------------------------------------------------
                           1995          1994          1993
-----------------------------------------------------------
Balance--January 1      $23,272       $15,927       $17,787
Additions                19,213        27,982        19,601
Deductions:
 Amounts collected       14,920        22,318        21,531
 Amounts written-off         --            --            --
Other Changes                --         1,681            70
-----------------------------------------------------------
Balance-December 31
   Current               27,565        23,272        15,927
   Non-performing            --            --            --
===========================================================

  Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania and Maryland. Susquehanna has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans.

  Susquehanna adopted SFAS 114,"Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, on January 1, 1995, (collectively "the Statements"). Under the Statements, a loan is considered impaired, based on current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For purposes of applying the Statements, larger groups of smaller-balance loans, such as residential mortgage and installment loans are collectively evaluated for impairment and, therefore are not subject to the Statements. Management has established a smaller-dollar value threshold of $100 for commercial loans. Commercial loans exceeding this threshold are evaluated in accordance with the Statements. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

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

  Susquehanna's impaired loans totalled $15,341 at December 31, 1995, of which $12,656 had no related SFAS 114 allowance. The remaining impaired loans of $2,685 had a related SFAS 114 allowance of $416. For the year 1995, the average balance for impaired loans was $12,365 and the interest income recognized on impaired loans was $422. All interest income recognized on impaired loans was recorded on the cash basis.

-----------------------------------------------------------
6. ALLOWANCE OF LOAN AND LEASE LOSSES

Changes in the allowance for loan losses were as follows:
-----------------------------------------------------------
                              1995       1994        1993
-----------------------------------------------------------
Balance--January 1          $23,845    $21,717     $18,026
Allowance acquired in
  business combination       3,323         --         515
Change in fiscal year           (8)        --          --
Provision charged to
 operating expenses          4,994      3,987       5,130
-----------------------------------------------------------
                            32,154     25,704      23,671
-----------------------------------------------------------
Charge-offs                 (5,646)    (2,952)     (3,101)
Recoveries                   1,055      1,093       1,147
-----------------------------------------------------------
Net charge-offs            (4,591)    (1,859)     (1,954)
-----------------------------------------------------------
Balance--December 31        $27,563    $23,845     $21,717
===========================================================

-----------------------------------------------------------
7. PREMISES AND EQUIPMENT

Property, buildings, and equipment, at December 31, were as follows:

-----------------------------------------------------------
                                     1995            1994
-----------------------------------------------------------
Land                              $ 5,377         $ 4,214
Buildings--including capitalized
  leases of $104 in 1994           31,588          28,211
Furniture and equipment            29,021          26,905
Leasehold improvements              3,609           3,462
Land improvements                     399             381
-----------------------------------------------------------
                                   69,994          63,173
-----------------------------------------------------------
 Less: accumulated depreciation
   and amortization                33,580          31,287
-----------------------------------------------------------
                                  $36,414         $31,886
===========================================================

  Depreciation and amortization expense charged to operations amounted to $3,706 in 1995, $3,276 in 1994, and $3,139 in 1993.

  All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2009. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 1995, areas follows:

-----------------------------------------------------------
                                  Operating
                                     Leases
-----------------------------------------------------------
1995                                 $1,469
1996                                  1,465
1997                                  1,316
1998                                  1,144
1999                                    603
Subsequent years                      2,159
-----------------------------------------------------------
                                     $8,156
===========================================================

  Total rent expense charged to operations amounted to $1,521 in 1995, $1,439 in 1994, and $1,402 in 1993.

-----------------------------------------------------------
8. DEPOSITS

Deposits at December 31 were as follows:
-----------------------------------------------------------
                                       1995            1994
-----------------------------------------------------------
Non-interest-bearing:
 Demand                          $  270,411    $    261,045
Interest-bearing:
 Interest-bearing demand            483,835         464,052
 Savings                            390,257         398,423
 Time                               899,013         697,406
 Time of $100 or more                72,526          45,404
-----------------------------------------------------------
Total deposits                   $2,116,042      $1,866,330
===========================================================

--------------------------------------------------------------------------------
9. SHORT--TERM BORROWINGS

Short-term borrowings and weighted average interest rates, at December 31, were as follows:
----------------------------------------------------------------------------------------------------------------
                                                      1995                           1994
----------------------------------------------------------------------------------------------------------------
                                                    Amount           Rate           Amount            Rate
----------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements        $47,032           4.75%         $36,522            4.76%
Treasury tax and loan notes                          4,400           4.92            5,630            5.10
Federal Home Loan Bank borrowings                   18,000           6.01           21,200            6.77
Other                                                   --             --           10,000            6.50
----------------------------------------------------------------------------------------------------------------
                                                   $69,432                         $73,352
================================================================================================================

  Under an agreement with the Federal Home Loan Bank, Susquehanna subsidiary banks have a line of credit available totaling approximately $192 million, of which $43 million was outstanding at December 31, 1995.

--------------------------------------------------------------------------------
10. LONG--TERM DEBT

Long-term debt at December 31 was as follows:
----------------------------------------------------------------------------------------------------------------
                                                         1995                              1995
----------------------------------------------------------------------------------------------------------------
                                               Amount          Rate               Amount         Rate
----------------------------------------------------------------------------------------------------------------

Farmers:
 Installment note due June 2, 1999            $    60          9.00%              $   74         9.00%
First National:
 Subordinated notes due July 1, 1995               --            --                   12        12.00
SBLC:
 Term note due May 1, 1995                         --            --                4,000         8.00
 Promissory note due June 6, 1995                  --            --                2,000         6.75
 Term note due July 29, 1996                    4,000          6.49                4,000         6.49
 Term note due October 30, 1997                 2,000          8.75                2,000         8.75
 Term note due July 19, 1998                    5,000          7.51                   --           --
Susquehanna South:
    Federal Home Loan Bank borrowings due at
       various dates through 2003              24,678          6.56               31,378         6.58
Federal Home Loan Bank term loan note due
 September 1, 2014                                536          5.00                   --           --
Susquehanna:
Term loan note due June 30, 1999                   --            --                5,850         6.62
Subordinate notes due February 1, 2005         50,000          9.00                   --           --
----------------------------------------------------------------------------------------------------------------
                                              $86,274                            $49,314
================================================================================================================

  Farmers' installment note is a demand note with a final maturity of June 2, 1999. Until such demand is made, Farmers will pay equal monthly payments to the individual holder.

  Susquehanna South's Federal Home Loan Bank ("FHLB") debt is under a blanket floating loan security with the FHLB of Atlanta. Susquehanna South's thrifts are required to maintain as collateral for all borrowings certain amounts of qualifying first mortgage loans. In addition, all of the thrifts' stock in the FHLB of Atlanta is pledged as collateral for such debt.

  On January 14, 1994, Susquehanna elected to prepay the $10 million, 10.5% promissory note, due May 1996. In connection with the prepayment, Susquehanna incurred a one-time, pre-tax charge of approximately $1.1 million, on the early extinguishment of the note which is disclosed as an extraordinary item in the Consolidated Statements of Income.

  On February 9, 1995, Susquehanna issued $50 million of its 9.00% subordinated notes due 2005. The proceeds were used to retire $10 million in short-term borrowings and the balance was used for acquisitions and general corporate purposes.

  On January 29, 1996, Susquehanna issued $35 million of its 6.30% senior notes due 2003. The proceeds were used for acquisition and general corporate purposes.

-----------------------------------------------------------
11. INCOME TAXES
-----------------------------------------------------------
The components of the provision for income taxes are as follows:

-----------------------------------------------------------
Dollars in thousands          1995        1994        1993
-----------------------------------------------------------
Current                    $11,479     $12,024     $10,582
Deferred                      (112)     (2,306)     (1,055)
-----------------------------------------------------------
Total                      $11,367     $ 9,718     $ 9,527
===========================================================

  Effective January 1, 1993, Susquehanna adopted the provisions of Statement of Financial Accounting Standards No.1 09--"Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As of January 1, 1993, Susquehanna recorded a tax benefit of approximately $1,023, or $.09 per share, which amount represents the net increase to the net deferred tax asset as of that date. Such amount has been reflected in the consolidated statement of income as the cumulative effect of a change in accounting principle.

The components of the net deferred tax asset as of December 31, 1995, 1994, and 1993 were as follows:

-----------------------------------------------------------
                              1995        1994        1993
-----------------------------------------------------------

Deferred tax assets:
 Reserve for loan losses   $ 8,416      $8,167      $6,616
 Loan fee income             1,200       1,365       1,479
 Accrued pension expense     1,509       1,518       1,415
 Deferred directors' fees      690         620         726
 Deferred compensation         234         345         400
 Non-accrual loan intere     1,454       1,287          --
 Other assets                  270         679         351
Deferred tax liabilities:
 FHLB stock dividends         (429)       (470)       (494)
 Premises and equipment     (1,388)       (836)       (846)
 Core deposit intangible      (167)       (167)       (167)
 Other liabilities            (462)       (859)       (137)
-----------------------------------------------------------
Net deferred income tax    $11,327     $11,649     $ 9,343
===========================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

-----------------------------------------------------------
                                   1995      1994      1993
-----------------------------------------------------------
Provision at statutory rates    $13,084   $11,391   $11,098
Tax-advantaged income            (2,806)   (2,484)   (2,314)
Recapture of tax bad debt
  reserve from acquisition           --        --       475
Other, net                        1,089       811       268
-----------------------------------------------------------
Total                           $11,367   $ 9,718   $ 9,527
===========================================================

-----------------------------------------------------------
12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Susquehanna is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statement of condition. The contract or notional amount of those instruments reflect the extent of involvement Susquehanna has in particular classes of financial instruments.

  Susquehanna's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. Susquehanna uses the same credit policies for these instruments as it does for on-balance sheet instruments.

  Financial instruments with off-balance sheet risk at December 31, 1995 and 1994, are as follows:

-----------------------------------------------------------
Contractual                              1995         1994
-----------------------------------------------------------

Financial instruments whose
 contract amounts represent
 credit risk:
   Standby letters of credit         $ 32,058     $ 16,161
   Commitments to originate loans      54,878       42,470
   Unused portion of home equity
    and credit card lines             132,428      110,350
   Other unused commitments,
    principally commercial and
    construction                      259,136      140,122

  Standby letters of credit are conditional commitments issued by Susquehanna to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customers credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based on managements credit evaluation of the borrower.

----------------------------------------------------------
13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), Susquehanna has presented estimated fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, Susquehanna's ability to actually realize these derived values cannot be assured.

  The estimated fair values disclosed under SFAS 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. SFAS 107 excludes disclosure of non-financial assets such as buildings as well as certain financial instruments such as leases. Susquehanna also has several intangible assets which are not included in the fair value disclosures such as mortgage servicing rights, customer lists, and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

  Cash and Due from Banks and Short-Term Investments. The fair value of cash and due from banks and short-term investments is deemed to be the same as their carrying value.

  Investment Securities. The fair value of investment securities is estimated based on quoted market prices, where available. When quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans. Variable rate loans which do not expose Susquehanna to interest rate risk have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed rate loans was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve, adjusted for credit risk.

  Deposits. The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date. The carrying value of variable rate time deposits represents a reasonable estimate of fair value. The fair value of fixed rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity. Discount rates are calculated off the U.S. Treasury yield curve.

  Short-Term Borrowings. The carrying amounts reported in the balance sheet represent a reasonable estimate of fair value since the majority of these liabilities mature in less than six months.

  Long-Term Debt. The fair values of long-term debt is estimated based upon quoted market prices, where applicable. When quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters of credit is deemed to be the same as their carrying value.

The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

----------------------------------------------------------------------------------------------------------------
                                             1995                                      1994
----------------------------------------------------------------------------------------------------------------
                                                    Estimated                                Estimated
                                     Carrying            Fair             Carrying                Fair
                                       Amount           Value               Amount               Value
----------------------------------------------------------------------------------------------------------------
Assets:
 Cash and due from banks           $   87,107      $   87,107           $   79,473          $   79,473
 Short-term investments                92,110          92,110               15,603              15,603
 Investment securities                610,018         611,245              597,996             591,080
 Loans, net of unearned income and
  allowance                         1,663,199       1,678,169            1,418,865           1,366,825
Liabilities:
 Deposits                           2,116,042       2,119,634            1,866,330           1,850,328
 Short-term borrowings                 69,432          69,432               73,352              73,352
 Long-term debt                        86,274          95,014               49,314              47,889

----------------------------------------------------------
14. BENEFIT PLANS

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. Benefits are based upon years of service and the employee's highest five years of compensation during the last ten years of employment. Susquehanna's policy has been to fund the pension plan on a current basis to the extent deductible under existing tax regulations. A summary of the components of pension expense follows:

------------------------------------------------------------------
Year ended December 31                1995      1994      1993
------------------------------------------------------------------

Service cost-benefits earned
 during the period                  $ 1,803  $ 1,587   $ 1,363
Interest cost on projected
 benefit obligation                   2,103    1,865     1,652
Actual (gain)/loss on plan assets    (3,658)     170    (1,707)
Net amortization and deferral         1,936   (1,858)      167
-----------------------------------------------------------------
Pension expense of defined
   benefit plans                    $ 2,184  $ 1,764   $ 1,475
=================================================================
-----------------------------------------------------------------
At December 31
-----------------------------------------------------------------
Discount rate                          7.00%    8.00%     7.00%
Rate of increase in
 compensation levels                   5.00     6.00      6.00
Expected long-term rate of
 return on assets                      8.00     8.00      8.00
-----------------------------------------------------------------

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the defined benefit pension plan:

-----------------------------------------------------------------
At December 31                                1995          1994
-----------------------------------------------------------------

Actuarial present value of vested
  benefit obligation                       $21,443       $15,217
=================================================================
Actuarial present value of accumulated
  benefit obligation                       $21,830       $15,643
=================================================================
Actuarial present value of projected
   benefit obligation                       32,845       $24,744
Plan assets at market value                 26,555        21,730
-----------------------------------------------------------------
Plan assets less than projected
 benefit obligation                          6,290         3,014
Unrecognized net gain (loss) from
 past experience different than that
 assumed and effects of changes in
 assumptions                                (1,136)        1,874
Unrecognized prior service cost             (1,002)       (1,104)
Unrecognized net asset at January 1,
  1987, being amortized over 15 years          581           666
-----------------------------------------------------------------
Net pension liability recognized
   in the balance sheet                    $ 4,733       $ 4,450
================================================================

  The plan assets at December 31, 1995, were invested principally in U.S. Government securities and listed stocks and bonds including 13,125 shares of Susquehanna common stock.

  The change in the discount rate and rate of increase in compensation levels assumptions in 1995 resulted in a net increase in the actuarial present value of accumulated benefit obligation and projected benefit obligation of $1,955 and $2,886, respectively.

  On January 1, 1993, Susquehanna adopted Statement of Financial Accounting Standard No.106, "Employer's Accounting for Post-Retirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 requires the cost of the benefits to be accrued during the employees' credited service period. The adoption of SFAS 106 resulted in an accumulated post-retirement benefit obligation of approximately $2.6 million. Susquehanna elected the prospective transition approach and is amortizing the transition obligation over a 20-year period. The net periodic benefit expense for 1995, 1994, and 1993 was $452, $384, and $350, respectively.

  Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $713 in 1995, $782 in 1994, and $691 in 1993.

  Susquehanna adopted a Phantom Stock Appreciation Plan ("PSP"), which is designed to provide specific individuals an award based upon the movement of Susquehanna's Common Stock price over a five-year period. The award is paid to participants in the form of shares of Susquehanna Common Stock at the end of plan years three, four, and five based upon the appreciation in Susquehanna's Common Stock price over those respective periods and the number of PSP units awarded at the inception of the program. Expense related to the PSP was $706, $105, $150 for 1995, 1994, and 1993, respectively.

-----------------------------------------------------------------
15. SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY) CONDENSED BALANCE SHEETS
-----------------------------------------------------------------

-----------------------------------------------------------------
December 31                               1995             1994
-----------------------------------------------------------------
ASSETS
Cash in subsidiary bank               $  1,337         $    97
Short-term investments                 32,998            2,716
Investment in consolidated sub-
 sidiaries at equity in net assets     287,367          228,602
Other investment securities              1,451            1,396
Premises and equipment (net)                48               59
Other assets                             5,273            2,099
-----------------------------------------------------------------
Total assets                          $328,474         $234,969
=================================================================
LIABILITIES
Short-term borrowings                       --         $ 10,000
Long-term debt                        $ 50,000            5,850
Accrued taxes and expenses payable       5,075            2,015
-----------------------------------------------------------------
Total liabilities                       55,075           17,865
-----------------------------------------------------------------
EQUITY
Preferred stock (no par)                    --               --
Common stock ($2 par value)             25,982           23,366
Surplus                                 73,173           42,919
Retained earnings                      172,209          159,051
Unrealized gain/(losses) on
 available-for-sale securities, net      2,358           (7,859)
Less: Treasury stock at cost               323              373
-----------------------------------------------------------------
Total stockholders' equity             273,399          217,104
-----------------------------------------------------------------
Total liabilities and stockholders'
   equity                             $328,474         $234,969
=================================================================

-----------------------------------------------------------------
SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY) CONDENSED STATEMENTS
OF INCOME
-----------------------------------------------------------------
Year ended December 31            1995          1994         1993
-----------------------------------------------------------------
INCOME
Dividends from subsidiaries    $17,531       $18,859      $25,040
Interest and dividends on
 investment securities             833            89           72
Interest and management
 fee from subsidiaries           1,398           310          206
-----------------------------------------------------------------
Total income                    19,762        19,258       25,318
-----------------------------------------------------------------
EXPENSES
Service fees paid to
   subsidiary                      946           969          971
Interest expense                 4,339           683        1,355
Other expenses                   2,408         1,273          754
-----------------------------------------------------------------
Total expenses                   7,693         2,925        3,080
-----------------------------------------------------------------
Income before taxes,
 equity in undistributed
 income of subsidiaries, and
 extraordinary item             12,069        16,333       22,238
Equity in undistributed
 income of subsidiaries         13,948         6,889          967
Extraordinary item
  (net of taxes of $0)              --        (1,126)          --
-----------------------------------------------------------------
Net Income                     $26,017       $22,096      $23,205
=================================================================

SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------
Year ended December 31             1995        1994        1993
-----------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                      $26,017     $22,096     $23,205
Adjustment to reconcile net
  income to cash provided
  by operating activities:
     Depreciation and
        amortization                195         142         135
     Equity in undistributed
        income of subsidiaries
        and income of
        subsidiaries accrued
        not received            (13,948)    (11,889)       (967)
     Loss on the early
        extinguishment of debt       --       1,126          --
     Increase in other assets    (3,343)       (751)       (144)
     Increase in accrued
        expenses payable          3,060         398          387
     Other, net                    (451)        (19)          (4)
-----------------------------------------------------------------
Net cash provided from
   operating activities          11,530      11,103        22,612
-----------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of investment
 securities                      (9,528)         --       (12,144)
Proceeds from the sale/
  maturities of investment
  securities                      9,760      11,956            --
Net cash from acquisition            --          --            26
Capital expenditures                (15)        (42)          (38)
Net (infusion of)/repayment
  of investment in
  subsidiaries                  (35,440)     (8,600)          200
-----------------------------------------------------------------
Net cash (used for)/provided
   from investing activities    (35,223)      3,314       (11,956)
-----------------------------------------------------------------
Year ended December 31             1995        1994          1993
-----------------------------------------------------------------
FINANCING ACTIVITIES:
Increase/(decrease) in
  short-term borrowings        $(10,000)    $10,000      $     --
Repayment of long-term debt      (5,850)    (12,076)         (750)
Proceeds from issuance of
  long-term debt                 50,000          --            --
Proceeds from issuance of
  common stock                   33,543          --            --
Dividends paid                  (12,478)    (10,643)       (9,331)
Cash paid for fractional shares      --          --           (35)
-----------------------------------------------------------------
Net cash provided from/
(used for) financial activities  55,215     (12,719)      (10,116)
-----------------------------------------------------------------
Net increase in cash and
  cash equivalents               31,522       1,698           540
Cash and cash equivalents at
  January 1                       2,813       1,115           575
-----------------------------------------------------------------
Cash and cash equivalents at
  December 31                   $34,335     $ 2,813      $  1,115
=================================================================
Cash and cash equivalents:
  Cash in subsidiary bank       $ 1,337     $    97      $     96
  Short-term investments         32,998       2,716         1,019
-----------------------------------------------------------------
Cash and cash equivalents at
  December 31                   $34,335     $ 2,813      $  1,115
=================================================================

16. REGULATORY RESTRICTIONS OF BANKING AND THRIFT SUBSIDIARIES

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking and thrift subsidiaries. At December 31, 1995, $26,052 is available for dividend distribution to Susquehanna in 1996 from its banking and thrift subsidiaries.

 Included in cash and due from banks are balances required to be maintained by subsidiary banks and thrifts on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $15,069 at December 31, 1995.

17. CONTINGENT LIABILITIES

Susquehanna is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against Susquehanna. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations, or cash flows of Susquehanna, if disposed of unfavorably.

                           COOPERS & LYBRAND, L.L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
  of Susquehanna Bancshares, Inc.
Lititz, Pennsylvania


We have audited the accompanying consolidated balance sheets of Susquehanna Bancshares, Inc. and its subsidiaries (Susquehanna) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Susquehanna's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Atlanfed Bancorp, Inc. and Subsidiaries, a wholly-owned subsidiary, which statements reflect total assets of $255,123,000 as of March 31,1995 and net interest income of $8,563,000 and $7,723,000 for the each of the two years in the period ended March 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Atlanfed Bancorp, Inc. and subsidiaries, is based solely on the report of the other auditors.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susquehanna Bancshares, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


As discussed in Note 1 and Note 11 to the financial statements, Susquehanna changed its method of accounting for income taxes in 1993.


Harrisburg, Pennsylvania
January 23, 1996, except for
Note 2 as to which the date is February 1, 1996

Item 9.  Changes in and Disagreements on Accounting and Financial
------   --------------------------------------------------------
          Disclosure.
          -----------

          There has been no change in Susquehanna's principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope or procedures.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of Susquehanna.
-------   -----------------------------------------------

                  ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

          Susquehanna's Board of Directors currently consists of fourteen directors. The Board is classified into three classes, one of which is elected each year to serve a term of three years. Directors of each class hold office until the expiration of the term for which they were elected and their successors have qualified or until the annual meeting following their attaining the age of seventy-two years.

          At the Susquehanna Annual Meeting the shareholders will elect four persons to serve as directors for three year terms expiring in 1999 ("Class of 1999"). The candidates nominated to such class who receive the highest number of votes will be elected. In the election, shareholders will be entitled to cast one vote for each share held for each of the five candidates to the Class of 1999 but will not be entitled to cumulate such votes.

          Nominations for four members of the Class of 1999 have been made by the Board of Directors. Additional nominations for election to the Board of Directors may be made by any holder of Susquehanna Common Stock. Each nomination shall be made in writing and delivered or mailed to the President of Susquehanna not less than fourteen days prior to the Annual Meeting. Such notification shall contain the following information to the extent known by the notifying shareholder without unreasonable effort or expense: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the corporation that will be voted by the notifying shareholder for such proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of Susquehanna owned by the notifying Shareholder.

          Management's nominees for the Class of 1999 are Richard M. Cloney, Richard E. Funke, Edward W. Helfrick and C. William Hetzer, Jr.

          In the absence of instructions to the contrary, proxies will be voted in favor of the election of Management's nominees. In the event any of the nominees should become unavailable, it is intended that the proxies will be voted for such substitute nominee(s) as may be chosen by management. Management has no present knowledge that any of the nominees will be unavailable to serve. The following table sets forth the name and age of each nominee and continuing director, as well as their business experience, including principal occupation and the period during which each has served as a director. It includes directors who will be retiring as of the 1996 Annual Meeting.


--------------------------------------------------------------------------------------------------------------
                                      Business Experience
                                      -------------------
                                      Including Principal
                                      -------------------
                                    Occupation for Past Five
                                    ------------------------
     Name, Address (1)       Age            Years                    Director  Since    Present Term Expires
     -----------------       ---            -----                    ---------------    --------------------
--------------------------------------------------------------------------------------------------------------

Richard M. Cloney (2)         54  Vice President and Secretary,            1985                 1996
                                  Susquehanna; Executive Vice
                                  President and Secretary,
                                  Farmers First Bank;
                                  President, Susquehanna Banc-
                                  shares South, Inc.

Richard E. Funke (2)          60  Chairman of the Board,                   1995                 1996
                                  Atlantic Federal Savings Bank

Edward W. Helfrick (2)        67  State Senator,                           1985                 1996
                                  Commonwealth of
                                  Pennsylvania since 1980.
                                  Other Directorships: Farragut
                                  Anthracite Co.; Bear Gap
                                  Stone, Inc.; Helker
                                  Contracting Co.; Rand Realty
                                  Corp.

C. William Hetzer, Jr. (2)    63  President, C. William Hetzer,            1989                 1996
                                  Inc. (General Contractor)

Robert S. Bolinger            59  President & Chief Executive              1982                 1997
                                  Officer, Susquehanna;
                                  Chairman & Chief Executive Officer,
                                  Farmers First Bank;
                                  Chairman & Chief Executive
                                  Officer, Susquehanna
                                  Bancshares South, Inc.

Henry H. Gibbel               60  President, Lititz Mutual                 1982                 1997
                                  Insurance Co. & Penn Charter
                                  Mutual Insurance Co.;
                                  Partner, Hershey & Gibbel
                                  (Insurance Agency)

George J. Morgan              64  President, Morgan, Hallgren,             1982                 1997
                                  Crosswell & Kane, P.C. (Law
                                  Firm)

--------------------------------------------------------------------------------------------------------------
                                    Business Experience
                                    -------------------
                                    Including Principal
                                    -------------------
                                  Occupation for Past Five
                                  ------------------------
     Name, Address (1)       Age            Years                    Director  Since    Present Term Expires
     -----------------       ---            -----                    ---------------    --------------------
--------------------------------------------------------------------------------------------------------------

Robert C. Reymer, Jr.         69  Retired Vice President,                  1985                 1997
                                  McDowell Insurance Inc.
                                  (Insurance Agency)

Roger V. Wiest                55  Managing and Senior Partner,             1992                 1997
                                  Wiest, Wiest, Saylor &
                                  Muolo (Law Firm)

James G. Apple                60  President, Butter Krust                  1992                 1998
                                  Baking Co., Inc.

John M. Denlinger             56  President, Denlinger, Inc.               1985                 1998
                                  (Building Materials)

Marley R. Gross               63  President, Marley R. Gross
                                  Ford, Inc.                               1995                 1998

T. Max Hall                   61  Attorney/Managing Partner,               1986                 1998
                                  McNerney, Page, Vanderlin
                                  and Hall; Chairman of the
                                  Board, Data Papers, Inc.;
                                  Chairman of the Board, Data
                                  Papers of North Carolina, Inc.

Raymond M. O'Connell          69  Chairman of the Board,                   1986                 1998
                                  Williamsport National Bank;
                                  Director, Phoenix Data, Inc.

------------------------
(1) The business address for all directors of Susquehanna is Susquehanna Bancshares, Inc., 26 North Cedar Street, Lititz, Pennsylvania 17543.

(2) Management nominees for election at the Annual Meeting for terms expiring 1999.

-----------------------

          Messrs. Gibbel, Morgan, Denlinger and Bolinger are directors of Farmers First Bank ("Farmers First"), a Susquehanna subsidiary, and have been
directors of that bank and its predecessor for more than five years.   In
addition, Mr. Bolinger serves as a Director of Atlantic Federal, Fairfax Savings and Reisterstown

Federal. Messrs. Apple, Helfrick, and Wiest are directors of First National Trust Bank ("First National"), a Susquehanna subsidiary, and have been directors of that bank for more than five years. Mr. Reymer is a director of Citizens National Bank of Southern Pennsylvania ("Citizens"), a Susquehanna subsidiary, and has been a director of that bank and its predecessors for more than five years. Messrs. Hall, and O'Connell are directors of Williamsport National Bank ("Williamsport National"), a Susquehanna subsidiary, and have been directors of that bank for more than five years. Mr. Gross is a director of Spring Grove National Bank ("Spring Grove"), a Susquehanna subsidiary, and has been a director of that bank for more than five years. Mr. Hetzer is a director of Farmers and Merchants Bank of Hagerstown, Maryland ("F & M"), a Susquehanna subsidiary, and has been a director of that bank for more than five years. Mr. Funke is a director of Atlantic Federal Savings Bank ("Atlantic Federal"), a wholly-owned subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc., and has been a director of that thrift for more than five years. Messrs. Bolinger, Cloney, Denlinger, Funke and Morgan also serve as directors of Susquehanna Bancshares South, Inc. In addition, Mr. Cloney is a director of Atlantic Federal, Fairfax Savings and Reisterstown Federal.

          T. Max Hall is a partner in the law firm of McNerney, Page, Vanderlin and Hall located in Williamsport, Pennsylvania. During the last fiscal year, McNerney, Page, Vanderlin and Hall was retained to provide legal services to Williamsport National. Also, Roger V. Wiest is a partner in the law firm of Wiest, Wiest, Saylor & Muolo located in Sunbury, Pennsylvania. During the last five years, Wiest, Wiest, Saylor & Muolo was retained to provide services to First National. George J. Morgan is a shareholder and President in the law firm of Morgan, Hallgren, Crosswell & Kane, P.C. During the last fiscal year, Morgan, Hallgren, Crosswell & Kane, P.C., was retained to provide legal services
to Susquebanc Lease Co., a Susquehanna subsidiary.    See "Certain Relationships
and Related Transactions."

Board Committees and Meetings

          The Board of Directors of Susquehanna has two standing committees, an Audit Committee and a Compensation Committee, both of which were established in 1987. The members of both committees are all outside directors.

          The principal purpose of the Audit Committee is to meet with Susquehanna's independent public accountants and review the scope and results of Susquehanna's annual audit, to review the reports of examination of regulatory agencies and the replies to the reports, and to review information pertaining to internal auditing and Susquehanna's systems of internal controls. The directors serving on the Audit Committee in 1995 were James G. Apple, T. Max Hall, Robert
C. Reymer, Jr., and Roger V. Wiest.   The Audit Committee met four (4) times
during 1995.

          The principal purposes of the Compensation Committee are to review and approve key executive salary policy, systems for distribution of incentive compensation or bonuses, and the design of any new supplemental compensation programs applicable to executive compensation. The directors serving on the Compensation Committee in 1995 were John M. Denlinger, Henry H. Gibbel, Edward
W. Helfrick, C. William Hetzer, Jr., and George J. Morgan. The Compensation Committee met six (6) times during 1995.

          The Board of Directors has no other standing committees. It operates as a committee of the whole for all other matters including nominations.

          During the last fiscal year the Susquehanna Board of Directors met six
(6) times. Each of the directors attended at least 75% of the meetings of the Board of Directors that were held in the fiscal year in the period during which he served as a director, except that two incumbent directors, Mr. Helfrick and Mr. Apple, attended fewer than 75% of the total meetings of the Board of Directors and Committees of the Board on which they served.

                  DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

Compensation of Directors

          Directors currently receive an annual fee of $5,000 and a payment of $800 for attendance at each Board of Directors' meeting except telephonic meetings, where the compensation is $250. Directors are paid $800 for each committee meeting which they attend, unless the committee meets on the day of a meeting of the entire Board, in which case the fee is $250.

          The following table sets forth the executive officers of Susquehanna, their ages, and their positions with Susquehanna:

-----------------------------------------------------------------------
Name                     Age      Title
----                     ---      -----
-----------------------------------------------------------------------
Robert S. Bolinger        59      President & Chief Executive Officer
William T. Belden         46      Vice President
Frederick W. Bisbee       57      Vice President
Richard M. Cloney         54      Vice President and Secretary
Gregory A. Duncan         40      Vice President
Charles W. Luppert        54      Vice President
J. Stanley Mull, Jr.      62      Vice President and Treasurer
William J. Reuter         46      Vice President
Robert L. Strausbaugh     64      Vice President
-----------------------------------------------------------------------

Robert S. Bolinger, Richard M. Cloney and J. Stanley Mull, Jr., are also principal executive officers of Farmers First and have been employed by Farmers First in substantially equivalent positions for more than the past five years. Messrs. Bolinger and Cloney also serve as principal executive officers of Susquehanna Bancshares South, Inc. William T. Belden is a principal executive officer of Farmers First, having been appointed as President and Chief Operating Officer, effective January 17, 1995. Prior to assuming his present position, Belden served as a Vice President with PNC Bank for more than the past five years. Frederick W. Bisbee is also the principal executive officer of First National and has been employed by First National in a substantially equivalent position for more than the past five years. Gregory A. Duncan is also the principal executive officer of Citizens. Prior to his present position, Mr. Duncan served as an executive officer of Citizens for more than the past five
years, including Executive Vice President from May 1990.   He assumed his
present position as President and Chief Executive Officer of Citizens in July 1992. Charles W. Luppert is also a principal executive officer of Williamsport. Mr. Luppert served as an officer of Williamsport, including Executive Vice President, Chief Operating Officer & Cashier prior to his appointment as Chief Executive Officer in January 1988; he was named President in March 1989.
William J. Reuter is also the principal executive officer of Farmers & Merchants Bank and Trust and has been employed by F & M Bank in a substantially equivalent position for more than the past five years. Robert L. Strausbaugh is the principal executive officer of Spring Grove and has been employed by Spring Grove in a substantially equivalent position for more than the past five years. Richard E. Funke is a director of Susquehanna and is also President and Chief Executive Officer of Atlantic Federal. Mr. Funke is not, however, an executive officer of Susquehanna.

          There are no family relationships among the executive officers of Susquehanna nor are there arrangements or understandings between any of them and any other person pursuant to which any of them was selected as an Officer of Susquehanna.

          Section 16(a) of the Securities Exchange Act of 1934 requires Susquehanna's officers and directors, and persons who own more than ten percent of a registered class of Susquehanna's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish Susquehanna with copies of all Section 16(a) forms they file.

          Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, Susquehanna believes that, during the period January 1 - December 31, 1995, all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied, except that one report, covering one transaction, was inadvertently not timely filed by Mr. Reymer.

Item 11.  Executive Compensation.
-------   ----------------------

General

          On October 21, 1992, the Securities and Exchange Commission ("SEC") adopted new rules for executive compensation disclosure. The SEC announced that the new rules are intended to improve shareholders' understanding of all forms of compensation paid to senior executives and directors, the criteria utilized by the board of directors in reaching compensation decisions, and the degree of relationship between compensation and corporate performance. Generally the new rules are effective for any proxy or information statement filed on or after January 1, 1993.

                      REPORT OF THE COMPENSATION COMMITTEE
                      ------------------------------------

          The Committee

          The Compensation Committee of the Board of Directors of Susquehanna is composed entirely of independent outside directors. The Committee is charged with responsibility for (i) assuring that key management personnel of Susquehanna and its affiliates are effectively compensated in terms of salaries, supplemental compensation and benefits which are internally equitable and externally competitive in order to allow Susquehanna to attract and retain qualified personnel; and (ii) developing and initiating incentive programs and plans that will serve to attract and retain qualified personnel in key management positions of Susquehanna and its affiliates.

          Overall Policy

          Susquehanna's executive compensation program is designed to be closely linked to corporate performance and returns to shareholders. To this end, Susquehanna has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to Susquehanna's success in meeting specified performance goals and to appreciation in Susquehanna's stock price. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in Susquehanna's business strategy, to link executive and shareholder interests through equity based plans and, finally, to provide a compensation package that recognizes individual contributions as well as overall business results.

          Each year the Compensation Committee conducts a review of Susquehanna's executive compensation program. The Compensation Committee reviews the selection of peer companies used for compensation analysis. The Compensation Committee believes that Susquehanna's most direct competitors for executive talent are not necessarily all of the companies that would be included in a peer group established for comparing shareholder returns. Successful executives in the banking industry have a broad range of opportunities in the financial industry generally, either with larger or smaller institutions, or with related industry groups or unrelated industry groups in some instances (a chief financial officer, for example). Many of these companies are not publicly traded. The annual compensation reviews permit an ongoing evaluation of the link between Susquehanna's performance and its executive compensation in the context of the compensation programs of other companies.

          The Compensation Committee determines the compensation for the Susquehanna officers designated as participants in the Susquehanna Long Term Incentive Plans, set forth in more detail below. This includes all individuals whose compensation is set forth in the "Summary Compensation Table" which follows. The Committee believes that utilization of this approach ensures consistency throughout the executive compensation program. In reviewing the individual performance of the executives whose compensation is detailed in this proxy statement (other than that of the President and Chief Executive Officer of Susquehanna), the Compensation Committee solicits and considers the views of Mr. Bolinger.

          The key elements of executive compensation consist of base salary, annual short term and long term incentive bonus, and a "Phantom" stock appreciation plan. The Compensation Committee's policies with respect to each of these elements, including the bases for the compensation awarded to Mr. Bolinger, Susquehanna's President and Chief Executive Officer, are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by Susquehanna to the individual, including pension benefits, severance plans, insurance and other benefits, as well as the programs described below.

          Base Salaries

          Base salaries for new executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies.

          Annual salary adjustments are determined by evaluating the performance of Susquehanna and of each executive officer, and also take into account new responsibilities. In the case of executive officers with responsibility for a particular business unit, such unit's financial results are also considered. Business units include each of Susquehanna's subsidiary banks, and its leasing company, as well as discrete and identifiable operating areas, including commercial lending, retail lending and operations and finance, among others.

          In conducting its deliberations, the Compensation Committee makes use of an executive compensation survey prepared by nationally recognized consultants on executive compensation matters. The survey for 1995 analyzed compensation paid to executives at thirteen (13) participating financial institutions with assets between $500 million and $5 billion.

          The survey describes the compensation ranges paid to executives at various management levels. The base salary of all similar positions within the survey group was used as the basis for calculating a midpoint for each job description within Susquehanna's management program. The Compensation Committee then established a range around the midpoint, with 80% of the midpoint as the minimum and 120% of the midpoint as the maximum.

          The salaries of Susquehanna's principal officers were compared to the midpoint, and increases were awarded in the context of individual performance and contribution, as explained below, with each salary targeted to fall within the midpoint range. Accordingly, salaries which are established by the Compensation Committee may slightly exceed or fall below the median range. Mr. Bolinger's salary falls within the range established for the position he occupies.

          In evaluating an executive officer's performance, the Compensation Committee looks to his/her accomplishments, which are based on qualitative and quantitative measures, and the results produced by the executive officer, which are based on quantitative measures. In determining accomplishments and results, the Compensation Committee considers corporate and business unit performance factors. Business unit factors include revenues of the business unit for which the executive officer has responsibility, the business unit's growth in earnings, the business unit's results expressed in terms of savings realized or efficiencies achieved, the effective use of the executive officer's time within his/her business unit, the executive officer's management skills and, finally, the business unit and/or executive officer's development of new products or lines of business. Management skills include improving operations, planning and organizing, responding to change, communication skills and working with others. The corporate factors which are considered include earnings growth of Susquehanna and the subsidiary bank with which the executive officer serves, asset growth of Susquehanna and the subsidiary bank with which the executive officer serves, and the ability of the executive officer to demonstrate management skills.

          In determining the quantitative measures, the Compensation Committee looks, in part, to the Uniform Bank Performance Results which is published quarterly by the Federal Financial Institution Examination Council. This material measures and compares each Susquehanna bank subsidiary against other banks in its peer group in over 40 different financial areas. The peer groups used includes banks between $50 million and $100 million in size; between $100 million and $300 million in size; and between $500 million and $1 billion in size. The basis for the bank's performance in these areas in relation to the business unit and the bank in which the executive serves allows the committee to assess such individual's and his/her business unit's quantitative success.

          A majority of the financial institutions participating in the salary survey are included in the line of business group which is indexed in Susquehanna's Stock Price Performance Graph, set forth in Susquehanna's proxy statement. All of the financial institutions which are indexed in the Stock Price Performance Group are reported in the Uniform Bank Performance Results.

          In considering the various factors that are weighed in this process, no differentiation as to weighting or relative importance has been established; rather the members of the Compensation Committee are permitted to assign such weight and importance to each factor as they, in their discretion, deem appropriate.

          In determining the compensation package to be awarded to Messrs. Bolinger, Cloney, Mull, Bisbee and Reuter, the Compensation Committee did not attach particular weight to the employment agreements between these individuals and Susquehanna other than to recognize that the employment agreements provide that base salary will be set at a rate agreed between the parties, or in the absence of agreement, increased on the basis of the Consumer Price Index. These executive officers have agreed to the base salary increases made by the Compensation Committee.

          With respect to the base salary granted to Mr. Bolinger in 1995, the Compensation Committee took into account a comparison of base salaries of chief executive officers of peer companies based on the salary survey, Susquehanna's success in meeting its return on equity goals in 1994, the performance of Susquehanna's common stock and the assessment by the Compensation Committee of Mr. Bolinger's individual performance. The Compensation Committee also took into account the fact that Mr. Bolinger served in a dual capacity as Chief Executive Officer of both Susquehanna and Farmers First, the longevity of Mr. Bolinger's service to Susquehanna and Farmers First, and its belief that Mr. Bolinger is a representative of Susquehanna and Farmers First to the public by virtue of his stature in the community and the industry. Mr. Bolinger was granted a base salary of $337,881 for 1995, an increase of 9.1% over his $309,804 base salary for 1994.

          Annual Bonus

          Each subsidiary of Susquehanna ("Subsidiary," collectively, the "Subsidiaries") maintains an annual cash bonus program in which all persons employed by that subsidiary on a certain date are eligible to participate. The amount of the bonus is determined based upon utilization of a "performance bonus calculation" which is a formula relationship based on return on average assets and assets per employee that produces a "performance bonus percentage." In general, as return on assets increase over 1% and as assets per employee increase over $1 million, the performance bonus percentage is increased. A "performance bonus percentage" is adopted by the Board of Directors of each Subsidiary (excluding the thrifts) and uniformly applied to the salaries of each eligible employee. Performance bonus percentages differed at each Subsidiary (excluding the thrifts) and ranged between 5.75% at F&M to 11% at Farmers First. The annual cash bonus percentage for 1995 was changed to incorporate Susquehanna's performance with that of Farmers First for selected Susquehanna executive officers. For 1995, the applicable ratio for Mr. Bolinger was 60% Susquehanna and 40% Farmers First. Mr. Bolinger participated in the Farmers First performance bonus program in 1995 and thus earned a bonus of 9.8% of his base salary under this plan which represented $33,112. The applicable ratio for 1996 for Mr. Bolinger is expected to be 75% Susquehanna and 25% Farmers First, and 100% Susquehanna thereafter. The total of annual bonuses awarded to all executive officers of Susquehanna in 1995 was $252,665. In addition, the Susquehanna Compensation Committee awarded a discretionary merit cash bonus to Mr. Bolinger of $25,000, representing outstanding individual financial and non-financial contributions to Susquehanna.

          Susquehanna's Performance Award Plan

          Susquehannana's Performance Award Plan ("Plan") is a long-term incentive program administered by the Compensation Committee, designed to provide incentives to key executive officers based upon the financial performance of Susquehanna and its Subsidiaries.

          The Plan was adopted by the Board of Directors of Susquehanna on October 14, 1986. The Plan was approved for an initial three-year period, referred to as an Earnout Period, which began on January 1, 1986, and ended December 31, 1988. Two subsequent Earnout Periods were approved running from January 1, 1989, through December 31, 1991, and from January 1, 1992, through December 31, 1994. The third Earnout Period was approved, running from January 1, 1992, through December 31, 1994. A fourth Earnout Period has also been approved, which will run from January 1, 1995, through December 31, 1997.

          The express purpose of the Plan is to provide key executives with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Susquehanna and its Subsidiaries; to join the common interests of Susquehanna and key executives; and to attract and retain executives of exceptional ability.

          The Plan is administered by the Compensation Committee which has full and complete authority in its discretion, but subject to the express provisions of the Plan, to select the executives entitled to participate in the Plan; to determine the amount of such performance awards to be granted; to determine the time or times at which such awards shall be granted; to establish the terms and conditions upon which such awards shall become payable under the Plan; to remove any restrictions and conditions upon such awards; and to make all of the determinations deemed necessary or desirable for the administration of the Plan. As indicated, however, the Board reserves the right to determine whether the Plan will be continued for successive Earnout Periods.

          Pursuant to the Plan, a Target Award is established for each executive officer selected by the Compensation Committee to participate in the Plan ("Participant") for the applicable Earnout Period. The Earnout Periods are three-year periods coterminous with the corresponding fiscal years of Susquehanna. As indicated, Earnout Periods ended on December 31, 1988, December 31, 1991; and December 31, 1994; a fourth and the current Earnout Period has begun for the period January 1, 1995, through December 31, 1997.

          At the end of each Earnout Period, the percentage of the Target Award that was achieved by each Participant with respect to such period is calculated from Incentive Award Tables which are based on a comparison of the performance of both Susquehanna and its Subsidiaries for the Earnout Period in relation to certain Internal and External Criteria designated in advance by the Compensation Committee. The award actually received by the Participant represents a percentage of the Target Award and is based on the performance of Susquehanna and the Subsidiary with which the Participant serves.

          During the current Earnout Period, sixty percent of the actual award is based on the Subsidiary's performance and 40% is based on Susquehanna's performance. The performance of the Subsidiary and of Susquehanna is measured against "Internal Criteria" and "External Criteria." In each case the Criteria consists of return on average assets, return on equity, equity/asset ratio and asset/employee ratio. The Internal Criteria assesses Susquehanna and the Subsidiary's success during the earnout period in achieving certain goals (i.e., benchmarks) which are established by the Compensation Committee in consultation with independent consultants, and which constitute returns and ratios designed to put Susquehanna's consolidated operations at a high level of profitability and performance if achieved. The External Criteria compare Susquehanna and the Subsidiary's actual performance in each area of the Criteria against the performance of their respective peers, on a national, regional and local level. The peers against which Susquehanna's performance is measured are generally included within the line of business group indexed in Susquehanna's Stock Performance Graph, although the national peer group is larger than the line of business group.

          As noted, the award earned by each executive officer is based principally on the success of the Subsidiary (60%) and the balance (40%) on the success of Susquehanna. The specific Criteria carry the following aggregated weights: return on average assets, 42.5%; return on equity, 27.5%; equity/asset ratio, 12.5%; asset/employee ratio, 17.5%. Effective with the Fourth Earnout Period, which began on January 1, 1995, the awards for Messrs. Bolinger, Cloney and Mull will be computed based principally upon the success of Susquehanna (75%) and the balance (25%) on the success of the Subsidiaries.

          Prior to the commencement of any Earnout Period, the Compensation Committee designates the Participants in the Plan, the Target Award for each Participant with respect to that Earnout Period, the relevant Internal and External criteria, the Peer Groups for external comparison with respect to that Earnout Period, and establishes the Incentive Award Table with respect to such period.

          The percentage of the Target Award achieved by each Plan Participant is payable in three installments with one-half of the amount earned payable on or before June 1 of the calendar year commencing immediately following the conclusion of such Earnout Period and the remaining one-half paid in two equal installments over the next two years with each such subsequent installment payable on January 1 of each of the two such following years.

          From the inception of the Plan through December 31, 1991, each Plan Participant had the right to elect to receive the amount earned in either cash or Susquehanna Common Stock or to defer payments under the Plan for up to ten years (by deferral election prior to commencement of the Earnout Period). In the event a Participant elected to receive Susquehanna Common Stock in lieu of cash for any designated performance award installment, the amount of Susquehanna Common Stock transferred to the Participant was determined by dividing the earned performance award installment by the market value of Susquehanna Common
Stock: (i) in the case of the first installment, on the business day immediately preceding the first day of the first year of the three-year Earnout Period; (ii) in the case of the second installment, on the business day immediately preceding the first day of the second year of the three-year Earnout Period; and (iii) in the case of the third installment, on the business day immediately preceding the first day of the third year of the three-year Earnout Period. Effective January 1, 1992, amounts received under the Plan are paid only in cash.

          No amounts shall be paid to any Participant under the Plan with respect to the Earnout Period if: (i) Susquehanna has experienced a net loss during the Earnout Period, taken as a whole, but only if the Board is comprised of a majority of "continuing directors" as defined in Susquehanna's Articles of Incorporation in effect on January 1, 1987; or (ii) to particular Participants if the Subsidiary whose performance provides the Subsidiary measure of the Participant's benefit under the Plan has experienced a net loss over the Earnout Period, taken as a whole (either of which events hereinafter referred to as an "Event of Nullification").

          Under the Plan, 100% of the Target Award applicable to a then-current Earnout Period becomes due and payable to each Participant if (1) any entity or person becomes the beneficial owner of, or shall obtain voting control, over 25% or more of the outstanding shares of the Company's Common Stock; (2) the shareholders of the Company and the shareholders of any other constituent corporation approve a definitive agreement to merge or consolidate the Company with or into another corporation other than a merger or consolidation of the Company in which holders of shares of the Company's Common Stock immediately prior to the merger or consolidation have at least 60% of the ownership of common stock of the surviving corporation immediately after the merger or consolidation, which common stock is then held substantially in the same proportion as such holders' ownership of Common Stock of the Company immediately prior to the merger or consolidation; or (3) the shareholders of the Company approve a definitive agreement to sell or otherwise dispose of all or substantially all of the assets of the Company. Upon the occurrence of any such event, the Target Award is deemed earned and immediately payable in full with the same force and effect as if all performance criteria had been achieved for the entire Earnout Period, whether or not such is the case.

          Earned performance awards may also be forfeited by a Participant if the Participant's employment with Susquehanna or its Subsidiaries is terminated pursuant to certain circumstances described in the Plan (any such termination hereinafter referred to as an "Event of Forfeiture").

          During the Initial Earnout Period an Event of Nullification occurred with respect to one subsidiary; no Event of Forfeiture occurred. Accordingly, most of the Participants during the Initial Earnout Period received performance awards. Based on the performance of Susquehanna and its Subsidiaries for the Third Earnout Period which ended December 31, 1994, the performance award applicable to each qualifying Participant for the first installment, representing 50% of the total award, under the Third Earnout Period was as follows: Mr. Bolinger, $64,576; Mr. Cloney, $26,778; Mr. Mull, $14,716; Mr. Bisbee, $9,157; Mr. Luppert, $14,352; Mr. Strausbaugh, $5,574; Mr. Reuter, $7,079; Mr. Duncan, $7,405; Mr. Krantz, $5,469; Mr. Walsh, $4,151; and Mr. Keim,
$3,339.

          For the current Earnout Period of the Plan which began on January 1, 1995, the Compensation Committee designated the following Plan Participants:
Robert S. Bolinger, Richard M. Cloney, J. Stanley Mull, Jr., Frederick W. Bisbee, Charles W. Luppert, William J. Reuter, Robert L. Strausbaugh, William T. Belden, Donald J. Showers, Robert E. Krantz, Thomas C. Walsh, David D. Keim, and Gregory A. Duncan. This Earnout Period will end December 31, 1997.

          Compared to its peers under the External Criteria in 1994, the last year for which data is available, Susquehanna's performance ranged between the 50th and 96th percentile brackets. The only measure below the 87th percentile bracket was return on equity where Susquehanna's strong capital position impacted its performance. The performance of Farmers First, which represented the Subsidiary component of Mr. Bolinger's compensation, placed it between the 44th percentile and the 99th percentile brackets measured against the External Criteria, with the lowest performance in the area of assets to employee ratio and the highest in return on assets.

          In 1995, Mr. Bolinger received a payment of $64,576, which represented 50% of the award he earned during the Third Earnout Period, which ended December 31, 1994, representing his attaining 48.8% of the Target Amount. Susquehanna's executive officers earned $162,596 for the same period. The second installment under the Third Earnout Period, representing 25% of the awards earned, is payable on or about June 1, 1996.

          Susquehanna Phantom Stock Appreciation Plan

          In recognition of the contributions made by members of management in improving Susquehanna's performance and the resultant increase in the market value of its securities, Susquehanna adopted the Susquehanna Phantom Stock Appreciation Plan ("Phantom Stock Plan") which is designed to provide specific individuals an award based upon Susquehanna's Common Stock price over a defined period.

          On October 18, 1989, the Susquehanna Board adopted the Phantom Stock Plan for the purpose of: (i) recognizing key executives who contribute to the success of Susquehanna; (ii) allowing Susquehanna to keep and attract talented and qualified executives; and (iii) providing a means of incentive compensation based on the value of contributions to shareholders as measured by the increase in value of Susquehanna stock. Under the Phantom Stock Plan, which is also administered by the Compensation Committee, key executives who have been selected to participate ("PSP Participants") are awarded Phantom Stock Appreciation Units ("Units"). On the date Units are "awarded" to a PSP Participant (the "Award"), the Compensation Committee ascribes a value to each Unit which is based on the value of Susquehanna Common Stock on such date, determined in conformity with the formula provided in the Phantom Stock Plan. The valuation formula looks to the closing price of Susquehanna Common Stock based on transactions for Nasdaq listed issues or, alternately, on any exchanges where Susquehanna Common Stock is traded. If Susquehanna Common Stock is not listed on a national exchange, valuation is based on book value. Currently Susquehanna Common Stock is listed on the Nasdaq National Market System.

          The Phantom Stock Plan allows PSP Participants to enjoy the increase in the market value of Susquehanna Common Stock from the date they are first awarded Units to the date their rights under the plan vest. This increase (the "Appreciation") is the measure of the award. The Appreciation, once vested, is paid to the PSP Participant in the form of shares of Susquehanna Common Stock, by dividing the value of a share of Susquehanna Common Stock on the date of vesting into the dollar value of the Appreciation; the PSP Participant receives the number of shares of Susquehanna Common Stock resulting from the division. An Award does not confer upon a PSP Participant any rights as a shareholder including the right to dividends or to vote, until Units are vested, and the Appreciation in the form of Susquehanna Common Stock is paid.

          The Phantom Stock Plan is designed so that a PSP Participant's entitlement to Appreciation in Units vest in three equal parts, with the first portion vesting on the third anniversary of the Award, the second portion vesting on the fourth anniversary of the Award, and the final portion vesting on the fifth anniversary of the Award. Thus, if a PSP Participant is awarded thirty Units on January 1, 1991, he is entitled to Appreciation as to ten of those Units on January 1, 1994; the second ten on January 1, 1995; and the final ten on January 1, 1996.

          The PSP Participant may lose his rights under the Phantom Stock Plan and will not vest if the PSP Participant voluntarily terminates his employment with Susquehanna (other than termination by reason of death or disability or, under certain circumstances, retirement) or if Susquehanna has terminated his employment subsequent to a determination by two-thirds of the Board of Directors acting in good faith and reasonably, that the PSP Participant has either committed an act which adversely affects the interests of Susquehanna or that the PSP Participant has been willfully or grossly negligent, or has committed willful or gross misconduct, in discharging his duties as an employee.

          A PSP Participant's right to vest will not be affected by his death, disability, or retirement after attaining the age of 65; earlier retirement is permitted with the written consent of Susquehanna.

          The Phantom Stock Plan also provides that a PSP Participant's rights to an award vest immediately on the date of a "Change-of-Control," defined under the Phantom Stock Plan to include: (i) situations in which any entity or person becomes a beneficial owner of more than 25% of the outstanding voting stock in Susquehanna; or (ii) execution of a definitive agreement to merge or consolidate between Susquehanna and another, unaffiliated corporation, if, immediately subsequent to the merger, less than 60% of the surviving corporation's common stock is owned by the persons who owned all of the outstanding Susquehanna Common Stock immediately prior to the merger, and in the same relative proportion of ownership; or (iii) shareholder approval of a definitive agreement to sell or otherwise dispose of all or substantially all of the assets of Susquehanna. Accordingly, if a Change-of-Control occurs, the PSP Participant's right to Appreciation vests upon the occurrence of the event giving rise to the Change-of-Control.

          The Compensation Committee may also accelerate vesting of a PSP Participant in his Award in the event of merger in which the corporation is not the surviving entity, or an acquisition, divestiture or liquidation or other significant recapitalization of Susquehanna which would not otherwise constitute a "Change-of-Control."

          In administering the Phantom Stock Plan, the Compensation Committee has complete authority to interpret its provisions; to prescribe, amend and rescind rules and regulations relating to it; and to make all other determinations necessary for its proper implementation. Material changes or modifications to the Phantom Stock Plan require Board approval. Because the Phantom Stock Plan is unfunded, benefits are paid from general assets. In making a payment of a vested Award under the Phantom Stock Plan, Susquehanna may use Treasury shares, or Common Stock purchased on the market.

          The Compensation Committee has designated Phantom Stock Participants and awarded Units as set forth on the following table:

----------------------------------------------------------------------------
                                                  Year 1   Year 2   Year 3
                                                  -------  -------  -------
Participant    Base Price*  Total Units 4/15/92   4/15/95  4/15/96  4/15/97
-----------    -----------  -------------------   -------  -------  -------
----------------------------------------------------------------------------

Bolinger            $18.60               24,658    8,220    8,219    8,219
Cloney               18.60               12,270    4,090    4,090    4,090
Mull                 18.60                8,429    2,810    2,810    2,809
Duncan               18.60                8,270    2,757    2,757    2,756
Luppert              18.60                8.270    2,757    2,757    2,756
Reuter               18.60                8,270    2,757    2,757    2,756
Bisbee               18.60                8,270    2,757    2,757    2,756
Strausbaugh          18.60                6,315    2,105    2,105    2,105
Krantz               18.60                7,171    2,391    2,390    2,390
Walsh                18.60                5,443    1,815    1,814    1,814
Keim                 18.60                4,378    1,460    1,459    1,459
                                          -----    -----    -----    -----
         Total                          101,744   33,919   33,915   33,910
----------------------------------------------------------------------------

* Adjusted to reflect 5-for-4 Stock Split during 1993.

          Payments during 1995 to Participants in shares of Susquehanna Common Stock, accompanied by the market value, were as follows: Mr. Bolinger, 1,608 ($37,195); Mr. Cloney, 800 ($18,608); Mr. Mull, 549 ($12,715); Mr. Reuter, 539
($12,475); Mr. Luppert, 539 ($12,475); Mr. Bisbee, 539 ($12,475); Mr. Duncan,
539 ($12,475);  Mr. Strausbaugh, 411 ($9,506); Mr. Krantz, 467 ($10,819); Mr.
Walsh, 355 ($8,213); and Mr. Keim, 285 ($6,606).

          During 1995, the Compensation Committee designated Phantom Stock Participants and awarded Units as set forth on the following chart:

                           [Chart on following page.]

--------------------------------------------------------------------
                                         Year 1   Year 2    Year 3
                                        -------  -------  ---------
Participant    Base Price  Total Units  4/19/98  4/19/99  4/19/2000
-----------    ----------  -----------  -------  -------  ---------
--------------------------------------------------------------------

Bolinger           $22.75       29,142    9,714    9,714      9,714
Cloney              22.75       20,828    6,943    6,943      6,942
Mull                22.75       15,000    5,000    5,000      5,000
Reuter              22.75       13,200    4,400    4,400      4,400
Bisbee              22.75       12,428    4,143    4,143      4,142
Belden              22.75       11,142    3,714    3,714      3,714
Luppert             22.75       10,628    3,543    3,543      3,542
Duncan              22.75       10,628    3,543    3,543      3,542
Krantz              22.75        9,942    3,314    3,314      3,314
Showers             22.75        9,171    3,057    3,057      3,057
Strausbaugh         22.75        7,714    2,572    2,571      2,571
Walsh               22.75        6,857    2,286    2,286      2,285
Keim                22.75        5,828    1,943    1,943      1,942
                               -------  -------  -------  ---------
            Total              162,508   54,172   54,171     54,165
--------------------------------------------------------------------

          General

          Section 162(n) of the Internal Revenue Code of 1986, as amended, generally provides that a publicly held reporting company such as Susquehanna may not deduct, as an expense, amounts paid to any executive officer in excess of $1 million per year. Because the compensation paid Susquehanna's most highly compensated officer amounted to $507,514, which is substantially below the $1 million threshold called for in Section 162, the Compensation Committee has not adopted a formal policy on awarding compensation in excess of such threshold.

          Conclusion

          Through the programs described above, a significant portion of Susquehanna's executive compensation is linked directly to individual and corporate performance and stock price appreciation. In 1995, as in previous years, performance-based variable elements played a major role in the Compensation Committee's executive compensation determinations, including those relating to Mr. Bolinger. The Compensation Committee intends to continue the policy of linking executive compensation to Susquehanna's performance and return to shareholders, recognizing that rises and falls in the business cycle from time to time must be recognized, and may result in an apparent imbalance for a particular period.

          The Susquehanna Bancshares, Inc., Compensation Committee:
                    John M. Denlinger              C. William Hetzer, Jr.
                    Henry H. Gibbel                George J. Morgan
                    Edward W. Helfrick

          Summary Compensation Table

          The following table sets forth the cash compensation paid to, as well as the value of stock awards and other payments earned by, Susquehanna's five most highly compensated executive officers during 1995 and the prior two years. Except for director fees paid by Susquehanna, all "annual compensation" was received from Farmers First, F & M or Williamsport National.

                           [Table on following page.]

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------

                                                          Annual Compensation                   Long Term Compensation
                                                     -----------------------------  -----------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Other         Stock                             All
                                                                             Annual     Appreciation                        Other
                                                                             Compen-       Rights      LTIP       SAR      Compen-
                                 Principal                Salary    Bonus    sation     (# of Units)  Payouts   Payouts    sation
Name                             Position      Year        (4)       (5)       (6)            (7)       (8)       (9)       (10)
------------------------------------------------------------------------------------------------------------------------------------

Robert S.                    President and     1995  $347,631   $58,112         -         29,142   $64,576   $37,195        $4,500
Bolinger(1)                  Chief Executive   1994   321,925    59,078         -              -      None      None         4,500
                             Officer of        1993   294,523    44,224         -              -   $70,500      None         8,553
                             Susquehanna;
                             Chairman and
                             Chief Executive
                             Officer of
                             Farmers First



Richard M.                   Vice President    1995  $252,930   $43,832         -         20,828   $26,778   $18,507        $4,500
Cloney(1)                    and Secretary     1994   233,565    44,730         -              -      None      None         4,500
                             of Susquehanna;   1993   214,507    31,329         -              -    34,645      None         6,243
                             Executive Vice
                             President and
                             Secretary of
                             Farmers First;
                             President of
                             Susquehanna
                             Bancshares
                             South, Inc.


J. Stanley                   Vice President    1995  $185,090   $23,139         -         15,000   $14,716   $12,715        $4,500
Mull, Jr.(1)                 and Treasurer     1994   166,343    38,298         -              -      None      None         4,500
                             of Susquehanna;   1993   143,795    19,755         -              -    16,740      None         4,318
                             Senior Vice
                             President and
                             Treasurer of
                             Farmers First


William J.                   Vice President    1995  $156,542   $15,095         -         13,000   $ 7,079   $12,475        $4,500
Reuter(2)                    of Susquehanna;   1994   143,083    12,154         -              -      None      None         4,119
                             President of      1993   125,831     8,576         -              -     7,284      None         3,812
                             F & M

Charles W.                   Vice President    1995  $144,324   $20,740         -         10,628   $14,352   $12,475        $4,330
Luppert(3)                   of Susquehanna;   1994   133,264    18,885         -              -      None      None         4,330
                             President of      1993   124,981    13,973         -              -    14,517      None         3,749
                             Williamsport
                             National
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------
Footnotes to Summary Compensation Table

(1) Messrs. Bolinger, Cloney and Mull have employment contracts with Susquehanna and receive their annual compensation, other than director's fees (where applicable), from Farmers First.
(2) Mr. Reuter has an employment contract with Susquehanna, and receives his annual compensation from F & M.
(3) Mr. Luppert has an employment contract with Susquehanna and receives his annual compensation from Williamsport National.
(4) Includes all fees payable to directors of Susquehanna or its subsidiaries including fees payable to directors who have elected to defer receipt under the Directors' Deferred Compensation Plan. Payment of such fees is deferred until retirement. The sums in participants' accounts are fully vested and may be withdrawn in accordance with such plan.
(5) Includes any general or performance based bonuses paid by Farmers & Merchants Bank, Farmers First, or Williamsport.
(6) The aggregate value of perquisites received did not exceed the lesser of $50,000 or 10% of total salary and bonuses set forth in this table. No other applicable compensation was received.
(7) Represents number of units awarded under Susquehanna's "Phantom Stock Appreciation Plan" discussed above.
(8) Represents payments under Susquehanna's "Performance Award Plan" discussed above.
(9) Represents payments under Susquehanna's "Phantom Stock Appreciation Plan" discussed above.
(10) Represents payments made by Susquehanna into the "Susquehanna 401(k) Plan" on behalf of each participant, as more fully discussed below.
------------------------------------

          The chart below summarizes possible payments to the five most highly compensated executives under the Performance Award Plan, a long term incentive plan, as determined by the Compensation Committee in 1992, and additional Plan Awards provided by the Compensation Committee on April 19, 1995. A more extensive description of this plan and its participants is contained in the report from the Compensation Committee.

                             PERFORMANCE AWARD PLAN
                             AWARDS GRANTED IN 1992

--------------------------------------------------------------------------
                                         Estimated Future Payouts
                                     Under Non-Stock Price-Based Plan
--------------------------------------------------------------------------
                Performance
                -----------
   Name          Period(1)       Threshold(2)    Target(3)     Maximum(4)
   ----          ---------       ------------    ---------     ----------

Bolinger        1/1/92-                $397      $182,045      $264,600
                12/31/94
Cloney           "   "                  165        75,491       109,725
Mull             "   "                   90        41,486        60,300
Reuter           "   "                   67           n/a        44,370
Luppert          "   "                   67        29,730        44,370
--------------------------------------------------------------------------

-----------------------------------
Footnotes to Performance Award Plan Chart
(1)  Three year measurement period (See Plan described on Page [   ]).
(2) Award possible meeting minimum required performance objective from only 1 of 18 peer or internal measurements.
(3) Amount calculated using percentage attained in participation in past award periods.
(4) Maximum possible award assuming all 18 measurements for each of the three years included in the plan were met at the highest level.
-----------------------------------

                             PERFORMANCE AWARD PLAN
                             AWARDS GRANTED IN 1995

-------------------------------------------------------------------------
                                        Estimated Future Payouts
                                    Under Non-Stock Price-Based Plan
-------------------------------------------------------------------------
                Performance
            ------------------
   Name         Period(1)       Threshold(2)    Target(3)     Maximum(4)
----------  ------------------  -------------  ------------  ------------

Bolinger       1/1/95-              $3,570      $179,316      $306,090
               12/31/97
Cloney           "   "               2,126       106,798       182,250
Mull             "   "               1,224        61,530       105,000
Reuter           "   "                 808        25,294        69,300
Luppert          "   "                 650        37,721        55,800
-------------------------------------------------------------------------

-----------------------------------
Footnotes to Performance Award Plan Chart
(1)  Three year measurement period (See Plan described on Page [   ]).
(2) Award possible meeting minimum required performance objective from only 1 of 18 peer or internal measurements.
(3) Amount calculated using percentage attained in participation in past award periods.
(4) Maximum possible award assuming all 18 measurements for each of the three years included in the plan were met at the highest level.
-----------------------------------

          On April 15, 1992, the Compensation Committee designated participants, including Mr. Bolinger, and awarded units in its Phantom Stock Plan, an option/SAR plan, as set forth in the chart below. Additional units were subsequently awarded by the Compensation Committee on April 19, 1995.

                       PHANTOM STOCK PLAN GRANTS IN 1992

-------------------------------------------------------------------------------------------------------------
                                          Individual Grants
-------------------------------------------------------------------------------------------------------------
         (a)                 (b)              (c)           (d)            (e)            (f)        (g)
                                           % of Total
                                           ----------
                                          Options/SARs
                                          ------------
                                           Granted to     Exercise or
                                           ----------     -----------
                        Options/SARs      Employees in     Base Price     Expiration       5%        10%
                        ------------      ------------     ----------     ----------       --        ---
Name                     Granted(#)       Fiscal Year         (SH)*          Date         (1)        (1)
----                    ------------      -----------         -----          ----         ---        ---

Robert S. Bolinger            24,658           24.2        $18.60           4-15-97     $124,028   $268,605
Richard M. Cloney             12,270           12.1         18.60           4-15-97       61,718    133,661
J. Stanley Mull, Jr.           8,429            8.3         18.60           4-15-97       42,397     91,817
William J. Reuter              8,270            8.1         18.60           4-15-97       41,598     90,085
Charles W. Luppert             8,270            8.1         18.60           4-15-97       41,598     90,085

(1) Potential Realizable Value at Annual Rates of Stock Price Appreciation for Grant Term.
* Adjusted for 5-for-4 Stock Split during 1993.


                       PHANTOM STOCK PLAN GRANTS IN 1995

-------------------------------------------------------------------------------------------------------------
                                          Individual Grants
-------------------------------------------------------------------------------------------------------------
         (a)                 (b)              (c)           (d)            (e)            (f)        (g)
                                           % of Total
                                           ----------
                                          Options/SARs
                                          ------------
                                           Granted to     Exercise or
                                           ----------     -----------
                        Options/SARs      Employees in     Base Price     Expiration       5%        10%
                        ------------      ------------     ----------     ----------       --        ---
Name                     Granted(#)       Fiscal Year         (SH)           Date         (1)        (1)
----                    ------------      -----------         -----          ----         ---        ---

Robert S. Bolinger            29,142           17.9          $22.75        4-19-2000    $143,545   $310,630
Richard M. Cloney             20,828           12.8           22.75        4-19-2000     102,570    222,005
J. Stanley Mull, Jr.          15,000            9.2           22.75        4-19-2000      73,869    159,887
William J. Reuter             13,200            8.1           22.75        4-19-2000      65,005    140,701
Charles W. Luppert            10,628            6.5           22.75        4-19-2000      52,339    113,283

(1) Potential Realizable Value at Annual Rates of Stock Price Appreciation for Grant Term.

Description of Certain Plans and Employment Contracts

          Executive Employment Contracts

          Susquehanna has five-year employment contracts with Messrs. Bolinger, Cloney and Mull which were executed in 1984 and renewed most recently in 1996. The contracts provide for base salaries for the first twelve months following execution. In subsequent years, the base compensation is as agreed upon between Susquehanna and the officers, and in the absence of an agreement, is increased based on the Suburban Consumer Price Index for Suburban Wage Earners prepared by the United States Department of Labor. The contracts also provide fringe benefits comparable to those generally supplied to other salaried employees of Farmers First. If the officer becomes permanently disabled, he is entitled to all benefits under the contract, other than bonuses, for a period of not less than six months.

          On each contract anniversary date, Susquehanna may renew the contract with the effect that it will run for five years from such renewal. If Susquehanna fails to renew on any such anniversary date, the officer may terminate the contract. If the officer does not so terminate the contract, it will run for five years from its execution or latest renewal. As indicated, the contract may also be terminated by Susquehanna if the officer is responsible for a loss to Susquehanna or Farmers First in excess of Farmers First's loan loss reserve or for actions bringing discredit to the business reputation or goodwill of Farmers First. Upon any termination described above, the officer will be entitled to receive the base salary and all other benefits provided by the contract for a period of one year reduced, however, by any compensation received, during the period, from any other employment entered into. Following any such termination, Susquehanna may require the officer to perform his duties under the contract for up to three months and hold himself reasonably available for advice and consultation for an additional period of nine months.

          In addition, the contract can be terminated by the officer on two months' notice or by Susquehanna immediately for breach of the contract by the officer, upon a felony conviction of the officer or on commission by the officer of a material fraudulent act against Susquehanna or Farmers First. If Susquehanna terminates the contract for any reason other than those set forth above, or if the officer resigns upon being reduced to a position of materially lesser authority, stature or responsibility, the officer will be entitled to a lump sum payment of the amounts he would have received under the contract for the balance of its term plus the value of other benefits to which he was entitled under the agreement.

          The Board of Directors of Susquehanna has approved three-year employment contracts with Messrs. Bisbee, Reuter, Luppert, Duncan, and Strausbaugh. The form of these employment contracts is substantially similar, in material respects, to the executive employment contracts existing between Susquehanna and Messrs. Bolinger, Cloney and Mull.

          As noted above, Richard E. Funke has served as a director of Susquehanna since 1995 and is also President and Chief Executive Officer of Atlantic Federal. Mr. Funke is not, however, an executive officer of Susquehanna. The form of a three-year Employment Agreement between Susquehanna Bancshares South, Inc. and Mr. Funke (the "Employment Agreement") is generally the same in material respects to the three-year executive employment contracts between Susquehanna and Messrs. Brisbee, Reuter, Luppert, Duncan and Strausbaugh, as described above. However, unlike the others, Mr. Funke's Employment Agreement provides certain relief in the event that a change of control occurs. Under the Employment Agreement, Mr. Funke may terminate his employment with Atlantic Federal within 12 months following a change of control if there occurs an adverse change in Mr. Funke's circumstances (as defined in the Agreement). The Employment Agreement also provides for termination of certain non-competition provisions contained in the Employment Agreement upon a change of control. These noncompetition provisions do not appear in Susquehanna's other employment agreements. For purposes of the Employment Agreement, a "change of control" is deemed to occur when a person shall acquire control of either Atlantic Federal, Susquehanna Bancshares South, Inc. or Susquehanna.

          Change-of-Control Plans

          The Phantom Stock Plan, previously described, contains a "Change-of-Control" provision which will allow executive officers of Susquehanna covered by the plans to receive the appreciated value of the stock previously granted under the plan. Any "Change-of-Control" will be found to exist and the right to appreciation in stock will vest in three situations: (i) when any entity or person becomes the beneficial owner or obtains voting control over more than 25% of Susquehanna's outstanding Common Stock; (ii) when the shareholders of Susquehanna have approved a definitive agreement to merge or consolidate Susquehanna with or into an unaffiliated corporation if, as result of the merger or consolidation, Susquehanna's shareholders hold less than 60% of the ownership in the surviving corporation; (iii) when Susquehanna's shareholders approve a definitive agreement to sell substantially all of Susquehanna's assets. Upon the occurrence of a Change-of-Control event, valuation of the vested interest will be made on the basis of the highest value in Susquehanna's stock within 90 days of the date of the Change-of-Control event. If Susquehanna's shares are not publicly traded, a valuation will be made on the basis of book value, at the highest rate within 90 days of the Change-of-Control event.

          The Compensation Committee may also accelerate vesting in the event of a merger in which Susquehanna is not the surviving entity, or an acquisition, divestiture or liquidation or other significant recapitalization of Susquehanna, which would not otherwise constitute a "Change-of-Control." The public offering of Susquehanna Common Stock to fund the Mergers which is discussed later will not constitute a "Change-of-Control."

          No other plan or program maintained by Susquehanna contains "Change-of-Control" features.

          Pension Plans

          Effective January 1, 1989, Susquehanna Bancshares, Inc., and each Subsidiary adopted a defined benefit pension plan (the "Susquehanna Retirement Plan") under which benefits are determined by "Final Average Compensation" as defined below. This plan covers employees of Susquehanna and its Subsidiaries upon their attaining age 21 and the completion of one year's service in which 1,000 hours are worked. All Participants in predecessor plans maintained by Susquehanna subsidiaries as of January 1, 1989, became members of the Susquehanna Retirement Plan effective that date.

          Participants under the Susquehanna Retirement Plan are entitled to an annual retirement pension at normal retirement age of 65 equal to 1.5% of Final Average Compensation up to the Social Security Covered Compensation level plus 2% of Final Average Compensation in excess of Social Security Covered Compensation, multiplied by years of credited service up to a maximum of 25 years. Final Average Compensation means the average earnings during the five highest-paid consecutive calendar years of employment with Susquehanna affiliates. Social Security Covered Compensation means the compensation upon which a Social Security benefit at Social Security Normal Retirement Age will be calculated as defined in regulations.

          Participants with 15 years of service are eligible for early retirement at age 55, in which event retirement benefits are actuarially reduced.

          Effective January 1, 1994, the Board has agreed to adopt a Restoration Plan which will provide for benefits lost under the Susquehanna Retirement Plan on account of IRC Section 401(a)(17) and 415 which limit the compensation and benefits under a qualified retirement plan. Selected participants of the Susquehanna Retirement Plan are eligible for benefits under the Restoration Plan.

          The following table sets forth the annual benefits under both the Susquehanna Retirement and the Restoration Plans upon normal retirement at age 65 to persons in specified salary classifications, assuming election by the employee of payment only in the form of a life annuity.

          THE SUSQUEHANNA BANCSHARES RETIREMENT AND RESTORATION PLANS
                ANNUAL NORMAL RETIREMENT BENEFIT FOR PARTICIPANT
                             TURNING AGE 65 IN 1995

-----------------------------------------------------------------------
                          Years of Service at Retirement
-----------------------------------------------------------------------
 Final Average
 -------------
 Compensation            15        20        25        30        35
 ------------            --        --        --        --        --

   $125,000          $ 35,556  $ 47,408  $ 59,260  $ 59,260  $ 59,260
    150,000            43,056    57,408    71,760    71,760    71,760
    175,000            50,556    67,408    84,260    84,260    84,260
    200,000            58,056    77,408    96,760    96,760    96,760
    225,000            65,556    87,408   109,260   109,260   109,260
    250,000            73,056    97,408   121,760   121,760   121,760
    300,000            88,056   117,408   146,760   146,760   146,760
    350,000           103,056   137,408   171,760   171,760   171,760
    400,000           118,056   157,408   196,760   196,760   196,760
    450,000           133,056   177,408   221,760   221,760   221,760
    500,000           148,056   197,408   246,760   246,760   246,760

          For purposes of the Susquehanna Retirement Plan, as of December 31, 1995, Messrs. Bolinger, Cloney, Mull, Luppert, and Reuter had 20, 19, 22, 25 and 21 credited years of service respectively. Only the base salary of Messrs. Bolinger, Cloney, Mull, Luppert and Reuter is compensation covered under the Susquehanna Retirement Plan. Other components of such officers' total compensation do not affect benefits payable under the Susquehanna Retirement Plan. In 1995, Mr. Bolinger's base salary was $337,881, Mr. Cloney's base salary was $243,180, Mr. Mull's base salary was $185,090, Mr. Luppert's base salary was $144,324, and Mr. Reuter's base salary was $156,542.

          Also, effective January 1, 1989, Susquehanna and each Subsidiary adopted a 401(k) Plan under which employees may defer portions of their income on a pre-tax basis. This Plan covers employees of

Susquehanna and its subsidiaries upon their attaining age 21 and the completion of one year of service in which 1,000 hours are worked. All members of predecessor thrift or 401(k) plans as of January 1, 1989, became Participants in the Susquehanna 401(k) Plan effective that date.

          Participants under the Susquehanna 401(k) Plan are allowed to defer between 1% and 15% of their compensation during the year. Subject to Board discretion, Susquehanna will match 100% of the first 3% of employee deferrals. These funds will be accumulated under the Plan until paid out at termination, disability, death or retirement. The Plan allows for loans and hardship withdrawals within legal limitations.

          The vested portion of matching contributions made to the 401(k) Plan during 1995 on behalf of the individual officers named above and the Executive Officers as a group are as follows: Mr. Bolinger, $4,500; Mr. Cloney, $4,500; Mr. Mull, $4,500; Mr. Luppert, $4,330; Mr. Reuter, $4,500; and the Executive Officers as a group, $45,804..

Item 12.   Security Ownership of Certain Beneficial Owners
-------    -----------------------------------------------
           and Management.
           ---------------

     To the best of Susquehanna's knowledge, no person owns beneficially more than 5% of Susquehanna's Common Stock.

     The following table sets forth, as of February 16, 1996, the shares of Susquehanna's Common Stock deemed to be owned beneficially by each director and/or nominee and by directors and executive officers as a group:


-----------------------------------------------------------------------------------------------------
                              Nature and Amount of Beneficial
                              Ownership of Susquehanna Common         Percentage of Outstanding
 Name of Beneficial Owner               Stock(1)                       Susquehanna Common Stock
-----------------------------------------------------------------------------------------------------

James G. Apple(5)                                        17,054                               0.130%
Robert S. Bolinger                                       11,174                               0.085%
Richard M. Cloney(2)                                      1,695                               0.013%
John M. Denlinger                                        14,292                               0.109%
Richard E. Funke(2)(6)                                   39,972                               0.304%
Henry H. Gibbel(3)                                       68,562                               0.521%
Marley R. Gross                                           1,428                               0.011%
T. Max Hall(4)                                            4,581                               0.035%
Edward W. Helfrick(2)                                   116,196                               0.884%
C. William Hetzer, Jr.(2)                                 2,000                               0.015%
George J. Morgan                                          4,947                               0.038%
Raymond M. O'Connell                                     49,419                               0.376%
Robert C. Reymer, Jr.                                     3,651                               0.028%
Roger V. Wiest                                           15,500                               0.118%
All Directors, Nominees
and Officers as a Group
(26 in number)                                          375,415                                2.86%
-----------------------------------------------------------------------------------------------------

Footnotes to Security Ownership of Certain Beneficial Owners Table

(1) Unless otherwise indicated, shares shown as beneficially owned are held individually by the person indicated or jointly with spouse or children living in the same household, individually by the spouse or children living in the same household, or as trustee, custodian or guardian for minor children living in the same household.

(2)  Nominee for three year term expiring in 1999.

(3) Mr. Gibbel has sole beneficial ownership with respect to 53,250 shares and shares beneficial ownership with his wife with respect to 10,812 shares. 4,500 shares are beneficially owned solely by Mr. Gibbel's wife. Mr. Gibbel is also an officer and director of Gibbel Foundation, Inc., Penn Charter Mutual Insurance Co., and Lititz Mutual Insurance Co. These three organizations hold 3,125 shares, 12,500 shares, and 108,750 shares respectively, to which Mr. Gibbel disclaims beneficial ownership.

(4) Mr. Hall has sole beneficial ownership of 3,937 shares. In addition, 644 shares are held in a Keogh Plan for the benefit of Mr. Hall.

(5) Mr. Apple, has sole beneficial ownership with respect to 5,542 shares. In addition, 11,512 shares are held in trust under the John A. Apple, Deceased, Marital Trust with respect to which Mr. Apple shares beneficial ownership.

(6) Mr. Funke has sole beneficial ownership with respect to 16,931 shares. 18,000 shares are beneficially owned solely by Mr. Funke's wife, and 1,380 shares are beneficially owned solely by his children. In addition, Mr. Funke shares joint ownership with his mother with respect to 3,661 shares.

------------------------------------

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          Certain directors and executive officers of Susquehanna and its subsidiaries, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. All such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1995, these loans totaled $27.6 million, which represented 10% of stockholder's equity.

          During 1995 the law firms in which directors Hall, Morgan, and Wiest are principals, received fees from Susquehanna affiliates in amounts which did not exceed 5% of their respective firm's gross revenues for that year.

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedule and
-------
          Reports on Form 8-K.
          --------------------
(a)  Financial Statement Schedules and Exhibits

          (1) Financial Statements. See Item 8 of this report for the index to Financial statements.

          (2) Financial Statement Schedules.  Not Applicable.

          (3)  Exhibits.

     Exhibit Numbers
     ---------------
     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3) (a) Articles of Incorporation. Incorporated by reference to Attachment E to the Registrant's Joint Proxy Statement/Prospectus on Registrant's Registration Statement on Form S-4, Registration No. 33-13276.
          (b) By-laws. Incorporated by reference to Exhibit (3)(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
     (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's Common Stock and the rights of the note holders of the Registrant's wholly-owned subsidiary, Farmers First, are contained in the following documents or instruments, which are incorporated herein by reference or are filed herewith:

          (i) Articles of Incorporation. Incorporated by reference to Attachment E to the Registrant's Joint Proxy
                 Statement/Prospectus on Registrant's Registration Statement on Form S-4, Registration No. 33-76319.

          (ii) By-laws. Incorporated by reference to Exhibit (3)(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          (iii) Form of Subordinated Note/Indenture incorporated by reference to Registration Statement on Form S-3, Registration No. 33-87624 to which it was attached as an exhibit.

     (9) Voting trust agreement.  Not Applicable.

     (10) Material Contracts. Susquehanna Bancshares, Inc.'s, Performance Award Plan as amended in 1995, is filed herewith. The Phantom Stock Appreciation Plan is incorporated by reference to the Exhibit attached to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

     (11) Statement re:  computation of per share earnings.  Filed herewith.

     (12) Statements re:  computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders. Not applicable.

     (16) Letter re:  change in certified accountant.  Not applicable.

     (18) Letter re:  change in accounting principles.  Not Applicable.

     (19) Report furnished to security holders.  Not Applicable.

     (21) Subsidiaries of the registrant.  Filed herewith.

     (22) Published report regarding matters submitted to vote of security holders. Not Applicable.
     (23) Consents of experts and counsel.  Filed herewith.

     (24) Power of Attorney.  Not Applicable.

     (27) Financial Data Schedule.  Filed herewith.

     (28) Information from reports furnished to state insurance regulatory authorities. Not Applicable.

     (99) Additional exhibits.  Not Applicable.

(b) Reports on Form 8-K. The Current Report on Form 8-K dated December 21, 1994, which Report contains (i) for Atlanfed Bancorp, Inc., unaudited interim consolidated financial information as of September 30, 1994, and for the interim periods ended September 30, 1994 and 1993, and (ii) for Fairfax Financial Corporation and Reisterstown Holdings, Inc., audited consolidated financial information as of September 30, 1994 and 1993, and for the years ended September 30, 1994, 1993 and 1992.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUSQUEHANNA BANCSHARES, INC.

                                               /s/
                                         By: ___________________________________
Dated:  March 27, 1996                         Robert S. Bolinger, President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                          Date
---------                     -----                          ----
       /s/
--------------------------    President, Chief Executive     March 27, 1996
(Robert S. Bolinger)          Officer and Director

       /s/
--------------------------    Principal Financial and        March 27, 1996
(J. Stanley Mull, Jr.)        Accounting Officer

       /s/
--------------------------    Vice President, Secretary      March 27, 1996
(Richard M. Cloney)           and Director

       /s/
--------------------------    Director                       March 27, 1996
(John M. Denlinger)



--------------------------    Director                       March   , 1996
(Henry H. Gibbel)



       /s/
--------------------------    Director                       March 27, 1996
(George J. Morgan)

                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1995

                             [SIGNATURES CONTINUED]


Signature                     Title                          Date
---------                     -----                          ----


--------------------------    Director                       March   , 1996
(James G. Apple)


       /s/
--------------------------    Director                       March 27, 1996
(Edward W. Helfrick)



       /s/                    Director                       March 27, 1996
--------------------------
(Roger V. Wiest)



                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1995

                             [SIGNATURES CONTINUED]


Signature                     Title                          Date
---------                     -----                          ----

       /s/
--------------------------    Director                       March 27, 1996
(T. Max Hall)


--------------------------    Director                       March   , 1996
(Raymond M. O'Connell)



                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1995

                             [SIGNATURES CONTINUED]


Signature                     Title                          Date
---------                     -----                          ----


       /s/
--------------------------    Director                       March 27, 1996
(Richard E. Funke)



       /s/
--------------------------    Director                       March 27, 1996
(Marley R. Gross)



       /s/
--------------------------    Director                       March 27, 1996
(C. William Hetzer, Jr.)



       /s/
--------------------------    Director                       March 27, 1996
(Robert C. Reymer, Jr.)



                            [END OF SIGNATURE PAGES]

                                 EXHIBIT INDEX


Exhibit No.                                        Sequentially Numbered Page
-----------                                        --------------------------


(10)   Performance Award Plan

(11)   Computation of per share earnings

(21)   Subsidiaries of the Registrant

(23)   Consents of experts and counsel

(27)   Financial Data Schedule