Form 10-Q
period 1996-03-31
SUSQUEHANNA BANCSHARES INC
filed 1996-05-13
CIK 700863

                                 10-QFORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                                Yes  X    No  _____
                                    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1996 the Registrant had 13,143,761 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                SEQUENTIAL
                                                                PAGE
                                                                REFERENCE


PART I.     FINANCIAL INFORMATION..............................   3

Item 1.     FINANCIAL STATEMENTS...............................   3

       Consolidated Balance Sheets -
       As of March 31, 1996 and 1995,
       And December 31, 1995...................................   3

       Consolidated Statements of Income
       For the three months ended
       March 31, 1996 and 1995.................................   4

       Consolidated Statements of Cash Flow
       For the Three Month Periods
       Ended March 31, 1996 and 1995...........................   5
       Notes to Consolidated Financial Statements..............  6-7


Item 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF THE RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION..............................  8-19

PART II   OTHER INFORMATION....................................   20


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................   20

          SIGNATURES...........................................   20

PART I. FINANCIAL INFORMATION
        Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                                          March 31            December 31         March 31
ASSETS                                                                            1996                  1995              1995
- ------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                          $85,240               $87,107          $74,521
Short-term investments                                                            99,600                92,110           52,488
Investment securities available for sale                                         479,938               476,139          352,853
Investment securities held to maturity                                           141,163               133,879          219,685
        (Fair values of $142,012; $135,106; and $215,797)
Loans and leases, net of unearned income                                       2,123,977             1,712,951        1,486,144
Less: Allowance for loan and lease losses                                         32,358                27,563           23,802
                                                                             -----------           -----------       ----------
          Net loans and leases                                                 2,091,619             1,685,388        1,462,342
                                                                             -----------           -----------       ----------
Premises and equipment (net)                                                      37,376                36,414           31,915
Accrued income receivable                                                         22,129                19,148           16,752
Other assets                                                                      84,079                55,972           45,919
                                                                             -----------           -----------       ----------
        Total assets                                                          $3,041,144            $2,586,157       $2,256,475
                                                                             ===========           ===========       ==========
LIABILITIES & STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------

Deposits:
        Demand                                                                  $291,064              $270,411         $242,505
        Interest-bearing demand                                                  649,369               483,835          444,552
        Savings                                                                  404,174               390,257          384,874
        Time                                                                   1,079,230               899,013          732,378
        Time of $100 or more                                                     106,181                72,526           50,590
                                                                             -----------           -----------       ----------
                Total deposits                                                 2,530,018             2,116,042        1,854,899
                                                                             -----------           -----------       ----------
Short-term borrowings                                                             57,923                69,432           52,798
Long-term debt                                                                   130,902                86,274           99,054
Accrued interest, taxes, and expenses payable                                     28,113                25,732           19,096
Other liabilities                                                                 13,708                15,278            7,447
                                                                             -----------           -----------       ----------
                Total liabilities                                              2,760,664             2,312,758        2,033,294

Stockholders' equity:
        Common stock
                 Authorized: 32,000,000 shares ($2.00 par value)
                 Issued:   13,186,092; 12,991,007; and 11,682,879,
                 respectively                                                     26,372                25,982           23,366
        Surplus                                                                   77,721                73,173           42,919
        Retained earnings                                                        176,417               172,209          161,072
        Unrealized gains and losses for available-for-sale
           securities, net of taxes                                                  293                 2,358           (3,803)
        Less: Treasury stock, (42,331; 48,962 and 48,962 common shares
                at cost, respectively)                                               323                   323              373
                                                                             -----------           -----------       ----------
                Total stockholders' equity                                       280,480               273,399          223,181
                                                                             -----------           -----------       ----------
Total liabilities and stockholders' equity                                    $3,041,144            $2,586,157       $2,256,475
                                                                             ===========           ===========       ==========
- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.




Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
- ------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                                    1996             1995
- ------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                              $45,535          $32,630
Interest on investment securities: Taxable                                           7,702            7,043
                                   Tax-exempt                                        1,233            1,379
Interest on short-term investments                                                   1,117              617
- ------------------------------------------------------------------------------------------------------------
        Total interest income                                                       55,587           41,669
- ------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                                      4,057            3,108
        Savings                                                                      2,421            2,457
        Time                                                                        15,664            9,176
Interest on short-term borrowings                                                      606              914
Interest on long-term debt                                                           2,236            1,452
- ------------------------------------------------------------------------------------------------------------
        Total interest expense                                                      24,984           17,107
- ------------------------------------------------------------------------------------------------------------
Net interest income                                                                 30,603           24,562
Provision for loan and lease losses                                                  1,031            1,500
- ------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                       29,572           23,062
- ------------------------------------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                                                  1,267            1,186
Other service charges, commissions, fees                                               446              259
Income from fiduciary-related activities                                               781              663
Other operating income                                                               2,344            1,234
Investment security gains/(losses)                                                     151              (88)
- ------------------------------------------------------------------------------------------------------------
        Total other income                                                           4,989            3,254
- ------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                                                      12,108           10,000
Net occupancy expense                                                                1,783            1,361
Furniture and equipment expense                                                      1,124              977
FDIC insurance premiums                                                                429            1,047
Other operating expenses                                                             7,255            5,794
- ------------------------------------------------------------------------------------------------------------
        Total other expenses                                                        22,699           19,179
- ------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                                   11,862            7,137
Provision for income taxes                                                           3,842            1,918
- ------------------------------------------------------------------------------------------------------------
Net income                                                                          $8,020           $5,219
============================================================================================================
Per share information:
        Net income                                                                   $0.61            $0.45
        Cash dividends                                                                0.29             0.27
Average shares outstanding                                                          13,142           11,634
- ------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Three month periods ended March 31                                                             1996             1995
                                                                                          ---------        ---------
OPERATING ACTIVITIES:
    Net income                                                                               $8,020           $5,219
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, amortization and accretion                                              2,912            2,385
        Provision for loan and lease losses                                                   1,031            1,500
        (Gain) / loss on securities transactions                                               (151)              89
        Gain on sale of mortgages                                                              (649)             (90)
        (Gain)/loss on sale of other real estate owned                                          (24)             (33)
        Mortgage loans originated for resale                                                (52,443)          (5,506)
        Sale of mortgage loans originated for resale                                         46,031            5,702
        (Increase)/decrease in accrued interest receivable                                   (2,981)           1,095
        Decrease in accrued interest payable                                                  1,228              729
        Increase in accrued expenses and taxes payable                                          429             (111)
        Change in fiscal year of pooled entity                                                 --             (1,174)
        Other, net                                                                           (4,768)          (1,199)
                                                                                          ---------        ---------
Net cash provided by operating activities                                                    (1,365)           8,606
                                                                                          ---------        ---------

INVESTING ACTIVITIES:
    Proceeds from the sale of available-for-sale securities                                  19,838           22,528
    Proceeds from the maturity of investment securities                                      32,628           20,429
    Purchase of available-for-sale securities                                               (48,066)         (11,028)
    Net increase in loans and leases                                                         (4,232)         (21,556)
    Capital expenditures                                                                     (1,253)            (935)
    Net cash (paid) / received in acquisition                                               (31,298)            --
    Change in fiscal year of pooled entity                                                     --             (1,049)
                                                                                          ---------        ---------
Net cash used for investing activities                                                      (32,383)           8,389


FINANCING ACTIVITIES:
    Net increase / (decrease) in deposits                                                    17,586          (11,431)
    Net increase / (decrease) in short-term borrowings                                      (11,509)         (20,554)
    Proceeds from issuance of long-term debt                                                 35,000           85,550
    Repayment of long-term debt                                                              (2,832)         (38,610)
    Proceeds from issuance of common stock                                                    4,938              625
    Dividends paid                                                                           (3,812)          (2,817)
    Change in fiscal year of pooled entity                                                     --              2,175
Net cash provided by/(used for) financing activities                                         39,371           14,938
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                        5,623           31,933
                                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                      179,217           95,076
                                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                      $184,840         $127,009
                                                                                          =========        =========

Cash and cash equivalents:
    Cash and due from banks                                                                 $85,240          $74,521
    Short-term investments                                                                   99,600           52,488
                                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                      $184,840         $127,009
                                                                                          =========        =========

    Interest paid on deposits, short-term borrowings, and long-term debt was $23,756 in 1996, and $16,398 in 1995. Income taxes paid were $87 in 1996, and
$280 in 1995. Amounts transferred to other real estate owned were $1,422 in 1996, and $1,139 in
    On February 1, 1996, Susquehanna acquired Fairfax Finanacial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
- ------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------

                                                                                              UNREALIZED
Three Month Periods Ended March 31                     COMMON                   RETAINED    GAIN/(LOSS) ON     TREASURY       TOTAL
(In thousands, except per share)                        STOCK      SURPLUS      EARNINGS      SECURITIES         STOCK       EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1995                             $23,366      $42,919      $159,051        ($7,859)         ($373)    $217,104
   Change in fiscal year of pooled entity                             (623)         (381)           (44)                     (1,048)
   Common stock issued under
      employee benefit plans                                           623                                                      623
   Net income                                                                      5,219                                      5,219
   Change in unrealized gain/loss on securities                                                   4,100                       4,100
   Cash dividends paid:
      Per common share of $0.27                                                   (2,817)                                    (2,817)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1995                              $23,366      $42,919      $161,072        ($3,803)         ($373)    $223,181
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996                             $25,982      $73,173      $172,209         $2,358          ($323)    $273,399
   Net income                                                                      8,020                                      8,020
   Common stock issued under
      employee benefit plans                                             2                                                        2
   Stock issued in public offering                        390        4,546                                                    4,936
   Change in unrealized gain/loss on securities                                                  (2,065)                     (2,065)
   Cash dividends paid:
      Per common share of $0.29                                                   (3,812)                                    (3,812)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31,1996                               $26,372      $77,721      $176,417           $293          ($323)    $280,480
====================================================================================================================================

ACCOUNTING POLICIES
   The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 1996 and 1995.
   The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 44 and 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, except as noted in the following paragraphs.
   Susquehanna adopted Statement of Financial Accounting Standards No.121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") in the first quarter of 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on Susquehanna's financial condition or results of operations as Susquehanna has historically applied the principles of SFAS 121 to its financial statements and notes.
   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 - "Accounting for Mortgage-Servicing Rights" ("SFAS 122") in 1995. SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loans as a whole and recorded as an asset separate from the underlying loans. SFAS 122 prohibits retroactive application; accordingly, SFAS 122 was adopted in the first quarter of 1996 and did not have a material effect on Susquehanna's financial condition or results of operations.

INVESTMENT SECURITIES

- ------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     March 31, 1996                        December 31, 1995
                                                             ------------------------------         --------------------------------
(In thousands)                                               Amortized cost      Fair value         Amortized cost       Fair value
- ------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                                 $174,576           $174,745            $171,733           $173,203
   U.S. Government agencies                                       72,166             71,908              70,530             70,641
   Mortgage-backed                                               126,383            125,776             118,580            118,341
   Corporates                                                     85,563             86,275              94,798             96,318
   Equities                                                       20,247             21,234              16,798             17,636
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 478,935            479,938             472,439            476,139
- ------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government agencies                                      $16,935            $16,953             $21,883            $21,914
   State & municipal                                             115,349            116,203             102,927            104,074
   Mortgage-backed                                                 8,829              8,806               9,019              9,068
   Corporates                                                         50                 50                  50                 50
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 141,163            142,012             133,879            135,106
- ------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                     $620,098           $621,950            $606,318           $611,245
====================================================================================================================================



Susquehanna Bancshares, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
- ------------------------------------------------------------------------------------------------------------------------------------

Loans and leases, net of unearned income at March 31, 1996 and December 31, 1995, were as follows:
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,          December 31,

(In thousands)                                                                                         1996                1995
- ------------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural                                                               $199,766            $198,802
Real estate - construction                                                                             194,630             177,253
Real estate - mortgage                                                                               1,417,679           1,091,066
Consumer                                                                                               282,822             223,039
Leases                                                                                                  29,080              22,791
- ------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                                                                           $2,123,977          $1,712,951
====================================================================================================================================

IMPAIRED LOANS
- ------------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of March 31, 1996 and December 31, 1995, is presented as follows:
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,          December 31,

(Dollars in thousands)                                                                                 1996                1995
- ------------------------------------------------------------------------------------------------------------------------------------


Impaired loans without a related reserve                                                               $12,755             $12,656
Impaired loans with a reserve                                                                            2,637               2,685
- ------------------------------------------------------------------------------------------------------------------------------------

   Total impaired loans                                                                                $15,392             $15,341
====================================================================================================================================

Reserve for impaired loans                                                                                $353                $416
====================================================================================================================================

An analysis of impaired loans for the quarters ended March 31, 1996 and 1995 is presented as follows:
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         1996               1995
- ------------------------------------------------------------------------------------------------------------------------------------

Average balance of impaired loans                                                                      $14,180             $12,722
Interest income on impaired loans (cash-basis)                                                             58                  121

SHORT-TERM BORROWINGS
- ------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings at March 31, 1996 and December 31, 1995, were as follows:
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,          December 31,

        (In thousands)                                                                                1996                 1995
- ------------------------------------------------------------------------------------------------------------------------------------


Subsidiaries:
   Securities sold under repurchase agreements                                                         $48,565             $47,032
   Treasury tax and loan notes                                                                           6,358               4,400
   Federal Home Loan Bank borrowings                                                                     3,000              18,000
Parent:
   None
- ------------------------------------------------------------------------------------------------------------------------------------

  Total short-term borrowings                                                                          $57,923             $69,432
====================================================================================================================================


LONG-TERM DEBT
- ------------------------------------------------------------------------------------------------------------------------------------

Long-term debt at March 31, 1996 and December 31, 1995,  was as follows:
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,          December 31,

(In thousands)                                                                                         1996                1995
- ------------------------------------------------------------------------------------------------------------------------------------

Subsidiaries:
   Term note due July, 1996                                                                             $4,000              $4,000
   Term note due October, 1997                                                                             ---               2,000
   Term note due July, 1998                                                                              5,000               5,000
   Installment note due June, 1999                                                                          56                  60
   FHLB advances in varying maturities through December, 2003                                           36,312              24,678
   Term loan note due September, 2014                                                                      534                 536
Parent:
   Senior notes due February, 2003                                                                      35,000                 ---
   Subordinated notes due February, 2005                                                                50,000              50,000
- ------------------------------------------------------------------------------------------------------------------------------------

   Total long-term debt                                                                               $130,902             $86,274
====================================================================================================================================

ACQUISITIONS
- ------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share
- ------------------------------------------------------------------------------------------------------------------------------------


     On April 21, 1995, SBI purchased Reisterstown Holdings, Inc.("Reisterstown"), a Maryland thrift holding company with $248 million in assets and $210 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Reisterstown have been included in Susquehanna since the date of the acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of income tax effects. Goodwill of $12.7 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

     On February 1, 1996, SBI purchased Fairfax Financial Corporation ("Fairfax"), a Maryland thrift holding company with $455 million in assets and $396 million in deposits at the acquisition date, for $62.7 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Fairfax have been included in Susque-hanna since the date of the acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of income tax effects. Goodwill of $21.4 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

     A summary of unaudited pro forma combined financial information for Susquehanna, Reisterstown, and Fairfax follows:



- ------------------------------------------------------------------------------------------------------------------------------------

Quarter ended March 31                                                                               1996               1995
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                                    $31,721             $30,975
Provision for loan and lease losses                                                                      1,533               1,544
Other income                                                                                             5,477               4,670
Other expense                                                                                           23,400              24,628
- ------------------------------------------------------------------------------------------------------------------------------------

Income Taxes                                                                                            12,265               9,473
Taxes                                                                                                    4,110               3,056
- ------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                              $8,155              $6,417
====================================================================================================================================

Earnings per share                                                                                       $0.62               $0.49

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------------
AND FINANCIAL CONDITION
- -----------------------

The following is management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna").

                            Significant Transactions
                            ------------------------

          Several significant transactions occurred which affect the comparability of Susquehanna's financial performance for the first quarter of 1996 versus the first quarter of 1995. These transactions are described in the following paragraphs.

          On February 9, 1995, Susquehanna issued $50 million 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisterstown Holdings, Inc. ("Reisterstown") on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds were used for general corporate purposes.

          On April 1, 1995, Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("Atlanfed") issuing 1,199,333 common shares for all of Atlanfed's outstanding shares. Total assets of Atlanfed at the acquisition date were $255 million. Deposits totaled $179 million; loans outstanding were $189 million; and stockholders' equity was $22.6 million. The transaction was treated as a pooling-of-interests and Susquehanna's financial results for all reported periods are restated to include Atlanfed's financial results.

          On April 21, 1995, Susquehanna completed the acquisition of Reisterstown acquiring all of the assets and assuming all the liabilities of Reisterstown for $28.6 million.

Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995 forward. The loans acquired totaled $198 million, total assets were $248 million and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

          On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares at $26.50, netting $32.6 million after underwriting commissions. The proceeds from the offering were used as part of the purchase price to acquire Fairfax Financial Corporation ("Fairfax").

                                Earnings Summary
                                ----------------

          Susquehanna's net income for the first quarter of 1996 was $8.0 million, a 54% increase over the net income of $5.2 million reported in the first quarter of 1995. Contributing to this strong earnings performance was a $6.0 million or 25% increase in net interest income resulting from a growth in average earning assets of 28%. This growth was primarily the result of the acquisitions of Reisterstown and Fairfax.

          Earnings per share increased 36% from $.45 per share for the first quarter of 1995 to $.61 per share for the first quarter of 1996 while ROA and ROE increased from 0.95% and 9.61%, respectively, in 1995 to 1.13% and 11.58%, respectively, in 1996.

          At March 31, 1996, the equity to total assets ratio was 9.22% compared to 10.57% at December 31, 1995 and 9.89% at March 31, 1995. The book value per share at the same period ends was $21.34, $21.11 and $19.18, respectively.

            On January 2, 1996, the underwriters exercised their 15% over-allotment option and another 195,000 shares of Susquehanna's common stock were issued to the public. The net proceeds to Susquehanna after underwriting commissions were $4.9 million and were used as part of the purchase price to acquire Fairfax.

          On January 29, 1996, Susquehanna issued $35 million 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax and for general corporate purposes.

          On February 1, 1996, Susquehanna acquired all of the assets and assumed all the liabilities of Fairfax for $62.7 million. Accordingly, the transaction will be recorded under the purchase method of accounting. Assets acquired were $455 million; loans acquired were $402 million; and deposits acquired were $396 million. The excess purchase price of $21.4 million will be amortized over 15 years.

                              Net Interest Income
                              -------------------

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

          Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 86% and 88% for the quarters ended March 31, 1996 and 1995, respectively.

          Net interest income increased $6.0 million from $24.6 million in the first quarter to 1995 of $30.6 million in the first quarter of 1996. This increase was due to a 28% increase in average earning assets as noted in Table 2 offset by a 21 basis point decline in net interest margin from 4.95% in 1995 to 4.74% in 1996. The increase in average earning assets was primarily the result of the Reisterstown and Fairfax acquisitions. The decline in net interest margin was due primarily to the issuance of 9.00% subordinated notes in February 1995 and the acquisition of Reisterstown and Fairfax which have higher funding costs especially with regard to certificates of deposit. Susquehanna's net interest margin should decline slightly in the second quarter as the effect of Fairfax will be included for three months in the second quarter versus only two months in the first quarter.

                                  Other Income
                                  ------------

          Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for servicing loans, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 14% and 12% for the periods ended March 31, 1996 and 1995, respectively.

          Non-interest income increased $1.7 million or 53% from $3.3 million in the first quarter of 1995 to $5.0 million in the first quarter of 1996. This increase resulted primarily from the acquisitions of Reisterstown and Fairfax which contributed $1.3 million to non-interest income and investment security gains of $151,000 in 1996 versus losses of $88,000 in 1995.

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

          Non-interest expense increased $3.5 million or 18% from $19.2 million in the first quarter of 1995 to $22.7 million in the first quarter of 1996. This increase resulted from the acquisitions of Reisterstown and Fairfax which contributed $3.9 million to non-interest expense offset by a $0.6 million improvement in FDIC insurance premiums due to a reassessment of the insurance rate.

                                  Income Taxes
                                  ------------

          Susquehanna's effective tax rate increased from 26.87% in the first quarter of 1995 to 32.39% in the first quarter of 1996 as non-deductible expenses increased due to the acquisitions of Reisterstown and Fairfax.

                                  Risk Assets
                                  -----------

          Table 3 shows a $5.7 million increase in nonperforming assets from $30.8 million at December 31, 1995 to $36.5 million at March 31, 1996. This increase was primarily due to the acquisition of Fairfax in February 1996 as nonperforming assets to period-end loans and OREO declined from 1.79% at December 31, 1995 to 1.71% at March 31, 1996. Loan loss reserve to non-performing loans at March 31, 1996 was 107% compared with 108% at December 31, 1995.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

          As illustrated in Table 4, the provision declined by $0.5 million from the first quarter of 1995 to the first quarter of 1996 as net charge-offs declined by $1.1 million for the same periods. The allowance at March 31, 1996 was 1.52% of period-end loans and leases compared to 1.60% at March 31, 1995.

                               Capital Resources
                               -----------------

          Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 1996 was 11.84%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 1996 was 15.56%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 1996 was 8.53%.

                           Asset/Liability Management
                           --------------------------

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

          However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $100 million or 16% of the investment portfolio at March 31, 1996. Short-term investments totaling $100 million at March 31, 1996 represent additional sources of liquidity.

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

          Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at March 31, 1996. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS



                                                 For the Three Month Period Ended        For the Three Month Period Ended
(In thousands)                                             March 31, 1996                           March 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------
                                               Average                                   Average
Assets                                         Balance      Interest     Rate (%)        Balance     Interest    Rate (%)
- ------------------------------------------------------------------------------------------------------------------------------
Short-term investments                        $   82,654       $ 1,117       5.44     $   39,552     $   617       6.33
Investment securities:
      Taxable                                    503,739         7,702       6.15        468,281       7,043       6.10
      Tax-advantaged                             109,784         1,893       6.94        118,607       2,118       7.24
- ------------------------------------------------------------------------------------------------------------------------------
   Total investment securities                   613,523         9,595       6.29        586,888       9,161       6.33
Loans and leases, (net):
      Taxable                                  1,945,291        44,801       9.26      1,429,092      32,019       9.09
      Tax-advantaged                              44,850         1,130      10.13         43,333         940       8.80
- ------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                      1,990,141        45,931       9.28      1,472,425      32,959       9.08
- ------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  2,686,318       $56,643       8.48      2,098,865      42,737       8.26
                                                            ======================                  ====================
Allowance for loan and lease losses              (30,613)                                (24,046)
Other non-earning assets                         201,367                                 154,986
                                             -----------                             -----------
          Total assets                        $2,857,072                              $2,229,805
                                             ===========                             ===========
Liabilities & Equity
Deposits:
      Interest-bearing demand                 $  591,046       $ 4,057       2.76     $  459,207     $ 3,108       2.74
      Savings                                    400,922         2,421       2.43        389,896       2,457       2.56
      Time                                     1,116,681        15,664       5.64        757,126       9,176       4.92
Short-term borrowings                             49,193           606       4.95         64,627         914       5.74
Long-term debt                                   107,586         2,236       8.36         78,187       1,452       7.53
- ------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             2,265,428       $24,984       4.44      1,749,043     $17,107       3.97
                                                            ======================                 ====================
Demand deposits                                  265,873                                 239,473
Other liabilities                                 47,119                                  21,059
- ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                      $2,578,420                              $2,009,575
Stockholders' equity                             278,652                                 220,230
- ------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity      $2,857,072                              $2,229,805
                                             ============                            ============
Net interest income/yield on
  average earning assets                                       $31,659       4.74                    $25,630       4.95
                                                            ======================                 ====================


   For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and subsidiaries

TABLE 2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES



                                                   Three months ended                             Three months ended
                                                 March 31, 1996 compared                        March 31, 1996 compared
                                                   to March 31, 1995                             to December 31, 1995

(In thousands)                             Average Volumes        Income / Expense        Average Volumes        Income / Expense
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                    $           %         $             %          $          %          $           %
- ------------------------------------------------------------------------------------------------------------------------------------
Loans and Leases                         517,716        35.2    12,905          39.5     289,547       17.0     4,595        11.2
Investments                               26,635         4.5       513           6.1      10,131        1.7       (26)       (0.3)
Short-term investments                    43,102       109.0       500          81.0      15,297       22.7       188        20.2
- ------------------------------------------------------------------------------------------------------------------------------------
      Total                              587,453        28.0    13,918          33.4     314,975       13.3     4,757         9.4
                                       ======================  ----------------------   ====================   ---------------------
LIABILITIES:
Interest-bearing demand                  131,839        28.7       949          30.5     108,960       22.6       688        20.4
Savings                                   11,026         2.8       (36)         (1.5)      9,151        2.3        58         2.5
Time                                     359,555        47.5     6,488          70.7     143,712       14.8     1,759        12.7
Short-term borrowings                    (15,434)      (23.9)     (308)        (33.7)    (14,966)     (23.3)     (180)      (22.9)
Long-term debt                            29,399        37.6       784          54.0      20,314       23.3       468        26.5
- ------------------------------------------------------------------------------------------------------------------------------------
      Total                              516,385        29.5     7,877          46.0     267,171       13.4     2,793        12.6
                                       ======================  ----------------------   ====================   ---------------------

Net interest income                                              6,041          24.6                            1,964         6.9
Provision for loan and lease losses                               (469)        (31.3)                            (252)      (19.6)
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan and lease losses                           6,510          28.2                            2,216         8.1
Investment security gains/(losses)                                 239         271.6                              137       978.6
Other operating income                                           1,496          44.8                              514        11.9
- ------------------------------------------------------------------------------------------------------------------------------------
Income before operating expenses                                 8,245          31.3                            2,867         9.0
- ------------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                   2,108          21.1                            1,137        10.4
Net occupancy & equipment                                          569          24.3                              343        13.4
Other operating expenses                                           843          12.3                             (143)       (1.8)
- ------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         3,520          18.4                            1,337         6.3
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       4,725          66.2                            1,530        14.8
Provision for income taxes                                       1,924         100.3                              659        20.7
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                       2,801          53.7                              871        12.2
====================================================================================================================================




Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3- RISK ASSETS
- -------------------------------------------------------------------------------------------------------------------
                                                                    March 31,       December 31,           March 31,
(Dollars in thousands)                                                1996             1995                  1995
- -------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
    Nonaccrual loans and leases                                      $23,712            $18,754            $24,709
    Restructured accrual loans                                         6,645              6,703              6,914
    Other real estate owned                                            6,150              5,344              5,434
- -------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $36,507            $30,801            $37,057
===================================================================================================================
As a percent of period-end loans and leases and
    other real estate owned                                             1.71%              1.79%              2.48%
Loans and leases contractually
   past due 90 days and still accruing                                $7,613             $4,820             $5,790

TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
- -------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31
(Dollars in thousands)                                                                1996            1995
- -------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                           $27,563            $23,845
    Allowance acquired in business combination                                            4,229                 -
    Change in fiscal year of pooled entity                                                   -                  (8)
    Additions charged to operating expenses                                               1,031              1,500
- -------------------------------------------------------------------------------------------------------------------
                                                                                         32,823             25,337
- -------------------------------------------------------------------------------------------------------------------
    Charge-offs                                                                            (774)            (1,751)
    Recoveries                                                                              309                216
- -------------------------------------------------------------------------------------------------------------------
        Net charge-offs                                                                    (465)            (1,535)
- -------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                                    $32,358            $23,802
===================================================================================================================
Net charge-offs as a percent of average loans and leases(annualized)                       0.09%              0.42%
Allowance as a percent of period-end loans and leases                                      1.52%              1.60%

Average loans and leases                                                             $1,990,141         $1,472,425
Period-end loans and leases                                                           2,123,977          1,486,144


Susquehanna Bancshares, Inc. and subsidiaries

TABLE 5 ---  Interest Rate Sensitivity


At March 31, 1996                                                1 - 90    90 - 180   180 - 365    1 year
(In thousands)                                                    days       days       days      or more                 TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------

ASSETS:
    Short - term investments                                      $99,600                                                  $99,600
    Investment securities                                          40,418     45,352     72,085     463,246                621,101
    Loans and leases, net of unearned income *                    663,360    104,176    347,302     985,427              2,100,265
                                                             -----------------------------------------------------------------------

          Total                                                  $803,378   $149,528   $419,387  $1,448,673             $2,820,966
                                                             =======================================================================

LIABILITIES:
    Deposits:
          Interest - bearing demand                              $649,369                                                 $649,369
          Savings                                                 404,174                                                  404,174
          Time                                                    248,746    159,925    272,563     397,996              1,079,230
          Time in denominations of $100 or more                    25,172     12,349     28,959      39,701                106,181
    Short - term borrowings                                        57,223        700                                        57,923
    Long - term debt                                                1,000      4,000      9,200     116,702                130,902
                                                              ----------------------------------------------------------------------

          Total                                                $1,385,684   $176,974   $310,722    $554,399             $2,427,779
                                                              ======================================================================

INTEREST SENSITIVITY GAP:
    Periodic                                                    ($582,306)  ($27,446)  $108,665    $894,274               $393,187
    Cumulative                                                              (609,752)  (501,087)    393,187

CUMULATIVE GAP AS A PERCENTAGE
    OF EARNING ASSETS                                               -20.6%     -21.6%     -17.8%       13.9%

* Does not include nonaccruing loans and leases.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     On January 23, 1996, Registrant filed a report on Form 8-K, under Item 5, which presented the Registrant's Fourth Quarter 1995 earnings release to the public.

     On February 14, 1996, Registrant filed a Report on Form 8-K, under Item 2, which discussed completion of the acquisition of Fairfax Financial Corporation by the Registrant.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUSQUEHANNA BANCSHARES, INC.



May 13, 1996                        /s/ Robert S. Bolinger
                                    ___________________________________
                                    Robert S. Bolinger
                                    President and Chief Executive Officer



May 13, 1996                        /s/ J. Stanley Mull, Jr.
                                    ____________________________________
                                    J. Stanley Mull, Jr., Vice President
                                    Treasurer, and Principal Financial
                                    Officer