Form 10-Q
period 1996-06-30
SUSQUEHANNA BANCSHARES INC
filed 1996-08-12
CIK 700863

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                             Yes  (X)      No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of June 30, 1996 the Registrant had 13,172,881 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                               SEQUENTIAL
                                                               PAGE
                                                               REFERENCE
PART I.    FINANCIAL INFORMATION................................  3

Item 1.    FINANCIAL STATEMENTS.................................  3

       Consolidated Balance Sheets -
       As of June 30, 1996 and 1995,
       And December 31, 1995....................................  3

       Consolidated Statements of Income
       For the  three months ended and six months ended
       June 30,1996 and 1995....................................  4

       Consolidated Statements of Cash Flow
       For the Six Month Periods
       Ended June 30, 1996 and 1995.............................  5

       Notes to Consolidated Financial Statements...............  6 - 8


  Item 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF THE RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION..............................  9 - 21

  PART II  OTHER INFORMATION....................................  22

  Item 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS..................................  22 - 23

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................  24

           SIGNATURES...........................................  24

PART I. FINANCIAL INFORMATION
    Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                         June 30   December 31   June 30
ASSETS                                                                           1996        1995        1995
- -----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                          $94,253     $87,107     $81,541
Short-term investments                                                            67,010      92,110      50,318
Investment securities available for sale                                         475,838     476,139     392,261
Investment securities held to maturity                                           129,523     133,879     198,941
    (Fair values of $129,512; $135,106; and $200,026)
Loans and leases, net of unearned income                                       2,130,353   1,712,951   1,712,460
Less: Allowance for loan and lease losses                                         32,004      27,563      27,779
                                                                            ------------- ----------- -----------
      Net loans and leases                                                     2,098,349   1,685,388   1,684,681
                                                                            ------------- ----------- -----------
Premises and equipment (net)                                                      37,470      36,414      34,250
Accrued income receivable                                                         21,772      19,148      18,239
Other assets                                                                      86,980      55,972      60,440
                                                                            ------------- ----------- -----------
    Total assets                                                              $3,011,195  $2,586,157  $2,520,671
                                                                            ============= =========== ===========

LIABILITIES & STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------

Deposits:
    Demand                                                                      $295,533    $270,411    $263,992
    Interest-bearing demand                                                      650,052     483,835     480,494
    Savings                                                                      411,558     390,257     397,713
    Time                                                                       1,060,190     899,013     857,770
    Time of $100 or more                                                          99,300      72,526      95,329
                                                                            ------------- ----------- -----------
         Total deposits                                                        2,516,633   2,116,042   2,095,298
                                                                            ------------- ----------- -----------
Short-term borrowings                                                             48,584      69,432      65,279
Long-term debt                                                                   126,658      86,274      94,722
Accrued interest, taxes, and expenses payable                                     23,887      25,732      20,909
Other liabilities                                                                 12,430      15,278      14,565
                                                                            ------------- ----------- -----------
         Total liabilities                                                     2,728,192   2,312,758   2,290,773

Stockholders' equity:
    Common stock
         Authorized: 32,000,000 shares ($2.00 par value)
         Issued:  13,193,184; 12,991,007; and 11,682,879, respectively            26,386      25,982      23,366
    Surplus                                                                       78,349      73,173      43,014
    Retained earnings                                                            180,936     172,209     164,329
    Unrealized gains and losses for available-for-sale
       securities, net of taxes                                                   (2,513)      2,358        (488)
    Less: Treasury stock, (20,303; 48,962 and 48,962 common shares
         at cost, respectively)                                                      155         323         323
                                                                            ------------- ----------- -----------
         Total stockholders' equity                                              283,003     273,399     229,898
                                                                            ------------- ----------- -----------
Total liabilities and stockholders' equity                                    $3,011,195  $2,586,157  $2,520,671
                                                                            ============= =========== ===========
- -----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                      JUNE 30                      JUNE 30
- ------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share )                                                  1996       1995             1996       1995
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                             $48,478    $39,003          $94,013    $71,633
Interest on investment securities: Taxable                                          7,697      6,552           15,399     13,595
                                   Tax-exempt                                       1,231      1,327            2,464      2,706
Interest on short-term investments                                                  1,028        772            2,145      1,389
- ------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                      58,434     47,654          114,021     89,323
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                                     4,684      3,323            8,741      6,431
        Savings                                                                     2,485      2,558            4,906      5,015
        Time                                                                       16,067     12,318           31,731     21,494
Interest on short-term borrowings                                                     682        769            1,288      1,683
Interest on long-term debt                                                          2,368      2,048            4,604      3,500
- ------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                     26,286     21,016           51,270     38,123
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                32,148     26,638           62,751     51,200
Provision for loan and lease losses                                                 1,348      1,071            2,379      2,571
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                      30,800     25,567           60,372     48,629
- ------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                 1,398      1,260            2,665      2,446
Other service charges, commissions, fees                                              515        272              961        531
Income from fiduciary-related activities                                              832        749            1,613      1,412
Other operating income                                                              2,933      1,488            5,277      2,722
Investment security gains/(losses)                                                     44         15              195        (73)
- ------------------------------------------------------------------------------------------------------------------------------------
        Total other income                                                          5,722      3,784           10,711      7,038
- ------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                                     12,600     10,429           24,708     20,429
Net occupancy expense                                                               1,654      1,367            3,437      2,728
Furniture and equipment expense                                                     1,204      1,053            2,328      2,030
FDIC insurance premiums                                                               523      1,192              952      2,239
Other operating expenses                                                            8,049      6,111           15,304     11,905
- ------------------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                                       24,030     20,152           46,729     39,331
- ------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                         12,492      9,199           24,354     16,336
Provision for income taxes                                                          4,157      2,799            7,999      4,717
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $8,335     $6,400          $16,355    $11,619
====================================================================================================================================

Per share information:
        Net income                                                                  $0.63      $0.55            $1.24      $1.00
        Cash dividends                                                               0.29       0.27             0.58       0.54
Average shares outstanding                                                         13,157     11,639           13,149     11,637
- ------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six month periods ended June 30                                                                  1996                   1995
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                  $16,355                $11,619
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, amortization and accretion                                                   5,476                  4,382
     Provision for loan and lease losses                                                        2,379                  2,571
     Deferred taxes                                                                                --                    160
     (Gain) / loss on securities transactions                                                    (195)                    73
     Gain on sale of mortgages                                                                   (872)                   (93)
     (Gain)/loss on sale of other real estate owned                                                 7                    (81)
     Mortgage loans originated for resale                                                    (114,745)               (21,355)
     Sale of mortgage loans originated for resale                                             112,915                 18,230
     (Increase)/decrease in accrued interest receivable                                        (2,624)                 1,312
     Decrease in accrued interest payable                                                         (33)                (2,184)
     Decrease in accrued expenses and taxes payable                                            (2,536)                (1,838)
     Change in fiscal year of pooled entity                                                        --                 (1,174)
     Other, net                                                                                (7,043)                 1,869
                                                                                             ---------               --------
Net cash provided by operating activities                                                       9,084                 13,491


INVESTING ACTIVITIES:
   Proceeds from the sale of available-for-sale securities                                     23,968                 22,528
   Proceeds from the maturity of investment securities                                         64,322                 50,497
   Purchase of available-for-sale securities                                                  (72,305)               (27,216)
   Purchase of held-to-maturity securities                                                         --                 (2,265)
   Net increase in loans and leases                                                           (18,675)               (42,108)
   Capital expenditures                                                                        (2,447)                (1,754)
   Net cash (paid) / received in acquisition                                                  (31,298)               (17,517)
   Change in fiscal year of pooled entity                                                          --                 (1,049)
                                                                                             ---------               --------
Net cash used for investing activities                                                        (36,435)               (18,884)


FINANCING ACTIVITIES:
   Net increase / (decrease) in deposits                                                        4,201                 19,149
   Net increase / (decrease) in short-term borrowings                                         (20,848)               (18,012)
   Proceeds from issuance of long-term debt                                                    35,000                 90,550
   Repayment of long-term debt                                                                 (7,076)               (46,494)
   Proceeds from issuance of common stock                                                       5,748                    768
   Dividends paid                                                                              (7,628)                (5,960)
   Change in fiscal year of pooled entity                                                          --                  2,175
                                                                                             ---------               --------
Net cash provided by/(used for) financing activities                                            9,397                 42,176
                                                                                             ---------               --------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (17,954)                36,783
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                        179,217                 95,076
                                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                         $161,263               $131,859
                                                                                             =========              =========

Cash and cash equivalents:
   Cash and due from banks                                                                    $94,253                $81,541
   Short-term investments                                                                      67,010                 50,318
                                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                         $161,263               $131,859
                                                                                             =========              =========
- ------------------------------------------------------------------------------------------------------------------------------------

   Interest paid on deposits, short-term borrowings, and long-term debt was $51,303 in 1996, and $37,307 in 1995. Income taxes paid were $7,395 in 1996, and $4,472 in 1995. Amounts transferred to other real estate owned were $3,401 in 1996, and $1,809 in 1995.
   On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., Reisterstown, MD for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities were $26,798; and deposits were $209,819.
   On February 1, 1996, Susquehanna acquired Fairfax Finanacial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                             UNREALIZED
Six Month Periods Ended June 30                         COMMON                  RETAINED     GAIN/LOSS ON      TREASURY       TOTAL
(In thousands, except per share)                         STOCK     SURPLUS      EARNINGS      SECURITIES         STOCK       EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1995                              $23,366     $42,919      $159,051         ($7,859)       ($373)     $217,104
     Change in fiscal year of pooled entity                           (623)         (381)            (44)                    (1,048)
     Common stock issued under
       employee benefit plans                                          718                                         50           768
     Net income                                                                   11,619                                     11,619
     Change in unrealized gain/loss on securities                                                  7,415                      7,415
     Cash dividends paid:
       Per common share of  $0.54                                                 (5,960)                                    (5,960)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1995                                $23,366     $43,014      $164,329           ($488)       ($323)     $229,898
- ------------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1996                              $25,982     $73,173      $172,209          $2,358        ($323)     $273,399
     Net income                                                                   16,355                                     16,355
     Common stock issued under
       employee benefit plans                               14         630                                        168           812
     Stock issued in public offering                       390       4,546                                                    4,936
     Change in unrealized gain/loss on securities                                                 (4,871)                    (4,871)
     Cash dividends paid:
       Per common share of  $0.58                                                 (7,628)                                    (7,628)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996                                $26,386     $78,349      $180,936         ($2,513)       ($155)     $283,003
====================================================================================================================================

ACCOUNTING POLICIES
   The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 1996 and 1995.
   The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 44 and 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, except as noted in the following paragraphs.
   Susquehanna adopted Statement of Financial Accounting Standards No.121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") in the first quarter of 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on Susquehanna's financial condition or results of operations as Susquehanna has historically applied the principles of SFAS 121 to its financial statements and notes.
   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 - "Accounting for Mortgage-Servicing Rights" ("SFAS 122") in 1995. SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loans as a whole and recorded as an asset separate from the underlying loans. SFAS 122 prohibits retroactive application; accordingly, SFAS 122 was adopted in the first quarter of 1996 and did not have a material effect on Susquehanna's financial condition or results of operations.

INVESTMENT SECURITIES
- ------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        June 30, 1996                        December 31, 1995
                                                                    ----------------------------      ------------------------------
(In thousands)                                                      Amortized cost    Fair value      Amortized cost      Fair value
- ------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                                     $179,999           $178,901           $171,733          $173,203
   U.S. Government agencies                                           81,203             79,919             70,530            70,641
   Mortgage-backed                                                   114,331            112,545            118,580           118,341
   Corporates                                                         83,490             83,221             94,798            96,318
   Equities                                                           20,191             21,252             16,798            17,636
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                     479,214            475,838            472,439           476,139
- ------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government agencies                                          $12,980            $12,964            $21,883           $21,914
   State & municipal                                                 107,884            108,072            102,927           104,074
   Mortgage-backed                                                     8,609              8,426              9,019             9,068
   Corporates                                                             50                 50                 50                50
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     129,523            129,512            133,879           135,106
- ------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                         $608,737           $605,350           $606,318          $611,245
====================================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
- ------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 1996 and December 31, 1995, were as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     June 30,                         December 31,
(In thousands)                                                            1996                              1995
- ------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                               $203,362                            $198,802
Real estate - construction                                             186,092                             177,253
Real estate - mortgage                                               1,442,955                           1,091,066
Consumer                                                               264,699                             223,039
Leases                                                                  33,245                              22,791
- ------------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                           $2,130,353                          $1,712,951
====================================================================================================================================

IMPAIRED LOANS
- ------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of June 30, 1996 and December 31, 1995, is presented as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     June 30,                          December 31,
(Dollars in thousands)                                                   1996                                 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                               $12,944                             $12,656
Impaired loans with a reserve                                            4,383                               2,685
- ------------------------------------------------------------------------------------------------------------------------------------
   Total impaired loans                                                $17,327                             $15,341
====================================================================================================================================

Reserve for impaired loans                                                $930                                $416
====================================================================================================================================

An analysis of impaired loans for the three and six months periods ended June 30, 1996 and 1995 is presented as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                                          1996              1995              1996             1995
- ------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                      $15,404           $22,753           $14,640          $17,453
Interest income on impaired loans (cash-basis)                              35               138                93              259

SHORT-TERM BORROWINGS
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 1996 and December 31, 1995, were as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        June 30,                        December 31,
(In thousands)                                                            1996                                1995
- ------------------------------------------------------------------------------------------------------------------------------------
     Securities sold under repurchase agreements                       $36,720                             $47,032
     Treasury tax and loan notes                                         8,864                               4,400
     Federal Home Loan Bank borrowings                                   3,000                              18,000
- ------------------------------------------------------------------------------------------------------------------------------------
     Total short-term borrowings                                       $48,584                             $69,432
====================================================================================================================================

LONG-TERM DEBT
- ------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at June 30, 1996 and December 31, 1995,  was as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        June 30,                        December 31,
(In thousands)                                                            1996                                1995
- ------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
   Term note due July, 1996                                              $4,000                              $4,000
   Term note due October, 1997                                             ---                                2,000
   Term note due July, 1998                                               5,000                               5,000
   Installment note due June, 1999                                           53                                  60
   FHLB advances in varying maturities through December, 2003            32,073                              24,678
   Term loan note due September, 2014                                       532                                 536
Parent:
   Senior notes due February, 2003                                       35,000                                 ---
   Subordinated notes due February, 2005                                 50,000                              50,000
- ------------------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                $126,658                             $86,274
====================================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
- --------------------------------------------------------------------------------
COMPLETED ACQUISITIONS
- --------------------------------------------------------------------------------
(Dollars in thousands, except per share)
- --------------------------------------------------------------------------------

   On April 21, 1995, SBI purchased Reisterstown Holdings, Inc.("Reisterstown"), a Maryland thrift holding company with $248 million in assets and $210 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Reisterstown have been included in Susquehanna since the date of the acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of income tax effects. Goodwill of $12.7 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.
   On February 1, 1996, SBI purchased Fairfax Financial Corporation ("Fairfax"), a Maryland thrift holding company with $455 million in assets and $396 million in deposits at the acquisition date, for $62.7 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Fairfax have been included in Susquehanna since the date of the acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of income tax effects. Goodwill of $21.4 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

   A summary of unaudited pro forma combined financial information for Susquehanna, Reisterstown, and Fairfax follows:

                                                           Three Months Ended June 30,                Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                1996           1995                   1996              1995
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           $32,148         $31,275                $63,869           $62,250
Provision for loan and lease losses                             1,348           1,071                  2,881             2,615
Other income                                                    5,722           4,856                 11,199             9,526
Other expense                                                  24,030          24,213                 47,430            48,841
- ------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            12,492          10,847                 24,757            20,320
Taxes                                                           4,157           3,610                  8,267             6,666
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $8,335          $7,237                $16,490           $13,654
====================================================================================================================================

Earnings per share                                              $0.63              $0.55                   $1.25               $1.04
Average shares outstanding                                     13,157             13,134                  13,150              13,132

PROPOSED ACQUISITIONS
- --------------------------------------------------------------------------------

   On July 18, 1996, Susquehanna signed definitive agreements to acquire Farmers Banc Corp., Mullica Hill, New Jersey, and ATCORP, INC., Marlton, New Jersey. Susquehanna will acquire Farmers Banc Corp. and its subsidiaries for approximately 629,620 shares of Susquehanna's common stock. Susquehanna will acquire ATCORP, INC. and its subsidiaries for approximately 771,750 shares of Susquehanna's common stock. The acquisitions are intended to be accounted for by the pooling-of-interests method of accounting. The acquisitions are both subject to federal and state (New Jersey) regulatory approvals, as well as, the shareholders of Farmers Banc Corp. and ATCORP, INC.
   At March 31, 1996, Farmers Banc Corp reported total assets of $82,847; loans of $38,745; deposits of $72,009; and total equity of $10,185. At March 31, 1996, ATCORP, INC. reported total assets of $189,023; loans of $100,959; deposits of $171,418; and total equity of $10,443.

  Item 2

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
  ---------------------------------------------------------------------
  FINANCIAL CONDITION
  -------------------

  The following is management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna").

                            Significant Transactions
                            ------------------------

       Several significant transactions occurred which affected the compara-bility of Susquehanna's financial performance for the six months ended June 30, 1996 and 1995 and for the second quarter of 1996 and 1995. These transactions are described in the following paragraphs.

       On February 9, 1995, Susquehanna issued $50 million 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisters-town Holdings, Inc. ("Reisterstown") on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds were used for general corporate purposes.

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

       On April 21, 1995, Susquehanna completed the acquisition of all the outstanding capital stock of Reisterstown, thereby acquiring all of the assets and assuming all the liabilities of Reisterstown for $28.6 million in cash. Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995 forward. The loans acquired totaled $198 million, total assets were $248 million and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

       On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares at $26.50 per share, netting $32.6 million after underwriting commissions. The proceeds from the offering were used as part of the purchase price to acquire Fairfax Financial Corporation ("Fairfax"), discussed later.

       On January 2, 1996, the underwriters exercised their 15% over-allotment option and another 195,000 shares of Susquehanna's common stock were issued to the public. The net proceeds to Susquehanna after underwriting commissions were $4.9 million and were also used as part of the purchase price to acquire Fairfax.

       On January 29, 1996, Susquehanna issued $35 million 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax and for general corporate purposes.

       On February 1, 1996, Susquehanna completed the acquisition of all of the outstanding capital stock of Fairfax, thereby acquiring all of the assets and assuming all the liabilities of Fairfax for $62.7 million in cash. Accordingly, the transaction was treated under the purchase method of accounting. Assets acquired were $455 million; loans acquired were $402 million; and deposits acquired were $396 million. The excess purchase price of $21.4 million will be amortized over 15 years.

                                Earnings Summary
                                ----------------

       Susquehanna's net income for the quarter ended June 30, 1996 was a record $8.3 million, 30.2% above the $6.4 million earned in the second quarter of 1995 and $315 thousand or 3.9% higher than the $8.0 million realized in the first quarter of 1996. For the six months ended June 30, 1996 net income was a record $16.4 million, $4.7 million or 40.8% above the $11.6 million earned in the comparable period in 1995. The major influences on these earnings increases were the Reisterstown and Fairfax acquisitions and the decrease in the FDIC insurance premiums paid by the commercial banks.

       Earnings per share for the first six months of 1996 was $1.24 compared to $1.00 in 1995, while the return on average assets rose to 1.12% from the 1.00% realized in 1995. The return on average equity rose to 11.76% at June 30, 1996 compared to 10.57% at June 30, 1995.

       At June 30, 1996, the equity-to-assets ratio was 9.40% compared to 9.22% at March 31, 1996, 10.57% at December 31, 1995 and 9.12% at June 30, 1995.
  The book value per share at the same period ends was $21.48, $21.34, $21.11 and $19.75 respectively.

                              Net Interest Income
                              -------------------

       Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

       Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of the sum of net interest income and other income was 85.4% and 87.9% for the six months ended June 30, 1996 and 1995, respectively, and for the quarters ended June 30, 1996 and 1995 was 84.9% and 87.6%, respectively.

       Net interest income, which is the major source of operating income, reached $62.7 million through the six month period ending June 30, 1996, which is 22.6% (i.e. $11.5 million) above that realized through June 30, 1995. This increase was the result of a 25.2% increase in average earning assets as shown in Table 2 offset by a slight decline in the net interest margin -- 4.89% to 4.74%. The primary factors for the asset growth are the acquisitions of Reisterstown and Fairfax. The decline in the net interest margin was the result of a 23 basis point increase in the cost of interest-bearing liabilities, compared to a 10 basis point rise in the yield on earning assets. The yield on time deposits rose from 5.20% during the first half of 1995 to 5.56% for the same period of 1996. For the three months ending June 30, 1996,compared to the three months ended March 31, 1996, the net interest margin remained at 4.74% and, while the yield on time deposits declined to 5.48% from 5.64%, the interest-bearing demand deposits and the regular savings deposits recorded deposit increases of $57.7 million and $3.1 million respectively, with little change in rates paid.

                                  Other Income
                                  ------------

       Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for servicing loans, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 14.6% and 12.1% for the six months ended June 30, 1996 and 1995, respectively and for the three months ended June 30, 1996 and 1995 was 15.1% and 12.4% respectively.

       Non interest income increased $3.7 million, or 52.2%, from $7.0 million in the first six months of 1995 to $10.7 million in the first six months of 1996. For the three months ended June 30, 1996, the total of non interest income was $5.7 million. This was $1.9 million or 51.2% above the comparable quarter of 1995. For the first six months of 1996, trust revenues rose $201 thousand over the prior year's six months results, security gains realized totaled $195 thousand compared to a $73 thousand loss in 1995 and gains on the sale of loans exceeded 1995 gains by $1.7 million.

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

       Total non-interest expenses totaled $46.7 million in 1996, a $7.4 million, or 18.8%, increase over the first six months of 1995. For the quarter ended June 30, 1996, the total of these expenses were $24.0 million. This was $3.9 million, or 19.2%, above the same quarter of 1995 and exceeded the first quarter of 1996 by $1.4 million. The reduction in the FDIC insurance premium in the first six months of 1996 over 1995 totaled $1.3 million and between the comparable second quarters was $669 thousand. Also included in the operating expenses for the first six months of 1996 was amortization of intangible assets of $2.2 million compared to $1.2 million in 1995.

                                  Income Taxes
                                  ------------

       Susquehanna's effective tax rate increased from 28.9% through the first six months of 1995 to 32.8% through the first six months of 1996. State income taxes applicable to Maryland banking companies and additional non-deductible expenses relating to the Reisterstown and Fairfax acquisitions are the principal causes for this rise.

                                  Risk Assets
                                  -----------

       Table 3 shows an increase in non-performing assets at June 30, 1996 of $6.4 million from December 31, 1995, compared to a decrease from June 30, 1995 of $3.9 million. The increase shown for the period January 1 through June 30, 1996 includes $4.7 million acquired in the Fairfax transaction. However, the ratio of non-performing assets to period-end loans and leases and other real estate owned fell to 1.74% at June 30, 1996 from 1.79% at December 31, 1995.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

       As illustrated in Table 4, the provision was $192 thousand lower in 1996 while net charge-offs rose by $215 thousand. The allowance totaled $32.0 million at June 30, 1996 and represents 1.50% of period-end loans and leases and 101% of the total of the non-performing loans and leases.

                               Capital Resources
                               -----------------

       Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's Tier I ratio at June 30, 1996 was 11.93%. The minimum total capital (Tier I & Tier II) ratio is 8%; Susquehanna's total capital ratio at June 30, 1996 was 15.63%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 1996 was 8.21%.

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

       However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $108.6 million or 17.9% of the investment portfolio at June 30, 1996. Short-term investments totaling $67.0 million at June 30, 1996 represent additional sources of liquidity.

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

       Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at June 30, 1996. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

- ------------------------------------------------------------------------------------------------------------------------------------
                                              For the Three Month Period Ended       For the Three Month Period Ended
                                                            June 30, 1996                          June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                              Average                                Average
                                              Balance    Interest       Rate (%)     Balance    Interest       Rate (%)
====================================================================================================================================
Assets
- ------
Short - term investments                        $79,308    $1,028           5.21       $52,831      $772           5.86
Investment securities:
      Taxable                                   505,981     7,697           6.12       472,076     6,552           5.57
      Tax - advantaged                          111,096     1,891           6.85       114,430     2,039           7.15
                                           -------------  --------  -------------  ------------  --------  -------------

   Total investment securities                  617,077     9,588           6.25       586,506     8,591           5.88
                                           -------------  --------  -------------  ------------  --------  -------------
Loans and leases, (net):
      Taxable                                 2,076,983    47,760           9.25     1,619,022    38,421           9.52
      Tax - advantaged                           43,634     1,104          10.18        37,235       896           9.65
                                           -------------  --------  -------------  ------------  --------  -------------

   Total loans and leases                     2,120,617    48,864           9.27     1,656,257    39,317           9.52
                                           -------------  --------  -------------  ------------  --------  -------------

Total interest - earning assets               2,817,002   $59,480           8.49     2,295,594   $48,680           8.51
Allowance for loan and lease losses             (32,501)  ========  =============      (26,713)  ========  =============
Other non - earning assets                      237,715                                182,301
                                           -------------                           ------------

                Total assets                 $3,022,216                             $2,451,182
                                           =============                           ============

Liabilities & Equity
- --------------------
Deposits:
      Interest - bearing demand                $648,744    $4,684           2.90      $477,990    $3,323           2.79
      Savings                                   404,010     2,485           2.47       401,308     2,558           2.56
      Time                                    1,179,341    16,067           5.48       907,718    12,318           5.44
Short - term borrowings                          56,371       682           4.87        54,836       769           5.62
Long - term debt                                137,436     2,368           6.93        97,917     2,048           8.39
                                           -------------  --------  -------------  ------------  --------  -------------

Total interest - bearing liabilities          2,425,902   $26,286           4.36     1,939,769   $21,016           4.35
Demand deposits                                 283,987   ========  =============      250,676   ========  =============
Other liabilities                                31,733                                 38,023
                                           -------------                           ------------

                Total liabilities            $2,741,622                             $2,228,468
                                           -------------                           ------------

Stockholders' equity                            280,594                                222,714
                                           -------------                           ------------

Total liabilities &stockholders' equity      $3,022,216                             $2,451,182
                                           =============                           ============

Net interest income / yield on
      average earning assets                              $33,194           4.74                 $27,664           4.83
                                                          ========  =============                ========  =============


- ------------------------------------------------------------------------------------------------------------------------------------
                                              For the Six Month Period Ended       For the Six Month Period Ended
                                                          June 30, 1996                        June 30, 1995
- --------------------------------------------------------------------------------  --------------------------------------------------
                                              Average                              Average
                                              Balance    Interest       Rate (%)   Balance    Interest       Rate (%)
====================================================================================================================================
Assets
- ------
Short - term investments                        $80,981    $2,145           5.33       $46,228    $1,389           6.06
Investment securities:
      Taxable                                   504,860    15,399           6.13       470,189    13,595           5.83
      Tax - advantaged                          110,440     3,783           6.89       116,507     4,157           7.20
                                           ------------- ---------  -------------  ------------  --------  -------------

   Total investment securities                  615,300    19,182           6.27       586,696    17,752           6.10
                                           ------------- ---------  -------------  ------------  --------  -------------
Loans and leases, (net):
      Taxable                                 2,011,137    92,561           9.26     1,524,582    70,440           9.32
      Tax - advantaged                           44,242     2,234          10.15        40,267     1,836           9.19
                                           ------------- ---------  -------------  ------------  --------  -------------

   Total loans and leases                     2,055,379    94,795           9.27     1,564,849    72,276           9.31
                                           ------------- ---------  -------------  ------------  --------  -------------

Total interest - earning assets               2,751,660  $116,122           8.49     2,197,773   $91,417           8.39
Allowance for loan and lease losses             (31,557) =========  =============      (25,387)  ========  =============
Other non - earning assets                      219,541                                168,719
                                           -------------                           ------------

                Total assets                 $2,939,644                             $2,341,105
                                           =============                           ============

Liabilities & Equity
- --------------------
Deposits:
      Interest - bearing demand                $619,895    $8,741           2.84      $468,640    $6,431           2.77
      Savings                                   402,466     4,906           2.45       394,141     5,015           2.57
      Time                                    1,148,011    31,731           5.56       832,845    21,494           5.20
Short - term borrowings                          52,782     1,288           4.91        59,373     1,683           5.72
Long - term debt                                122,511     4,604           7.56        88,440     3,500           7.98
                                           ------------- ---------  -------------  ------------  --------  -------------

Total interest - bearing liabilities          2,345,665   $51,270           4.40     1,843,439   $38,123           4.17
Demand deposits                                 274,930  =========  =============      245,106   ========  =============
Other liabilities                                39,426                                 30,898
                                           -------------                           ------------

                Total liabilities            $2,660,021                             $2,119,443
                                           -------------                           ------------

Stockholders' equity                            279,623                                221,662
                                           -------------                           ------------

Total liabilities &stockholders' equity      $2,939,644                             $2,341,105
                                           =============                           ============

Net interest income / yield on
      average earning assets                              $64,852           4.74                 $53,294           4.89
                                                         =========  =============                ========  =============


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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE  2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

- -------------------------------------------------------------------------------

                                                    Three months ended
                                                  June 30, 1996 compared
(In thousands)                                       to June 30, 1995
- -------------------------------------------------------------------------------
                                         Average Volumes      Income / Expense
                                      -------------------  --------------------
                                         $            %        $           %
ASSETS:
Loans and leases, net                  464,360       28.0      9,475       24.3
Investments                             30,571        5.2      1,049       13.3
Money market investments                26,477       50.1        256       33.2
                                     ------------------------------------------

        Total                          521,408       22.7     10,780       22.6
                                     ====================  --------------------

LIABILITIES:
Interest-bearing demand                170,754       35.7      1,361       41.0
Savings                                  2,702        0.7        (73)      (2.9)
Time                                   271,623       29.9      3,749       30.4
Short-term borrowings                    1,535        2.8        (87)     (11.3)
Long-term debt                          39,519       40.4        320       15.6
                                     ------------------------------------------

        Total                          486,133       25.1      5,270       25.1
                                     ====================  --------------------

Net interest income                                            5,510       20.7
Provision for loan and lease losses                              277       25.9
                                                           --------------------
Net interest income after
   provision for loan and lease losses                         5,233       20.5
Investment security gains/(losses)                                29      193.3
Other operating income                                         1,992       52.9
                                                           --------------------
Income before operating expenses                               7,254       24.7

Salaries and employee benefits                                 2,323       22.3
Net occupancy and equipment                                      426       17.6
Other operating expenses                                       1,212       16.6
                                                           --------------------
Total operating expenses                                       3,961       19.7
                                                           --------------------

Income before income taxes                                     3,293       35.8
Provision for income taxes                                     1,358       48.5
                                                           --------------------
Net income                                                     1,935       30.2
                                                           ====================

- -------------------------------------------------------------------------------

                                                     Six months ended
                                                  June 30, 1996 compared
(In thousands)                                       to June 30, 1995
- -------------------------------------------------------------------------------
                                          Average Volumes      Income / Expense
                                     --------------------  --------------------
                                         $            %        $            %
ASSETS:
Loans and leases, net                  490,530       31.3     22,380       31.2
Investments                             28,604        4.9      1,562        9.6
Money market investments                34,753       75.2        756       54.4
                                     ------------------------------------------

        Total                          553,887       25.2     24,698       27.7
                                     ====================  --------------------

LIABILITIES:
Interest-bearing demand                151,255       32.3      2,310       35.9
Savings                                  8,325        2.1       (109)      (2.2)
Time                                   315,166       37.8     10,237       47.6
Short-term borrowings                   (6,591)     (11.1)      (395)     (23.5)
Long-term debt                          34,071       38.5      1,104       31.5
                                     ------------------------------------------

        Total                          502,226       27.2     13,147       34.5
                                     ====================  --------------------

Net interest income                                           11,551       22.6
Provision for loan and lease losses                             (192)      (7.5)
                                                           --------------------
Net interest income after
   provision for loan and lease losses                        11,743       24.1
Investment security gains/(losses)                               268      367.1
Other operating income                                         3,488       49.1
                                                           --------------------
Income before operating expenses                              15,499       27.8

Salaries and employee benefits                                 4,431       21.7
Net occupancy and equipment                                      995       20.9
Other operating expenses                                       2,055       14.5
                                                           --------------------
Total operating expenses                                       7,481       19.0
                                                           --------------------

Income before income taxes                                     8,018       49.1
Provision for income taxes                                     3,282       69.6
                                                           --------------------
Net income                                                     4,736       40.8
                                                           ====================


- -------------------------------------------------------------------------------

                                                    Three months ended
                                                  June 30, 1996 compared
(In thousands)                                      to March 31, 1996
- -------------------------------------------------------------------------------
                                          Average Volumes      Income / Expense
                                     --------------------  --------------------
                                         $            %        $            %
ASSETS:
Loans and leases, net                  130,476        6.6      2,943        6.5
Investments                              3,554        0.6         (7)      (0.1)
Money market investments                (3,346)      (4.0)       (89)      (8.0)
                                     ------------------------------------------

        Total                          130,684        4.9      2,847        5.1
                                     ====================  --------------------

LIABILITIES:
Interest-bearing demand                 57,698        9.8        627       15.5
Savings                                  3,088        0.8         64        2.6
Time                                    62,660        5.6        403        2.6
Short-term borrowings                    7,178       14.6         76       12.5
Long-term debt                          29,850       27.7        132        5.9
                                     ------------------------------------------

        Total                          160,474        7.1      1,302        5.2
                                     ====================  --------------------

Net interest income                                            1,545        5.0
Provision for loan and lease losses                              317       30.7
                                                           --------------------
Net interest income after
   provision for loan and lease losses                         1,228        4.2
Investment security gains/(losses)                              (107)     (70.9)
Other operating income                                           923       19.1
                                                           --------------------
Income before operating expenses                               2,044        5.9

Salaries and employee benefits                                   644        5.3
Net occupancy and equipment                                      (61)      (2.1)
Other operating expenses                                         831       10.8
                                                           --------------------
Total operating expenses                                       1,414        6.2
                                                           --------------------

Income before income taxes                                       630        5.3
Provision for income taxes                                       315        8.2
                                                           --------------------
Net income                                                       315        3.9
                                                           ====================

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - RISK ASSETS
- ----------------------------------------------------------------------------------------------------------------------------------

                                                             June 30,     December 31,     June 30,
(Dollars in thousands)                                         1996          1995           1995
- ---------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                               $24,995        $18,754        $27,876
   Restructured accrual loans                                  6,589          6,703          6,818
   Other real estate owned                                     5,638          5,344          6,464
- ---------------------------------------------------------------------------------------------------
Total nonperforming assets                                   $37,222        $30,801        $41,158
===================================================================================================

As a percent of period-end loans and leases and
   other real estate owned                                     1.74%          1.79%          2.39%
Loans and leases contractually
   past due 90 days and still accruing                        $7,720         $4,820         $5,125

TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30,     Six Months Ended June 30,
(Dollars in thousands)                                                        1996         1995            1996             1995
- ----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                               $32,358        $23,803       $27,563           $23,845
   Allowance acquired in business combination                                    --          3,323         4,229             3,323
   Change in fiscal year of pooled entity                                        --             --            --                (8)
   Additions charged to operating expenses                                    1,348          1,071         2,379             2,571
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             33,706         28,197        34,171            29,731
- ----------------------------------------------------------------------------------------------------------------------------------
   Charge-offs                                                               (2,078)          (662)       (2,852)           (2,413)
   Recoveries                                                                   376            244           685               461
- ----------------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                                        (1,702)          (418)       (2,167)           (1,952)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                        $32,004        $27,779       $32,004           $27,779
===================================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)          0.32%          0.10%         0.21%             0.25%
Allowance as a percent of period-end loans and leases                         1.50%          1.62%         1.50%             1.62%

Average loans and leases                                                 $2,120,617     $1,656,257    $2,055,379        $1,564,849
Period-end loans and leases                                               2,130,353      1,712,460     2,130,353         1,712,460

Susquehanna Bancshares, Inc. and subsidiaries

TABLE 5 -- Interest Rate Sensitivity

At June 30, 1996                                              1 - 90      90 - 180     180 - 365      1 year
(In thousands)                                                 days         days          days       or more              TOTAL
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Short-term investments                                      $66,910        $100                                     $67,010
   Investment securities                                        41,266      37,120        79,138       447,837         605,361
   Loans and leases, net of unearned income*                   642,933      93,807       350,516     1,018,102       2,105,358
                                                           -----------------------------------------------------------------------
        Total                                                 $751,109    $131,027      $429,654    $1,465,939      $2,777,729
                                                           =======================================================================

LIABILITIES:
   Deposits:
        Interest-bearing demand                               $650,052                                                $650,052
        Savings                                                411,558                                                 411,558
        Time                                                   208,243     152,029       277,307       422,611       1,060,190
        Time in denominations of $100 or more                   20,759      12,225        26,585        39,731          99,300
   Short-term borrowings                                        44,357       4,227                                      48,584
   Long-term debt                                                4,000       6,200         9,000       107,458         126,658
                                                           -----------------------------------------------------------------------

        Total                                               $1,338,969    $174,681      $312,892      $569,800      $2,396,342
                                                           =======================================================================

INTEREST SENSITIVITY GAP:
   Periodic                                                  ($587,860)   ($43,654)     $116,762      $896,139        $381,387
   Cumulative                                                             (631,514)     (514,752)      381,387

CUMULATIVE GAP AS A PERCENTAGE
   OF EARNING ASSETS                                            -21.2%      -22.7%        -18.5%         13.7%

* Does not include nonaccruing loans and leases.

  PART II.  OTHER INFORMATION
            -----------------

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

       The Annual Meeting of Shareholders was held on May 31, 1996. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Directors set forth in the Proxy Statement and all such nominees were elected. In addition, management's proposal for the Equity Compensation Plan was approved by the shareholders as required by Registrant's Articles of Incorporation.

       a.) The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted):

              NOMINEE                            COMMON STOCK
              -------                            ------------
              Richard M. Cloney
                    For                           10,547,229
                    Withhold/Abstain                 187,517
                    Not Present                    2,258,905
                    Broker Non-voted                 162,266
                                                  ----------
                                TOTAL             13,155,917

              Richard E. Funke
                    For                           10,599,537
                    Withhold/Abstain                 135,209
                    Not Present                    2,258,905
                    Broker Non-voted                 162,266
                                                  ----------
                                TOTAL             13,155,917

               Edward W. Helfrick
                    For                           10,323,795
                    Withhold/Abstain                 410,951
                    Not Present                    2,258,905
                    Broker Non-voted                 162,266
                                                  ----------
                                TOTAL             13,155,917

               C. William Hetzer
                    For                           10,595,175
                    Withhold/Abstain                 139,571
                    Not Present                    2,258,905
                    Broker Non-voted                 162,266
                                                  ----------
                                TOTAL             13,155,917


       The terms of office of James G. Apple, Robert S. Bolinger, John M. Denlinger, Henry H. Gibbel, Marley R. Gross, T. Max Hall, George J. Morgan, Raymond M. O'Connell, Robert C. Reymer, Jr., and Roger V. Wiest continued after the meeting.

       b.) The following details the voting results with respect to the approval of the Equity Compensation Plan:

                                                        COMMON STOCK
                                                        ------------
                    For                                   9,710,739
                    Withhold/Abstain                        780,192
                    Not Present                           2,502,720
                    Broker Non-voted                        162,266
                                                         ----------
                                TOTAL                    13,155,917

  ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

       Registrant was not required to file any reports on Form 8-K for the period ended June 30, 1996. However, a report on Form 8-K was filed on or about July 30, 1996, covering the proposed acquisition of ATCORP, INC., and its wholly-owned subsidiary Equity National Bank, and the proposed acquisition of Farmers Banc Corp, and its wholly-owned subsidiary Farmers National Bank.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUSQUEHANNA BANCSHARES, INC.



  August 9, 1996                      /s/ Robert S. Bolinger
                                      -------------------------------------
                                      Robert S. Bolinger
                                      President and Chief Executive Officer



  August 9, 1996                      /s/ Drew K. Hostetter
                                      -------------------------------------
                                      Drew K. Hostetter
                                      Treasurer & Principal Financial Officer