Form 10-Q
period 1996-09-30
SUSQUEHANNA BANCSHARES INC
filed 1996-11-12
CIK 700863

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

As of September 30, 1996 the Registrant had 13,173,024 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                      SEQUENTIAL
                                                                      PAGE
                                                                      REFERENCE

PART I.     FINANCIAL INFORMATION.....................................    3

Item 1.     FINANCIAL STATEMENTS......................................    3

       Consolidated Balance Sheets -
       As of September 30, 1996 and 1995,
       And December 31, 1995..........................................    3

       Consolidated Statements of Income
       For the three months ended and nine months ended
       September 30, 1996 and 1995....................................    4

       Consolidated Statements of Cash Flow
       For the Nine Month Periods
       Ended September 30, 1996 and 1995..............................    5

       Notes to Consolidated Financial Statements.....................   6 - 8


Item 2.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF THE RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION...................................   9 - 23

PART II     OTHER INFORMATION.........................................   23


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................   23

            SIGNATURES................................................   23

PART I. FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                          September 30,      December 31       September 30
ASSETS                                                                              1996               1995              1995
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $100,010          $87,107            $80,665
Short-term investments                                                                 36,557           92,110             70,068
Investment securities available for sale                                              461,234          476,139            417,725
Investment securities held to maturity                                                115,206          133,879            174,756
    (Fair values of $115,729; $135,106; and $176,771)
Loans and leases, net of unearned income                                            2,177,264        1,712,951          1,692,790
Less: Allowance for loan and lease losses                                              31,664           27,563             27,948
                                                                              ---------------     ------------       ------------
      Net loans and leases                                                          2,145,600        1,685,388          1,664,842
                                                                              ---------------     ------------       ------------
Premises and equipment (net)                                                           37,521           36,414             34,689
Accrued income receivable                                                              20,763           19,148             19,995
Other assets                                                                           84,836           55,972             59,385
                                                                              ---------------     ------------       ------------
    Total assets                                                                   $3,001,727       $2,586,157         $2,522,125
                                                                              ===============     ============       ============
LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Deposits:
    Demand                                                                           $283,099         $270,411           $255,191
    Interest-bearing demand                                                           663,936          483,835            471,909
    Savings                                                                           397,868          390,257            388,331
    Time                                                                            1,030,788          899,013            882,796
    Time of $100 or more                                                              101,377           72,526             89,814
                                                                              ---------------     ------------       ------------
            Total deposits                                                          2,477,068        2,116,042          2,088,041
                                                                              ---------------     ------------       ------------
Short-term borrowings                                                                  76,186           69,432             76,266
Long-term debt                                                                        121,813           86,274             91,979
Accrued interest, taxes, and expenses payable                                          25,472           25,732             21,560
Other liabilities                                                                      15,611           15,278             10,073
                                                                              ---------------     ------------       ------------
            Total liabilities                                                       2,716,150        2,312,758          2,287,919

Stockholders' equity:
    Common stock
            Authorized: 32,000,000 shares ($2.00 par value)
            Issued:   13,193,327; 12,991,007; and 11,682,880, respectively             26,387           25,982             23,366
    Surplus                                                                            78,353           73,173             43,014
    Retained earnings                                                                 182,225          172,209            168,436
    Unrealized gains and losses for available-for-sale
     securities, net of taxes                                                          (1,233)           2,358               (287)
    Less: Treasury stock, (20,303; 48,962 and 42,331 common shares
             at cost, respectively)                                                       155              323                323
                                                                              ---------------     ------------       ------------
             Total stockholders' equity                                               285,577          273,399            234,206
                                                                              ---------------     ------------       ------------
Total liabilities and stockholders' equity                                         $3,001,727       $2,586,157         $2,522,125
                                                                              ===============     ============       ============
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30         SEPTEMBER 30
------------------------------------------------------------------------------------------
(In thousands, except per share )                  1996      1995      1996       1995
------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases             $49,335  $39,732  $143,348    $111,365
Interest on investment securities: Taxable          7,409    8,043    22,808      21,638
                                   Tax-exempt       1,166    1,227     3,630       3,933
Interest on short-term investments                    766      672     2,911       2,061
------------------------------------------------------------------------------------------

     Total interest income                         58,676   49,674   172,697     138,997
------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                        4,849    3,272    13,590       9,703
     Savings                                        2,457    2,595     7,363       7,610
     Time                                          15,723   13,615    47,454      35,109
Interest on short-term borrowings                     735      937     2,023       2,620
Interest on long-term debt                          2,322    1,885     6,926       5,385
------------------------------------------------------------------------------------------

     Total interest expense                        26,086   22,304    77,356      60,427
------------------------------------------------------------------------------------------

Net interest income                                32,590   27,370    95,341      78,570
Provision for loan and lease losses                 1,090    1,140     3,469       3,711
------------------------------------------------------------------------------------------

Net interest income after provision for loan
and lease losses                                   31,500   26,230    91,872      74,859
------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                 1,478    1,289     4,143       3,735
Other service charges, commissions, fees              768      254     1,729         785
Income from fiduciary-related activities              766      704     2,379       2,116
Other operating income                              2,210    2,430     7,487       5,152
Investment security gains/(losses)                     36       27       231         (46)
------------------------------------------------------------------------------------------

     Total other income                             5,258    4,704    15,969      11,742
------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                     12,646   10,835    37,354      31,264
Net occupancy expense                               1,660    1,430     5,097       4,158
Furniture and equipment expense                     1,255    1,003     3,583       3,033
FDIC insurance premiums                             5,960      117     6,912       2,356
Other operating expenses                            7,885    6,833    23,189      18,738
------------------------------------------------------------------------------------------

     Total other expenses                          29,406   20,218    76,135      59,549
------------------------------------------------------------------------------------------

Income before income taxes                          7,352   10,716    31,706      27,052
Provision for income taxes                          2,243    3,467    10,242       8,184
------------------------------------------------------------------------------------------

NET INCOME                                         $5,109   $7,249   $21,464     $18,868
==========================================================================================

Per share information:
     Net income                                     $0.39    $0.62     $1.63       $1.62
     Cash dividends                                  0.29     0.27      0.87        0.81
Average shares outstanding                         13,173   11,641    13,157      11,638
------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine month periods ended September 30                                                       1996                  1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income                                                                        $21,464               $18,868
       Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation, amortization and accretion                                     8,386                 7,079
              Provision for loan and lease losses                                          3,469                 3,711
              Deferred taxes                                                                  --                   160
              (Gain) / loss on securities transactions                                      (231)                   46
              Gain on sale of mortgages                                                   (3,001)               (1,369)
              (Gain)(loss) on sale of other real estate owned                                (55)                  (76)
              Mortgage loans originated for resale                                      (154,551)              (47,945)
              Sale of mortgage loans originated for resale                               154,964                77,518
              (Increase)/decrease in accrued interest receivable                          (1,615)                 (444)
              Decrease in accrued interest payable                                        (1,498)               (1,533)
              Increase in accrued expenses and taxes payable                                 514                (1,838)
              Change in fiscal year of pooled entity                                          --                (1,174)
              Other, net                                                                  (1,482)               (4,406)
                                                                                     ------------           -----------
Net cash provided by operating activities                                                 26,364                48,597


INVESTING ACTIVITIES:
       Proceeds from the sale of available-for-sale securities                            23,968                26,220
       Proceeds from the maturity of investment securities                               117,989               108,698
       Purchase of available-for-sale securities                                         (78,408)              (88,774)
       Purchase of held-to-maturity securities                                           (16,934)               (4,267)
       Net increase in loans and leases                                                  (69,542)              (53,062)
       Capital expenditures                                                               (3,563)               (3,210)
       Net cash (paid) / received in acquisition                                         (31,298)              (17,517)
       Change in fiscal year of pooled entity                                                 --                (1,049)
                                                                                     ------------           -----------
Net cash used for investing activities                                                   (57,788)              (32,961)


FINANCING ACTIVITIES:
       Net increase / (decrease) in deposits                                             (35,364)               11,892
       Net increase / (decrease) in short-term borrowings                                  6,754                (6,488)
       Proceeds from issuance of long-term debt                                           35,000                90,672
       Repayment of long-term debt                                                       (11,921)              (49,896)
       Proceeds from issuance of common stock                                              5,753                   768
       Dividends paid                                                                    (11,448)               (9,102)
       Change in fiscal year of pooled entity                                                 --                 2,175
                                                                                     ------------           -----------
Net cash provided by/(used for) financing activities                                     (11,226)               40,021
                                                                                     ------------           -----------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (42,650)               55,657
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                   179,217                95,076
                                                                                     ------------           -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                               $136,567              $150,733
                                                                                     ============           ===========

Cash and cash equivalents:
       Cash and due from banks                                                          $100,010               $80,665
       Short-term investments                                                             36,557                70,068
                                                                                     ------------           -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                               $136,567              $150,733
                                                                                     ============           ===========

-----------------------------------------------------------------------------------------------------------------------

       Interest paid on deposits, short-term borrowings, and long-term debt was $78,854 in 1996, and $58,960 in 1995. Income taxes paid were $10,776 in 1996, and $6,943 in 1995. Amounts transferred to other real estate owned were $5,813 in 1996, and $3,578 in 1995.
       On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., Reisterstown, MD for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities were $26,798; and deposits were $209,819.
       On February 1, 1996, Susquehanna acquired Fairfax Finanacial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Nine Month Periods Ended September 30                                    COMMON                                       RETAINED
(In thousands, except per share)                                         STOCK                 SURPLUS                EARNINGS
---------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1995                                               $23,366               $42,919                  $159,051
    Change in fiscal year of pooled entity                                                       (623)                     (381)
    Common stock issued under
       employee benefit plans                                                                     718
    Net income                                                                                                           18,868
    Change in unrealized gain/loss on securities
    Cash dividends paid:
       Per common share of $0.81                                                                                         (9,102)
---------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1995                                            $23,366               $43,014                  $168,436
---------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1996                                               $25,982               $73,173                  $172,209
    Net income                                                                                                           21,464
    Common stock issued under
       employee benefit plans                                                15                   634
    Stock issued in public offering                                         390                 4,546
    Change in unrealized gain/loss on securities
    Cash dividends paid:
       Per common share of $0.87                                                                                        (11,448)

---------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1996                                            $26,387               $78,353                  $182,225
=================================================================================================================================
                                                           UNREALIZED
Nine Month Periods Ended September 30                    GAIN/(LOSS) ON                   TREASURY                      TOTAL
(In thousands, except per share)                            SECURITIES                       STOCK                     EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1995                                    ($7,859)                       ($373)                  $217,104
    Change in fiscal year of pooled entity                       (44)                                                 (1,048)
    Common stock issued under
       employee benefit plans                                                                  50                        768
    Net income                                                                                                        18,868
    Change in unrealized gain/loss on securities               7,616                                                   7,616
    Cash dividends paid:
       Per common share of $0.81                                                                                      (9,102)
-----------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1995                                   ($287)                       ($323)                  $234,206
-----------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1996                                     $2,358                        ($323)                  $273,399
    Net income                                                                                                        21,464
    Common stock issued under
       employee benefit plans                                                                 168                        817
    Stock issued in public offering                                                                                    4,936
    Change in unrealized gain/loss on securities              (3,591)                                                 (3,591)
    Cash dividends paid:
       Per common share of $0.87                                                                                     (11,448)

-----------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1996                                 ($1,233)                       ($155)                  $285,577
=============================================================================================================================

ACCOUNTING POLICIES
       The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 1996 and 1995.
       The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 44 and 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, except as noted in the following paragraphs.
       Susquehanna adopted Statement of Financial Accounting Standards No.121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") in the first quarter of 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on Susquehanna's financial condition or results of operations as Susquehanna has historically applied the principles of SFAS 121 to its financial statements and notes.
       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 - "Accounting for Mortgage-Servicing Rights" ("SFAS 122") in 1995. SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loans as a whole and recorded as an asset separate from the underlying loans. SFAS 122 prohibits retroactive application; accordingly, SFAS 122 was adopted in the first quarter of 1996 and did not have a material effect on Susquehanna's financial condition or results of operations.

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                          September 30, 1996                              December 31, 1995
                                                    --------------------------------------------------------------------------------
(In thousands)                                       Amortized cost      Fair value             Amortized cost           Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                          $172,442          $171,782                   $171,733             $173,203
   U.S. Government agencies                                83,293            82,576                     70,530               70,641
   Mortgage-backed                                        104,499           102,737                    118,580              118,341
   Corporates                                              82,867            82,838                     94,798               96,318
   Equities                                                20,191            21,301                     16,798               17,636
------------------------------------------------------------------------------------------------------------------------------------
                                                          463,292           461,234                    472,439              476,139
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government agencies                                $4,997            $4,995                    $21,883              $21,914
   State & municipal                                      101,817           102,415                    102,927              104,074
   Mortgage-backed                                          8,342             8,269                      9,019                9,068
   Corporates                                                  50                50                         50                   50
------------------------------------------------------------------------------------------------------------------------------------
                                                          115,206           115,729                    133,879              135,106
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                              $578,498          $576,963                   $606,318             $611,245
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 1996 and December 31, 1995, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                     September 30,                                 December 31,
(In thousands)                                              1996                                        1995
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                  $209,682                                     $198,802
Real estate - construction                                185,981                                      177,253
Real estate - mortgage                                  1,479,477                                    1,091,066
Consumer                                                  263,034                                      223,039
Leases                                                     39,090                                       22,791
------------------------------------------------------------------------------------------------------------------------------------
       Total loans and leases                          $2,177,264                                   $1,712,951
====================================================================================================================================
IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of September 30, 1996 and December 31, 1995, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                     September 30,                                 December 31,
(Dollars in thousands)                                      1996                                        1995
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                  $11,745                                      $12,656
Impaired loans with a reserve                               3,900                                        2,685
------------------------------------------------------------------------------------------------------------------------------------
       Total impaired loans                               $15,645                                      $15,341
====================================================================================================================================

Reserve for impaired loans                                   $887                                         $416
====================================================================================================================================

An analysis of impaired loans for the three and nine months periods ended September 30, 1996 and 1995 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended September 30,              Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                            1996              1995                      1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                         $15,603           $21,465                    $14,421              $18,304
Interest income on impaired loans (cash-basis)                120                89                        213                  348

SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 1996 and December 31, 1995, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                     September 30,                                 December 31,
(In thousands)                                              1996                                        1995
------------------------------------------------------------------------------------------------------------------------------------
       Securities sold under repurchase agreements        $52,234                                      $47,032
       Treasury tax and loan notes                          9,952                                        4,400
       Federal funds purchased                              6,000                                           --
       Federal Home Loan Bank borrowings                    8,000                                       18,000
------------------------------------------------------------------------------------------------------------------------------------
       Total short-term borrowings                        $76,186                                      $69,432
====================================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
LONG-TERM DEBT

------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at September 30, 1996 and December 31, 1995, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,         December 31,
(In thousands)                                                                          1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
       Term note due July, 1996                                                          ---                $4,000
       Term note due October, 1997                                                       ---                 2,000
       Term note due July, 1998                                                        5,000                 5,000
       Installment note due June, 1999                                                    49                    60
       FHLB advances in varying maturities through December, 2003                     31,234                24,678
       Term loan note due September, 2014                                                530                   536
Parent:
       Senior notes due February, 2003                                                35,000                   ---
       Subordinated notes due February, 2005                                          50,000                50,000
------------------------------------------------------------------------------------------------------------------------------------
       Total long-term debt                                                         $121,813               $86,274
====================================================================================================================================

COMPLETED ACQUISITIONS
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share)
------------------------------------------------------------------------------------------------------------------------------------

       On April 21, 1995, SBI purchased Reisterstown Holdings, Inc. ("Reisterstown"), a Maryland thrift holding company with $248 million in assets and $210 million in deposits at the acquisition date, for $28.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Reisterstown have been included in Susquehanna since the date of the acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of income tax effects. Goodwill of $12.7 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

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

       A summary of unaudited pro forma combined financial information for Susquehanna, Reisterstown, and Fairfax follows:

                                              Three Months Ended September 30,                  Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                   1996             1995                             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                              $32,590          $31,978                          $96,459          $94,017
Provision for loan and lease losses                1,090            1,140                            3,971            3,755
Other income                                       5,258            5,143                           16,457           14,002
Other expense                                     29,406           24,096                           76,836           72,124
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                7,352           11,885                           32,109           32,140
Taxes                                              2,243            3,606                           10,510           10,240
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                        $5,109           $8,279                          $21,599           $21,900
===================================================================================================================================
Earnings per share                                 $0.39            $0.63                            $1.64             $1.67
Average shares outstanding                        13,173           13,136                           13,158            13,133

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

                            Significant Transactions
                            ------------------------

     Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the nine months ended September 30, 1996 and 1995 and for the third quarter of 1996 and 1995. These transactions are described in the following paragraphs.

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

     On April 21, 1995, Susquehanna completed the acquisition of Reisterstown acquiring all of the assets and assuming all the liabilities of Reisterstown for $28.6 million. Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995 forward. The loans acquired totaled $201 million, total assets were $248 million and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

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

                                Earnings Summary
                                ----------------

     Susquehanna's earnings for the third quarter of 1996 were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000 when the Bank Insurance Fund and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment of 65.7 cents per $100 of deposits.

     As a result of this one-time special charge, net income decreased from $7.2 million in the third quarter of 1995 to $5.1 million in the third quarter of 1996. Earnings per share also decreased for the same periods from $.62 per share to $.39 per share. Excluding this one-time special charge, net income for the third quarter of 1996 would have been $8.4 million and earnings per share would have been $.64 per share, both of which would have been new records for Susquehanna.

     Despite the one-time special charge, net income for the nine months ended September 30, was a record $21.5 million or 13.8% above the results achieved in the same period of 1995 due primarily to Susquehanna's strong net interest income and net interest margin. Earnings per share for the same periods also increased from $1.62 per share in 1995 to $1.63 per share in 1996.

     Return on average assets ("ROA") for the first nine months decreased from 1.05% in 1995 to 0.97% in 1996 and return on average equity ("ROE") also decreased for the same period from 11.22% in 1995 to 10.20% in 1996. Excluding the one-time special charge, ROA and ROE for the first nine months of 1996 would have been 1.12% and 11.78%, respectively.

     Total assets at September 30, 1996, were $3.0 billion compared to $2.5 billion at September 30, 1995. Loans totaled $2.2 billion compared to $1.7 billion and deposits were $2.5 billion up from $2.1 billion at September 30, 1995. Equity capital was $286 million at September 30, 1996, or $21.68 per share compared to $234 million, or $20.12 per share at September 30, 1995.

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

     Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of the sum of net interest income and other income was 85.7% and 87.0% for the nine months ended September 30, 1996 and 1995, respectively, and for the quarters ended September 30, 1996 and 1995 was 86.1% and 85.3%, respectively.

     Net interest income, which is the major source of operating income, reached $95.3 million through the nine month period ending September 30, 1996, $16.8 million or 21.3% above that realized through September 30, 1995. This increase was the result of a 23.2% increase in average earning assets as shown in Table 2 offset by a slight decline in the net interest margin from 4.85% to 4.74%. The primary factor for the asset growth was the acquisitions of Reisterstown and Fairfax. The decline in the net interest margin was the result of a 12 basis point increase in the cost of interest-bearing liabilities, compared to a 3 basis point rise in the yield on earning assets. The yield on time deposits rose from 5.35% during the first nine months of 1995 to 5.53% for the same period of 1996. For the three months ending September 30, 1996, net interest income increased $5.2 million or 19.1% over the same period in 1995. This increase was the result of a 19.5% increase in average earning assets offset by a slight decline in the net interest margin from 4.78% to 4.75%. The primary factor for the asset growth was the acquisition of Fairfax.


                                  Other Income
                                  ------------

     Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for servicing loans, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 14.3% and 13.0% for the nine months ended September 30, 1996 and 1995, respectively and for the three months ended September 30, 1996 and 1995 was 13.9% and 14.7% respectively.

     Non-interest income increased $4.2 million, or 36.0%, from $11.8 million in the first nine months of 1995 to $16.0 million in the first nine months of 1996. For the three months ended September 30, 1996, non-interest income was $5.3 million. This was $0.6 million or 11.8% above the comparable quarter of 1995. The $4.2 million increase noted above was primarily caused by a $2.1 million increase in gain on mortgage loans sold and a $1.0 million increase in other commissions and fees.

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

     Non-interest expenses totaled $76.1 million in 1996, a $16.6 million, or 27.9%, increase over the first nine months of 1995. For the quarter ended September 30, 1996, non-interest expenses were $29.4 million. This was $9.2 million, or 45.4%, above the comparable quarter of 1995. These increases were primarily the result of a one-time special SAIF assessment in the third quarter of 1996 totaling $5.5 million and the acquisitions of Reisterstown and Fairfax.

                                  Income Taxes
                                  ------------

     Susquehanna's effective tax rate increased from 30.3% through the first nine months of 1995 to 32.3% through the first nine months of 1996. Maryland state income taxes and additional non-deductible expenses relating to the Reisterstown and Fairfax acquisitions are the principal causes for this rise.

                                  Risk Assets
                                  -----------

     Table 3 shows an increase in non-performing assets at September 30, 1996 of $4.8 million from that reported at December 31, 1995, compared to a decrease from September 30, 1995 of $3.4 million. The increase shown for the period January 1 through September 30, 1996 includes $5.9 million acquired in the Fairfax transaction. Consequently, the ratio of non-performing assets to period-end loans and leases and other real estate owned fell to 1.63% at September 30, 1996 from 1.79% at December 31, 1995.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

     As illustrated in Table 4, the year-to-date provision was $242 thousand lower in 1996 while year-to-date net charge-offs rose by $674 thousand. The allowance totaled $31.7 million at September 30, 1996 and represents 1.45% of period-end loans and leases and 111% of non-performing loans and leases.

                               Capital Resources
                               -----------------

     Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 1996 was 11.85%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at September 30, 1996 was 15.50%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 1996 was 8.35%.

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

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $108 million or 18.8% of the investment portfolio at September 30, 1996. Short-term investments totaling $37 million at September 30, 1996 represent additional sources of liquidity.

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

     Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at September 30, 1996. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

------------------------------------------------------------------------------------------------------------------------------------

                                                     For the Three Month Period Ended          For the Three Month Period Ended
                                                             September 30, 1996                        September 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average                                   Average
(Dollars in thousands)                               Balance     Interest   Rate (%)           Balance     Interest   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                              $55,100         $766      5.53            $49,635          $672     5.37
Investment securities:
      Taxable                                         487,607        7,409      6.04            480,881         8,043     6.64
      Tax - advantaged                                105,237        1,789      6.76            110,504         1,884     6.76
                                                   ----------   ----------                   ----------    ----------

   Total investment securities                        592,844        9,198      6.17            591,385         9,927     6.66
                                                   ----------   ----------                   ----------    ----------
Loans and leases, (net):
      Taxable                                       2,120,805       48,624      9.12          1,675,498        39,143     9.27
      Tax - advantaged                                 44,147        1,094      9.86             37,798           905     9.50
                                                   ----------   ----------                   ----------    ----------

   Total loans and leases                           2,164,952       49,718      9.14          1,713,296        40,048     9.27
                                                   ----------   ----------                   ----------    ----------

Total interest - earning assets                     2,812,896      $59,682      8.44          2,354,316       $50,647     8.53
                                                   ----------   ==========                   ----------    ----------
Allowance for loan and lease losses                   (31,938)                                  (28,114)
Other non - earning assets                            222,180                                   188,393
                                                   ----------                                ----------

Total assets                                       $3,003,138                                $2,514,595
                                                   ==========                                ==========

Liabilities and Stockholders' Equity
Deposits:
      Interest - bearing demand                      $661,361       $4,849      2.92           $481,240        $3,272     2.70
      Savings                                         403,952        2,457      2.42            393,865         2,595     2.61
      Time                                          1,145,298       15,723      5.46            963,793        13,615     5.60
Short - term borrowings                                58,575          735      4.99             68,572           937     5.42
Long - term debt                                      123,440        2,322      7.48             91,897         1,885     8.14
                                                   ----------   ----------                   ----------    ----------

Total interest - bearing liabilities                2,392,626      $26,086      4.34          1,999,367       $22,304     4.43
                                                   ----------   ==========                   ----------    ==========
Demand deposits                                       281,417                                   256,382
Other liabilities                                      45,189                                    27,958
                                                   ----------                                ----------

Total liabilities                                  $2,719,232                                $2,283,707
                                                   ----------                                ----------

Stockholders' equity                                  283,906                                   230,888
                                                   ----------                                ----------

Total liabilities and stockholders' equity         $3,003,138                                $2,514,595
                                                   ==========                                ==========

Net interest income / yield on
      average earning assets                                       $33,596      4.75                          $28,343     4.78
                                                                ==========                                 ==========

                                                    For the Nine Month Period Ended           For the Nine Month Period Ended
                                                           September 30, 1996                        September 30, 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                     Average                                   Average
(Dollars in thousands)                               Balance     Interest   Rate (%)           Balance     Interest   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                              $72,291       $2,911      5.38            $47,064        $2,061     5.85
Investment securities:
      Taxable                                         499,067       22,808      6.10            473,792        21,638     6.11
      Tax - advantaged                                108,693        5,572      6.85            114,484         6,041     7.05
                                                   ----------   ----------                   ----------    ----------

   Total investment securities                        607,760       28,380      6.24            588,276        27,679     6.29
                                                   ----------   ----------                   ----------    ----------
Loans and leases, (net):
      Taxable                                       2,047,960      141,185      9.21          1,575,440       109,583     9.30
      Tax - advantaged                                 44,210        3,328     10.06             39,435         2,741     9.29
                                                   ----------   ----------                   ----------    ----------

   Total loans and leases                           2,092,170      144,513      9.23          1,614,875       112,324     9.30
                                                   ----------   ----------                   ----------    ----------

Total interest - earning assets                     2,772,221     $175,804      8.47          2,250,215      $142,064     8.44
                                                   ----------   ----------                   ----------    ----------
Allowance for loan and lease losses                   (31,685)                                  (26,306)
Other non - earning assets                            220,427                                   175,661
                                                   ----------                                ----------

Total assets                                       $2,960,963                                $2,399,570
                                                   ==========                                ==========

Liabilities and Stockholders' Equity
Deposits:
      Interest - bearing demand                      $633,818      $13,590      2.86           $472,886        $9,703     2.74
      Savings                                         402,965        7,363      2.44            394,048         7,610     2.58
      Time                                          1,147,100       47,454      5.53            876,974        35,109     5.35
Short - term borrowings                                54,727        2,023      4.94             62,473         2,620     5.61
Long - term debt                                      122,823        6,926      7.53             89,605         5,385     8.03
                                                   ----------   ----------                   ----------    ----------

Total interest - bearing liabilities                2,361,433      $77,356      4.38          1,895,986       $60,427     4.26
                                                   ----------   ==========                   ----------    ==========
Demand deposits                                       277,108                                   248,906
Other liabilities                                      41,361                                    29,907
                                                   ----------                                ----------

Total liabilities                                  $2,679,902                                $2,174,799
                                                   ----------                                ----------

Stockholders' equity                                  281,061                                   224,771
                                                   ----------                                ----------

Total liabilities and stockholders' equity         $2,960,963                                $2,399,570
                                                   ==========                                ==========

Net interest income / yield on
      average earning assets                                       $98,448      4.74                          $81,637     4.85
                                                                ==========                                 ==========

  For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 2-STATEMENTS OF CHANGES IN INCOME AND EXPENSES

                                                                 Three months ended
                                                           September 30, 1996 compared
(In thousands)                                                   to September 30, 1995
--------------------------------------------------------------------------------------------------------------
                                          Average          Volumes               Income / Expense
                                           $                  %                 $                %
--------------------------------------------------------------------------------------------------------------
ASSETS:
Loans and leases, net                      451,656             26.4             9,603             24.2
Investments                                  1,459              0.2              (695)            (7.5)
Money market investments                     5,465             11.0                94             14.0
                                         ----------                           --------
        Total                              458,580             19.5             9,002             18.1
                                         ==========                           --------
LIABILITIES:
Interest-bearing demand                    180,121             37.4             1,577             48.2
Savings                                     10,087              2.6              (138)            (5.3)
Time                                       181,505             18.8             2,108             15.5
Short-term borrowings                       (9,997)           (14.6)             (202)           (21.6)
Long-term debt                              31,543             34.3               437             23.2
                                         ----------                           --------

        Total                              393,259             19.7             3,782             17.0
                                         ==========                           --------

Net interest income                                                             5,220             19.1
Provision for loan and lease losses                                               (50)            (4.4)

Net interest income after                                                     --------
   provision for loan and lease losses                                          5,270             20.1
Investment security gains/(losses)                                                  9             33.3
Other operating income                                                            545             11.7
                                                                              --------
Income before operating expenses                                                5,824             18.8
                                                                              --------
Salaries and employee benefits                                                  1,811             16.7
Net occupancy and equipment                                                       482             19.8
Other operating expenses                                                        6,895             99.2
                                                                              --------
Total operating expenses                                                        9,188             45.4
                                                                              --------
Income before income taxes                                                     (3,364)           (31.4)
Provision for income taxes                                                     (1,224)           (35.3)
                                                                              --------
Net income                                                                     (2,140)           (29.5)
                                                                              ========


                                                                 Nine months ended
                                                           September 30, 1996 compared
                                                                 to September 30, 1995
-------------------------------------------------------------------------------------------------------
                                         Average          Volumes               Income / Expense
                                           $                  %                $                %
-------------------------------------------------------------------------------------------------------
ASSETS:
Loans and leases, net                      477,295             29.6            31,983             28.7
Investments                                 19,484              3.3               867              3.4
Money market investments                    25,227             53.6               850             41.2
                                         ----------                           --------
        Total                              522,006             23.2            33,700             24.2
                                         =========                           --------
LIABILITIES:
Interest-bearing demand                    160,932             34.0             3,887             40.1
Savings                                      8,917              2.3              (247)            (3.2)
Time                                       270,126             30.8            12,345             35.2
Short-term borrowings                       (7,746)           (12.4)             (597)           (22.8)
Long-term debt                              33,218             37.1             1,541             28.6
                                         ----------                           --------
        Total                              465,447             24.5            16,929             28.0
                                         ==========                           --------

Net interest income                                                            16,771             21.3
Provision for loan and lease losses                                              (242)            (6.5)
                                                                              --------
Net interest income after
   provision for loan and lease losses                                         17,013             22.7
Investment security gains/(losses)                                                277            602.2
Other operating income                                                          3,950             33.5
                                                                              --------
Income before operating expenses                                               21,240             24.5
                                                                              --------

Salaries and employee benefits                                                  6,090             19.5
Net occupancy and equipment                                                     1,489             20.7
Other operating expenses                                                        9,007             42.7
                                                                              --------
Total operating expenses                                                       16,586             27.9
                                                                              --------

Income before income taxes                                                      4,654             17.2
Provision for income taxes                                                      2,058             25.1
                                                                              --------
Net income                                                                      2,596             13.8
                                                                              ========


                                                                     Three months ended
                                                               September 30, 1996 compared
                                                                     to June 30, 1996
--------------------------------------------------------------------------------------------------------------------
                                                      Average             Volumes                Income / Expense
                                                        $                    %                   $              %
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Loans and leases, net                                   44,335                2.1               857              1.8
Investments                                            (24,233)              (3.9)             (353)            (4.0)
Money market investments                               (24,208)             (30.5)             (262)           (25.5)
                                                     ----------                             --------
        Total                                           (4,106)              (0.1)              242              0.4
                                                     ==========                             --------
LIABILITIES:
Interest-bearing demand                                 12,617                1.9               165              3.5
Savings                                                    (58)              (0.0)              (28)            (1.1)
Time                                                   (34,043)              (2.9)             (344)            (2.1)
Short-term borrowings                                    2,204                3.9                53              7.8
Long-term debt                                         (13,996)             (10.2)              (46)            (1.9)
                                                     ==========                            --------
        Total                                          (33,276)              (1.4)             (200)            (0.8)
                                                     ==========                            --------

Net interest income                                                                             442              1.4
Provision for loan and lease losses                                                            (258)           (19.1)
                                                                                           --------
Net interest income after
   provision for loan and lease losses                                                          700              2.3
Investment security gains/(losses)                                                               (8)           (18.2)
Other operating income                                                                         (456)            (8.0)
                                                                                           --------
Income before operating expenses                                                                236              0.6
                                                                                           --------
Salaries and employee benefits                                                                   46              0.4
Net occupancy and equipment                                                                      57              2.0
Other operating expenses                                                                      5,273             61.5
                                                                                           --------
Total operating expenses                                                                      5,376             22.4
                                                                                           --------
Income before income taxes                                                                   (5,140)           (41.1)
Provision for income taxes                                                                   (1,914)           (46.0)
                                                                                           --------
Net income                                                                                   (3,226)           (38.7)
                                                                                           ========

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3- RISK ASSETS
---------------------------------------------------------------------------------------------------------

                                                            September 30,   December 31,   September 30,
(Dollars in thousands)                                             1996            1995           1995
---------------------------------------------------------------------------------------------------------
Nonperforming assets:
    Nonaccrual loans and leases                                     $22,036       $18,754        $26,216
    Restructured accrual loans                                        6,509         6,703          6,760
    Other real estate owned                                           7,037         5,344          6,022
---------------------------------------------------------------------------------------------------------
Total nonperforming assets                                          $35,582       $30,801        $38,998
=========================================================================================================

As a percent of period-end loans and leases and
    other real estate owned                                            1.63%         1.79%          2.30%
Loans and leases contractually
  past due 90 days and still accruing                                $8,353        $4,820         $4,402

TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
---------------------------------------------------------------------------------------------------------

                                        Three Months Ended September 30,  Nine Months Ended September 30,
(Dollars in thousands)                                1996        1995            1996           1995
---------------------------------------------------------------------------------------------------------
Balance - Beginning of period                       $32,004         $27,779       $27,563        $23,845
    Allowance acquired in business combination          --              --          4,229          3,323
    Change in fiscal year of pooled entity              --              --            --              (8)
    Additions charged to operating expenses           1,090           1,140         3,469          3,711
---------------------------------------------------------------------------------------------------------
                                                     33,094          28,919        35,261         30,871
---------------------------------------------------------------------------------------------------------
    Charge-offs                                      (1,680)         (1,281)       (4,532)        (3,694)
    Recoveries                                          250             310           935            771
---------------------------------------------------------------------------------------------------------
       Net charge-offs                               (1,430)           (971)       (3,597)        (2,923)
---------------------------------------------------------------------------------------------------------
Balance - Period end                                $31,664         $27,948       $31,664        $27,948
=========================================================================================================

Net charge-offs as a percent of average loans
   and leases (annualized                              0.26%           0.22%         0.23%          0.24%
Allowance as a percent of period-end loans
   and leases                                          1.45%           1.65%         1.45%          1.65%

Average loans and leases                         $2,164,952      $1,713,296    $2,092,170     $1,614,875
Period-end loans and leases                       2,177,264       1,692,790     2,177,264      1,692,790


Susquehanna Bancshares, Inc. and subsidiaries

TABLE 5 ---  Interest Rate Sensitivity

At September 30, 1996                                              1 - 90       90 - 180    180 - 365      1 year
(In thousands)                                                      days          days         days       or more       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
        Short-term investments                                      $36,557                                            $36,557
        Investment securities                                        44,261       29,403      92,034       410,742     576,440
        Loans and leases, net of unearned income*                   648,358       76,449     382,498     1,047,923   2,155,228
                                                              ------------------------------------------------------------------
              Total                                                $729,176     $105,852    $474,532    $1,458,665  $2,768,225
                                                              ------------------------------------------------------------------
LIABILITIES:
        Deposits:
              Interest-bearing demand                              $663,936                                           $663,936
              Savings                                               397,868                                            397,868
              Time                                                  215,993      193,020     244,650       377,125   1,030,788
              Time in denominations of $100 or more                  18,901       19,635      25,333        37,508     101,377
        Short-term borrowings                                        75,030        1,156                                76,186
        Long-term debt                                                4,001        2,200       9,000       106,612     121,813
                                                              ------------------------------------------------------------------
              Total                                              $1,375,729     $216,011    $278,983      $521,245  $2,391,968
                                                              ------------------------------------------------------------------
INTEREST SENSITIVITY GAP:
        Periodic                                                  ($646,553)   ($110,159)   $195,549      $937,420    $376,257
        Cumulative                                                              (756,712)   (561,163)      376,257

CUMULATIVE GAP AS A PERCENTAGE
        OF EARNING ASSETS                                             -23.4%       -27.3%      -20.3%         13.6%

*Does not include nonaccruing loans and leases.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Registrant filed a report on Form 8-K on or about July 30, 1996, covering the proposed acquisition of ATCORP, INC., and its wholly-owned subsidiary Equity National Bank, and the proposed acquisition of Farmers Banc Corp, and its wholly-owned subsidiary Farmers National Bank.

     Registrant filed a registration statement on Form S-4 on October 17, 1996 providing for the registration of 1,464,370 shares of its common stock to be used in connection with the proposed acquisition of ATCORP, INC and Farmers Banc Corp. The registration statement was declared effective November 5, 1996.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SUSQUEHANNA BANCSHARES, INC.



November 12,  1996

     /s/ Robert S. Bolinger
     ___________________________________
     Robert S. Bolinger
     President and Chief Executive Officer



November 12, 1996

     /s/ Drew K. Hostetter
     ____________________________________
     Drew K. Hostetter
     Treasurer & Principal Financial Officer