Form 10-K
period 1996-12-31
SUSQUEHANNA BANCSHARES INC
filed 1997-03-28
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission file number: 0-10674
   December 31, 1996

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

Title of each class:                                  Name of each exchange on
--------------------                                  which registered:
                                                            ----------
Common Stock, Par Value $2.00 per share               Common Stock is not
                                                      registered on any
                                                      exchange.


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

     As of February 28, 1997, 13,181,187 shares of the registrant's Common Stock were outstanding. The aggregate market value (based on the bid price) of such shares held by non-affiliates on that date was $450,028,280.

                                    PART I
                                    ------

Item 1.   Business and History
-------   --------------------

General

          Susquehanna Bancshares, Inc. ("Susquehanna" or the "Company") is a multi-bank financial holding company headquartered in Lititz, Pennsylvania. As of December 31, 1996, the Company operated as a super-community bank holding company with five banks, three thrifts, and two non-bank subsidiaries. These subsidiaries provide banking and banking-related services from 109 offices located in central Pennsylvania and West and Central Maryland. As of December 31, 1996, Susquehanna had assets of $3.0 billion, net loans receivable of $2.2 billion, deposits of $2.5 billion and shareholders' equity of $293 million.

          The relative sizes and profitability of Susquehanna's subsidiaries as of and for the year ended December 31, 1996, are depicted in the following table: (Dollars in Thousands)

================================================================================
                                          Percent of               Percent of
        Subsidiary             Assets        Total     Net Income     Total
---------------------------  -----------  -----------  ----------  -----------
 ................................................................................
Farmers First Bank           $  894,867       29%        $12,766       43%
Farmers & Merchants Bank        514,174       17%          5,627       19%
 and Trust
First National Trust Bank       271,772        9%          3,649       12%
Williamsport National Bank      231,041        8%          4,389       15%
Citizens National Bank of       178,155        6%          2,562        8%
 So. Penna.
*Atlantic Federal Savings       194,412        6%          1,319        4%
 Bank
*Reisterstown Federal           268,838        9%          3,383       11%
 Savings Bank
*Fairfax Savings, AFSB          457,025       15%          1,982        7%
Susque-Bancshares Leasing        30,165        1%            622        2%
 Co., Inc. (leasing)
Susque-Bancshares Life            2,825        -             230        1%
 Insurance Co.
(life insurance)
Parent (including                (4,823)       -          (6,553)     (22%)
 consolidation adjustments
 and Susquehanna South's
 parent and non-bank
 subsidiaries)
                           -----------------------------------------------------
Total                        $3,038,451      100%        $29,976      100%
================================================================================

*subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares
 South, Inc. ("Susquehanna South")

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

          As a "super-community" bank holding company, the Company's strategy has been to manage its banking subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. The Company believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. Consistent with this philosophy, Susquehanna merged its subsidiary Spring Grove National Bank into its lead bank, Farmers First Bank, effective June 6, 1996. The Company instituted a full consolidation of back office data processing operations of its five bank subsidiaries, which was completed in 1996. The Company further anticipates integrating its trust and mortgage banking operations. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

          Susquehanna has no employees, other than its officers, each of whom are employees of one or the other of its bank or thrift subsidiaries. As of December 31, 1996, the subsidiaries of Susquehanna employed 1,232 full-time and 292 part-time employees.

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

     In December, 1995, Susquehanna introduced six automated loan machines ("ALM"), three in Maryland and three in Pennsylvania. ALMs represent a relatively new development in bank services delivery systems and afford consumers the convenience of 24 hour credit up to a maximum loan amount of $5,000. As of December 31, 1996, the Company operated 22 ALM's within Pennsylvania and Maryland.

     The Company also initiated a credit card offering in late 1995. Using experience and resources developed in a program operated through one of its Pennsylvania bank subsidiaries, the credit card program was expanded to include similar offerings through other Susquehanna subsidiaries. The program targets existing customers and selected prospects in Susquehanna's market areas. During 1996, Susquehanna introduced a check (debit) card in Pennsylvania and Maryland. As of November 30, 1996, almost 64,000 cards had been issued.

     Through its subsidiary, Susque-Bancshares Life Insurance Co., the Company offers certain credit related insurance products.

     The acquisition of the Maryland thrifts substantially enhances Susquehanna's mortgage origination and mortgage banking capabilities. The consolidation of the resources that are available throughout its system, planned for 1997, will facilitate an expansion of Susquehanna's mortgage banking operations in its Maryland and Pennsylvania markets.

     Susquehanna's commercial lending operations include commercial, financial and agricultural lending (10% of the total loan portfolio at December 31, 1996), real estate construction lending (9%), and commercial mortgage lending (15%). Loans originated by each subsidiary are subject to central review and uniform Company credit standards. Nearly all of the Company's loans are concentrated in the markets served by its subsidiary banks and thrifts.

Business of Farmers First.  Farmers First is engaged in commercial banking and
--------------------------
trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its trust department, Farmers First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. During 1994, Farmers First acquired all of the assets of its subsidiary, Farmers AgCredit Corp., which has ceased all business activity. Farmers First owns no other subsidiaries. As of December 31, 1996, Farmers First had twenty-six (26) full-service and ten (10) limited-service banking offices in Lancaster and York Counties. Farmers First's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it. Effective June 6, 1996, the former Spring Grove National Bank, a Susquehanna affiliate, was merged into Farmers First, effectively expanding the service area of Farmers First into York County.

          As of December 31, 1996, Farmers First had total assets of $895 million, total shareholder's equity of $107 million and total deposits of $710 million.

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

          As of December 31, 1996, Citizens had six (6) full-service banking offices in Franklin County. Citizens' business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1996, Citizens had total assets of $178 million, total shareholder's equity of $16 million and total deposits of $158 million.

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

          As of December 31, 1996, First National had ten (10) full-service and one (1) limited-service banking offices. The main office of First National is located in Sunbury, Pennsylvania. Four (4) full-service and one (1) limited-service branches are located in Northumberland County, while three (3) full-service branches are located in contiguous Snyder County and one (1) full-service branch is located in each of Columbia County and Union County. First National's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1996, First National had total assets of $272 million, total shareholder's equity of $25 million and total deposits of $241 million.

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

     As of December 31, 1996, Williamsport had six (6) full-service and one (1) limited-service banking offices in Lycoming County. The main office of Williamsport is located in Williamsport, Pennsylvania. Williamsport's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

          As of December 31, 1996, Williamsport had total assets of $231 million, total shareholder's equity of $29 million and total deposits of $198 million.

Business of F&M.  F&M is engaged in commercial banking as authorized by the
---------------
banking laws of the State of Maryland. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its Trust Department, which commenced operation during 1993, F&M is able to render services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law. On November 30, 1993, F&M created an insurance agency subsidiary, F&M Insurance Agency, Inc., whose purpose is to engage in insurance agency and brokerage business as permitted for subsidiaries of banking institutions under Maryland and federal law. During 1994, F&M changed its name to "Farmers & Merchants Bank and Trust". Effective January 1, 1995, F&M commenced operation of an investment subsidiary in Delaware, FMBT Incorporated, which purpose is to assist in investment portfolio management.

          As of December 31, 1996, F&M had twenty-one (21) full-service and five
(5) limited-service banking offices in Washington and Allegany Counties, Maryland. F&M's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1996, F&M had total assets of $514 million, total shareholder's equity of $40 million and total deposits of $447 million.

Business of Atlantic Federal.  Atlantic Federal is a federally chartered savings
----------------------------
bank headquartered in Towson, Maryland. It is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc., which, in turn, is a wholly-owned subsidiary of Susquehanna.

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

          Atlantic Federal was originally chartered in 1897, and converted from mutual to stock form in May 1986. Atlantic Federal is a member of the Federal Home Loan Bank System and a stockholder of the Federal Home Loan Bank of Atlanta. Its savings deposits have been federally insured since 1938. Atlantic Federal has two subsidiaries: Atlanfed Service Corporation and Atlanfed Financial Corporation.

          As of December 31, 1996, Atlantic Federal had nine (9) full service offices. Its main office is located in Baltimore County, Maryland. Two (2) full service offices are located in each of Cecil, Harford and Anne Arundel Counties, and one (1) full service office in the City of Baltimore, Maryland. Its business is not dependent upon any one customer and the loss of any customer or a few customers would have no material adverse effect upon it.

          As of December 31, 1996, Atlantic Federal had total assets of $194 million, total shareholders' equity of $18 million, and total deposits of $157 million.

Business of Reisterstown Federal.  Reisterstown Federal is a federally-chartered
--------------------------------
stock savings bank headquartered in Reisterstown, Maryland, a suburb of Baltimore, Maryland. It also is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc.

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

          Reisterstown Federal was originally chartered in May, 1959 and converted from mutual to stock form in February, 1987. Reisterstown Federal has been a member of the Federal Home Loan Bank System, and its savings deposits have been federally insured since 1959. It has one subsidiary, Reisterstown Service Corp., located in Reisterstown, Maryland.

          As of December 31, 1996, Reisterstown Federal had two (2) full service offices. The main office of Reisterstown Federal is located in Reisterstown, Baltimore County, Maryland. The branch office is located in Carroll County, Maryland. Its business is not dependant upon any one customer, and the loss of any customer or a few customers would not have a material effect upon it.

          As of December 31, 1996, Reisterstown Federal had total assets of $269 million, total shareholder's equity of $30 million, and total deposits of $225 million.

Business of Fairfax Savings.  On February 1, 1996, Susquehanna completed
---------------------------
acquisition of Fairfax Savings, a federally chartered, federally insured thrift institution. It is headquartered in Baltimore, Maryland. Fairfax Savings also is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc.

          Fairfax Savings attracts deposits from the general public through its nine offices in metropolitan Baltimore and in Carroll, Wicomico and Worcester Counties. It uses such deposits to originate loans on one-to-four family residential collateralized first mortgage loans. Fairfax Savings also originates non-residential and multi-family real estate and construction loans, second mortgage loans on residential properties and consumer loans. Through its subsidiary, Atlantic First Mortgage Corporation, Fairfax Savings originates one-to-four family residential mortgage loans for sale in the secondary market. Atlantic First was formed in 1996 as a result of the merger of Atlantic Home Mortgage Corporation, a wholly-owned subsidiary of Atlantic Federal, with Fairfax Mortgage Corporation, effective May 1, 1996.

          Fairfax Savings occupies two narrow niche markets within the financial services industry -- retail community banking, largely limited to deposit gathering, and mortgage banking. Lending activities are either supportive of or tangential to these niche markets.

          As of December 31, 1996, Fairfax Savings had nine (9) full service offices. The main office of Fairfax Savings is located in the City of Baltimore. Five (5) of its full service offices are located in Baltimore County, and one (1) full service office is located in each of Carroll, Wicomico and Worcester counties. Its business is not dependent upon any one customer and the loss of any customer or a few customers would have no material adverse effect upon it.

          As of December 31, 1996, Fairfax Savings had total assets of $457 million, total shareholder's equity of $48 million, and total deposits of $361 million.

Planned Merger of Atlantic Federal, Reisterstown Federal and Fairfax Savings
----------------------------------------------------------------------------

          On October 3, 1996, the Office of Thrift Supervision approved the Company's application to merge Atlantic Federal, Reisterstown Federal and Fairfax Savings into a single federal savings bank. The merger is planned to occur in the second quarter of 1997. It will not have an affect on the current operations or businesses of the thrifts, although it is expected that certain economies and efficiencies will result from the merger.

Recent and Pending Acquisitions

          Effective February 1, 1996, Susquehanna completed its acquisition of Fairfax Financial Corporation ("Fairfax") of Baltimore, Maryland, and its subsidiary, Fairfax Savings, FSB, for cash consideration totaling $62.7 million (the "Fairfax Merger"). At December 31, 1996, Fairfax Savings, FSB, had assets of $457 million and operated nine banking offices located in metropolitan Baltimore and Carroll, Wicomico and Worcester Counties. Along with the 1995 acquisitions of Atlanfed Bancorp, Inc., and its primary subsidiary, Atlantic Federal Savings Bank, Baltimore, Maryland, and Reisterstown Holdings, Inc., and its subsidiary, Reisterstown Federal Savings Bank, Reisterstown, Maryland, the result was that Susquehanna held consolidated assets of approximately $3 billion, and operated 106 community banking offices throughout central Pennsylvania and Maryland as of February 1, 1996.

          Susquehanna's subsidiary, Spring Grove National Bank, Spring Grove, Pennsylvania, was merged into subsidiary Farmers First Bank, effective June 6, 1996. Farmers First Bank, the resulting institution, had total assets of $895 million and operated 36 banking offices within Lancaster and York Counties, Pennsylvania, as of December 31, 1996.

          On July 18, 1996, Susquehanna executed a definitive agreement to acquire Farmers Banc Corp., Mullica Hill, New Jersey (FBC) and its wholly owned subsidiary, Farmers National Bank (FNB). On the same day, Susquehanna executed a definitive agreement to acquire Atcorp, Inc., Marlton, New Jersey (AI) and its wholly owned subsidiary, Equity National Bank (ENB). The acquisitions were completed on February 28, 1997. As of December 31, 1996, FNB had $89 million in total assets, and ENB had $208 million in assets. FNB and ENB exceed all applicable regulatory capital requirements.

          Susquehanna acquired FBC and FNB for 692,512 shares of Susquehanna Common Stock, representing approximately $81.25 per share for each FBC share. Susquehanna acquired AI and ENB for approximately 771,750 shares of Susquehanna Common Stock, representing approximately $35.62 per share for each AI share. The transactions qualified for pooling of interests accounting treatment.

          The transaction represents Susquehanna's first foray into New Jersey. FNB and ENB will be operated through a subsidiary of Susquehanna created for the purpose of supervising the operations of Susquehanna's New Jersey banks.

          On February 11, 1997, Susquehanna executed a definitive agreement to acquire Founders' Bank of Bryn Mawr, Pennsylvania (Founders). Pursuant to the agreement, Susquehanna will acquire Founders for between 373,276 and 471,298 shares of Susquehanna Common Stock, the specific number to be determined by the value of Susquehanna Common Stock during a defined period prior to the closing date. For purposes of illustration, based on the closing price of Susquehanna Common Stock on the day the agreement was executed ($36.12), assuming such price was the applicable average closing price, Susquehanna would acquire Founders for 414,366 shares of its common stock. Founders is a state chartered, commercial bank, and is a member of the Federal Reserve System. As of December 31, 1996, Founders had assets of approximately $103 million.

Consummation of the merger is subject to a number of conditions, including receipt of regulatory approvals and approval by Founders' shareholders.

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

Supervision and Regulation
--------------------------

          General.  Susquehanna is registered with the Board of Governors of the
          -------
Federal Reserve System ("Board") and is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Provisions in the BHC Act require prior approval of an acquisition of assets or ownership or control of any voting shares of any bank, if such acquisition would give Susquehanna more than 5% of the voting shares of any bank or bank holding company.

          The BHC Act also generally permits the acquisition of a non-bank company if such company engages only in activities which are determined to be closely related and incidental to banking. Susquehanna directly owns two non-bank subsidiaries - Susque-Bancshares Life Insurance Company ("SBLIC"), a wholly-owned reinsurance company, and Susque-Bancshares Leasing Company ("SBLC"), a wholly-owned leasing company. SBLIC is organized under the laws of the State of Arizona to operate as a credit life, health and accident reinsurer to the extent permitted by the laws of the Commonwealth of Pennsylvania. SBLIC is regulated by the Department of Insurance of the State of Arizona and is subject to periodic review by that department. SBLC is organized under the laws of the Commonwealth of Pennsylvania. SBLC in turn owns a single leasing company subsidiary (with commercial finance powers).

          Susquehanna's subsidiary commercial and federal savings banks are also subject to specific regulation and supervision. Farmers First, a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Citizens, First National, Williamsport and Spring Grove (prior to its merger with and into Farmers First) are national banks and are subject to regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"). F&M, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission and the FDIC. Atlantic Federal, Reisterstown Federal and Fairfax Savings are subject to regulation and periodic examination by the Office of Thrift Supervision ("OTS"). Since the acquisitions of Atlantic Federal, Reisterstown Federal and Fairfax Savings, Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. ("SBI South"), has also been subject to supervision and regulation by the OTS as a savings and loan holding company. In addition, all of Susquehanna's banking subsidiaries are subject to examination by the Board.

          The regulations that govern Susquehanna and its subsidiary commercial and federal savings banks impose certain restrictions on extensions of credit to Susquehanna from such subsidiary banks and with certain exceptions to other affiliates, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower and on the issuance of a guarantee or letter of credit on behalf of Susquehanna or any other affiliate.

          The federal and state regulations to which Susquehanna's subsidiary commercial and federal savings banks are subject encompass a broad spectrum including, without limitation, reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to payment of dividends and requirements governing the establishment of branches and other aspects of its operations. The regulations governing the subsidiary commercial and federal savings banks have generally been promulgated to protect depositors and creditors and not for the purpose of protecting shareholders.

          Because of limitations arising under the BHC Act, Susquehanna's only line of business is that of providing commercial banking and other bank-related services and products to its customers. Such bank and bank-related services provided by Susquehanna and its subsidiaries in 1996 include commercial banking through its six banking subsidiaries, thrift activities through its three federal savings bank subsidiaries, credit life insurance through another subsidiary and leasing operations through its remaining subsidiary. Of the foregoing, commercial banking and thrift activities accounted for more than 95% of Susquehanna's gross revenues in each of the past two fiscal years.

          Financial Institutions Reform, Recovery and Enforcement Act of 1989
          -------------------------------------------------------------------
("FIRREA").  FIRREA eliminated many of the distinctions between commercial banks
----------
and thrift institutions and their holding companies. It changed the capital requirements applicable to savings institutions to be "no less stringent than the capital standards applicable to national banks" and established a qualified thrift lender test regarding permissible investments for savings associations. It also amended applicable statutory provisions to permit bank holding companies to acquire savings institutions. FIRREA also expanded the jurisdiction of the regulators' enforcement powers to all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Under FIRREA, civil money penalties (classified into three levels, with amounts increasing with the severity of the violation) and/or prison sentences may be imposed for any violations of law or regulation.

          Federal Deposit Insurance Corporation Improvement Act of 1991
          -------------------------------------------------------------
("FDICIA").   The FDICIA requires prompt corrective action against
----------
undercapitalized institutions and has established five capital categories.
These are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions represent depository institutions that fail to meet the required minimum level for any relevant capital measure. Significantly undercapitalized describes depository institutions that are significantly below the capital minimum requirements. Currently, all of Susquehanna's depository institution subsidiaries are considered well-capitalized.

          Interstate Banking Act.  Under the Riegle-Neal Interstate Banking and
          ----------------------
Branching Efficiency Act of 1994, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Susquehanna anticipates that the effect of the new law will be to increase competition within the markets in which it now operates, although Susquehanna cannot predict the extent to which competition will increase in such markets or the timing of such increase.

          The Omnibus Consolidated Appropriations Act, 1997 ("OCAA").  The OCAA
          ----------------------------------------------------------
was signed into law on September 30, 1996. It includes, among others, Savings Association Insurance Fund ("SAIF") rescue provisions and a number of other regulatory relief provisions for insured depository institutions and their holding companies. A summary of its more relevant provisions is set forth below.

          SAIF Rescue Provisions. In September 1996, the federal government assessed a one-time special charge to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000 when BIF and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment of 65.7 cents per $100 of deposits.

          Non-Banking Acquisitions by Well-Capitalized and Well-Managed Banking Organizations. The OCAA amends the BHC Act by eliminating or simplifying the notice procedure for well-managed and well-capitalized bank holding companies that seek to engage in permissible nonbanking activities de novo or through acquisitions subject to a size limitation, respectively.

          A well-capitalized and well-managed bank holding company generally may engage de novo in any activity that is on the "laundry list" of permissible activities in Regulation Y promulgated by the Board without having to give prior notice to the Board. However, the bank holding company must provide written notification to the Board within 10 days after commencing the activity.

          In addition, such a bank holding company may, with 12 days' prior notice, engage de novo in activities previously approved by the Board by order (i.e., activities that have been approved on a case-by-case basis and are not on the "laundry list" as generally approved) or make acquisitions of companies that fall within certain size limitations and whose activities are confined to permissible (by regulation or order) nonbanking activities. For this latter purpose, the (i) book value of the total assets to be acquired may not exceed 10% of the consolidated total risk-weighted assets of the acquiring bank holding company; (ii) the gross consideration to be paid for the securities or assets may not exceed 15% of the consolidated tier 1 capital of the acquiring bank holding company; and (iii) the holding company and its subsidiary depository institutions may not have recently been subject to a bank regulatory agency enforcement action. The notice only needs to include a description of the proposed activities and the terms of the proposed acquisition.

          To meet the "well-capitalized" criteria, both before and immediately after the proposed transaction, the acquiring bank holding company itself must be well-capitalized; the lead insured depository institution subsidiary must be well-capitalized; well-capitalized insured depository institutions must hold at least

80% of the aggregate total risk-weighted assets of insured depository institutions controlled by such holding company; and no insured depository institution controlled by such holding company may be undercapitalized. "Well-capitalized" has the meaning set forth in the federal bank regulatory agencies' prompt corrective action regulations (i.e., a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater).

          A banking organization is considered "well-managed" if the acquiring bank holding company, its lead insured depository institution, and insured depository institution subsidiaries controlling at least 90% of the aggregate total risk-weighted assets of the banking organization, are well-managed. A banking institution is considered well-managed if it has a composite rating of 1 or 2 under the CAMEL or similar rating system as of its most recent examination, and at least a satisfactory management rating in that examination.

          Extension of Divestiture Period for Certain Shares. The OCAA also amends the BHC Act to allow a bank holding company to hold shares acquired pursuant to a debt previously acquired in good faith by extending to 10 years (instead of five years) the maximum time period for holding such shares. This gives bank holding companies the same flexibility as national banks, which may hold foreclosed shares or real estate for up to 10 years. The OCAA also allows a bank holding company to apply (within the 10-year limit) for extensions for more than one year at a time.

          Savings and Loan Holding Companies that are also Bank Holding Companies. Before the passage of the OCAA, a holding company that controlled both a bank and a savings and loan association was subject to both the BHC Act and the Home Owners' Loan Act. Under the OCAA, such a company will be excluded from the definition of a savings and loan holding company, and will be subject to only the BHC Act. Accordingly, applications by such an organization would have to be filed only with the Board, and not the Director of the OTS.

          Lender Liability and Fiduciary Liability. The OCAA reinstates the Environmental Protection Agency lender liability rule and excludes from the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") definition of "owner or operator" those lenders that did not participate in the management of a vessel or facility prior to foreclosure and who, after foreclosure, sell, re-lease, or otherwise divest themselves of ownership of the vessel or facility, having sought to do so "at the earliest practicable, commercially reasonable time, on commercially reasonable terms, taking into account market conditions and legal and regulatory requirements." In addition, the CERCLA liability of a fiduciary for releases or threatened releases of hazardous substances from a vessel or facility held in a fiduciary capacity are limited to the assets so held, unless liability is predicated on something more than the fiduciary's ownership of the vessel or facility (e.g., the fiduciary's own negligence).

          Loans to Executive Officers.  The OCAA provides an exception to section 22(h)(2) of the Federal Reserve Act, which prohibits preferential loans to officers and directors of a member bank, by allowing an extension of credit made pursuant to a benefit or compensation program that is widely available to employees of the member bank and that does not give preference to any officer, director or principal shareholder of the member bank over other employees of that bank. The OCAA also allows the Board to grant exemptions from the prohibition in section 22(h)(2) to executive officers and directors of certain bank holding company subsidiaries where those individuals do not have authority to participate, and do not participate, in major policy making functions of the affiliated bank.

          Audits and Audit Committees. The OCAA repeals the requirement imposed by the FDICIA that an independent public accountant attest to the extent of compliance of an insured depository institution and its holding company with laws and regulations designated by the FDIC.

          In addition, the OCAA permits the independent audit committee of an insured depository institution to include inside directors, so long as a majority of the committee is composed of outside directors, if the appropriate federal bank regulatory agency determines that the institution has encountered hardships in retaining and recruiting a sufficient number of competent outside directors to serve on the committee. In making such a determination, the regulatory agency may take into account the size of the institution and whether the institution has made a good faith effort to elect additional outside directors who might serve on the internal audit committee.

          Environmental Impact Statement.  Compliance by Susquehanna and its
          ------------------------------
subsidiaries with federal, state and local environmental protection laws during 1996 had no material effect upon capital expenditures, earnings or the competitive position of Susquehanna and its subsidiaries and is not expected to have a material effect on such expenditures or earnings during 1997.

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

          National Monetary Policy.  In addition to being affected by general
          ------------------------
economic conditions, the earnings and growth of Susquehanna and its subsidiaries are affected by the policies of regulatory authorities, including the OCC, the Board, the FDIC and the OTS. An important function of the Board is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

          The monetary policies and regulations of the Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of Susquehanna and its subsidiaries cannot be predicted.

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

          Farmers First's principal market areas are within Lancaster County and
central York County, Pennsylvania.   There are twenty-four (24) commercial banks
operating in those counties, six (6) of which are headquartered in Lancaster County and seven (7) of which are headquartered in York County; the others are headquartered elsewhere in Pennsylvania. Of the thirteen (13) commercial banks with headquarters in Lancaster or York Counties, Farmers First ranked third in total deposits as of June 30, 1996, the last date for which information is available.

          Citizens' principal market area consists of the central and southeastern portion of Franklin County, Pennsylvania, the northcentral and northeastern portion of Washington County, Maryland, and the northwestern portion of Frederick County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Waynesboro, Pennsylvania, and within a north-south strip of Interstate 81 from Chambersburg, Pennsylvania to Hagerstown, Maryland. There are fourteen
(14) banks in this market area including Citizens, seven (7) of which are headquartered in that market area. Citizens ranked sixth among the seven (7) banks in total deposits as of June 30, 1996, the last date for which information is available.

          First National competes in market areas in Northumberland, Snyder, Union and Columbia Counties, Pennsylvania. Twenty-one (21) commercial banks operate offices in Northumberland, Snyder, Union and Columbia Counties, thirteen
(13) of which are headquartered in those counties, and of the thirteen (13), First National ranked first in terms of total deposits as of June 30, 1996, the last date for which information is available.

          Williamsport's principal market area consists of the south central and south eastern portions of Lycoming County, Pennsylvania. It services a substantial number of depositors in this service area, with the greatest concentration in the City of Williamsport. Eleven (11) commercial banks operate offices in Lycoming County, six (6) of which are headquartered in that county, and of the six (6), Williamsport ranked second in terms of total deposits as of June 30, 1996, the last date for which information is available.

          F&M's principal market area consists of Washington and Allegany Counties, Maryland. Eight (8) commercial banks operate offices in the F&M trading area, three (3) of which are headquartered in Washington County, and two (2) of which are headquartered in Allegany County; and of the five (5), F&M ranked first in terms of total deposits as of June 30, 1996, the last date for which information is available.

          Atlantic Federal's principal market area consists of Baltimore, Cecil, Harford and Anne Arundel Counties, Maryland, and a portion of northeastern Baltimore city. Fifty-five (55) savings banks operate offices in the Atlantic Federal trading area, thirty-six (36) of which are headquartered in that area, and of the thirty-six (36), Atlantic Federal ranked sixth in terms of total deposits as of June 30, 1996, the last date for which information is available.

          Reisterstown Federal's principal market area consists of Baltimore and Carroll Counties, Maryland, and the northwestern corner of Baltimore City. Twenty-nine (29) savings banks operate offices in the Reisterstown Federal trading area, ten (10) of which are headquartered in that area, and of the ten
(10), Reisterstown Federal ranked first in terms of total deposits as of June 30, 1996, the last date for which information is available.

          Fairfax Savings' principal market area includes Baltimore County, Baltimore City, Carroll County, Wicomico County, and Worcester County, Maryland. Fifty-three (53) savings banks operate offices in the Fairfax Savings trading area, forty-eight (48) of which are headquartered in that area, and of the forty-eight (48), Fairfax Savings ranked third in terms of total deposits as of June 30, 1996, the last date for which information is available.

          The Susquehanna subsidiaries, like other depository institutions, have been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance, credit card companies, and other financial services companies.

Business Trends
---------------

          Current business trends include a stable interest rate environment, a relatively strong and diverse local economy, a business climate which is sustaining, and continuing consumer confidence.

          While conditions are presently stable, certain other factors create uncertainty in Susquehanna's markets as well as national markets. Susquehanna will continue its emphasis on control of funding costs and lending rates to effectively maintain profitability. In addition, Susquehanna will seek relationships which can generate fee income which is not directly tied to lending relationships. This thrust will help dampen Susquehanna's earnings fluctuations which are driven by movement in interest rates, business and consumer loan cycles, and local economic factors.

Item 2.   Properties
------    ----------

          Susquehanna does not own or lease any property. Susquehanna reimburses its subsidiaries for space and services utilized.

          Susquehanna's subsidiary banks operate ninety-eight (98) full-service branches, seventeen (17) limited-service branches, fourteen (14) free-standing automated teller machines, and twenty-two (22) automated loan machines. The banks own sixty-five (65) of the branches and lease the remaining fifty (50). Sixteen (16) additional buildings are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

          The executive offices of the subsidiary banks are:

     Farmers First Bank                   Atlantic Federal Savings Bank
     9 East Main Street                   100 West Road
     Lititz, Pennsylvania                 Baltimore, Maryland

     First National Trust Bank            Reisterstown Federal Savings Bank
     400 Market Street                    11817 Reisterstown Road
     Sunbury, Pennsylvania                Reisterstown, Maryland

     Citizens National Bank of Southern   Fairfax Savings, AFSB
     Pennsylvania                         17 Light Street
     35 North Carlisle Street             Baltimore, Maryland
     Greencastle, Pennsylvania

     Williamsport National Bank           Equity National Bank
     329 Pine Street                      8000 Sagemore Drive, Suite 8101
     Williamsport, Pennsylvania           Marlton, New Jersey

     Farmers & Merchants Bank and Trust   Farmers National Bank
     59 West Washington Street            114 North Main Street
     Hagerstown, Maryland                 Mullica Hill, New Jersey



Each of the executive offices is owned by the respective subsidiary, except for the offices of Atlantic Federal, Equity National, and Fairfax Savings, which are leased.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                       Executive Officers of Susquehanna

          The following table sets forth the executive officers of Susquehanna, their ages, and their positions with Susquehanna:

      ---------------------------------------------------------------
      Name                   Age                 Title
      ---------------------------------------------------------------
      Robert S. Bolinger      60  President & Chief Executive Officer
      William T. Belden       47  Vice President
      Frederick W. Bisbee     58  Vice President
      Richard M. Cloney       55  Vice President and Secretary
      Gregory A. Duncan       41  Vice President
      Drew K. Hostetter       42  Treasurer
      Charles W. Luppert      55  Vice President
      William J. Reuter       47  Vice President
      ---------------------------------------------------------------

                                    PART II
                                    -------

Item 5.   Market for Susquehanna Capital Stock and Related Shareholder Matters.
------    --------------------------------------------------------------------

          From May 24, 1984, to November 4, 1985, Susquehanna Common Stock was listed for quotation on the National Association of Securities Dealers Automatic Quotation System ("Nasdaq"). Since November 5, 1985, Susquehanna Common Stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System as reflected on the over-the-counter market, for the years 1995 and 1996.

-------------------------------------------------------------
                                       Price Range Per Share
                                       ---------------------
-------------------------------------------------------------
                               Cash
                               ----
                             Dividends
                             ---------
 Year     Period               Paid       Low Bid    High Bid
 ----     ------               ----       -------    --------


1995    1st Quarter
            Common                $0.27     $21.50      $24.25
        2nd Quarter
            Common                $0.27     $22.50      $24.00
        3rd Quarter
            Common                $0.27     $23.25      $28.25
        4th Quarter
            Common                $0.29     $26.00      $30.25

1996    1st Quarter
            Common                $0.29     $26.00      $30.00
        2nd Quarter
            Common                $0.29     $26.75      $29.50
        3rd Quarter
            Common                $0.29     $26.50      $30.63
        4th Quarter
            Common                $0.30     $29.00      $35.75
---------------------------------------------------------------

          The foregoing represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions. As of February 28, 1997, there were 5,669 record holders of Susquehanna Common Stock and zero (0) record holders of Susquehanna Preferred Stock, which was redeemed by Susquehanna on February 7, 1994.

          Dividends paid by Susquehanna are provided from dividends paid to it by Farmers First, First National, Williamsport, Citizens, F&M, Atlantic Federal, Reisterstown Federal, Fairfax Savings, and SBLC. The Pennsylvania Banking Code of 1965, in the case of Farmers First, the Banking laws of the State of Maryland, in the case of F&M, and the National Bank Act, in the case of First National, Williamsport, and Citizens, and the

Federal Home Loan Act, in the case of Atlantic Federal, Reisterstown Federal, and Fairfax Savings, restrict the payment of dividends to certain available funds.

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

          The OTS regulations impose limitations on all cash dividends by savings institutions. The OTS regulations establish three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed dividend ("Tier 1 Association") may, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to: (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half of its surplus capital at the beginning of the calendar year; or (ii) 75 percent of its net income over the most recent four-quarter period. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its cash dividend ("Tier 2 Association") may, after prior notice, but without the approval of the OTS, make capital distributions of up to 75 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital requirements that would be applicable to it on January 1, 1993, computed on its current portfolio; up to 50 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital standard that was applicable to it on January 1, 1991, computed on its current portfolio; and up to 25 percent of its net income over the most recent four-quarter period if it satisfies its current risk-based capital requirement. In computing the permissible percentage of cash dividend, previous distributions made during the prior four-quarter period must be included. A savings institution that does not meet its current regulatory capital requirements before or after payment of a proposed cash dividend ("Tier 3 Association") may not make any capital distributions without prior approval of the OTS. In addition, the OTS has the ability to prohibit a proposed cash dividend by any institution which would otherwise be permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of December 31, 1996, Atlantic Federal, Fairfax, and Reisterstown Federal satisfied the requirements of a Tier 1 Association.

          The capital requirements mandated by FIRREA require thrifts to maintain tangible capital of at least 1.5 percent of adjusted total assets, a leverage ratio or core capital of at least 3 percent of adjusted total assets, and overall risk-based capital of at least 8 percent of total risk-weighted assets.

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

          In accordance with the above regulatory restrictions, each subsidiary commercial and federal savings bank has the ability to pay dividends, and at December 31, 1996, $43 million is available for dividend distribution to Susquehanna in 1997 from its subsidiary commercial and federal savings banks without regulatory approval.

          For a description of the funds available for the payment of dividends, see Note 16 to the Consolidated Financial Statements. Susquehanna currently expects that comparable cash dividends will continue to be paid in the future.

Item 6.   Selected Financial Data.
------    -----------------------

          See Page 23.

SELECTED FINANCIAL DATA
================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                      1996             1995               1994               1993        1992
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                      $   231,835      $   189,827        $   150,633        $   143,020 $   153,570
Interest expense                                         103,138           82,618             56,488             55,993      69,809
Net interest income                                      128,697          107,209             94,145             87,027      83,761
Provision for loan and lease losses                        4,599            4,994              3,987              5,130       4,721
Other income                                              21,344           16,080             15,098             15,816      15,284
Other expenses                                           100,816           80,911             72,710             66,004      63,611
Income before taxes, extraordinary
  item/cumulative effect                                  44,626           37,384             32,546             31,709      30,713
Extraordinary item/cumulative effect                          --               --               (732)             1,023          --
Net income                                                29,976           26,017             22,096             23,205      22,172
Cash dividends declared on common stock                   15,400           12,478             11,024              9,811       9,129
Dividend payout ratio                                      51.4%            48.0%              49.9%              42.3%       41.2%

Per Common Share Amounts*
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                     $      2.28      $      2.23        $      1.96        $      1.96 $      1.99
Net income                                                  2.28             2.23               1.90               2.05        1.99
Cash dividends declared on common stock                     1.17             1.10               1.02              0.922       0.872

Financial Ratios
-----------------------------------------------------------------------------------------------------------------------------------
Return on average total assets                             1.01%            1.07%              1.04%              1.18%       1.15%
Return on average stockholders' equity                    10.57            11.29              10.17              11.47       11.88
Average stockholders' equity to average assets             9.55             9.48              10.23              10.29        9.72

Tangible Operating Results
------------------------------------------------------------------------------------------------------------------------------------
Tangible net income                                  $    32,793      $    27,245        $    22,591        $    23,545 $    22,534
Tangible earnings per share                                 2.49             2.33               1.94               2.08        2.02
Return on tangible average shareholders' equity           13.24%           12.69%             10.65%             11.76%      12.23%
Return on tangible average assets                          1.12             1.13               1.07               1.20        1.18

Year-End Balances
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $ 3,038,451      $ 2,586,157        $ 2,231,409        $ 2,051,994 $ 1,967,450
Investment securities                                    561,601          610,018            597,996            562,963     475,499
Loans and leases, net of unearned income               2,173,081        1,712,951          1,466,186          1,309,907   1,282,457
Deposits                                               2,493,504        2,116,042          1,866,330          1,717,807   1,671,352
Long-term debt                                           115,368           86,274             49,314             58,301      52,487
Stockholders' equity                                     292,680          273,399            217,104            218,428     193,804

Selected Share Data*
------------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                13,181,020       12,948,676         11,633,918         11,628,284  11,170,653
Average common shares outstanding                     13,161,253       11,674,244         11,633,918         11,331,097  11,168,744
At December 31:
  Book value per share                               $     22.20      $     21.11        $     18.66        $     18.78 $     17.35
  Market price per common share                            34.63            26.50              22.25              27.25       22.60
  Common stockholders                                      5,693            5,759              5,229              5,174       4,723

*Prior years' amounts adjusted for five-for-four stock split completed in 1993.

Item 7.    Management's Discussion and Analysis of Results of Operations and
------     -----------------------------------------------------------------
           Financial Condition
           -------------------

           See Pages 25 to 37.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

================================================================================

   The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries: Farmers First Bank, Farmers & Merchants Bank and Trust, First National Trust Bank, Williamsport National Bank, Citizens National Bank of Southern Pennsylvania, Susquehanna Bancshares South, Inc. and its savings bank subsidiaries Atlantic Federal Savings Bank, Fairfax Savings, and Reisterstown Federal Savings Bank, Susque-Bancshares Leasing Co., Inc., and Susque-Bancshares Life Insurance Company.

RESULTS OF OPERATIONS
Summary of 1996 Compared to 1995

   Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1996 and 1995. These transactions are described in the following paragraphs.

   On February 9, 1995, Susquehanna issued $50 million of 9.00% subordinated notes due 2005. The proceeds of the issuance were used to acquire Reisterstown Holdings, Inc. ("Reisterstown") on April 21, 1995, and retire $10 million in short-term borrowings. The balance of the proceeds were used for general corporate purposes.

   On April 1, 1995, Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("Atlanfed"), issuing 1,199,333 common shares for all of Atlanfed's outstanding shares. Total assets of Atlanfed at the acquisition date were $255 million. Deposits totaled $179 million, loans outstanding were $189 million, and stockholders' equity was $22.6 million. The transaction was treated as a pooling-of-interests and Susquehanna's financial results for all reported periods are restated to include Atlanfed's financial results.

   On April 21, 1995, Susquehanna completed the acquisition of Reisterstown, acquiring all of the assets and assuming all the liabilities of Reisterstown for $28.6 million. Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995, forward. The loans acquired totaled $201 million, total assets were $248 million, and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

   On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares at $26.50 per share, netting $32.6 million after underwriting commissions and expenses. The proceeds from the offering were used as part of the purchase price to acquire Fairfax Financial Corporation ("Fairfax").

   On January 2, 1996, the underwriters exercised their 15% over-allotment option and another 195,000 shares of Susquehanna's common stock were issued to the public. The net proceeds to Susquehanna after underwriting commissions were $4.9 million and were used as part of the purchase price to acquire Fairfax.

   On January 29, 1996, Susquehanna issued $35 million of 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax and for general corporate purposes.

   On February 1, 1996, Susquehanna acquired all of the assets and assumed all the liabilities of Fairfax for $62.7 million. Accordingly, the transaction was treated under the purchase method of accounting. Assets acquired were $455 million, loans acquired were $402 million, and deposits acquired were $396 million. The excess purchase price of $21.4 million will be amortized over 15 years.

   In the third quarter of 1996, Susquehanna's earnings were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time, special charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated savings banks in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well-capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000 when the Bank Insurance Fund and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time, special assessment.

   Susquehanna's net income for the year ended December 31, 1996, increased to $29,976,000 or 15% above 1995 net income of $26,017,000 despite a one-time special pre-tax charge of $5.5 million assessed by the federal government to recapitalize the SAIF. Excluding the SAIF special charge, net income would have increased 28% from $26,017,000 in 1995 to $33,294,000 in 1996.

   Earnings per common share were $2.28 ($2.53 adjusted for the SAIF special charge) in 1996 compared to $2.23 in 1995. Excluding the SAIF special charge, ROA and ROE increased from 1.07% and 11.29%, respectively, in 1995 to 1.12% and 11.74%, respectively, in 1996.

   During 1995 and 1996, Susquehanna acquired Reisterstown Federal Savings Bank and Fairfax Savings under the

================================================================================

TABLE 1--Distribution of Average Assets, Liabilities, and Stockholders' Equity
          Interest Rates and Interest Differential--Tax Equivalent Basis

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                1996                           1995                             1994
-----------------------------------------------------------------------------------------------------------------------------------
                                       Average                Rate       Average              Rate     Average                 Rate
Assets                                 Balance    Interest       %       Balance  Interest       %     Balance    Interest        %
-----------------------------------------------------------------------------------------------------------------------------------
Short-term investments              $   68,191    $  3,705    5.43    $   52,179  $  2,990    5.73  $   44,368   $   1,950    4.40
Investment securities:
  Taxable                              490,470      29,905    6.10       480,879    29,428    6.12     453,568      26,404    5.82
  Tax-advantaged                       106,168       7,249    6.83       111,207     7,839    7.05     111,827       7,994    7.15
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities            596,638      37,154    6.23       592,086    37,267    6.29     565,395      34,398    6.08
Loans (net of unearned income):
  Taxable                            2,069,289     190,636    9.21     1,592,480   149,453    9.38   1,342,389     114,480    8.53
  Tax-advantaged                        44,180       4,409    9.98        44,001     4,387    9.97      39,722       3,989   10.04
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                          2,113,469     195,045    9.23     1,636,481   153,840    9.40   1,382,111     118,469    8.57
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets        2,778,298     235,904    8.49     2,280,746   194,097    8.51   1,991,874     154,817    7.77
===================================================================================================================================
Allowance for loan losses              (31,707)                          (26,776)                      (22,965)
All other non-earning assets           223,014                           177,755                       154,385
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                        $2,969,605                        $2,431,725                    $2,123,294
===================================================================================================================================
Liabilities & Stockholders' Equity
Deposits:
  Interest-bearing demand           $  642,258    $ 18,557    2.89    $  475,205  $ 13,072    2.75  $  465,265   $  10,978    2.36
  Savings                              402,071       9,797    2.44       393,474     9,973    2.53     399,241      10,106    2.53
  Time                               1,140,992      62,787    5.50       901,170    49,014    5.44     692,180      30,130    4.35
Short-term borrowings                   57,187       2,841    4.97        62,898     3,406    5.42      47,823       2,257    4.72
Long-term debt                         121,858       9,156    7.51        89,017     7,153    8.04      48,431       3,017    6.23
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   2,364,366     103,138    4.36     1,921,764    82,618    4.30   1,652,940      56,488    3.42
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                        279,805                           251,146                       229,096
Other liabilities                       41,839                            28,320                        24,052
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                    2,686,010                         2,201,230                     1,906,088
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                   283,595                           230,495                       217,206
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities & equity          $2,969,605                        $2,431,725                    $2,123,294
===================================================================================================================================
Net interest income/yield on
average earning assets                            $132,766    4.78                $111,479    4.89               $   98,329   4.94
===================================================================================================================================

For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

purchase method of accounting. These purchase transactions created goodwill of $34 million which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. For 1996, tangible net income, earnings per share, ROA, and ROE were $32,793,000, $2.49, 1.12%, and 13.24%, respectively, compared to actual net income, earnings per share, ROA, and ROE of $29,976,000, $2.28, 1.01%, and 10.57%, respectively.
Tangible net income, earnings per share, ROA, and ROE for 1996, excluding the SAIF special charge, were $36,111,000, $2.74, 1.23%, and 14.58%, respectively, compared to 1995 tangible net income, earnings per share, ROA, and ROE of $27,245,000, $2.33, 1.13%, and 12.69%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital.
The $3,959,000 or 15% increase in net income from

================================================================================

$26,017,000 in 1995 to $29,976,000 in 1996 was primarily the result of the Fairfax and Reisterstown acquisitions and lower bank FDIC insurance premiums offset by the one-time SAIF special assessment.

Net Interest Income--Taxable Equivalent Basis

   The major source of operating revenues is net interest income which rose to a level of $128,697,000 in 1996, $21,488,000 or 20.0% above the $107,209,000 attained in 1995. The net interest margin, on a tax equivalent basis, for 1996 fell to 4.78% from the 4.89% attained during 1995.

   Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

   Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 86%, 87%, and 86% for the years ended December 31, 1996, 1995, and 1994, respectively.

   Table 2 illustrates that the growth in interest income in 1996 over 1995 was attributed to volume. As was mentioned earlier in this section, the average growth in interest-

TABLE 2--Changes in Net Interest Income--Tax Equivalent Basis

----------------------------------------------------------------------------------------------------------------------------------
                                                   1996 Versus 1995                                   1995 Versus 1994
                                                   Increase (Decrease)                                Increase (Decrease)
                                                    Due to Change in                                   Due to Change in
----------------------------------------------------------------------------------------------------------------------------------
                                         Average          Average                            Average      Average
(Dollars in thousands)                   Volume             Rate          Total               Volume         Rate           Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Other short-term investments             $   877         $   (162)        $ 715                $ 382        $ 658         $ 1,040
Investment securities:
  Taxable                                    585             (108)          477                1,634        1,390           3,024
  Tax-advantaged                            (349)            (241)         (590)                 (44)        (111)           (155)
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                  236             (349)         (113)               1,590        1,279           2,869
Loans (net of unearned income):
  Taxable                                 43,974           (2,791)       41,183               22,720       12,253          34,973
  Tax-advantaged                              18                4            22                  427          (29)            398
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                               43,992           (2,787)       41,205               23,147       12,224          35,371
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets            $45,105         $ (3,298)      $41,807              $25,119      $14,161         $39,280
===================================================================================================================================
Interest Expense
Deposits:
  Interest-bearing demand                $ 4,798         $    687       $ 5,485                $ 239      $ 1,855         $ 2,094
  Savings                                    215             (391)         (176)                (146)          13            (133)
  Time                                    13,191              582        13,773               10,340        8,544          18,884
Short-term borrowings                       (296)            (269)         (565)                 783          366           1,149
Long-term debt                             2,494             (491)        2,003                3,073        1,063           4,136
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $20,402         $    118       $20,520              $14,289      $11,841         $26,130
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                      $24,703         $ (3,416)      $21,287              $10,830      $ 2,320         $13,150
===================================================================================================================================

Changes which are in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

================================================================================

earning assets of $498 million in 1996 over 1995, to a large extent, was due to the acquisitions of Fairfax and Reisterstown. As illustrated in Table 1, the tax equivalent yield on earning assets for 1996 fell slightly to 8.49% from 8.51% in 1995. This decrease in 1996 can be attributed to the decrease in the loan yield from 9.40% in 1995 to 9.23% in 1996, due to the acquisition of the savings banks whose loan portfolios are oriented toward residential mortgages which have less risk and therefore yield less as well. These loan yields at the savings banks should improve in 1997 as more commercial and consumer revolving line and installment products are offered. The investment yields declined from a 6.29% average return in 1995 to 6.23% in 1996.

   Table 2 also illustrates that the growth in interest expense in 1996 over 1995 was primarily attributed to volume. The comparison of the change in the volume of interest-bearing liabilities was primarily affected by the acquisitions noted above. The average funding costs rose in 1996 to 4.36% from 4.30% in 1995, due to the acquisition of the savings banks whose deposits are oriented toward higher yielding certificates of deposit and interest-bearing demand. These deposit yields at the savings banks should lower in 1997 as they are currently being priced more in line with local bank rates.

   A positive influence on the ability of Susquehanna to maintain a net interest margin at or near the 4.80% level has been the increase in non-interest-bearing demand deposits and earnings retention. Variances do occur in the net interest margin as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the Asset/Liability Management section of this discussion.

Provision and Allowance for Loan and Lease Losses

   Susquehanna's provision for loan and lease losses is based upon management's quarterly loan portfolio review. The review's purpose is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.

   Commercial and real estate loans are rated by loan officers and, periodically, by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate as they are of relative small dollar size and homogeneous in nature.

   In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

   To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.

   The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolio. Table 10 presents this allocation.

   The loan portfolio represents loans made primarily within Susquehanna's market area, which includes central Pennsylvania and western Maryland, and to a lesser extent New Jersey, Delaware, West Virginia, northern Virginia, and the southern tier of New York state.

   Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 1996. As illustrated in Table 3, the provision for loan and lease losses was $4.6 million for 1996 compared to $5.0 million in 1995. Net charge-offs, as seen in Table 3, were $4.4 million compared with $4.6 million in 1995. As a result, the allowance for loan and lease losses at December 31, 1996, was 1.47% of period-end loans and leases, or $31.9 million compared with 1.61% or $27.6 million at December 31, 1995. The allowance for loan and lease losses as a percentage of non-performing loans increased from 108% at December 31, 1995, to 130% at December 31, 1996.

   Should the economic climate no longer continue to improve or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.

================================================================================

TABLE 3--Provision and Allowance for Loan and Lease Losses

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                           1996         1995             1994          1993             1992
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1             $ 27,563     $ 23,845         $ 21,717      $ 18,026         $ 16,435
Allowance acquired in business combination                    4,229        3,323               --           515               --
Change in fiscal year of pooled entity                           --           (8)              --            --               --
Additions to provision for loan and lease losses
  charged to operations                                       4,599        4,994            3,987         5,130            4,721
Loans and leases charged off during the year:
  Commercial, financial, agricultural, and leases             1,414        1,939            1,258         1,080            1,446
  Real estate--mortgage                                       2,003        1,655              191           157              676
  Consumer                                                    2,470        2,052            1,503         1,864            2,065
-----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                             5,887        5,646            2,952         3,101            4,187
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged-off:
  Commercial, financial, agricultural, and leases               504          237              305           209              389
  Real estate--mortgage                                          17           45               28            25               37
  Consumer                                                      916          773              760           913              631
-----------------------------------------------------------------------------------------------------------------------------------
 Total recoveries                                             1,437        1,055            1,093         1,147            1,057
-----------------------------------------------------------------------------------------------------------------------------------
 Net charge-offs                                              4,450        4,591            1,859         1,954            3,130
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31           $ 31,941     $ 27,563         $ 23,845      $ 21,717         $ 18,026
===================================================================================================================================
Average loans and leases outstanding                     $2,113,469   $1,636,481       $1,382,111    $1,287,078       $1,275,431
Period-end loans and leases                               2,173,081    1,712,951        1,466,186     1,309,907        1,282,457
Net charge-offs as a percentage of average loans
  and leases                                                   0.21%        0.28%            0.13%         0.15%            0.25%
Allowance as a percentage of period-end loans
  and leases                                                   1.47         1.61             1.63          1.66             1.41

   In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

   It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if it is not well secured and in the process of collection, and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 1996 and 1995 was $0.8 million and $0.9 million, respectively. Interest income which would have been recorded on these loans under the original terms was $1.9 million for both years. At December 31, 1996, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.

   Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans contractually past due 90 days and still accruing. Total non-performing assets at December 31, 1996 and 1995, of $31.6 million and $30.8 million, respectively, includes $7.0 million and $5.3 million, respectively, in other real estate acquired through foreclosure. Also, included in both 1996 and 1995 is a restructured loan totaling $6.4 million at December 31, 1996, down from $6.7 million at December 31, 1995. Excluding the Fairfax acquisition in February 1996, the change in non-performing assets would have been a decrease of $2.4 million. Non-performing assets as a percentage of period-end loans and other real estate owned was 1.45% at December 31, 1996, the lowest level this decade.

   Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property served as collateral or the fair market value of the property as determined by a current appraisal less estimated costs to sell (fair value). Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to fair value by charging the allowance for loan losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income and any losses determined as a result of periodic valuations are charged to other operating expense.

================================================================================

TABLE 4--Non-Performing Assets

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                        1996          1995          1994        1993     1992
-----------------------------------------------------------------------------------------------------------------------------------
Loans contractually past due
  90 days and still accruing                                             $ 8,905       $ 4,820       $14,450     $ 6,574  $ 7,836
===================================================================================================================================
Non-performing assets:
  Nonaccrual loans:
    Commercial, financial, agricultural, and leases                      $ 1,568       $ 2,275       $ 2,161     $ 2,981  $ 2,577
    Real estate--mortgage                                                 16,230        16,368        14,856      14,992   12,576
    Consumer                                                                 354           111           198         131      693
  Restructured loans                                                       6,429         6,703         6,941          --       --
  Other real estate owned                                                  6,980         5,344         5,341       8,995   10,787
-----------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                              $31,561       $30,801       $29,497     $27,099  $26,633
===================================================================================================================================
Total non-performing assets as a percentage of period-
  end loans and leases and other real estate owned                         1.45%         1.79%         2.00%       2.05%    2.06%
===================================================================================================================================

   Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $8.9 million at December 31, 1996, up from $4.8 million at December 31, 1995. Although the economy is continuing to improve, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

   Potential problem loans consist of loans which are performing, but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 1996, such loans, not included in Table 4, amounted to $27.4 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income

   Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned, and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 14%,13%, and 14% for 1996, 1995, and 1994, respectively.

   Non-interest income increased $5,264,000, or 32.7%, in 1996 over 1995. Income from fiduciary-related activities rose by $274,000, or 9.2%, resulting from higher volumes of assets under administration. Service charges on deposit accounts were up $748,000, or 15.0%, and other charges, fees, and commissions rose by $1,054,000, or 84.1%, reflecting the additional office locations and higher account volumes as well as increased insurance commissions and increased mortgage company activity. All other income exceeded 1995 results by $444,000 primarily due to increased credit card and debit card activity. Gain on sale of mortgage loans increased $2,543,000 primarily due to the Fairfax acquisition.

Other Expenses

   Non-interest expenses are categorized into five main groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents, and maintenance; FDIC insurance premiums on deposits; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

   Along with normal recurring increases, the Fairfax acquisition in February 1996 and the Reisterstown acquisition in April 1995 were major influences on the growth in these expenses from 1995 to 1996. The salary and employee benefits expenses rose by $8,076,000, or 19.1%, from 1995 to 1996; occupancy and equipment expenses were higher by $1,897,000, or 19.4%, while other operating expenses increased $5,536,000, or 21.2%. FDIC insurance premiums increased $4,396,000 due primarily to the one-time special SAIF charge.

Income Taxes

   Susquehanna's effective tax rate for 1996 was 32.83% compared to 30.41% in 1995. This increase was primarily

================================================================================

TABLE 5--Analysis of Other Expenses

--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31                      1996        1995        1994
--------------------------------------------------------------------------------
Advertising, marketing,
  and public relations                   $ 2,870     $ 2,210     $ 1,606
Amortization of
  acquisition costs                        4,472       2,829       1,843
Audits and examinations                      896         812         845
Communications                             1,623       1,261       1,033
Directors fees                             1,161       1,068       1,041
Legal and professional                     1,930       1,403       2,452
Life Insurance Company
  related expenses                           906         754         690
Other real estate                            735       1,213       1,649
Outside services                           3,310       2,849       2,411
PA shares/capital stock tax                1,803       1,619       1,498
Postage                                    2,007       1,576       1,358
Stationery and supplies                    2,311       2,137       2,200
All other                                  7,655       6,412       5,245
--------------------------------------------------------------------------------
Total                                    $31,679     $26,143     $23,871
================================================================================

due to a higher state tax rate and non-deductible goodwill amortization resulting from the Fairfax and Reisterstown acquisitions.

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

   Under SFAS 109, Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases), and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 1996, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carryback years and future reversals of existing taxable temporary differences are sufficient to offset the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.

FINANCIAL CONDITION
Investment Securities

   Susquehanna follows SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment.

   Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was negatively impacted by $1.3 million as the "unrealized gains or losses for available-for-sale securities," changed from a positive $2.4 million at December 31, 1995, to a positive $1.1 million at December 31, 1996. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.

   Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management which requires the majority of its security portfolios to be identified as "available-for-sale." While SFAS 115 requires segre

TABLE 6--Carrying Value of Investment Securities


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                         1996                               1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
                                   Available-         Held-to-       Available-         Held-to-        Available-         Held-to-
Dollars in thousands                 for-Sale         Maturity         for-Sale         Maturity          for-Sale         Maturity
------------------------------------------------------------------------------------------------------------------------------------

U.S.Treasury                         $164,392              $--         $173,203              $--          $184,494         $ 10,948
U.S. Government agencies               94,556            1,001           70,641           21,883            20,932           28,506
State and municipal                        --           98,512               --          102,927                --          120,582
Other securities                       82,910               50           96,318               50            68,505           19,002
Mortgage-backed securities             93,295            7,982          118,341            9,019            84,989           44,913
Equity securities                      18,903               --           17,636               --            15,125               --
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities          $454,056         $107,545         $476,139         $133,879          $374,045         $223,951
====================================================================================================================================


================================================================================

TABLE 7--Investment Securities

  The following table shows the maturities of investment securities at fair value and amortized cost as of December 31, 1996, and the weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

---------------------------------------------------------------------------------------------------------------------------
                                   Within    After 1 Year but       After 5 Years but           After
Dollars in thousands               1 Year     within 5 Years         within 10 Years         10 Years            Total
---------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury
  Fair value                      $64,705         $99,687                      --              --             $164,392
  Amortized cost                   64,667          99,425                      --              --              164,092
  Yield                              5.6%            5.9%                      --              --                 5.8%
U.S. Government agencies
  Fair value                      $11,005         $79,477                 $ 4,074              --             $ 94,556
  Amortized cost                   10,997          79,496                   4,150              --               94,643
  Yield                              6.1%            6.2%                    6.4%              --                 6.2%
Corporate debt securities
  Fair value                      $14,668         $68,240                 $     2              --             $ 82,910
  Amortized cost                   14,674          67,569                       1              --               82,244
  Yield                              5.5%            6.6%                   14.2%              --                 6.4%
Mortgage-backed securities
  Fair value                      $15,087         $36,232                 $18,652         $23,324             $ 93,295
  Amortized cost                   15,144          36,567                  18,659          23,448               93,818
  Yield                              5.4%            6.7%                    5.8%            6.5%                 6.2%
Equity securities
  Fair value                           --              --                      --              --             $ 18,903
  Amortized cost                       --              --                      --              --               17,521
  Yield                                --              --                      --              --                 6.4%

Held-to-Maturity:
U.S. Government agencies
  Fair value                      $ 1,003              --                      --              --             $  1,003
  Amortized cost                    1,001              --                      --              --                1,001
  Yield                              5.9%              --                      --              --                 5.9%
Corporate debt securities
  Fair value                           --         $    50                      --              --             $     50
  Amortized cost                       --              50                      --              --                   50
  Yield                                --            8.0%                      --              --                 8.0%
Mortgage-backed securities
  Fair value                           --         $ 8,007                      --              --             $  8,007
  Amortized cost                       --           7,982                      --              --                7,982
  Yield                                --            6.5%                      --              --                 6.5%
State and municipal
  Fair value                      $25,464         $61,196                 $ 6,398         $ 6,294             $ 99,352
  Amortized cost                   25,426          60,857                   6,165           6,064               98,512
  Yield                              5.8%            6.0%                    5.8%            9.0%                 6.2%

Total Securities
  Fair value                                                                                                  $562,468
  Amortized cost                                                                                               559,863
  Yield                                                                                                           6.1%

================================================================================

TABLE 8--Loan and Lease Portfolio

---------------------------------------------------------------------------------------------------------------------------------
At December 31                                                        1996                                      1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Percentage                              Percentage
                                                                           of Loans to                             of Loans to
Dollars in thousands                                          Amount       Total Loans                 Amount      Total Loans
---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                  $   211,234            9.7%               $  198,802          11.6%
Real estate--construction                                    193,793            8.9                   177,253          10.3
Real estate--mortgage                                      1,482,590           68.2                 1,091,066          63.7
Consumer                                                     241,198           11.2                   223,039          13.1
Leases                                                        44,266            2.0                    22,791           1.3
---------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 2,173,081          100.0%               $1,712,951         100.0%
=================================================================================================================================

TABLE 9--Loan Maturity and Interest Sensitivity

---------------------------------------------------------------------------------------------------------------------------------
At December 31
---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------------
                                                        Under One          One to Five           Over Five
Maturity                                                     Year                Years               Years                Total
---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                  $ 99,671              $62,694             $48,869            $ 211,234
Real estate--construction                                $168,846               13,311              11,636              193,793
---------------------------------------------------------------------------------------------------------------------------------
                                                         $268,517              $76,005             $60,505            $ 405,027
=================================================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
  Variable rate                                                                                                       $  48,637
  Fixed rate                                                                                                             87,873
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      $ 136,510
=================================================================================================================================

TABLE 10-- Allocation of Allowance for Loan and Lease Losses

-----------------------------------------------------------------------------------------------------------------------------------
At December 31
-----------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                    1996          1995         1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                              $ 3,660       $ 3,658      $ 3,616       $ 3,521       $ 2,772
Real estate--construction                                              5,757         2,475        3,175         3,336         2,128
Real estate--mortgage                                                  6,541         6,141        5,530         3,794         2,885
Consumer                                                               4,418         3,212        3,247         2,879         1,604
Leases                                                                 1,097           602          453           303           283
Unused commitments                                                     1,647         2,058        1,515            --            --
Unallocated                                                            8,821         9,417        6,309         7,884         8,354
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                               $31,941       $27,563      $23,845       $21,717       $18,026
-----------------------------------------------------------------------------------------------------------------------------------

================================================================================

--------------------------------------------------------------------------------------------------------------------------
                    1994                                      1993                                     1992
--------------------------------------------------------------------------------------------------------------------------
                          Percentage                                Percentage                               Percentage
                         of Loans to                               of Loans to                              of Loans to
            Amount       Total Loans                 Amount        Total Loans                Amount        Total Loans
--------------------------------------------------------------------------------------------------------------------------
        $ 186,013            12.7%               $ 174,544            13.3%               $ 184,568             14.4%
           84,886             5.8                   81,962             6.3                   78,119              6.1
          955,357            65.1                  842,551            64.3                  813,919             63.4
          223,963            15.3                  190,307            14.5                  187,009             14.6
           15,967             1.1                   20,543             1.6                   18,842              1.5
--------------------------------------------------------------------------------------------------------------------------
       $1,466,186           100.0%              $1,309,907           100.0%              $1,282,457            100.0%
==========================================================================================================================

TABLE 11--Loan Concentrations

  Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania and Maryland. At December 31, 1996, Susquehanna's portfolio included the following concentrations:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total       As a % of         % Nonperforming
Dollars in thousands              Permanent       Construction       All Other       Amount     Total Loans        in each category
-----------------------------------------------------------------------------------------------------------------------------------
Housing developments               $42,162           $177,861         $ 4,056     $224,079            10.3                     2.7
Office buildings and warehouses     82,665              7,860           2,793       93,318             4.3                     1.6
Retailing                           18,806                 --          42,025       60,831             2.8                     2.3
Agriculture                         36,361              1,029          17,672       55,062             2.5                     0.8
Manufacturing                       10,144                 14          17,221       27,379             1.3                     1.6
Hotels/motels                       23,198                 --           9,765       32,963             1.5                    22.7

gation into "held-to-maturity" and "available-for-sale" categories (see
Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 1996, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

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

Loans

   Table 8 presents the loans outstanding, by type of loan, for the past five years. Loan growth for 1996, which includes the $381.7 million as a result of the Fairfax acquisition, was 26.9%, or $460.1 million. Loan growth in 1996 was mainly associated with real estate mortgage loans which increased $391.5 million, primarily due to the Fairfax acquisition. As noted in Table 11, Susquehanna's loan portfolio contains no significant concentrations other than geographic.

   Susquehanna's banks and savings banks have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate taken as collateral for additional security for business or personal purposes not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $106.6 million at year end and an additional $122.9 million was lent against junior liens on residential properties. Senior liens on 1-4 family residential properties totaled $883.7 million and much of the $289.5 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $36.0 million while loans se-

================================================================================

TABLE 12--Average Deposit Balances

-------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------
Year ended December 31                1996           1995           1994
-------------------------------------------------------------------------------
Demand deposits                  $ 279,805      $ 251,146      $ 229,096
Interest-bearing
  demand deposits                  642,258        475,205        465,265
Savings deposits                   402,071        393,474        399,241
Time deposits                    1,140,992        901,170        692,180
-------------------------------------------------------------------------------
Total                           $2,465,126     $2,020,995     $1,785,782
===============================================================================

cured by multi-family residential properties totaled $43.9 million at December 31, 1996.

   Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 1997 consist of $87.9 million with fixed-rate pricing and $48.6 million with variable-rate pricing.

Deposits

   Susquehanna's deposit base is consumer-oriented, consisting of time deposits primarily certificates of deposit of various terms; interest-bearing demand accounts; savings accounts; and demand deposits. The average amounts of deposit by type are summarized in Table 12. Susquehanna does not rely upon time deposit of $100,000 or more as a principal source of funds. Table 13 presents a breakdown

TABLE 13--Deposit Maturity

Maturity of time deposits of $100 or more at
December 31, 1996
-------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------
Three months or less                                            $26,582
Over three months through six months                             16,943
Over six months through twelve months                            27,324
Over twelve months                                               40,273
-------------------------------------------------------------------------------
Total                                                          $111,122
===============================================================================

of maturities of time deposits of $100,000 or more as of December 31, 1996.

Asset/Liability Management

   Liquidity and interest rate sensitivity are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.

   However, liquidity is not entirely dependent on increas


TABLE 14--Interest Rate Sensitivity

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1996                                     1-90           90-180          180-365            1 year
Dollars in thousands                                     days             days             days           or more            Total
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                             $   96,007        $     100                                          $   96,107
Investments                                            27,781           37,814        $ 102,331        $  393,675          561,601
Loans and leases, net of unearned income*             622,604           98,399          358,778         1,075,148        2,154,929
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $  746,392        $ 136,313        $ 461,109        $1,468,823       $2,812,637
==================================================================================================================================
Liabilities
Interest-bearing demand                            $  676,332                                                           $  676,332
Savings                                               397,893                                                              397,893
Time                                                  245,162        $ 153,470        $ 245,968        $  359,673        1,004,273
Time in denominations of $100 or more                  26,582           16,943           27,324            40,273          111,122
Short-term borrowings                                  93,989              161                                              94,150
Long-term debt                                              4            4,004            5,359           106,001          115,368
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $1,439,962        $ 174,578        $ 278,651        $  505,947       $2,399,138
==================================================================================================================================
Interest Sensitivity Gap
  Periodic                                         $ (693,570)       $ (38,265)       $ 182,458        $  962,876
  Cumulative                                                          (731,835)        (549,377)          413,499
Cumulative gap as a percentage of  earning assets       -24.7%           -26.0%           -19.5%             14.7%

* Does not include nonaccrual loans.

================================================================================

ing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $131.9 million at December 31, 1996. These maturing investments represent 23.9% of the total investment securities. Short-term investments amounted to $96.1 million and represent additional sources of liquidity.

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

   Susquehanna employs a variety of methods in order to monitor interest rate sensitivity. By dividing the assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at management's discretion--strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.

   Table 14 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 1996. These estimates include anticipated paydowns on mortgage-backed securities, which were derived from "stress tests" performed on these securities at December 31, 1996. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

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

   Capital elements are segmented into two tiers. Tier 1 capital represents shareholders' equity reduced by excludable intangibles, while total capital represents Tier 1 capital plus certain allowable long-term debt and the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets.


TABLE 15--Capital Adequacy

----------------------------------------------------------------------------------------------------------------------
At December 31, 1996
----------------------------------------------------------------------------------------------------------------------
                                     Tier I Capital Ratio (A)         Total Capital Ratio (B)       Leverage Ratio (C)
----------------------------------------------------------------------------------------------------------------------
Required Ratio                                          4.00%                            8.00%                   4.00%
Atlantic Federal Savings Bank                          15.46                            16.60                    8.52
Citizens National Bank                                 13.48                            14.58                    9.15
Fairfax Savings                                        11.05                            18.30                    6.20
Farmers First Bank                                     15.64                            16.90                   12.60
Farmers & Merchants Bank and Trust                      9.30                            10.44                    6.62
First National Trust Bank                              12.74                            13.87                    9.99
Reisterstown Federal Savings Bank                       9.63                            16.21                    6.98
Williamsport National Bank                             17.74                            19.00                   12.72
Total Susquehanna                                      11.99%                           15.62%                   8.54%
======================================================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by quarterly average total assets less disallowed intangible assets.

================================================================================

   The maintenance of a strong capital base at both the parent company level as well as at each banking affiliate is an important aspect of Susquehanna's philosophy. Table 15 illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums and each entity is considered "well capitalized" under regulatory guidelines.

Subsequent Events

   On February 28, 1997, Susquehanna acquired ATCORP, Inc. for approximately 772,000 shares of its common stock and Farmers Banc Corp. for approximately 693,000 shares of its common stock. Accordingly, these transactions will be recorded under the pooling-of-interests method of accounting. At December 31, 1996, combined assets acquired were $297 million, loans acquired were $177 million, and deposits acquired were $261 million.

Summary of 1995 Compared to 1994

   Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1995 and 1994. These transactions are described in the following paragraphs.

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

   On April 1, 1995, Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("ABI"), issuing 1,199,333 common shares for all of ABI's outstanding shares. Total assets of ABI at the acquisition date were $255 million. Deposits totaled $179 million, loans outstanding were $189 million, and stockholders' equity was $22.6 million. The transaction was accounted for as a pooling-of-interests and Susquehanna's consolidated financial statements and related notes and management's discussion and analysis for all reported periods have been restated to include ABI's financial results.

   On April 21, 1995, Susquehanna completed the acquisition of RHI, acquiring all of the assets and assuming all the liabilities of RHI for $28.6 million. Accordingly, the transaction was treated under the purchase method of accounting whereby all the financial results are included with Susquehanna from April 21, 1995, forward. The loans acquired totaled $201 million, total assets were $248 million, and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

   On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares at $26.50, netting $32.6 million after underwriting commissions and expenses. The proceeds from the offering were used as part of the purchase price to acquire Fairfax.

   Susquehanna's net income for the year ended December 31, 1995, was a record $26,017,000, 17.7% above the $22,096,000 earned in 1994. Earnings per common share were $2.23 in 1995 compared to $1.90 in 1994. The return on average assets was 1.07% in 1995 compared to 1.04% in 1994, while the return on equity rose to 11.29% from 10.17% in 1994.

   The performance level for the year ended December 31, 1995, was influenced by several major factors. Assets acquired in the second half of 1994 of $194 million and the $248 million of assets acquired in April 1995 were a significant factor in the increase of $13,064,000 in net interest income in 1995. Somewhat offsetting this increase was a $6,008,000 increase in employee-related costs and a $2,272,000 increase in other operating expenses, both of which, to a great extent, were the result of these acquisitions. Two additional negative factors were security transactions and the provision for loan and lease losses. In 1995, there were $32,000 in net security losses, while 1994 recorded net security gains of $999,000. In 1995, the provision rose by $1,007,000 of which $660,000 was attributed to one credit loss. Two positive factors were lower FDIC premiums of $1,060,000 and a $559,000 gain realized on the sale of PHEAA loans.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

          The following consolidated financial statements of Susquehanna are submitted herewith:


                                                                  Page Reference
                                                                  --------------

          Consolidated Balance Sheets at December 31, 1996 and
           1995.................................................        39

          Consolidated Statements of Income for the years ended
           December 31, 1996, 1995, and 1994....................        40

          Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995, and 1994..............        41

          Consolidated Statements of Changes in Stockholders'
           Equity for the years ended December 31, 1996, 1995,
           and 1994.............................................        42

          Notes to Consolidated Financial Statements............        43-55

          Report of Independent Accountants.....................        56

          Summary of Quarterly Financial Data...................        57

Susquehanna Bancshares, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS

================================================================================

---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                     1996                        1995
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                   $   98,519                  $   87,107
Short-term investments                                                                        96,107                      92,110
Investment securities available-for-sale                                                     454,056                     476,139
Investment securities held-to-maturity (Fair values of $108,412 and $135,106)                107,545                     133,879
Loans and leases, net of unearned income                                                   2,173,081                   1,712,951
Less: Allowance for loan and lease losses                                                     31,941                      27,563
---------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                  2,141,140                   1,685,388
---------------------------------------------------------------------------------------------------------------------------------
Premises & equipment (net)                                                                    38,548                      36,414
Accrued income receivable                                                                     19,378                      19,148
Other assets                                                                                  83,158                      55,972
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $3,038,451                  $2,586,157
=================================================================================================================================
Liabilities
Deposits:
  Non-interest-bearing                                                                    $  303,884                  $  270,411
  Interest-bearing                                                                         2,189,620                   1,845,631
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                             2,493,504                   2,116,042
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                         94,150                      69,432
Long-term debt                                                                               115,368                      86,274
Other liabilities                                                                             42,749                      41,010
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          2,745,771                   2,312,758
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock, $1.80 series A cumulative convertible (no par value)
  authorized 5,000,000 shares; issued and outstanding--none                                       --                          --
Common stock, ($2.00 par value) authorized 32,000,000 shares;
  issued: 13,201,323 and 12,991,007 at December 31, 1996 and
  1995, respectively                                                                          26,403                      25,982
Surplus                                                                                       78,529                      73,173
Retained earnings                                                                            186,785                     172,209
Unrealized gains for available-for-sale securities, net of taxes of
  $620 and $1,342 at December 31, 1996 and 1995, respectively                                  1,118                       2,358
Less: Treasury stock (20,303 and 42,331 common shares at cost
  at December 31, 1996 and 1995, respectively)                                                   155                         323
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   292,680                     273,399
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                                                  $3,038,451                  $2,586,157
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share                                                      Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1996                   1995                    1994
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest & fees on loans and leases                                         $193,502               $152,305                $117,073
Interest on investment securities                                             34,628                 34,532                  31,610
Interest on short-term investments                                             3,705                  2,990                   1,950
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                        231,835                189,827                 150,633
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits                                                          91,141                 72,059                  51,214
Interest on short-term borrowings                                              2,841                  3,406                   2,257
Interest on long-term debt                                                     9,156                  7,153                   3,017
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                       103,138                 82,618                  56,488
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                          128,697                107,209                  94,145
Provision for loan and lease losses                                            4,599                  4,994                   3,987
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                124,098                102,215                  90,158
------------------------------------------------------------------------------------------------------------------------------------
Other Income
Service charges on deposit accounts                                            5,745                  4,997                   4,840
Other service charges, commissions, and fees                                   2,307                  1,253                   1,151
Income from fiduciary-related activities                                       3,248                  2,974                   2,509
Gain on sale of mortgage loans                                                 3,349                    806                     714
Other operating income                                                         6,526                  6,082                   4,885
Investment security gains/(losses)                                               169                    (32)                    999
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                            21,344                 16,080                  15,098
------------------------------------------------------------------------------------------------------------------------------------
Other Expenses
Salaries and employee benefits                                                50,311                 42,235                  36,227
Net occupancy expense                                                          6,766                  5,563                   4,956
Furniture and equipment expense                                                4,886                  4,192                   3,818
FDIC insurance                                                                 7,174                  2,778                   3,838
Other operating expenses                                                      31,679                 26,143                  23,871
------------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                         100,816                 80,911                  72,710
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                             44,626                 37,384                  32,546
Provision for income taxes                                                    14,650                 11,367                   9,718
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                              29,976                 26,017                  22,828
Extraordinary item (net of tax benefit of $394)                                   --                     --                    (732)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 29,976               $ 26,017                $ 22,096
====================================================================================================================================
Earnings per share: before extraordinary item                               $   2.28               $   2.23                $   1.96
                    extraordinary item                                            --                     --                   (0.06)
                    net income                                              $   2.28               $   2.23                $   1.90
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                      1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                              $ 29,976         $ 26,017        $ 22,096
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, amortization and accretion                                                 9,683            9,355           7,652
  Provision for loan and lease losses                                                      4,599            4,994           3,987
  Deferred taxes                                                                             377             (360)         (2,306)
  (Gain)/loss on securities transactions                                                    (169)              32            (999)
  Gain on sale of loans                                                                   (3,534)          (1,566)           (231)
  (Gain)/loss on sale of other real estate                                                  (318)            (284)          1,180
  Loss on the early extinguishment of debt                                                    --               --           1,126
  Mortgage loans originated for resale                                                  (204,986)         (73,117)        (42,652)
  Sale of mortgage loans originated for resale                                           204,819          101,731          49,760
  (Increase)/decrease in accrued interest receivable                                        (230)             403          (3,865)
  Increase/(decrease) in accrued interest payable                                            469             (209)           (148)
  Increase in accrued expenses and taxes payable                                           1,405            1,010           1,533
  Change in fiscal year of pooled entity                                                      --             (381)             --
  Other, net                                                                                (504)           1,324          (4,850)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 41,587           68,949          32,283
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from the sale of available-for-sale securities                                   28,973           27,404          60,523
Proceeds from the maturity of investment securities                                      170,922          161,746         135,567
Purchase of available-for-sale securities                                               (114,595)        (139,113)       (152,326)
Purchase of held-to-maturity securities                                                  (20,510)         (21,977)       (101,582)
Increase in loans and leases                                                             (67,033)         (72,431)       (118,618)
Capital expenditures                                                                      (5,606)          (5,960)         (3,824)
Net cash and cash equivalents acquired in acquisition                                    (31,298)         (17,517)        139,439
Change in fiscal year of pooled entity                                                        --               81              --
Other, net                                                                                    --               --           2,013
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (39,147)         (67,767)        (38,808)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net (decrease)/increase in deposits                                                      (18,928)          39,893         (45,590)
Net increase/(decrease) in short-term borrowings                                          24,718          (13,859)         42,635
Proceeds from issuance of long-term debt                                                  35,000           55,122          14,350
Repayment of long-term debt                                                              (18,366)         (19,439)        (24,463)
Proceeds from issuance of common stock                                                     5,945           33,543              --
Dividends paid                                                                           (15,400)         (12,478)        (11,024)
Change in fiscal year of pooled entity                                                        --              177              --
Other, net                                                                                    --               --             302
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by /(used for) financing activities                                     12,969           82,959         (23,790)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                      15,409           84,141         (30,315)
Cash and cash equivalents at January 1                                                   179,217           95,076         125,391
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                               $ 194,626         $179,217        $ 95,076
===================================================================================================================================
Cash and cash equivalents:
  Cash and due from banks                                                               $ 98,519         $ 87,107        $ 79,473
  Short-term investments                                                                  96,107           92,110          15,603
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                               $ 194,626         $179,217        $ 95,076
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================


------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, 1996, 1995, and 1994
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized
Dollars in thousands                           Preferred      Common                 Retained   Gain/(Loss)    Treasury      Total
  except per share data                            Stock       Stock     Surplus     Earnings    Securities      Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1994                            $ 40     $23,355     $42,064     $147,979       $ 5,363      $(373)   $218,428
Preferred shares converted to common                 (40)         11          29                                                --
Stock issued under employee benefit plans                                    826                                               826
Net income                                                                             22,096                               22,096
Change in unrealized gain/(loss)
  on securities                                                                                     (13,222)               (13,222)
Cash dividends declared:
  Per common  share of $1.02                                                          (11,024)                             (11,024)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                             0      23,366      42,919      159,051        (7,859)      (373)    217,104
Net income                                                                             26,017                               26,017
Change in fiscal year of pooled entity                                      (623)        (381)          (44)                (1,048)
Stock issued under employee benefit plans                         16         874                                    50         940
Stock issued in public offering                                2,600      30,003                                            32,603
Change in unrealized gain/(loss)
  on securities                                                                                      10,261                 10,261
Cash dividends declared:
  Per common share of $1.10                                                           (12,478)                             (12,478)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                             0      25,982      73,173      172,209         2,358       (323)    273,399
Net income                                                                             29,976                               29,976
Stock issued under employee benefit plans                         31         810                                   168       1,009
Stock issued in public offering                                  390       4,546                                             4,936
Change in unrealized gain/(loss) on securities                                                       (1,240)                (1,240)
Cash dividends declared:
  Per common share of $1.17                                                           (15,400)                             (15,400)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                           $ 0     $26,403     $78,529     $186,785       $ 1,118      $(155)   $292,680
====================================================================================================================================

Shares Outstanding                                                     Preferred                     Common
                                                                           Stock                      Stock
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1994                                                   1,884                 11,628,284
Preferred shares converted to common                                      (1,884)                     5,634
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                                    --                 11,633,918
Stock issued under employee benefit plans                                     --                     14,758
Stock issued in public offering                                               --                  1,300,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                                    --                 12,948,676
Stock issued under employee benefit plans                                     --                     37,344
Stock issued in public offering                                               --                    195,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                                    --                 13,181,020
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------
================================================================================

(Dollars in thousands except as noted and per share data)
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (Susquehanna) conform to generally accepted accounting principles and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Farmers First Bank ("Farmers"), Farmers & Merchants Bank and Trust ("F&M"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South"), Susque-Bancshares Life Insurance Co. ("SBLIC") and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), as of and for the years ended December 31, 1996, 1995, and 1994. All material intercompany transactions have been eliminated.

  Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a multi-financial institution which operates five commercial banks and three savings banks. These subsidiaries provide financial services from 107 branches located in central and south central Pennsylvania and central and western Maryland. In addition, Susquehanna operates two non-bank subsidiaries which provide leasing and insurance services. Susquehanna's primary source of revenue is derived from loans to customers, who are predominately small- and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit intangibles are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $37,821 and $19,134 at December 31, 1996 and 1995, respectively.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold, commercial paper, and money market funds with original maturities of three months or less.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $102,669 in 1996, $79,827 in 1995, and $56,639 in 1994. Income taxes paid were $13,251 in 1996, $11,513 in 1995, and
$11,420 in 1994. Amounts transferred to other real estate owned were $7,747 in 1996, $4,959 in 1995, and $1,673 in 1994.

  On July 11, 1994, Susquehanna acquired eight banking offices of The First National Bank of Maryland. At the time of the acquisition, loans acquired were $45,538, deposits acquired, $194,114, and premises and equipment, $2,709.

  On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., ("RHI"), Reisterstown, Md., for $28,640. At the time of the acquisition, loans acquired were $201,182, investment securities, $26,798, and deposits, $209,819.

  On February 1, 1996, Susquehanna acquired Fairfax Financial
Corporation,("FFC"), Baltimore, Md., for $62,725. At the time of the acquisition, loans acquired were $401,658, investment securities, $19,467, and deposits, $396,390.

  Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 1996, or 1995. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Unrealized gains and losses for "available-for-sale" securities, net of taxes, are recorded as a component of shareholders' equity.

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

  Susquehanna adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Number 118, on January 1, 1996 (collectively "the Statements"). The adoption of the Statements did not have a material effect on Susquehanna's allowance for loan losses or result in an additional provision for loan losses in 1995. Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principle or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans are collectively evaluated for impairment and, therefore, are not subject to the Statements. Management has established a smaller-dollar value threshold of $100 for commercial loans. Commercial loans exceeding this threshold

--------------------------------------------------------------------------------
================================================================================

are evaluated in accordance with the Statements. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

  Management performs periodic reviews of Susquehanna's loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

Depreciable Assets. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: Buildings, 40 years, and furniture and equipment, 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gain or loss on disposition is reflected in operations.

  Long-lived assets and certain intangible assets are evaluated for impairment using guidance provided by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which was adopted on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS 121 had no effect on Susquehanna's financial condition or results of operations.

Other Real Estate. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

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

  Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection, or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on nonaccrual or impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. Consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due, unless such loans are in the process of collection. In any case, the deferral or nonrecognition of interest does not constitute forgiveness of the borrower's obligation.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Mortgage Servicing Rights. On January 1, 1996, Susquehanna adopted the provisions of Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage-Servicing Rights" ("SFAS 122"). SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loans as a whole and recorded as an asset separate from the underlying loans. SFAS 122 did not have a material effect on Susquehanna's financial condition or results of operations.

Stock Option Plan. On January 1, 1996, Susquehanna adopted the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair-value based method of accounting for stock options or an intrinsic value-based method with fair value based proforma disclosures. Susquehanna has elected the intrinsic value-based method, but had Susquehanna elected the fair value-based method, it would not have had a material effect on Susquehanna's financial condition or results of operations in 1996.

Earnings Per Share. Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods presented. The average common shares outstanding for the periods presented are 13,161,253 for 1996; 11,674,244 for 1995; and 11,633,918 for 1994.

Recent Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), in 1996. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending and other similar transactions and

--------------------------------------------------------------------------------
================================================================================

pledged collateral, which have been delayed until after December 31, 1997, by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125, An Amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material effect on Susquehanna's financial condition or results of operation.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adoption of SFAS 128 on Susquehanna's earnings per share data has not yet been determined.

     Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassifications had no impact on total assets, liabilities, stockholder's equity, or net income.


--------------------------------------------------------------------------------
2. Completed and Pending Acquisitions

On February 1, 1996, Susquehanna purchased Fairfax Financial Corporation ("FFC"), a Maryland thrift holding company with $455 million in assets and $396 million in deposits at the acquisition date, for $62.7 million. This transaction will be accounted for under the purchase method of accounting and, accordingly, the results of operations of FFC are included with Susquehanna from February 1, 1996, forward. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill of $21.4 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 15 years.

  A summary of unaudited pro forma combined financial information for Susquehanna, FFC, and RHI follows:

-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                1996                                    1995
-----------------------------------------------------------------------------------------------------------------------
                                                            Susquehanna/                            Susquehanna/
                                           Susquehanna               FFC          Susquehanna            RHI/FFC
                                           As Reported          Combined          As Reported            Combined
-----------------------------------------------------------------------------------------------------------------------
Net interest income                          $128,697           $129,815             $107,209            $125,294
Loan loss provision                             4,599              5,101                4,994               5,039
Other income                                   21,344             21,832               16,080              19,291
Other expense                                 100,816            101,517               80,911              96,904
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                            44,626             45,029               37,384              42,642
Taxes                                          14,650             14,918               11,367              13,562
-----------------------------------------------------------------------------------------------------------------------
Net income                                   $ 29,976           $ 30,111             $ 26,017            $ 29,080
=======================================================================================================================
Earnings per share                           $   2.28           $   2.29             $   2.23            $   2.21
=======================================================================================================================

  On February 11, 1997, Founders' Bank, Bryn Mawr, Pa. ("Founders"), announced it has signed a definitive agreement in which Founders would become wholly-owned by Susquehanna. Under the terms of the agreement, Susquehanna will issue its common shares in exchange for all of Founders' outstanding shares in a multiple that approximates the market value of Susquehanna's common stock to two times the Founders book value at September 30, 1996 ($7,484), as long as Susquehanna's common stock market price remains between $34 and $40 per share. At December 31, 1996, Founders reported total assets of $103 million. Results of operations for Founders were not significant to Susquehanna's consolidated financial statements, and, accordingly, pro forma condensed results of operations for 1996 have not been presented.

     On February 28, 1997, Susquehanna completed the acquisitions of ATCORP, Inc., Marlton, N.J. ("Al"), and Farmers Banc Corp. ("FBC"), Mullica Hill, N.J., for approximately 772,000 and 693,000 common shares of Susquehanna, respectively. At December 31, 1996, Al had total assets of $208 million and FBC had total assets of $89 million. Results of operations for Al and FBC prior to the acquisitions were not significant to Susquehanna's consolidated financial statements, and, accordingly, pro forma condensed results of operations for 1996 have not been presented.

--------------------------------------------------------------------------------
3. Short-Term Investments

The book value of short-term investments and weighted average interest rates on December 31, 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
                                         1996                  1995
--------------------------------------------------------------------------------
                                     Book                  Book
                                    Value     Rates       Value     Rates
--------------------------------------------------------------------------------
Interest-bearing deposits
  in other banks                  $26,056     6.67%     $18,146     5.41%
Federal funds sold                 42,303     6.29       37,856     4.92
Commercial paper                   24,993     5.32       32,998     5.88
Money market funds                  2,755     5.13        3,110     5.34
--------------------------------------------------------------------------------
Total                             $96,107               $92,110
================================================================================

--------------------------------------------------------------------------------
================================================================================

--------------------------------------------------------------------------------
4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 1996 and 1995, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                         Gross            Gross            Gross
                                                     Amortized       Unrealized       Unrealized              Fair
At December 31, 1996                                      Cost            Gains           Losses             Value
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury                                      $164,092           $  584           $  284          $164,392
  U.S. Government agencies                             94,643              214              301            94,556
  Corporate debt securities                            82,244              710               44            82,910
  Mortgage-backed securities                           93,818              362              885            93,295
  Equity securities                                    17,521            1,392               10            18,903
--------------------------------------------------------------------------------------------------------------------
                                                     $452,318           $3,262           $1,524          $454,056
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Government agencies                           $  1,001           $    2           $   --          $  1,003
  State and municipal                                  98,512              976              136            99,352
  Corporate debt securities                                50               --               --                50
  Mortgage-backed securities                            7,982               36               11             8,007
--------------------------------------------------------------------------------------------------------------------
                                                     $107,545           $1,014           $  147          $108,412
--------------------------------------------------------------------------------------------------------------------
Total Investment Securities                          $559,863           $4,276           $1,671          $562,468
====================================================================================================================

At December 31, 1995
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury                                      $171,733           $1,735           $  265          $173,203
  U.S. Government agencies                             70,530              359              248            70,641
  Corporate debt securities                            94,798            1,578               58            96,318
  Mortgage-backed securities                          118,580              321              560           118,341
  Equity securities                                    16,798              853               15            17,636
--------------------------------------------------------------------------------------------------------------------
                                                     $472,439           $4,846           $1,146          $476,139
--------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
  U.S. Government agencies                           $ 21,883           $   53           $   22          $ 21,914
  State and municipal                                 102,927            1,321              174           104,074
  Corporate debt securities                                50                0                0                50
  Mortgage-backed securities                            9,019               49                0             9,068
--------------------------------------------------------------------------------------------------------------------
                                                     $133,879           $1,423           $  196          $135,106
--------------------------------------------------------------------------------------------------------------------
Total investment securities                          $606,318           $6,269           $1,342          $611,245
====================================================================================================================

  At December 31, 1996 and 1995, investment securities with a carrying value of $169,072 and $155,755, respectively, were pledged to secure public funds and for other purposes as required by law.

  There were no investment securities whose ratings were less than investment grade at December 31, 1996 or 1995.

================================================================================

  The amortized cost and fair values of U.S. Treasury, government agency, state and municipal, corporate debt and mortgage-backed securities, at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalities.

--------------------------------------------------------------------------------
                                                   Amortized        Fair
                                                        Cost       Value
--------------------------------------------------------------------------------
Securities available-for-sale:
  Within one year                                   $105,482    $105,465
  After one year but within five years               283,057     283,636
  After five years but within ten years               22,810      22,728
  After ten years                                     23,448      23,324
--------------------------------------------------------------------------------
                                                    $434,797    $435,153
--------------------------------------------------------------------------------
Securities held-to-maturity:
  Within one year                                   $ 26,427    $ 26,467
  After one year but within five years                68,889      69,253
  After five years but within ten years                6,165       6,398
  After ten years                                      6,064       6,294
--------------------------------------------------------------------------------
                                                    $107,545    $108,412
--------------------------------------------------------------------------------
Total debt securities                               $542,342    $543,565
================================================================================

The gross realized gains and gross realized losses on investment securities transactions are summarized below. During 1996, 1995, and 1994, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding categories.

--------------------------------------------------------------------------------
                                 Available-for-sale            Held-to-maturity
--------------------------------------------------------------------------------
Year ended December 31, 1996
--------------------------------------------------------------------------------
Gross gains                             $184                         $ 1
Gross losses                              14                           2
--------------------------------------------------------------------------------
Net                                     $170                        $ (1)
================================================================================
--------------------------------------------------------------------------------
Year ended December 31, 1995
--------------------------------------------------------------------------------
Gross gains                             $ 45                         $15
Gross losses                              89                           3
--------------------------------------------------------------------------------
Net                                    $ (44)                        $12
================================================================================
--------------------------------------------------------------------------------
Year ended December 31, 1994
--------------------------------------------------------------------------------
Gross gains                             $992                         $ 7
Gross losses                              --                          --
--------------------------------------------------------------------------------
Net                                     $992                         $ 7
================================================================================

Interest earned on investment securities for the years ended December 31 was as follows:

--------------------------------------------------------------------------------
Dollars in thousands                     1996          1995         1994
--------------------------------------------------------------------------------
Taxable                               $29,905       $29,428      $26,404
Tax-advantaged                          4,723         5,104        5,206
--------------------------------------------------------------------------------
Total                                 $34,628       $34,532      $31,610
================================================================================

================================================================================

--------------------------------------------------------------------------------
5. Loans and Leases

At December 31, loans and leases, net of unearned income ($14,825 at December 31, 1996, and $14,185 at December 31, 1995), were as follows:

--------------------------------------------------------------------------------
                                                  1996             1995
--------------------------------------------------------------------------------
Commercial, financial,
  and agricultural                          $  211,234       $  198,802
Real estate--construction                      193,793          177,253
Real estate--mortgage                        1,482,590        1,091,066
Consumer                                       241,198          223,039
Leases                                          44,266           22,791
--------------------------------------------------------------------------------
Total                                       $2,173,081       $1,712,951
================================================================================

  At December 31, 1996 and 1995, real estate-mortgage loans included a $6.4 million and $6.7 million, respectively, restructured loan. Susquehanna has no outstanding commitment to advance additional funds on this loan and interest forgone on this loan was $273 and $239 during 1996 and 1995, respectively.

  Certain directors and executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations. Susquehanna relies on the directors and executive officers for the identification of their associates. All such loans were performing at December 31, 1996, 1995, and 1994, respectively.

  The activity of loans to such persons whose balance exceeded $60 during 1996, 1995, and 1994 follows:

--------------------------------------------------------------------------------
                                      1996           1995           1994
--------------------------------------------------------------------------------
Balance--January 1                 $27,565        $23,272        $15,927
Additions                           19,071         19,213         27,982
Deductions:
  Amounts collected                 23,190         14,920         22,318
Other changes                           --            --           1,681
--------------------------------------------------------------------------------
Balance--December 31               $23,446         $27,565       $23,272
================================================================================

  Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania and Maryland. Susquehanna has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans with the exception of housing developments.

An analysis of impaired loans at December 31, 1996 and 1995, is presented as follows:

--------------------------------------------------------------------------------
                                                       1996        1995
--------------------------------------------------------------------------------
Impaired loans without a related reserve            $ 9,712     $12,656
Impaired loans with a reserve                         3,715       2,685
--------------------------------------------------------------------------------
Total impaired loans                                $13,427     $15,341
================================================================================
Reserve for impaired loans                            $ 589       $ 416
================================================================================

An analysis of impaired loans for the years ended December 31 is presented as follows:

--------------------------------------------------------------------------------
                                                       1996        1995
--------------------------------------------------------------------------------
Average balance of impaired loans                   $13,140     $12,365
Interest income on impaired loans
   (cash basis)                                         374         422

--------------------------------------------------------------------------------

6. Allowance for Loan and Lease Losses
Changes in the allowance for loan losses were as follows:

--------------------------------------------------------------------------------
Dollars in thousands                  1996           1995           1994
--------------------------------------------------------------------------------
Balance--January 1                 $27,563        $23,845        $21,717
Allowance acquired
  in business combination            4,229          3,323             --
Change in fiscal year                  --              (8)            --
Provision charged to
  operating expenses                 4,599          4,994          3,987
--------------------------------------------------------------------------------
                                    36,391         32,154         25,704
--------------------------------------------------------------------------------
Charge-offs                         (5,887)        (5,646)        (2,952)
Recoveries                           1,437          1,055          1,093
--------------------------------------------------------------------------------
Net charge-offs                     (4,450)        (4,591)        (1,859)
--------------------------------------------------------------------------------
Balance--December 31               $31,941        $27,563        $23,845
================================================================================

================================================================================

--------------------------------------------------------------------------------
7. Premises and Equipment

Property, buildings, and equipment, at December 31, were as follows:

--------------------------------------------------------------------------------
                                                 1996              1995
--------------------------------------------------------------------------------
Land                                          $ 5,925           $ 5,377
Buildings                                      31,404            31,588
Furniture and equipment                        33,570            29,021
Leasehold improvements                          4,493             3,609
Land improvements                               2,191               399
--------------------------------------------------------------------------------
                                               77,583            69,994
--------------------------------------------------------------------------------
Less: accumulated depreciation
  and amortization                             39,035            33,580
--------------------------------------------------------------------------------
                                              $38,548           $36,414
================================================================================

  Depreciation and amortization expense charged to operations amounted to $4,155 in 1996; $3,706 in 1995; and $3,276 in 1994.

All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2008. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 1996, are as follows:

--------------------------------------------------------------------------------
                                                            Operating
                                                               Leases
--------------------------------------------------------------------------------
1997                                                           $2,014
1998                                                            1,900
1999                                                            1,468
2000                                                              832
2001                                                              617
Subsequent years                                                3,642
--------------------------------------------------------------------------------
                                                              $10,473
================================================================================

  Total rent expense charged to operations amounted to $2,108 in 1996; $1,521 in 1995; and $1,439 in 1994.

--------------------------------------------------------------------------------

8. Deposits

Deposits at December 31 were as follows:

--------------------------------------------------------------------------------
                                                 1996              1995
--------------------------------------------------------------------------------
Non-interest-bearing:
  Demand                                    $ 303,884         $ 270,411
Interest-bearing:
  Interest-bearing demand                     676,332           483,835
  Savings                                     397,893           390,257
  Time                                      1,004,273           899,013
  Time of $100 or more                        111,122            72,526
--------------------------------------------------------------------------------
Total deposits                             $2,493,504        $2,116,042
================================================================================

--------------------------------------------------------------------------------
9. Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

-----------------------------------------------------------------------------------------------
                                                          1996                    1995
-----------------------------------------------------------------------------------------------
                                                  Amount        Rate       Amount       Rate
-----------------------------------------------------------------------------------------------
Securities sold under repurchase agreements       $58,516      4.86%       $47,032     4.75%
Treasury tax and loan notes                         5,634      4.92          4,400     4.92
Federal funds purchased                             5,000      7.25             --       --
Federal Home Loan Bank borrowings                  25,000      4.93         18,000     6.01
-----------------------------------------------------------------------------------------------
                                                  $94,150                  $69,432
===============================================================================================

     Under an agreement with the Federal Home Loan Bank, certain Susquehanna subsidiary banks have lines of credit available to them totaling $423 million and $192 million, of which $50 million and $43 million was outstanding at December 31, 1996 and 1995, respectively.

================================================================================

--------------------------------------------------------------------------------
10. Long-Term Debt

Long-term debt at December 31 was as follows:

--------------------------------------------------------------------------------------------------------
                                                            1996                           1995
--------------------------------------------------------------------------------------------------------
                                                  Amount            Rate          Amount          Rate
--------------------------------------------------------------------------------------------------------
Farmers:
  Installment note due June 2, 1999             $     45           9.00%         $    60         9.00%
SBLC:
  Term note due July 29, 1996                         --             --            4,000         6.49
  Term note due October 30, 1997                      --             --            2,000         8.75
  Term note due July 19, 1998                      5,000           7.51            5,000         7.51
Susquehanna South:
  Federal Home Loan Bank borrowings due
    at various dates through 2003                 24,795           6.71           24,678         6.56
  Federal Home Loan Bank term loan note due
    September 1, 2014                                528           5.00              536         5.00
Susquehanna:
  Subordinate notes due February 2005             50,000           9.00           50,000         9.00
  Senior notes due February 2003                  35,000           6.30               --           --
--------------------------------------------------------------------------------------------------------
                                                $115,368                         $86,274
========================================================================================================

  Farmers' installment note is a demand note with a final maturity of June 2, 1999. Until such demand is made, Farmers will pay equal monthly payments to the individual holder.

  SBLC's notes are payable with interest only payments being made until maturity. These notes are guaranteed by Susquehanna.

  Susquehanna South's Federal Home Loan Bank debt is under a blanket floating lien security with the FHLB of Atlanta. Susquehanna South is required to maintain as collateral for all borrowings certain amounts of qualifying first mortgage loans. In addition, all of Susquehanna South's stock in the FHLB of Atlanta is pledged as collateral for such debt.

  On February 9, 1995, Susquehanna issued $50 million of its 9.00% subordinated notes due 2005. The proceeds were used to retire $10 million in short-term borrowings and the balance was used for acquisitions and for general corporate purposes.

     On January 29, 1996, Susquehanna issued $35 million of its 6.30% senior notes due 2003. The proceeds were used for acquisitions and general corporate purposes.

================================================================================

--------------------------------------------------------------------------------
11. Income Taxes

The components of the provision for income taxes were as follows:

--------------------------------------------------------------------------------
Dollars in thousands                     1996          1995         1994
--------------------------------------------------------------------------------
Current                               $14,273       $11,727      $12,024
Deferred                                  377          (360)      (2,306)
--------------------------------------------------------------------------------
Total                                 $14,650       $11,367      $ 9,718
================================================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

--------------------------------------------------------------------------------
                                         1996          1995         1994
--------------------------------------------------------------------------------
Provision at statutory rates          $15,619       $13,084      $11,391
Tax-advantaged income                  (2,677)       (2,806)      (2,484)
Other, net                              1,708         1,089          811
--------------------------------------------------------------------------------
Total                                 $14,650       $11,367      $ 9,718
================================================================================

  Susquehanna accounts for income taxes under the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  The components of the net deferred tax asset as of December 31 were as follows:

--------------------------------------------------------------------------------
                                            1996        1995        1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan losses                $11,179     $ 8,416     $ 8,167
  Loan fee income                          1,404       1,200       1,365
  Accrued pension expense                  1,689       1,509       1,518
  Deferred directors' fees                   744         690         620
  Deferred compensation                      180         234         345
  Nonaccrual loan interest                 1,418       1,454       1,287
  Other assets                               875       1,269         679
Deferred tax liabilities:
  FHLB stock dividends                      (330)       (429)       (470)
  Premises and equipment                  (1,589)     (1,388)       (836)
  Core deposit intangible                   (179)       (167)       (167)
  Operating lease income, net             (2,340)       (563)         --
Purchase accounting                         (819)       (999)         --
Recapture of savings banks'
  bad debt reserve                        (1,058)         --          --
Unrealized investment securities
  gains and losses                          (620)     (1,342)      4,468
Other liabilities                           (223)       (274)       (859)
--------------------------------------------------------------------------------
Net deferred income tax assets           $10,331      $9,610     $16,117
================================================================================

--------------------------------------------------------------------------------
12. Financial Instruments with Off-Balance Sheet Risk

Susquehanna is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to orginate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statement of condition. The contract or notional amount of those instruments reflects the extent of involvement Susquehanna has in particular classes of financial instruments.

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

  Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based on management's credit evaluation of the borrower.

Financial instruments with off-balance sheet risk at December 31, 1996 and 1995, were as follows:

--------------------------------------------------------------------------------
Contractual                                             1996        1995
--------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk:
    Standby letters of credit                       $ 28,944    $ 32,058
    Commitments to originate loans                    49,313      54,878
    Unused portion of home equity
      and credit card lines                          145,674     132,428
    Other unused commitments,
      principally commercial lines
      of credit                                      324,885     259,136

--------------------------------------------------------------------------------
================================================================================

--------------------------------------------------------------------------------
13. Fair Value of Financial Instruments

As required by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), Susquehanna has presented estimated fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, Susquehanna's ability to actually realize these derived values cannot be assured.

  The estimated fair values disclosed under SFAS 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. SFAS 107 excludes disclosure of nonfinancial assets such as buildings as well as certain financial instruments such as leases. Susquehanna also has several intangible assets which are not included in the fair value disclosures such as mortgage servicing rights, customer lists, and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna.

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

  Short-Term Borrowings. The carrying amounts reported in the balance sheet represent a reasonable estimate of fair value since these liabilities mature in less than six months.

  Long-Term Debt. Fair values were based upon quoted rates of similar instruments, issued by banking companies with similar credit ratings.

  Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

--------------------------------------------------------------------------------------------------------------------------------
                                                               1996                                    1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Estimated                                 Estimated
                                                     Carrying                Fair             Carrying                 Fair
                                                       Amount               Value               Amount                Value
---------------------------------------------------------------------------------------------------------------------------------
Assets:
  Cash and due from banks                            $98,519             $98,519           $   87,107           $   87,107
  Short-term investments                              96,107              96,107               92,110               92,110
  Investment securities                              561,601             562,468              610,018              611,245
  Loans, net of unearned income and allowance      2,097,971           2,137,233            1,663,199            1,678,169
Liabilities:
  Deposits                                         2,493,504           2,493,723            2,116,042            2,119,634
  Short-term borrowings                               94,150              94,150               69,432               69,432
  Long-term debt                                     115,368             119,327               86,274               95,014

--------------------------------------------------------------------------------
================================================================================

--------------------------------------------------------------------------------
14. Benefit Plans

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. Benefits are based upon years of service and the employee's highest five years of compensation during the last ten years of employment. Susquehanna's policy has been to fund the pension plan on a current basis to the extent deductible under existing tax regulations. A summary of the components of pension expense follows:

--------------------------------------------------------------------------------
Year ended December 31                      1996        1995        1994
--------------------------------------------------------------------------------
Service cost-benefits earned
  during the period                      $ 2,411     $ 1,803     $ 1,587
Interest cost on projected
  benefit obligation                       2,264       2,103       1,865
Actual (gain)/loss on plan
   assets                                 (2,801)     (3,658)        170
Net amortization and deferral                727       1,936      (1,858)
--------------------------------------------------------------------------------
Pension expense of defined
  benefit plans                          $ 2,601     $ 2,184     $ 1,764
================================================================================
--------------------------------------------------------------------------------
At December 31
--------------------------------------------------------------------------------
Discount rate                              7.00%       7.00%       8.00%
Rate of increase in
   compensation levels                    5.00        5.00        6.00
Expected long-term rate of
   return on assets                        8.00       8.00        8.00
--------------------------------------------------------------------------------

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the defined benefit pension plan:

--------------------------------------------------------------------------------
At December 31                                         1996         1995
--------------------------------------------------------------------------------
Actuarial present value of vested
  benefit obligation                                $22,584      $21,443
================================================================================
Actuarial present value of accumulated
  benefit obligation                                $23,067      $21,830
================================================================================
Actuarial present value of projected
  benefit obligation                                $31,761      $32,845
Plan assets at market value                          30,517       26,555
--------------------------------------------------------------------------------
Plan assets less than projected
  benefit obligation                                  1,244        6,290
Unrecognized net gain (loss) from
  past experience different than that
  assumed and effects of changes in
  assumptions                                         4,022       (1,136)
Unrecognized prior service cost                        (898)      (1,002)
Unrecognized net asset at January 1,
  1987, being amortized over 15 years                   495          581
--------------------------------------------------------------------------------
Net pension liability recognized
  in the balance sheet                              $ 4,863      $ 4,733
================================================================================

  The plan assets at December 31, 1996 and 1995, were invested principally in U.S. Government securities and listed stocks and bonds including 13,125 shares of Susquehanna common stock.

  Susquehanna accrues the cost of postretirement benefits during the employees' credited service period and is amortizing the transition obligation over a 20-year period. The net periodic benefit expense for 1996, 1995, and 1994 was $547, $452, and $384, respectively.

  Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $856 in 1996, $713 in 1995, and $782 in 1994.

  Susquehanna has an Employee Stock Purchase Plan ("ESPP"), which enables qualified employees to purchase the common stock of the Company. The common stock is purchased at a price equal to 90% of the market value of the common stock at either the first day of the offering period or the purchase date, whichever value is lower. Through the ESPP, Susquehanna issued 15,483 and 8,128 common shares to its participating employees in 1996 and 1995, respectively.

  Susquehanna implemented a nonqualified Equity Compensation Plan (the "Compensation Plan") in 1996, under which Susquehanna may grant options to its employees and directors for up to 650,000 shares of common stock. Under the Compensation Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted to employees upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. On May 31, 1996, 173,508 non-qualified stock options were granted at an exercise price of $29.25 to employees and directors. No options were exercised during 1996, and 22,714 options were exercisable at December 31, 1996. Total options outstanding at December 31, 1996, were 173,508.

  On January 1, 1996, Susquehanna adopted SFAS 123, and as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the ESPP and the Compensation Plan. Accordingly, no compensation cost has been recognized for stock purchased under the ESPP or options granted under the Compensation Plan in 1996. Had compensation cost been determined under the fair value-based method at the purchase and grant dates consistent with SFAS 123, the impact on Susquehanna's net income and net income per share for 1996 would not have been material.

     During 1996, Susquehanna terminated its Phantom Stock Appreciation Plan ("PSP"). Expense related to the PSP was $11, $706, and $105 in 1996, 1995, and 1994, respectively.

--------------------------------------------------------------------------------
================================================================================

--------------------------------------------------------------------------------
15. Susquehanna Bancshares, Inc. (Parent Only)
    Condensed Balance Sheets

--------------------------------------------------------------------------------
December 31                                            1996         1995
--------------------------------------------------------------------------------
Assets
Cash in subsidiary bank                            $    600     $  1,337
Short-term investments                                5,826       35,620
Investment in consolidated sub-
  sidiaries at equity in net assets                 370,727      287,367
Other investment securities                           2,041        1,451
Premises and equipment (net)                             60           48
Other assets                                          3,652        2,651
--------------------------------------------------------------------------------
Total assets                                       $382,906     $328,474
================================================================================
Liabilities
Long-term debt                                     $ 85,000     $ 50,000
Accrued taxes and expenses payable                    5,226        5,075
--------------------------------------------------------------------------------
Total liabilities                                    90,226       55,075
--------------------------------------------------------------------------------
Equity
Preferred stock (no par)                                --            --
Common stock ($2 par value)                          26,403       25,982
Surplus                                              78,529       73,173
Retained earnings                                   186,785      172,209
Unrealized gain on available-
  for-sale securities, net                            1,118        2,358
Less: Treasury stock at cost                            155          323
--------------------------------------------------------------------------------
Total stockholders' equity                          292,680      273,399
--------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                           $382,906     $328,474
================================================================================
--------------------------------------------------------------------------------
   Susquehanna Bancshares, Inc. (Parent Only)
   Condensed Statements of Income

--------------------------------------------------------------------------------
Year ended December 31                     1996         1995        1994
--------------------------------------------------------------------------------
Income
Dividends from subsidiaries             $23,530      $17,531     $18,859
Interest and dividends on
  investment securities                     546          833          89
Interest and management
  fee from subsidiaries                   3,601        1,398         310
--------------------------------------------------------------------------------
Total income                             27,677       19,762      19,258
--------------------------------------------------------------------------------
Expenses
Service fees paid to
  subsidiary                              1,106          946         969
Interest expense                          6,684        4,339         683
Other expenses                            1,985        2,408       1,273
--------------------------------------------------------------------------------
Total expenses                            9,775        7,693       2,925
--------------------------------------------------------------------------------
Income before taxes, equity
  in undistributed income
  of subsidiaries, and
  extraordinary item                     17,902       12,069      16,333
Equity in undistributed
  income of subsidiaries                 12,074       13,948       6,889
Extraordinary item                           --            --     (1,126)
--------------------------------------------------------------------------------
Net Income                              $29,976      $26,017     $22,096
================================================================================

--------------------------------------------------------------------------------
================================================================================

--------------------------------------------------------------------------------
   Susquehanna Bancshares, Inc. (Parent Only)
   Condensed Statements of Cash Flows

--------------------------------------------------------------------------------
Year ended December 31                     1996         1995        1994
--------------------------------------------------------------------------------
Operating Activities:
Net income                             $ 29,976     $ 26,017    $ 22,096
Adjustment to reconcile net
  income to cash provided
  by operating activities:
    Depreciation and
      amortization                          182          195         142
    Equity in undistributed
      income of subsidiaries
      and income of
      subsidiaries accrued
      not received                      (12,074)     (13,948)    (11,889)
    Loss on the early
      extinguishment of debt                 --          --        1,126
    (Increase)/decrease in
      other assets                       (1,171)        (721)       (751)
    (Decrease)/increase in
      accrued expenses payable              (55)       3,060         398
    Other, net                             (810)        (451)        (19)
--------------------------------------------------------------------------------
Net cash provided from
    operating activities                 16,048       14,152      11,103
--------------------------------------------------------------------------------
Investing Activities:
Purchase of investment
  securities                            (29,987)      (9,528)         --
Proceeds from the sale/
  maturities of investment
  securities                             29,987        9,760      11,956
Net cash paid in acquisition            (62,700)     (28,640)         --
Capital expenditures                        (24)         (15)        (42)
Net infusion of investment
  in subsidiaries                        (9,400)      (6,800)     (8,600)
--------------------------------------------------------------------------------
Net cash (used for)/provided from
  investing activities                  (72,124)     (35,223)      3,314
--------------------------------------------------------------------------------
Financing Activities:
(Decrease)/increase in
  short-term borrowings                      --      (10,000)     10,000
Repayment of long-term debt                  --       (5,850)    (12,076)
Proceeds from issuance of
  long-term debt                         35,000       50,000          --
Proceeds from issuance of
  common stock                            5,945       33,543          --
Dividends paid                          (15,400)     (12,478)    (10,643)
--------------------------------------------------------------------------------
Net cash provided from/(used
  for) financing activities              25,545       55,215     (12,719)
--------------------------------------------------------------------------------
Net (decrease)/increase in
  cash and cash equivalents             (30,531)      34,144       1,698
Cash and cash equivalents at
  January 1                              36,957        2,813       1,115
--------------------------------------------------------------------------------
Cash and cash equivalents at
  December 31                          $  6,426     $ 36,957    $  2,813
================================================================================
Cash and cash equivalents:
  Cash in subsidiary bank              $    600     $  1,337    $     97
  Short-term investments                  5,826       35,620       2,716
--------------------------------------------------------------------------------
Cash and cash equivalents at
  December 31                          $  6,426     $ 36,957    $  2,813
================================================================================

--------------------------------------------------------------------------------
16. Regulatory Restrictions of Banking Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 1996, $43,016 is available for dividend distribution to Susquehanna in 1997 from its banking subsidiaries.

     Included in cash and due from banks are balances required to be maintained by subsidiary banking companies on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $11,526 and $15,069 at December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
17. Contingent Liabilities

Susquehanna is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against Susquehanna. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations, and cash flows of Susquehanna, if disposed of unfavorably.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
 of Susquehanna Bancshares, Inc.
Lititz, Pennsylvania



We have audited the accompanying consolidated balance sheets of Susquehanna Bancshares, Inc. and its subsidiaries (Susquehanna) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Susquehanna's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Atlanfed Bancorp, Inc. and Subsidiaries, a wholly-owned subsidiary, which statements reflect net interest income of $8,563,000 for the year ended March 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Atlanfed Bancorp, Inc. and subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susquehanna Bancshares, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Harrisburg, Pennsylvania
January 22, 1997

SUMMARY OF QUARTERLY FINANCIAL DATA

================================================================================

The unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows:

--------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                    1996                                            1995
--------------------------------------------------------------------------------------------------------------------------------
Quarter Ended                           Mar 31      Jun 30      Sep 30      Dec 31      Mar 31      Jun 30      Sep 30   Dec 31
--------------------------------------------------------------------------------------------------------------------------------
Interest income                        $55,587     $58,434     $58,676     $59,138     $41,669     $47,654     $49,674  $50,830
Interest expense                        24,984      26,286      26,086      25,782      17,107      21,016      22,304   22,191
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                     30,603      32,148      32,590      33,356      24,562      26,638      27,370   28,639
Provision for loan and leases losses     1,031       1,348       1,090       1,130       1,500       1,071       1,140    1,283
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses             29,572      30,800      31,500      32,226      23,062      25,567      26,230   27,356
--------------------------------------------------------------------------------------------------------------------------------
Other income                             4,989       5,722       5,258       5,375       3,254       3,784       4,704    4,338
Other expenses                          22,699      24,030      29,406      24,681      19,179      20,152      20,218   21,362
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes              11,862      12,492       7,352      12,920       7,137       9,199      10,716   10,332
Applicable income taxes                  3,842       4,157       2,243       4,408       1,918       2,799       3,467    3,183
--------------------------------------------------------------------------------------------------------------------------------
Net income                             $ 8,020     $ 8,335     $ 5,109     $ 8,512     $ 5,219     $ 6,400     $ 7,249  $ 7,149
================================================================================================================================
Earnings per common share              $  0.61     $  0.63     $  0.39     $  0.65     $  0.45     $  0.55     $  0.62  $  0.61





Market for Susquehanna Capital Stock and Related Shareholder Matters

     From May 24, 1984, to November 4, 1985, Susquehanna Common Stock was listed for quotation on the National Association of Securities Dealers Automatic Quotation System ("Nasdaq"). Since November 5, 1985, Susquehanna Common Stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 1996 and 1995.

--------------------------------------------------------------------------------------------------------------------------------
                                                        1996                                              1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                  Quarterly                                         Quarterly
                                       Market Price                Dividend              Market Price                Dividend
--------------------------------------------------------------------------------------------------------------------------------
First Quarter                          $26.00-30.00                 $ .29                $21.50-24.25                 $ .27
Second Quarter                         $26.75-29.50                 $ .29                $22.50-24.00                 $ .27
Third Quarter                          $26.50-30.63                 $ .29                $23.25-28.25                 $ .27
Fourth Quarter                         $29.00-35.75                 $ .30                $26.00-30.25                 $ .29

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   --------------------------------------------------------------------

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

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of Susquehanna.
-------   -----------------------------------------------

          The information required by this Item is included in the Corporation's proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section and in the Additional Information section, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."

Item 11.  Executive Compensation
-------   ----------------------

          The information required by this Item is included in the 1997 Proxy Statement in the Directors' Compensation section and in the Executive Compensation section, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          The information required by this Item is included in the 1997 Proxy Statement in the Beneficial Ownership of Stock section, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

          The information required by this Item is included in the 1997 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section, and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------     --------------------------------------------------------------
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

     (9)    Voting trust agreement.  Not Applicable.

     (10) Material Contracts. Susquehanna Bancshares, Inc.'s, Performance Award Plan as amended in 1995, is incorporated by reference to Exhibit (a)(10) of Registrant's Annual Report on Form 10-

            K for the fiscal year ended December 31, 1995. The Equity Compensation Plan, as adopted in 1996, is filed herewith.

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

(b)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUSQUEHANNA BANCSHARES, INC.


                                         By:/s/ Robert S. Bolinger
                                            -----------------------------------
Dated:  March 27, 1997                       Robert S. Bolinger, President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

 /s/ Robert S. Bolinger         President, Chief Executive     March 27, 1997
------------------------------  Officer and Director
(Robert S. Bolinger)

 /s/ Drew K. Hostetter          Treasurer                      March 27, 1997
------------------------------
(Drew K. Hostetter)

/s/ Richard M. Cloney           Vice President,                March 27, 1997
------------------------------  Secretary and Director
(Richard M. Cloney)

/s/ James G. Apple              Director                       March 27, 1997
------------------------------
(James G. Apple)

/s/ John M. Denlinger           Director                       March 27, 1997
------------------------------
(John M. Denlinger)

/s/ Richard E. Funke            Director                       March 27, 1997
------------------------------
(Richard E. Funke)

/s/ Henry H. Gibbel             Director                       March 27, 1997
------------------------------
(Henry H. Gibbel)

/s/ Marley R. Gross             Director                       March 27, 1997
------------------------------
(Marley R. Gross)

/s/ T. Max Hall                 Director                       March 27, 1997
------------------------------
(T. Max Hall)

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1996

                             [SIGNATURES CONTINUED]


Signature                       Title                          Date
---------                       -----                          ----

                                Director                       March __, 1997
---------------------------
(Edward W. Helfrick)

/s/ C. William Hetzer, Jr.      Director                       March 27, 1997
---------------------------
(C. William Hetzer, Jr.)

                                Director                       March __, 1997
---------------------------
(George J. Morgan)

                                Director                       March __, 1997
---------------------------
(Raymond M. O'Connell)

                                Director                       March __, 1997
---------------------------
(Robert C. Reymer, Jr.)

/s/ Roger V. Wiest              Director                       March 27, 1997
---------------------------
(Roger V. Wiest)

                            [END OF SIGNATURE PAGES]

                                 EXHIBIT INDEX


Exhibit No.                                         Sequentially Numbered Page
-----------                                         --------------------------


(10)    Equity Compensation Plan                                65

(11)    Computation of per share earnings                       75

(21)    Subsidiaries of the Registrant                          76

(23)    Consents of Experts and Counsel                         77

(27)    Financial Data Schedule                                 78
