Form 10-Q
period 1997-03-31
SUSQUEHANNA BANCSHARES INC
filed 1997-05-14
CIK 700863

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                              Yes  X    No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1997 the Registrant had 14,645,335 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                            SEQUENTIAL
                                                            PAGE
                                                            REFERENCE
PART I.     FINANCIAL INFORMATION...........................    3

Item 1.     FINANCIAL STATEMENTS............................    3

       Consolidated Balance Sheets -
       As of March 31, 1997 and 1996,
       And December 31, 1996................................    3

       Consolidated Statements of Income
       For the  three months ended
       March 31,  1997 and 1996.............................    4

       Consolidated Statements of Cash Flow
       For the Three Month Periods
       Ended March 31, 1997 and 1996........................    5
       Notes to Consolidated Financial Statements............  6-8



Item 2.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF THE RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION..........................  9-20

PART II     OTHER INFORMATION................................   21


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.................   21

            SIGNATURES.......................................   21


PART I. FINANCIAL INFORMATION
   Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                 March 31      December 31        March 31
ASSETS                                                                                   1997              1996           1996
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                 $108,859       $106,847         $92,106
Short-term investments                                                                    87,632        103,244         102,705
Investment securities available for sale                                                 503,148        532,748         586,143
Investment securities held to maturity                                                   116,760        126,022         141,413
    (Fair values of $117,142; $127,020; and $142,262)
Loans and leases, net of unearned income                                               2,375,846      2,349,776       2,271,412
Less: Allowance for loan and lease losses                                                 33,624         33,800          34,054
                                                                                    ------------   ------------    ------------
    Net loans and leases                                                               2,342,222      2,315,976       2,237,358
                                                                                    ------------   ------------    ------------
Premises and equipment (net)                                                              44,576         43,931          41,452
Accrued income receivable                                                                 21,409         21,933          24,896
Other assets                                                                              83,984         84,733          86,939
                                                                                    ------------   ------------    ------------
    Total assets                                                                      $3,308,590     $3,335,434      $3,313,012
                                                                                    ============   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Deposits:
    Demand                                                                              $325,481       $337,651        $321,839
    Interest-bearing demand                                                              750,673        757,103         714,016
    Savings                                                                              435,227        432,253         438,504
    Time                                                                               1,083,215      1,089,189       1,164,550
    Time of $100 or more                                                                 145,219        137,922         134,536
                                                                                    ------------   ------------    ------------
             Total deposits                                                            2,739,815      2,754,118       2,773,445
                                                                                    ------------   ------------    ------------
Short-term borrowings                                                                     67,899        100,650          62,923
Long-term debt                                                                           139,523        120,368         130,902
Accrued interest, taxes, and expenses payable                                             29,673         29,993          29,593
Other liabilities                                                                         14,461         16,849          15,041
                                                                                    ------------   ------------    ------------
             Total liabilities                                                         2,991,371      3,021,978       3,011,904

Stockholders' equity:
    Common stock
             Authorized: 32,000,000 shares ($2.00 par value)
             Issued:   14,665,638; 14,665,471; and 14,650,240, respectively               29,331         29,331          29,300
    Surplus                                                                               85,168         85,165          84,357
    Retained earnings                                                                    203,447        198,058         187,293
    Unrealized gains and losses for available-for-sale
     securities, net of taxes                                                               (572)         1,057             481
    Less: Treasury stock, (20,303; 20,303 and 42,331 common shares
             at cost, respectively)                                                          155            155             323
                                                                                    ------------   ------------    ------------
             Total stockholders' equity                                                  317,219        313,456         301,108
                                                                                    ------------   ------------    ------------
Total liabilities and stockholders' equity                                            $3,308,590     $3,335,434      $3,313,012
                                                                                    ============   ============    ============

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31
--------------------------------------------------------------------------------------------------
(In thousands, except per share )                                         1997             1996
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                    $52,802          $48,810
Interest on investment securities: Taxable                                 8,270            9,042
                                    Tax-exempt                             1,243            1,423
Interest on short-term investments                                           977            1,182
--------------------------------------------------------------------------------------------------
        Total interest income                                             63,292           60,457
--------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                            5,693            4,635
        Savings                                                            2,697            2,674
        Time                                                              16,268           16,957
Interest on short-term borrowings                                            836              677
Interest on long-term debt                                                 2,479            2,236
--------------------------------------------------------------------------------------------------
        Total interest expense                                            27,973           27,179
--------------------------------------------------------------------------------------------------

Net interest income                                                       35,319           33,278
Provision for loan and lease losses                                        1,206            1,046
--------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses             34,113           32,232
--------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                        1,568            1,399
Other service charges, commissions, fees                                     589              465
Income from fiduciary-related activities                                     858              781
Gain on sale of mortgages                                                    482              535
Other operating income                                                     1,830            1,903
Investment security gains/(losses)                                             3              153
--------------------------------------------------------------------------------------------------

        Total other income                                                 5,330            5,236
--------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                            14,171           13,152
Net occupancy expense                                                      1,994            2,003
Furniture and equipment expense                                            1,436            1,262
FDIC insurance premiums                                                      181              430
Other operating expenses                                                   8,012            7,888
--------------------------------------------------------------------------------------------------

        Total other expenses                                              25,794           24,735
--------------------------------------------------------------------------------------------------

Income before income taxes                                                13,649           12,733
Provision for income taxes                                                 4,193            4,062
--------------------------------------------------------------------------------------------------

Net income                                                                $9,456           $8,671
==================================================================================================

Per share information:
    Net income                                                             $0.65            $0.59
    Cash dividends                                                         $0.30            $0.29
Average shares outstanding                                                14,645           14,606
--------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three months period ended March 31                                                         1997               1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                       $9,456             $8,671
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                    2,404              3,094
              Provision for loan and lease losses                                         1,206              1,046
              (Gain) / loss on securities transactions                                       (3)              (153)
              Gain on sale of loans                                                        (482)              (649)
              Gain on sale of other real estate owned                                        (7)               (24)
              Mortgage loans originated for resale                                      (25,391)           (52,443)
              Sale of mortgage loans originated for resale                               26,264             46,031
              (Increase)/decrease in accrued interest receivable                            524             (2,991)
              Increase/(decrease) in accrued interest payable                            (2,532)             1,705
              Increase/(decrease) in accrued expenses and taxes payable                   2,212                501
              Other, net                                                                 (1,669)            (4,001)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                11,982                787
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                          17,051             23,706
        Proceeds from the maturity of investment securities                              70,852             36,021
        Purchase of available-for-sale securities                                       (50,529)           (58,835)
        Purchase of held-to-maturity securities                                          (1,373)           (16,818)
        Net increase in loans and leases                                                (27,843)           (16,292)
        Capital expenditures                                                             (1,777)            (1,316)
        Net cash (paid) / received in acquisition                                          --              (31,298)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    6,381            (64,832)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase / (decrease) in deposits                                           (14,303)            41,292
        Net increase / (decrease) in short-term borrowings                              (32,751)           (11,509)
        Proceeds from issuance of long-term debt                                         25,000             40,000
        Repayment of long-term debt                                                      (5,845)            (2,832)
        Proceeds from issuance of common stock                                                6              4,938
        Cash paid for fractional shares of pooled entity                                     (3)                  --
        Dividends paid                                                                   (4,067)            (3,812)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                    (31,963)            68,077
-------------------------------------------------------------------------------------------------------------------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (13,600)             4,032
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                  210,091            192,170
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                  $196,491           $196,202
===================================================================================================================

Cash and cash equivalents:
        Cash and due from banks                                                        $108,859            $92,606
        Short-term investments                                                           87,632            103,596
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                  $196,491           $196,202
===================================================================================================================

        Interest paid on deposits, short-term borrowings, and long-term debt was $30,505 in 1997, and $25,474 in 1996. Income taxes paid were $318 in 1997, and
$267 in 1996. Amounts transferred to other real estate owned were $809 in 1997, and $1,441 in 1996.
        On February 1, 1996, Susquehanna acquired Fairfax Finanacial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                             UNREALIZED
Three Month Periods Ended March 31                       COMMON                 RETAINED   GAIN/(LOSS) ON   TREASURY      TOTAL
(In thousands, except per share)                          STOCK     SURPLUS     EARNINGS      SECURITIES       STOCK     EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996                               $28,910     $79,809     $182,434         $3,077       ($323)   $293,907
    Net income                                                                     8,671                                  8,671
    Stock issued in public offering                         390       4,546                                               4,936
    Common stock issued under
       employee benefit plans                                             2                                                   2
    Change in unrealized gain/loss on securities                                                 (2,596)                 (2,596)
    Cash dividends paid:
       Per common share of $0.29                                                  (3,812)                                (3,812)
--------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1996                                $29,300     $84,357     $187,293           $481       ($323)   $301,108
--------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1997                               $29,331     $85,165     $198,058         $1,057       ($155)   $313,456
    Net income                                                                     9,456                                  9,456
    Common stock issued under
       employee benefit plans                                             6                                                   6
    Change in unrealized gain/loss on securities                                                 (1,629)                 (1,629)
    Cash paid for fractional shares of pooled entity                     (3)                                                 (3)
    Cash dividends paid:
       Per common share of $0.30                                                  (4,067)                                (4,067)
--------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1997                                $29,331     $85,168     $203,447          ($572)      ($155)   $317,219
================================================================================================================================

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 1997 and 1996.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 43 through 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adoption of SFAS 128 on Susquehanna earnings per share data is immaterial. Susquehanna currently reports basic earnings per share on its Consolidated Statements of Income and diluted earnings per share would not be materially different from basic earnings per share.

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES
--------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
--------------------------------------------------------------------------------


                                                                            March 31, 1997                  December 31, 1996
                                                                     ----------------------------     ----------------------------
(In thousands)                                                       Amortized cost    Fair value     Amortized cost    Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                         $163,029      $162,553           $171,898      $172,241
   U.S. Government agencies                                               125,524       124,592            128,513       128,243
   State & municipal                                                        9,628         9,695              9,505         9,680
   Mortgage-backed                                                        103,473       102,101            114,214       113,484
   Corporates                                                              82,294        82,554             86,398        87,130
   Equities                                                                20,131        21,653             20,576        21,970
------------------------------------------------------------------------------------------------------------------------------------
                                                                          504,079       503,148            531,104       532,748
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury                                                           $1,500        $1,500             $1,493        $1,493
   U.S. Government agencies                                                 2,045         1,979              2,487         2,439
   State & municipal                                                       97,186        97,627            104,815       105,788
   Mortgage-backed                                                         15,879        15,886             17,037        17,110
   Corporates                                                                 150           150                190           190
------------------------------------------------------------------------------------------------------------------------------------
                                                                          116,760       117,142            126,022       127,020
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                              $620,839      $620,290           $657,126      $659,768
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 1997 and
December 31, 1996, were as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                         March 31,                     December 31,
(In thousands)                                                               1997                            1996
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                  $256,438                         $249,886
Real estate - construction                                                228,400                          226,920
Real estate - mortgage                                                  1,571,564                        1,539,898
Consumer                                                                  260,716                          278,527
Leases                                                                     58,728                           54,545
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                         $2,375,846                       $2,349,776
====================================================================================================================================

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of March 31, 1997 and
December 31, 1996, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                         March 31,                     December 31,
(Dollars in thousands)                                                       1997                            1996
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                  $11,894                          $10,401
Impaired loans with a reserve                                               1,342                            3,961
------------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                              $13,236                          $14,362
====================================================================================================================================

Reserve for impaired loans                                                   $233                             $601
====================================================================================================================================

An analysis of impaired loans for the three months periods ended
March 31, 1997 and 1996 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                             1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                         $14,457                          $14,515
Interest income on impaired loans (cash-basis)                                431                              375

SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 1997 and
December 31, 1996, were as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                         March 31,                     December 31,
(In thousands)                                                               1997                            1996
------------------------------------------------------------------------------------------------------------------------------------
        Securities sold under repurchase agreements                       $50,422                          $58,516
        Treasury tax and loan notes                                         7,477                            5,634
        Federal funds purchased                                              --                             11,500
        Federal Home Loan Bank borrowings                                  10,000                           25,000
------------------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                       $67,899                         $100,650
====================================================================================================================================


Susquehanna Bancshares, Inc. and Subsidiaries
LONG-TERM DEBT
-------------------------------------------------------------------------------
Long-term debt at March 31, 1997 and December 31, 1996, was as follows:
-------------------------------------------------------------------------------

                                                                                          March 31,             December 31,
(In thousands)                                                                                1997                     1996
-----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
        Term note due July, 1998                                                            $5,000                   $5,000
        Installment note due June, 1999                                                         41                       45
        FHLB advances in varying maturities through December, 2003                          48,956                   29,795
        Term loan note due September, 2014                                                     526                      528
Parent:
        Senior notes due February, 2003                                                     35,000                   35,000
        Subordinated notes due February, 2005                                               50,000                   50,000
-----------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt                                                              $139,523                 $120,368
===================================================================================================================================

COMPLETED AND PENDING ACQUISITIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------

      On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date. Susquehanna issued one share of common stock to the shareholders of AI for each of the 771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI for all periods presented.

      Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million in deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock to the shareholders of FBC based on an exchange ratio of 2.281 shares of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

        Previously reported information has been restated as follows:

                                                                     Three Months Ended March 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Susquehanna              AI                     FBC          Susquehanna
                                                   As reported          As reported            As reported       Restated
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $30,603               $1,748                   $927          $33,278
Provision for loan and lease losses                      1,031                    0                     15            1,046
Other income                                             4,989                  184                     63            5,236
Other expense                                           22,699                1,481                    555           24,735
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                     11,862                  451                    420           12,733
Taxes                                                    3,842                  124                     96            4,062
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                              $8,020                 $327                   $324           $8,671
===================================================================================================================================

Earnings per share                                       $0.61                $0.42                  $0.47            $0.59
Average shares outstanding                              13,142                  772                    692           14,606

      On February 11, 1997, Founders' Bank, Bryn Mawr, PA, ("Founders"), announced it has signed a definitive agreement in which Founders would become wholly-owned by Susquehanna. Under the terms of the agreement, Susquehanna will issue its common shares in exchange for all of Founders outstanding shares at a multiple that approximates the market value of Susquehanna common stock to two times the Founders book value at September 30, 1996, ($7,484), as long as Susquehanna's common stock market price remains between $34 and $40 per share. At December 31, 1996, Founders reported total assets of $103 million. Results of operations for Founders were not significant to Susquehanna's consolidated financial statements, and accordingly, pro forma condensed results of operations have not been presented.

SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

      In May, 1997, Susquehanna combined its three savings banks (Atlantic Federal Savings Bank, Reisterstown Federal Savings Bank, and Fairfax Savings, a
FSB) into one savings bank named Susquehanna Bank. As a result of this combination, there was a reduction in the work force of Susquehanna Bank with related severance packages. Consequently, Susquehanna recorded pre-tax severance expense of $1,325,000 in the second quarter of 1997 related to these reductions. The annual pre-tax cost savings related to these reductions approximates $1,335,000.

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

                            Significant Transactions
                            ------------------------

          Several significant transactions occurred which affect the comparability of Susquehanna's financial performance for the first quarter of 1997 versus the first quarter of 1996. These transactions are described in the following paragraphs.

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

          On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey Bank holding company with $210 million in assets, $140 million in loans, $186 million in deposits and $11 million in equity at the acquisition date. Susquehanna issued one share of common stock to the shareholders of AI for each of the

771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI for all periods presented.

          Also, on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets, $44 million in loans, $77 million in deposits and $10 million in equity at the acquisition date. Susquehanna issued 692,398 shares of common stock to the shareholders of FBC based on an exchange ratio of 2.281 shares of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

                                Earnings Summary
                                ----------------

          Susquehanna's net income for the first quarter of 1997 was $9,456,000, a 9% increase over the net income of $8,671,000 reported in the first quarter of 1996 restated for the New Jersey acquisitions which closed in February 1997 and
were accounted for as poolings-of-interests.   Contributing to this strong
earnings performance was a $2,041,000 or 6% increase in net interest income resulting from a growth in average earning assets of 5%.

          Earnings per share ("EPS") increased 10% from $.59 per share for the first quarter of 1996 to $.65 per share for the first quarter of 1997. ROA and ROE increased from 1.12% and 11.66%, respectively, in the first quarter of 1996 to 1.17% and 12.17%, respectively, in the first quarter of 1997. For the first quarter of 1997, tangible EPS, ROA and ROE were $.70, 1.28%, and 14.87%, respectively.

          Total assets at March 31, 1997 of $3.3 billion were unchanged from March 31, 1996 levels. Loans totaled $2.4 billion compared to $2.3 billion and deposits were $2.7 billion down slightly from March 31, 1996 levels. Equity capital was $317 million at March 31, 1997, or $21.66 per share compared to $301 million, or $20.61 per share at March 31, 1996.

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

          Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 87% and 86% for the quarters ended March 31, 1997 and 1996, respectively.

          Net interest income increased $2.0 million from $33.3 million in the first quarter to 1996 to $35.3 million in the first quarter of 1997. This increase was due to a 5% increase in average earning assets as noted in Table 2 and a 7 basis point increase in net interest margin from 4.73% in 1996 to 4.80% in 1997. The increase in average earning assets was due to an 11% increase in
loans and leases offset by a 9% decrease in investments.    The increase in net
interest margin was due primarily to a reduction in time deposit cost of funds from 5.62% in 1996 to 5.40% in 1997 as Susquehanna has been lowering time deposit rates at its savings banks.

                                  Other Income
                                  ------------

          Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 13% and 14% for the periods ended March 31, 1997 and 1996, respectively.

          Non-interest income increased $0.1 million or 2% from $5.2 million in the first quarter of 1996 to $5.3 million in the first quarter of 1997. This increase resulted primarily from an increase in service charges and trust fees offset by a decline in mortgage gains, other income and security gains.

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

          Non-interest expense increased $1.1 million or 4% from $24.7 million in the first quarter of 1996 to $25.8 million in the first quarter of 1997. This increase resulted primarily from an increase in salaries and employee benefits.

                                  Income Taxes
                                  ------------
          Susquehanna's effective tax rate decreased from 31.90% in the first quarter of 1996 to 30.72% in the first quarter of 1997 due primarily to higher tax-exempt income.
                                  Risk Assets
                                  -----------

          Table 3 shows a slight increase in nonperforming assets from $33.6 million at December 31, 1996 to $33.8 million at March 31, 1997, while nonperforming assets to period-end loans and OREO declined from 1.43% at December 31, 1996 to 1.42% at March 31, 1997. Loan loss reserve to non-performing loans at March 31, 1997 was 118% compared with 130% at December 31, 1996.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

          As illustrated in Table 4, the provision increased by $0.2 million from the first quarter of 1996 to the first quarter of 1997 as net charge-offs increased by $0.9 million for the same periods. The allowance at March 31, 1997 was 1.42% of period-end loans and leases compared to 1.50% at March 31, 1996.

                               Capital Resources
                               -----------------

          Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 1997 was 11.94%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 1997 was 15.33%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 1997 was 8.64%.

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

          However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $111 million or 17.9% of the investment portfolio at March 31, 1997. Short-term investments totaling $88 million at March 31, 1997 represent additional sources of liquidity.

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

          Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at March 31, 1997. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

------------------------------------------------------------------------------------------------------------------------------------
                                                       For the Three Month Period Ended        For the Three Month Period Ended
                                                                    March 31, 1997                          March 31, 1996
-------------------------------------------------------------------------------------------  ---------------------------------------
                                                   Average                                   Average
                                                   Balance      Interest      Rate (%)       Balance       Interest   Rate (%)
====================================================================================================================================
Assets
------
Short - term investments                             $72,419         $977        5.47          $88,250         $1,182        5.39
Investment securities:
      Taxable                                        532,997        8,270        6.29          585,002          9,042        6.22
      Tax - advantaged                               109,812        1,908        7.05          124,967          2,184        7.03
                                               -------------  -----------     -------    -------------    -----------    --------

   Total investment securities                       642,809       10,178        6.42          709,969         11,226        6.36
                                               -------------  -----------     -------    -------------    -----------    --------
Loans and leases, (net):
      Taxable                                      2,311,648       52,107        9.14        2,083,380         48,061        9.28
      Tax - advantaged                                45,772        1,069        9.47           46,306          1,153       10.01
                                               -------------  -----------     -------    -------------    -----------    --------
   Total loans and leases                          2,357,420       53,176        9.15        2,129,686         49,214        9.29
                                               -------------  -----------     -------    -------------    -----------    --------
Total interest - earning assets                    3,072,648      $64,331        8.49        2,927,905        $61,622        8.46
                                                              ===========     =======                     ===========    ========
Allowance for loan and lease losses                  (33,789)                                  (32,322)
Other non - earning assets                           240,075                                   216,579
                                               -------------                             -------------

                    Total assets                  $3,278,934                                $3,112,162
                                               =============                             =============
Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                     $747,912       $5,693        3.09         $657,387         $4,635        2.84
      Savings                                        434,701        2,697        2.52          435,209          2,674        2.47
      Time                                         1,221,553       16,268        5.40        1,213,650         16,957        5.62
Short - term borrowings                               66,778          836        5.08           54,720            677        4.98
Long - term debt                                     140,000        2,479        7.18          107,586          2,236        8.36
                                               -------------  -----------     -------    -------------    -----------    --------
Total interest - bearing liabilities               2,610,944      $27,973        4.35        2,468,552        $27,179        4.43
                                                              ===========     =======                     ===========    ========
Demand deposits                                      310,999                                   294,184
Other liabilities                                     41,814                                    50,205
                                              --------------                             -------------

                 Total liabilities                $2,963,757                                $2,812,941
                                              --------------                             -------------

Stockholders' equity                                 315,177                                   299,221
                                              --------------                             -------------

Total liabilities & stockholders' equity          $3,278,934                                $3,112,162
                                              ==============                             =============

Net interest income / yield on
      average earning assets                                      $36,358        4.80                         $34,443        4.73
                                                              ===========     =======                     ===========    ========

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

Susquehanna Bancshares, Inc. and subsidiaries

TABLE 2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES


                                                      Three months ended                         Three months ended
                                                   March 31, 1997 compared                    March 31, 1997 compared
                                                       to March 31, 1996                        to December 31, 1996

(In thousands)                              Average Volumes        Income / Expense      Average Volumes     Income / Expense
-------------------------------------------------------------------------------------------------------------------------------

ASSETS:                                     $          %          $          %           $          %         $        %
------------------------------------------------------------------------------------------------------------------------------

Loans and Leases                          227,734      10.7       3,992         8.2     14,877      0.6      (1,235)    (2.3)
Investments                               (67,160)     (9.5)       (952)       (9.1)   (25,789)    (3.9)       (443)    (4.4)
Short-term investments                    (15,831)    (17.9)       (205)      (17.3)     9,385     14.9          89     10.0
------------------------------------------------------------------------------------------------------------------------------
      Total                               144,743       4.9       2,835         4.7     (1,527)    (0.0)     (1,589)    (2.4)
                                        ====================   ---------------------   =================   -------------------

LIABILITIES:
Interest-bearing demand                    90,525      13.8       1,058        22.8      5,851      0.8          53      0.9
Savings                                      (508)     (0.1)         23         0.9      1,615      0.4           8      0.3
Time                                        7,903       0.7        (689)       (4.1)   (23,403)    (1.9)       (713)    (4.2)
Short-term borrowings                      12,058      22.0         159        23.5     (3,756)    (5.3)       (138)   (14.2)
Long-term debt                             32,414      30.1         243        10.9     16,016     12.9         249     11.2
------------------------------------------------------------------------------------------------------------------------------
      Total                               142,392       5.8         794         2.9     (3,677)    (0.1)       (541)    (1.9)
                                        ====================   ---------------------   =================   -------------------

Net interest income                                               2,041         6.1                          (1,048)    (2.9)
Provision for loan and lease losses                                 160        15.3                              16      1.3
------------------------------------------------------------------------------------------------------------------------------

Net interest income after
   provision for loan and lease losses                            1,881         5.8                          (1,064)    (3.0)
Investment security gains/(losses)                                 (150)      (98.0)                             63    105.0
Other operating income                                              244         4.8                            (263)    (4.7)
------------------------------------------------------------------------------------------------------------------------------

Income before operating expenses                                  1,975         5.3                          (1,264)    (3.1)
------------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits                                    1,019         7.7                            (389)    (2.7)
Net occupancy & equipment                                           165         5.1                              48      1.4
Other operating expenses                                           (125)       (1.5)                         (1,939)   (19.1)
------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                          1,059         4.3                          (2,280)    (8.1)
------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                          916         7.2                           1,016      8.0
Provision for income taxes                                          131         3.2                            (316)    (7.0)
------------------------------------------------------------------------------------------------------------------------------

Net income                                                          785         9.1                           1,332     16.4
==============================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 3- RISK ASSETS
--------------------------------------------------------------------------------------------------------------------------

                                                                           March 31,        December 31,        March 31,
(Dollars in thousands)                                                       1997              1996               1996
--------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                          $22,049             $19,574          $25,299
        Restructured accrual loans                                             6,349               6,429            6,645
        Other real estate owned                                                5,408               7,620            6,835
--------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                   $33,806             $33,623          $38,779
==========================================================================================================================

As a percent of period-end loans and leases and
        other real estate owned                                                 1.42%               1.43%            1.70%
Loans and leases contractually
   past due 90 days and still accruing                                       $ 9,469             $ 8,962          $ 8,438


TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended March 31,
(Dollars in thousands)                                                                             1997           1996
--------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                                    $33,800          $29,277
        Allowance acquired in business combination                                                    --            4,229
        Additions charged to operating expenses                                                    1,206            1,046
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  35,006           34,552
--------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                                               (1,742)            (807)
        Recoveries                                                                                   360              309
--------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                                                     (1,382)            (498)
--------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                                             $33,624          $34,054
==========================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)                                0.24%            0.09%
Allowance as a percent of period-end loans and leases                                               1.42%            1.50%

Average loans and leases                                                                      $2,357,420       $2,129,686
Period-end loans and leases                                                                    2,375,846        2,271,412

Susquehanna Bancshares, Inc. and subsidiaries


TABLE 5 ---  Interest Rate Sensitivity

-----------------------------------------------------------------------------------------------------------------------------

At March 31, 1997                                          1 - 90      90 - 180      180 - 365        1 year
(In thousands)                                             days         days           days          or more        TOTAL
-----------------------------------------------------------------------------------------------------------------------------

ASSETS:
Short-term investments                                     $87,632                                                   $87,632
Investment securities                                       73,646       39,720         80,018        426,524        619,908
Loans and leases, net of unearned income *                 701,925       97,551        368,910      1,185,411      2,353,797
                                                      -----------------------------------------------------------------------

        Total                                             $863,203     $137,271       $448,928     $1,611,935     $3,061,337
                                                      =======================================================================

LIABILITIES:
Interest-bearing demand                                   $750,673                                                  $750,673
Savings                                                    435,227                                                   435,227
Time                                                       204,852      196,961        270,116        411,286      1,083,215
Time in denominations of $100 or more                       49,915       18,410         35,828         41,066        145,219
Short-term borrowings                                       67,899                                                    67,899
Long-term debt                                              29,004           82          6,287        104,150        139,523
                                                      -----------------------------------------------------------------------

        Total                                           $1,537,570     $215,453       $312,231       $556,502     $2,621,756
                                                      =======================================================================

INTEREST SENSITIVITY GAP:
        Periodic                                         ($674,367)    ($78,182)      $136,697     $1,055,433       $439,581
        Cumulative                                                     (752,549)      (615,852)       439,581

Cumulative gap as a percentage of
        earning assets                                     -22.0%      -24.6%          -20.1%          14.4%

* Does not include nonaccruing loans and leases.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          On March 14, 1997, Registrant filed a Report on Form 8-K, under Item 5, which discussed completion of the acquisitions of Farmers Banc Corp and ATCORP, Inc. by the Registrant.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUSQUEHANNA BANCSHARES, INC.



May 13, 1997                    /s/ Robert S. Bolinger
                                ___________________________________
                                Robert S. Bolinger
                                President and Chief Executive Officer



May 13, 1997                    /s/ Drew K. Hostetter
                                ____________________________________
                                Drew K. Hostetter
                                Treasurer, and Principal Financial
                                Officer