Form 10-Q
period 1997-06-30
SUSQUEHANNA BANCSHARES INC
filed 1997-08-12
CIK 700863

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

As of June 30, 1997 the Registrant had 14,651,771 shares of common stock outstanding.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX


                                                                      SEQUENTIAL
                                                                      PAGE
                                                                      REFERENCE


PART I.   FINANCIAL INFORMATION......................................     3

Item 1.   FINANCIAL STATEMENTS.......................................     3

     Consolidated Balance Sheets -
     as of June 30, 1997 and 1996,
     and December 31, 1996...........................................     3

     Consolidated Statements of Income -
     for the  three months ended and six months ended
     June 30,  1997 and 1996.........................................     4

     Consolidated Statements of Cash Flow -
     for the six month periods
     ended June 30, 1997 and 1996....................................     5

     Notes to Consolidated Financial Statements......................    6-8


Item 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF THE RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION....................................   9-21

PART II   OTHER INFORMATION..........................................    22

Item 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS........................................  22-23

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................    23

          SIGNATURES.................................................    24

PART I. FINANCIAL INFORMATION
       Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            June 30      December 31        June 30
ASSETS                                                                              1997           1996             1996
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $97,310        $106,840         $101,484
Short-term investments                                                             60,764         103,125           80,087
Investment securities available for sale                                          528,350         532,748          564,389
Investment securities held to maturity                                             98,321         126,022          146,920
          (Fair values $99,057; $127,020 and $146,904)
Loans and leases, net of unearned income                                        2,414,730       2,349,776        2,286,261
Less: Allowance for loan and lease losses                                          33,799          33,800           33,836
                                                                               ----------      ----------       ----------
       Net loans and leases                                                     2,380,931       2,315,976        2,252,425
                                                                               ----------      ----------       ----------
Premises and equipment (net)                                                       44,220          43,931           41,585
Accrued income receivable                                                          20,921          21,824           24,538
Other assets                                                                      104,729          84,651           89,025
                                                                               ----------      ----------       ----------
       Total assets                                                            $3,335,546      $3,335,117       $3,300,453
                                                                               ==========      ==========       ==========

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

Deposits:
       Demand                                                                    $343,127        $337,651         $328,146
       Interest-bearing demand                                                    739,532         757,103          734,303
       Savings                                                                    440,989         432,253          447,137
       Time                                                                     1,066,561       1,089,189        1,155,870
       Time of $100 or more                                                       143,137         137,922          111,775
                                                                               ----------      ----------       ----------
            Total deposits                                                      2,733,346       2,754,118        2,777,231
                                                                               ----------      ----------       ----------
Short-term borrowings                                                             104,832         100,650           53,584
Long-term debt                                                                    130,278         120,368          126,658
Accrued interest, taxes, and expenses payable                                      30,692          29,836           26,552
Other liabilities                                                                  17,097          16,849           12,896
                                                                               ----------      ----------       ----------
            Total liabilities                                                   3,016,245       3,021,821        2,996,921

Stockholders' equity:
       Common stock
            Authorized: 32,000,000 shares ($2.00 par value)
            Issued:   22,008,111; 14,665,471; and 14,657,332, respectively         44,016          29,331           29,314
       Surplus                                                                     70,684          85,165           84,985
       Retained earnings                                                          203,151         197,765          192,070
       Unrealized gains and losses for available-for-sale
          securities, net of taxes                                                  1,605           1,190           (2,682)
       Less: Treasury stock, (30,454; 20,303 and 20,303 common shares
            at cost, respectively)                                                    155             155              155
                                                                               ----------      ----------       ----------
            Total stockholders' equity                                            319,301         313,296          303,532
                                                                               ----------      ----------       ----------
Total liabilities and stockholders' equity                                     $3,335,546      $3,335,117       $3,300,453
                                                                               ==========      ==========       ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


-----------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                      1997            1996         1997             1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                 $54,670         $51,931      $107,472         $100,741
Interest on investment securities: Taxable                              8,184           8,851        16,454           17,893
                                    Tax-exempt                          1,224           1,402         2,467            2,825
Interest on short-term investments                                        975           1,134         1,952            2,316
-----------------------------------------------------------------------------------------------------------------------------
       Total interest income                                           65,053          63,318       128,345          123,775
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
       Interest-bearing demand                                          5,797           5,239        11,490            9,874
       Savings                                                          2,717           2,753         5,414            5,427
       Time                                                            16,583          17,616        32,851           34,573
Interest on short-term borrowings                                       1,027             767         1,863            1,444
Interest on long-term debt                                              2,431           2,368         4,910            4,604
-----------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                          28,555          28,743        56,528           55,922
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                    36,498          34,575        71,817           67,853
Provision for loan and lease losses                                     1,220           1,406         2,426            2,452
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses          35,278          33,169        69,391           65,401
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                     1,548           1,531         3,116            2,930
Other service charges, commissions, fees                                  871             527         1,460              992
Income from fiduciary-related activities                                  852             832         1,710            1,613
Gain on sale of mortgages                                                 761           1,489         1,243            1,857
Other operating income                                                  1,498           1,527         3,328            3,597
Investment security gains/(losses)                                         45              44            48              197
-----------------------------------------------------------------------------------------------------------------------------

       Total other income                                               5,575           5,950        10,905           11,186
-----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                         15,433          13,624        29,604           26,776
Net occupancy expense                                                   1,895           1,881         3,889            3,884
Furniture and equipment expense                                         1,513           1,367         2,949            2,629
FDIC insurance premiums                                                   191             525           372              955
Other operating expenses                                                8,588           8,651        16,600           16,539
-----------------------------------------------------------------------------------------------------------------------------

       Total other expenses                                            27,620          26,048        53,414           50,783
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                             13,233          13,071        26,882           25,804
Provision for income taxes                                              4,228           4,255         8,421            8,317
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                             $9,005          $8,816       $18,461          $17,487
=============================================================================================================================

Per share information:
       Net income                                                       $0.41           $0.40         $0.84            $0.80
       Cash dividends                                                   $0.20           $0.19         $0.40            $0.39
Average shares outstanding                                             21,968          21,931        21,968           21,920
-----------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six months period ended June 30                                                      1997                 1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income                                                                 $18,461              $17,487
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation, amortization and accretion                                5,153                5,981
            Provision for loan and lease losses                                     2,426                2,452
            Gain on securities transactions                                           (48)                (197)
            Gain on sale of loans                                                  (1,243)              (2,024)
            Gain on sale of other real estate owned                                   (98)                  24
            Mortgage loans originated for resale                                  (32,283)            (114,745)
            Sale of mortgage loans originated for resale                           31,655              112,915
            Decrease/(increase) in accrued interest receivable                        903               (2,935)
            (Decrease)/increase in accrued interest payable                          (192)                 636
            Increase/(decrease) in accrued expenses and taxes payable               1,048               (2,739)
            Other, net                                                                911               (5,925)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          26,693               10,930
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
       Proceeds from the sale of available-for-sale securities                     30,094               28,153
       Proceeds from the maturity of investment securities                        111,367               72,066
       Purchase of available-for-sale securities                                 (108,667)             (86,910)
       Purchase of held-to-maturity securities                                     (1,373)             (16,818)
       Net increase in loans and leases                                           (67,695)             (39,123)
       Capital expenditures                                                        (2,374)              (2,793)
       Purchase of Bank-Owned Life Insurance                                      (25,000)                 ---
       Net cash (paid)/received in acquisition                                        ---              (31,298)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                            (63,648)             (76,723)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
       Net (decrease)/increase in deposits                                        (20,772)              45,726
       Net increase/(decrease) in short-term borrowings                             4,182              (15,848)
       Proceeds from issuance of long-term debt                                    25,000               35,000
       Repayment of long-term debt                                                (15,090)              (7,076)
       Proceeds from issuance of common stock                                         208                5,748
       Cash paid for fractional shares of pooled entity                                (3)                 ---
       Dividends paid                                                              (8,461)              (7,856)
---------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                              (14,936)              55,694
---------------------------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              (51,891)             (10,099)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                            209,965              191,670
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                             $158,074             $181,571
===============================================================================================================

Cash and cash equivalents:
       Cash and due from banks                                                    $97,310             $101,484
       Short-term investments                                                      60,764               80,087
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                             $158,074             $181,571
===============================================================================================================

       Interest paid on deposits, short-term borrowings, and long-term debt was $56,720 in 1997, and $55,285 in 1996. Income taxes paid were $6,947 in 1997, and
$7,395 in 1996. Amounts transferred to other real estate owned were $2,185 in 1997, and $3,401 in 1996. At June 30, 1997, dividends declared but not paid amounted to $4,615.

       On February 1, 1996, Susquehanna acquired Fairfax Financial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.

       The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                              UNREALIZED
Six Month Periods Ended June 30                           COMMON                RETAINED  GAIN/(LOSS) ON    TREASURY       TOTAL
(In thousands, except per share)                           STOCK     SURPLUS    EARNINGS      SECURITIES       STOCK      EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996                                $28,910     $79,809    $182,434          $3,077       ($323)   $293,907
       Net income                                                                 17,487                                  17,487
       Stock issued in public offering                       390       4,546                                               4,936
       Common stock issued under
         employee benefit plans                               14         630                                     168         812
       Change in unrealized gain/loss on securities                                               (5,759)                 (5,759)
       Cash dividends declared:
         Per common share of $0.387                                               (7,851)                                 (7,851)
---------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996                                  $29,314     $84,985    $192,070         ($2,682)      ($155)   $303,532
---------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1997                                $29,331     $85,165    $197,765          $1,190       ($155)   $313,296
       Net income                                                                 18,461                                  18,461
       Common stock issued under
         employee benefit plans                               13         195                                                 208
       Effect of three-for-two stock split                14,672     (14,672)                                                 --
       Change in unrealized gain/loss on securities                                                  415                     415
       Cash paid for fractional shares of pooled entity                   (4)                                                 (4)
       Cash dividends declared:
         Per common share of $0.61                                               (13,075)                                (13,075)
---------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                                  $44,016     $70,684    $203,151          $1,605       ($155)   $319,301
=================================================================================================================================

ACCOUNTING POLICIES
     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 1997 and 1996.
     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 43 through 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No.15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.
     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adoption of SFAS 128 on Susquehanna earnings per share data is immaterial. Susquehanna currently reports basic earnings per share on its Consolidated Statements of Income and diluted earnings per share would not be materially different from basic earnings per share.
     On May 30, 1997 Susquehanna declared a three-for-two stock split to be paid as a stock dividend to shareholders of record June 10, 1997. Per share information has been adjusted to reflect the stock split.

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES

-----------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                              June 30, 1997                          December 31, 1996
                                                       -----------------------------  --------------------------------
(In thousands)                                            Amortized cost  Fair value     Amortized cost     Fair value
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                              $154,068     $154,281          $171,898        $172,241
   U.S. Government agencies                                    159,481      159,800           128,312         128,243
   State & municipal                                            22,546       22,984             9,505           9,680
   Mortgage-backed                                              89,749       88,791           114,211         113,484
   Corporates                                                   78,858       79,343            86,398          87,130
   Equities                                                     21,210       23,151            20,576          21,970
-----------------------------------------------------------------------------------------------------------------------------
                                                               525,912      528,350           530,900         532,748
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury                                                $1,499       $1,499            $1,493          $1,493
   U.S. Government agencies                                      1,000        1,000             2,487           2,439
   State & municipal                                            88,766       89,509           104,815         105,788
   Mortgage-backed                                               7,006        6,999            17,037          17,110
   Corporates                                                       50           50               190             190
-----------------------------------------------------------------------------------------------------------------------------
                                                                98,321       99,057           126,022         127,020
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                   $624,233     $627,407          $656,922        $659,768
=============================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 1997 and December 31, 1996, were as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                              June 30,                     December 31,
(In thousands)                                                    1997                         1996
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                       $259,360                       $249,886
Real estate - construction                                     219,050                        226,920
Real estate - mortgage                                       1,594,398                      1,539,898
Consumer                                                       280,030                        278,527
Leases                                                          61,892                         54,545
-----------------------------------------------------------------------------------------------------------------------------
       Total loans and leases                               $2,414,730                     $2,349,776
=============================================================================================================================

IMPAIRED LOANS
-----------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of June 30, 1997 and December 31, 1996, is presented as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                          June 30,                     December 31,
(Dollars in thousands)                                      1997                           1996
-----------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                 $12,314                        $10,401
Impaired loans with a reserve                              1,452                          3,961
-----------------------------------------------------------------------------------------------------------------------------
       Total impaired loans                              $13,766                        $14,362
=============================================================================================================================

Reserve for impaired loans                                  $244                           $601
=============================================================================================================================

An analysis of impaired loans for the three and six months periods ended June 30, 1997 and 1996 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30         Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------
                                                        1997            1996          1997               1996
------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                     $14,640         $16,099       $13,962            $15,335
Interest income on impaired loans (cash-basis)            149              37           580                412

SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 1997 and December 31, 1996, were as follows:
------------------------------------------------------------------------------------------------------------------------------
                                                         June 30,                     December 31,
(In thousands)                                               1997                          1996
------------------------------------------------------------------------------------------------------------------------------
       Securities sold under repurchase agreements        $62,676                       $58,516
       Treasury tax and loan notes                         10,156                         5,634
       Federal funds purchased                              2,000                        11,500
       Federal Home Loan Bank borrowings                   30,000                        25,000
------------------------------------------------------------------------------------------------------------------------------
       Total short-term borrowings                       $104,832                      $100,650
==============================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
LONG-TERM DEBT
--------------------------------------------------------------------------------
Long-term debt at June 30, 1997 and December 31, 1996, was as follows:
--------------------------------------------------------------------------------

                                                                            June 30,          December 31,
(In thousands)                                                                  1997               1996
-----------------------------------------------------------------------------------------------------------------
Subsidiaries:
       Term note due July, 1998                                               $5,000             $5,000
       Installment note due June, 1999                                            37                 45
       FHLB advances in varying maturities through December, 2003             39,717             29,795
       Term loan note due September, 2014                                        524                528
Parent:
       Senior notes due February, 2003                                        35,000             35,000
       Subordinated notes due February, 2005                                  50,000             50,000
-----------------------------------------------------------------------------------------------------------------
       Total long-term debt                                                 $130,278           $120,368
=================================================================================================================

COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------

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

                                                                        Three Months Ended June 30, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                     Susquehanna             AI                    FBC             Susquehanna
                                                     As reported         As restated           As reported          Restated
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $32,148              $1,496                  $931            $34,575
Provision for loan and lease losses                        1,348                  43                    15              1,406
Other income                                               5,722                 130                    98              5,950
Other expense                                             24,030               1,459                   559             26,048
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                       12,492                 124                   455             13,071
Taxes                                                      4,157                   2                    96              4,255
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                $8,335                $122                  $359             $8,816
==================================================================================================================================

Earnings per share                                         $0.42               $0.11                 $0.35              $0.40
Average shares outstanding                                19,736               1,158                 1,038             21,931

                                                                         Six Months Ended June 30, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                     Susquehanna             AI                    FBC               Susquehanna
                                                     As reported         As restated           As reported            Restated
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $62,751              $3,244                $1,858              $67,853
Provision for loan and lease losses                        2,379                  43                    30                2,452
Other income                                              10,711                 314                   161               11,186
Other expense                                             46,729               2,940                 1,114               50,783
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                       24,354                 575                   875               25,804
Taxes                                                      7,999                 126                   192                8,317
----------------------------------------------------------------------------------------------------------------------------------
Net income                                               $16,355                $449                  $683              $17,487
==================================================================================================================================

Earnings per share                                         $0.83               $0.39                 $0.66                $0.80
Average shares outstanding                                19,724               1,158                 1,038               21,920


Per share amounts have been adjusted to reflect the three-for-two stock split declared in May 1997.

       On July 30, 1997, Susquehanna completed its acquisition of Founders' Bank, Bryn Mawr, PA, ("Founders"). Under the terms of the agreement, Susquehanna issued .566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. Founders' has become a subsidiary of Susquehanna Bancshares East, Inc., a wholly-owned subsidiary of Susquehanna. At the time of the acquisition, Founders' reported total assets of approximately $100 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, pro forma condensed results of operations have not been presented.

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

                           Significant Transactions
                           ------------------------

       Several significant transactions occurred which affect the comparability of Susquehanna's financial performance for the first six months of 1997 versus the first six months of 1996 and for the second quarter of 1997 versus 1996. These transactions are described in the following paragraphs.

       On January 29, 1996, Susquehanna issued $35 million 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax and for general corporate purposes.

       On February 1, 1996, Susquehanna acquired all of the assets and assumed all the liabilities of Fairfax for $62.7 million. Accordingly, the transaction was recorded under the purchase method of accounting. Assets acquired were $455 million; loans acquired were $402 million; and deposits acquired were $396 million. The excess purchase price of $21.4 million is being amortized over 15 years.

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

       On May 1, 1997, Susquehanna combined its three savings banks (Atlantic Federal Savings Bank, Reisterstown Federal Savings Bank, and Fairfax Savings, a
FSB) into one savings bank named Susquehanna Bank. As a result of this combination, there was a reduction in the work force of Susquehanna Bank with related severance packages. Consequently, Susquehanna recorded pre-tax severance expense of $1,325,000 in the second quarter of 1997 related to these reductions. The annual pre-tax cost savings related to these reductions approximates $1,335,000.

                               Earnings Summary
                               ----------------

       Notwithstanding the severance charge, net income increased from $8,816,000 in the second quarter of 1996 to $9,005,000 in the second quarter of 1997. Earnings per share also increased for the same periods from $.40 per share to $.41 per share. Excluding the severance charge, net income for the second quarter of 1997 would have been $9,866,000, an increase of 12%, and earnings per share would have been $.45 per share, up 13% from the comparable quarter in 1996 due primarily to Susquehanna's strong net interest income and net interest margin.

       Net income for the six months ended June 30, 1997 was a record $18,461,000 or 6% above the results achieved in the same period of 1996 due primarily to Susquehanna's strong net interest income and net interest margin. Earnings per share for the same periods also increased from $.80 per share in 1996 to $.84 per share in 1997.

       Excluding the severance charge, return on assets (ROA) and return on equity (ROE) increased from 1.07% and 11.77% respectively, in the second quarter of 1996 to 1.20% and 12.36%, respectively, in the second quarter of 1997. Excluding the severance charge, for the second quarter of 1997, tangible EPS, ROA and ROE were $.48, 1.30%, and 15.07%, respectively. For the first six months, excluding the severance charge, ROA and ROE increased from 1.10% and 11.71%, respectively, in 1996 to 1.18% and 12.26%, respectively, in 1997.

       Total assets at June 30, 1997 of $3.3 billion were unchanged from June 30, 1996 levels. Loans totaled $2.4 billion compared to $2.3 billion and deposits were $2.7 billion down slightly from June 30, 1996 levels. Equity capital was $319 million at June 30, 1997, or $14.53 per share compared to $304 million, or $13.82 per share at June 30, 1996.

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

       Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 87% and 86% for the six months ended June 30, 1997 and 1996, respectively, and for the quarters ended June 30, 1997 and 1996 was 87% and 85%, respectively.

       Net interest income increased $3.9 million (6%) from $67.9 million in the first six months of 1996 to $71.8 million in the first six months of 1997. This increase was due to a 2% increase in average earning assets as noted in Table 2 and a fourteen basis point increase in net interest margin from 4.70% in 1996 to 4.84% in 1997. The increase in average earning assets was due to an 8% increase in loans and leases offset by an 11% decrease in investments. The increase in net interest margin was primarily due to an $80 million movement from investments to loans as increased loan demand is being funded by investment maturities and a reduction in time deposit cost of funds from 5.54% in 1996 to 5.43% in 1997 as Susquehanna has been lowering time deposit rates at its savings bank. For the quarters ended June 30, net interest income increased $1.9 million (6%) from $34.6 million in 1996 to $36.5 million in 1997. This increase was due to a twenty-two basis increase in net interest margin from 4.66% in 1996 to 4.88% in 1997 as a result of a $93 million movement from investments to loans as increased loan demand is being funded by investment maturities.

                                 Other Income
                                 ------------

       Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 13% and 14% for the six months ended June 30, 1997 and 1996, respectively, and for the quarters ended June 30, 1997 and 1996 was 13% and 15%, respectively.

       Non-interest income decreased $0.3 million (3%) from $11.2 million in the first six months of 1996 to $10.9 million in the first six months of 1997. This decrease is due primarily to a reduction in gain on sale of mortgages of $0.6 million. For the quarters ended June 30, non-interest income decreased $0.4 million (6%) from $6.0 million in 1996 to $5.6 million in 1997. This decrease is also due primarily to a reduction in gain on sale of mortgages of $0.6 million.

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

       Non-interest expense increased $2.6 million (5%) for the first six months of 1997 versus 1996 and for the quarters ended June 30, increased $1.6 million (6%) from 1996 to 1997. These variances were due to increases in salaries and employee benefits caused primarily by the one-time second quarter severance charge of $1.3 million.

                                 Income Taxes
                                 ------------

       Susquehanna's effective tax rate decreased from 32.23% in the first six months of 1996 to 31.33% in the first six months of 1997 due primarily to higher tax-exempt income.

                                  Risk Assets
                                  -----------

       Table 3 shows a decline (8%) in nonperforming assets from $33.6 million at December 31, 1996 to $31.0 million at June 30, 1997, while nonperforming assets to period-end loans and OREO also declined from 1.43% at December 31, 1996 to 1.28% at June 30, 1997. Loan loss reserve to non-performing loans at June 30, 1997 was 130% unchanged from December 31, 1996.


               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

       As illustrated in Table 4, the provision remained approximately the same from the first six months of 1996 to the first six months of 1997 as net charge-offs increased by $0.3 million for the same periods. The allowance at June 30, 1997 was 1.40% of period-end loans and leases compared to 1.48% at June 30, 1996.

                               Capital Resources
                               -----------------

       Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 1997 was 11.91% The minimum total capital (Tier II)
ratio is 8%; Susquehanna's ratio at June 30, 1997 was 15.29%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 1997 was 8.58%.



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

       However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $140.6 million or 22.4% of the investment portfolio at June 30, 1997. Short-term investments totaling $61 million at June 30, 1997 represent additional sources of liquidity.

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

       Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at June 30, 1997. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

------------------------------------------------------------------------------------------------------------------------------------
                                              For the Three Month Period Ended              For the Three Month Period Ended
                                                        June 30, 1997                                June 30, 1996
--------------------------------------------------------------------------------------  --------------------------------------------
                                               Average                                     Average
                                               Balance        Interest   Rate (%)          Balance       Interest        Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                        $71,088            $975      5.50           $87,840         $1,134           5.19
Investment securities:
      Taxable                                   523,362           8,184      6.27           597,494          8,851           5.96
      Tax - advantaged                          107,403           1,879      7.02           126,117          2,153           6.87
---------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                  630,765          10,063      6.40           723,611         11,004           6.12
---------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 2,340,145          53,967      9.25         2,225,746         51,183           9.25
      Tax - advantaged                           45,840           1,082      9.47            45,990          1,151          10.07
---------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     2,385,985          55,049      9.25         2,271,736         52,334           9.27
---------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               3,087,838         $66,087      8.58         3,083,187        $64,472           8.41
                                                              ====================                       =========================
Allowance for loan and lease losses             (33,699)                                    (34,270)
Other non - earning assets                      255,164                                     252,593
--------------------------------------------------------                                 -----------

                Total assets                 $3,309,303                                  $3,301,510
========================================================                                 ===========

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                $749,084          $5,797      3.10          $715,989         $5,239           2.94
      Savings                                   438,168           2,717      2.49           438,955          2,753           2.52
      Time                                    1,217,720          16,583      5.46         1,296,522         17,616           5.46
Short - term borrowings                          80,733           1,027      5.10            62,336            767           4.95
Long - term debt                                134,950           2,431      7.23           137,436          2,368           6.93
---------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities          2,620,655         $28,555      4.37         2,651,238        $28,743           4.36
                                                              ====================                       ========================
Demand deposits                                 322,444                                     313,944
Other liabilities                                46,013                                      35,101
--------------------------------------------------------                                 -----------

             Total liabilities               $2,989,112                                  $3,000,283
--------------------------------------------------------                                 -----------

Stockholders' equity                            320,191                                     301,227
--------------------------------------------------------                                 -----------

Total liabilities &stockholders' equity      $3,309,303                                  $3,301,510
========================================================                                 ===========

Net interest income / yield on
      average earning assets                                    $37,532      4.88                          $35,729           4.66
                                                              ====================                       =========================


----------------------------------------------------------------------------------------------------------------------------------
                                               For the Six Month Period Ended                For the Six Month Period Ended
                                                        June 30, 1997                                June 30, 1996
--------------------------------------------------------------------------------------  ------------------------------------------
                                               Average                                     Average
                                               Balance        Interest   Rate (%)          Balance       Interest        Rate (%)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                        $71,750         $1,952       5.49           $88,045         $2,316           5.29
Investment securities:
      Taxable                                   528,153         16,454       6.28           591,248         17,893           6.09
      Tax - advantaged                          108,601          3,787       7.03           125,542          4,337           6.95
----------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                  636,754         20,241       6.41           716,790         22,230           6.24
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 2,325,975        106,074       9.20         2,154,563         99,244           9.26
      Tax - advantaged                           45,806          2,151       9.47            46,148          2,304          10.04
----------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     2,371,781        108,225       9.20         2,200,711        101,548           9.28
----------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               3,080,285       $130,418       8.54         3,005,546       $126,094           8.44
                                                             =====================                       =========================
Allowance for loan and lease losses             (33,744)                                    (33,296)
Other non - earning assets                      247,661                                     234,586
-----------------------------------------------------------                              -----------

                Total assets                 $3,294,202                                  $3,206,836
===========================================================                              ===========

Liabilities & Equity
Deposits:
      Interest - bearing demand                $748,501        $11,490       3.10          $686,688         $9,874           2.89
      Savings                                   436,444          5,414       2.50           437,082          5,427           2.50
      Time                                    1,219,626         32,851       5.43         1,255,086         34,573           5.54
Short - term borrowings                          73,794          1,863       5.09            58,528          1,444           4.96
Long - term debt                                137,461          4,910       7.20           122,511          4,604           7.56
----------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities          2,615,826        $56,528       4.36         2,559,895        $55,922           4.39
                                                             =====================                        ========================
Demand deposits                                 316,753                                     304,064
Other liabilities                                43,925                                      42,653
-----------------------------------------------------------                              -----------

             Total liabilities               $2,976,504                                  $2,906,612
-----------------------------------------------------------                              -----------

Stockholders' equity                            317,698                                     300,224
-----------------------------------------------------------                              -----------

  Total liabilities &stockholders' equity    $3,294,202                                  $3,206,836
===========================================================                              ===========

Net interest income / yield on
      average earning assets                                   $73,890       4.84                          $70,172           4.70
                                                             =====================                        ========================


   For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE  2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES
--------------------------------------------------------------------------------

                                                    Three months ended                               Six months ended
                                                  June 30, 1997 compared                           June 30, 1997 compared
(In thousands)                                       to June 30, 1996                                 to June 30, 1996
--------------------------------------------------------------------------------------------    ------------------------------------

                                          Average Volumes         Income/Expense          Average Volumes       Income/Expense
                                       ---------------------    ------------------     --------------------   -------------------
                                            $          %            $         %            $           %          $          %
ASSETS:
Loans and leases, net                    114,249        5.0       2,739       5.3       171,070        7.8      6,731        6.7
Investments                              (92,846)     (12.8)       (845)     (8.2)      (80,036)     (11.2)    (1,797)      (8.7)
Money market investments                 (16,752)     (19.1)       (159)    (14.0)      (16,295)     (18.5)      (364)     (15.7)
                                       -------------------------------------------     ------------------------------------------

                 Total                     4,651        0.2       1,735       2.7        74,739        2.5      4,570        3.7
                                       =====================    ------------------     ====================   -------------------

LIABILITIES:
Interest-bearing demand                   33,095        4.6         558      10.7        61,813        9.0      1,616       16.4
Savings                                     (787)      (0.2)        (36)     (1.3)         (638)      (0.1)       (13)      (0.2)
Time                                     (78,802)      (6.1)     (1,033)     (5.9)      (35,460)      (2.8)    (1,722)      (5.0)
Short-term borrowings                     18,397       29.5         260      33.9        15,266       26.1        419       29.0
Long-term debt                            (2,486)      (1.8)         63       2.7        14,950       12.2        306        6.6
                                       -------------------------------------------     ------------------------------------------

                 Total                   (30,583)      (1.2)       (188)     (0.7)       55,931        2.2        606        1.1
                                       =====================    ------------------     ====================   -------------------

Net interest income                                               1,923       5.6                               3,964        5.8
Provision for loan and lease losses                                (186)    (13.2)                                (26)      (1.1)
                                                                ------------------                            -------------------
Net interest income after
   provision for loan and lease losses                            2,109       6.4                               3,990        6.1
Investment security gains/(losses)                                    1       2.3                                (149)     (75.6)
Other operating income                                             (376)     (6.4)                               (132)      (1.2)
                                                                ------------------                            -------------------
Income before operating expenses                                  1,734       4.4                               3,709        4.8

Salaries and employee benefits                                    1,809      13.3                               2,828       10.6
Net occupancy and equipment                                         160       4.9                                 325        5.0
Other operating expenses                                           (397)     (4.3)                               (522)      (3.0)
                                                                ------------------                            -------------------
Total operating expenses                                          1,572       6.0                               2,631        5.2
                                                                ------------------                            -------------------

Income before income taxes                                          162       1.2                               1,078        4.2
Provision for income taxes                                          (27)     (0.6)                                104        1.3
                                                                ------------------                            -------------------
Net income                                                          189       2.1                                 974        5.6
                                                                ==================                            ===================

                                                     Three months ended
                                                   June 30, 1997 compared
(In thousands)                                       to March 31, 1997
----------------------------------------------------------------------------------

                                          Average Volumes         Income/Expense
                                       ---------------------    ------------------
                                            $          %            $         %
ASSETS:
Loans and leases, net                    28,565        1.2       1,868        3.5
Investments                             (12,044)      (1.9)       (105)      (1.1)
Money market investments                 (1,331)      (1.8)         (2)      (0.2)
                                       -------------------------------------------

                 Total                   15,190        0.5       1,761        2.8
                                       =====================    ------------------

LIABILITIES:
Interest-bearing demand                   1,172        0.2         104        1.8
Savings                                   3,467        0.8          20        0.7
Time                                     (3,833)      (0.3)        315        1.9
Short-term borrowings                    13,955       20.9         191       22.8
Long-term debt                           (5,050)      (3.6)        (48)      (1.9)
                                       -------------------------------------------

                 Total                    9,711        0.4         582        2.1
                                       =====================    ------------------

Net interest income                                              1,179        3.3
Provision for loan and lease losses                                 14        1.2
                                                                ------------------
Net interest income after
   provision for loan and lease losses                           1,165        3.4
Investment security gains/(losses)                                  42    1,400.0
Other operating income                                             203        3.8
                                                                ------------------
Income before operating expenses                                 1,410        3.6

Salaries and employee benefits                                   1,262        8.9
Net occupancy and equipment                                        (22)      (0.6)
Other operating expenses                                           586        7.2
                                                                ------------------
Total operating expenses                                         1,826        7.1
                                                                ------------------

Income before income taxes                                        (416)      (3.0)
Provision for income taxes                                          35        0.8
                                                                ------------------
Net income                                                        (451)      (4.8)
                                                                ==================

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 3- RISK ASSETS
--------------------------------------------------------------------------------------------------------------------
                                                                    June 30,       December 31,       June 30,
(Dollars in thousands)                                                1997             1996             1996
--------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
       Nonaccrual loans and leases                                   $26,029            $19,574        $26,527
       Restructured accrual loans                                        ---              6,429          6,589
       Other real estate owned                                         4,978              7,620          6,227
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $31,007            $33,623        $39,343
====================================================================================================================

As a percent of period-end loans and leases and
  other real estate owned                                              1.28%              1.43%          1.72%
Loans and leases contractually
   past due 90 days and still accruing                                $7,173             $8,962         $8,026

TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended June 30,  Six Months Ended June 30,
(Dollars in thousands)                                                  1997               1996            1997       1996
-----------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                        $33,624            $34,054           $33,800    $29,277
       Allowance acquired in business combination                         --                 --                --      4,229
       Additions charged to operating expenses                         1,220              1,406             2,426      2,452
-----------------------------------------------------------------------------------------------------------------------------
                                                                      34,844             35,460            36,226     35,958
-----------------------------------------------------------------------------------------------------------------------------
       Charge-offs                                                    (1,287)            (2,101)           (3,029)    (2,908)
       Recoveries                                                        242                477               602        786
-----------------------------------------------------------------------------------------------------------------------------
            Net charge-offs                                           (1,045)            (1,624)           (2,427)    (2,122)
-----------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                 $33,799            $33,836           $33,799    $33,836
=============================================================================================================================

Net charge-offs as a percent of average loans
 and leases (annualized)                                               0.18%              0.29%             0.21%      0.19%
Allowance as a percent of period-end loans
 and leases                                                            1.40%              1.48%             1.40%      1.48%

Average loans and leases                                          $2,385,985         $2,271,736        $2,371,781 $2,200,711
Period-end loans and leases                                        2,414,730          2,286,261         2,414,730  2,286,261

Susquehanna Bancshares, Inc. and subsidiaries


TABLE 5 ---  Interest Rate Sensitivity
-------------------------------------------------------------------------------------------------------------------------------
At June 30, 1997                                     1 - 90         90 - 180        180 - 365        1 year
(In thousands)                                        days            days            days           or more          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Short - term investments                               $60,664            $100                                         $60,764
Investment securities                                   61,521          55,189          63,916         446,045         626,671
Loans and leases, net of unearned income *             671,241          95,967         372,076       1,249,417       2,388,701
                                                    ---------------------------------------------------------------------------

      Total                                           $793,426        $151,256        $435,992      $1,695,462      $3,076,136
                                                    ===========================================================================

LIABILITIES:
Interest - bearing demand                             $739,532                                                        $739,532
Savings                                                440,989                                                         440,989
Time                                                   246,178         196,356         255,832         368,195       1,066,561
Time in denominations of $100 or more                   47,952          25,553          32,425          37,207         143,137
Short - term borrowings                                103,957             875                                         104,832
Long - term debt                                        25,004             354           5,977          98,943         130,278
                                                    ---------------------------------------------------------------------------

      Total                                         $1,603,612        $223,138        $294,234        $504,345      $2,625,329
                                                    ===========================================================================

INTEREST SENSITIVITY GAP:
       Periodic                                      ($810,186)       ($71,882)       $141,758      $1,191,117        $450,807
     Cumulative                                                       (882,068)       (740,310)        450,807

Cumulative gap as a percentage of
     earning assets                                      -26.3%          -28.7%          -24.1%           14.7%

* Does not include nonaccruing loans and leases.

PART II.  OTHER INFORMATION
          -----------------

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on May 30, 1997. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for directors set forth in the Proxy Statement and all such nominees were elected.

    a). The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted):


          NOMINEE                                 COMMON STOCK
          -------------------                     --------------
          Robert S. Bolinger
                For                                   12,280,977
                Withold/abstain                           70,543
                Not present                            2,237,690
                Broker non-voted                          56,125

          Henry H. Gibbel
                For                                   12,305,602
                Withold/abstain                           45,918
                Not present                            2,237,690
                Broker non-voted                          56,125

          George J. Morgan
                For                                   12,280,465
                Withold/abstain                           71,055
                Not present                            2,237,690
                Broker non-voted                          56,125

          Robert C. Reymer, Jr.
                For                                   12,293,083
                Withold/abstain                           58,437
                Not present                            2,237,690
                Broker non-voted                          56,125

          Roger V. Wiest
                For                                   12,297,884
                Withold/abstain                           53,636
                Not present                            2,237,690
                Broker non-voted                          56,125

     The terms of office of James G. Apple, Richard M. Cloney, John M. Denlinger, Richard E. Funke, Marley R. Gross, T. Max Hall, Edward W. Helfrick,
C. William Hetzer, and Raymond M. O'Connell continued after the meeting.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     On August 6, 1997, Registrant filed a Report on Form 8-K, under Item 5, which discussed completion of the acquisition of Founders' Bank by the Registrant.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUSQUEHANNA BANCSHARES, INC.



August 7, 1997
                                      /s/ Richard M. Cloney
                                      ---------------------
                                      Richard M. Cloney
                                      Vice President and Secretary



August 7, 1997
                                      /s/ Drew K. Hostetter
                                      ---------------------
                                      Drew K. Hostetter
                                      Treasurer, and Principal Financial
                                      Officer