Form 10-Q
period 1997-09-30
SUSQUEHANNA BANCSHARES INC
filed 1997-11-12
CIK 700863

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                              26 North Cedar Street
                           Lititz, Pennsylvania 17543
                           --------------------------
               (Address of principal executive offices) (Zip Code)

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

As of September 30, 1997 the Registrant had 22,541,908 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                     SEQUENTIAL
                                                                     PAGE
                                                                     REFERENCE

PART I.  FINANCIAL INFORMATION..................................       3

Item 1.  FINANCIAL STATEMENTS...................................       3

     Consolidated Balance Sheets -
     as of September 30, 1997 and 1996,
     and December 31, 1996......................................       3

     Consolidated Statements of Income -
     for the  three months ended and nine months ended
     September 30,  1997 and 1996  .............................       4

     Consolidated Statements of Cash Flows -
     for the nine month periods
     ended September 30, 1997 and 1996..........................       5

     Notes to Consolidated Financial Statements.................      6-8



Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF THE RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION................................     9-17

PART II  OTHER INFORMATION......................................      18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................      18

         SIGNATURES.............................................      18

PART I. FINANCIAL INFORMATION

Item 1                        FINANCIAL STATEMENTS
                              --------------------


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                        September 30        December 31       September 30
ASSETS                                                                                1997            1996               1996
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $   100,298        $   106,840        $   109,059
Short-term investments                                                               35,027            103,125             44,953
Investment securities available for sale                                            577,913            532,748            547,652
Investment securities held to maturity                                               90,978            126,022            133,852
       (Fair values of $91,818; $127,020 and $134,444)
Loans and leases, net of unearned income                                          2,538,761          2,349,776          2,345,366
Less: Allowance for loan and lease losses                                            34,547             33,800             33,530
                                                                                -----------        -----------        -----------
       Net loans and leases                                                       2,504,214          2,315,976          2,311,836
                                                                                -----------        -----------        -----------
Premises and equipment (net)                                                         45,103             43,931             41,869
Accrued income receivable                                                            21,866             21,824             23,269
Other assets                                                                        104,271             84,651             86,921
                                                                                -----------        -----------        -----------
       Total assets                                                             $ 3,479,670        $ 3,335,117        $ 3,299,411
                                                                                ===========        ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Deposits:
       Demand                                                                   $   345,504        $   337,651        $   316,224
       Interest-bearing demand                                                      763,314            757,103            737,393
       Savings                                                                      424,857            432,253            432,029
       Time                                                                       1,130,469          1,089,189          1,122,139
       Time of $100 or more                                                         146,509            137,922            127,758
                                                                                -----------        -----------        -----------
            Total deposits                                                        2,810,653          2,754,118          2,735,543
                                                                                -----------        -----------        -----------
Short-term borrowings                                                               115,312            100,650             90,886
Long-term debt                                                                      170,932            120,368            121,813
Accrued interest, taxes, and expenses payable                                        32,696             29,836             28,651
Other liabilities                                                                    10,794             16,849             15,983
                                                                                -----------        -----------        -----------
            Total liabilities                                                     3,140,387          3,021,821          2,992,876

Stockholders' equity:
       Common stock
            Authorized: 32,000,000 shares ($2.00 par value)
            Issued: 22,572,362; 14,665,471; and 14,657,475, respectively             45,145             29,331             29,315
       Surplus                                                                       77,255             85,165             84,989
       Retained earnings                                                            214,214            197,765            193,822
       Unrealized gains and losses for available-for-sale
          securities, net of taxes                                                    2,824              1,190             (1,436)
       Less: Treasury stock, (30,454; 20,303 and 20,303 common shares
            at cost, respectively)                                                      155                155                155
                                                                                -----------        -----------        -----------
            Total stockholders' equity                                              339,283            313,296            306,535
                                                                                -----------        -----------        -----------
Total liabilities and stockholders' equity                                      $ 3,479,670        $ 3,335,117        $ 3,299,411
                                                                                ===========        ===========        ===========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share )                                      1997            1996             1997           1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                $ 56,618        $ 53,008        $164,090        $153,749
Interest on investment securities: Taxable                              8,544           8,869          24,998          26,762
                                   Tax-exempt                           1,308           1,353           3,775           4,178
Interest on short-term investments                                        862             864           2,814           3,180
-----------------------------------------------------------------------------------------------------------------------------
       Total interest income                                           67,332          64,094         195,677         187,869
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
       Interest-bearing demand                                          6,255           5,512          17,745          15,386
       Savings                                                          2,666           2,718           8,080           8,145
       Time                                                            17,497          17,197          50,348          51,770
Interest on short-term borrowings                                       1,376             868           3,239           2,312
Interest on long-term debt                                              2,700           2,322           7,610           6,926
-----------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                          30,494          28,617          87,022          84,539
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                    36,838          35,477         108,655         103,330
Provision for loan and lease losses                                       981           1,165           3,407           3,617
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses          35,857          34,312         105,248          99,713
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                     1,738           1,617           4,854           4,547
Other service charges, commissions, fees                                  920             777           2,380           1,769
Income from fiduciary-related activities                                  819             766           2,529           2,379
Gain on sale of mortgages                                                 799             959           2,042           2,816
Other operating income                                                  1,736           1,267           5,064           4,864
Investment security gains/(losses)                                         64              53             112             250
-----------------------------------------------------------------------------------------------------------------------------

       Total other income                                               6,076           5,439          16,981          16,625
-----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                         13,387          13,829          42,991          40,605
Net occupancy expense                                                   1,935           1,881           5,824           5,765
Furniture and equipment expense                                         1,532           1,410           4,481           4,039
FDIC insurance premiums                                                   186           5,960             558           6,915
Other operating expenses                                                9,186           8,633          25,786          25,172
-----------------------------------------------------------------------------------------------------------------------------

       Total other expenses                                            26,226          31,713          79,640          82,496
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                             15,707           8,038          42,589          33,842
Provision for income taxes                                              4,977           2,466          13,398          10,783
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                           $ 10,730        $  5,572        $ 29,191        $ 23,059
=============================================================================================================================

Per share information:
       Net income                                                    $   0.48        $   0.25        $   1.32        $   1.05
       Cash dividends                                                $   0.21        $   0.19        $   0.61        $   0.58
Average shares outstanding                                             22,541          21,956          22,162          21,932
-----------------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine months period ended September 30                                           1997              1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income                                                            $  29,191         $  23,059
       Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation, amortization and accretion                             8,148             8,978
            Provision for loan and lease losses                                  3,407             3,617
            Gain on securities transactions                                       (112)             (250)
            Gain on sale of loans                                               (2,042)           (2,816)
            Gain on sale of other real estate owned                               (219)              (55)
            Mortgage loans originated for resale                              (109,809)         (154,551)
            Sale of mortgage loans originated for resale                       105,165           154,964
            Decrease/(increase) in accrued interest receivable                     (42)           (1,666)
            (Decrease)/increase in accrued interest payable                       (309)              774
            Increase/(decrease) in accrued expenses and taxes payable            3,169               478
            Other, net                                                          (1,810)           (3,315)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       34,737            29,217
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
       Proceeds from the sale of available-for-sale securities                  32,857            30,436
       Proceeds from the maturity of investment securities                     186,252           130,595
       Purchase of available-for-sale securities                              (206,278)         (114,064)
       Purchase of held-to-maturity securities                                  (1,373)          (19,100)
       Net increase in loans and leases                                       (110,871)         (101,762)
       Capital expenditures                                                     (4,055)           (4,373)
       Purchase of Bank-Owned Life Insurance                                   (25,000)                0
       Net cash (paid) / received in acquisition                                 3,579           (31,298)
--------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (124,889)         (109,566)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
       Net (decrease) /increase in deposits                                    (33,047)            3,576
       Net increase / (decrease) in short-term borrowings                       14,662            21,454
       Proceeds from issuance of long-term debt                                 65,000            35,000
       Repayment of long-term debt                                             (18,311)          (11,921)
       Proceeds from issuance of common stock                                      329             5,753
       Cash paid for fractional shares of pooled entity                            (43)                0
       Dividends paid                                                          (13,078)          (11,671)
--------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                            15,512            42,191
--------------------------------------------------------------------------------------------------------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                         (74,640)          (38,158)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                         209,965           192,170
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                    $ 135,325         $ 154,012
========================================================================================================

Cash and cash equivalents:
       Cash and due from banks                                               $ 100,298         $ 109,059
       Short-term investments                                                   35,027            44,953
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                    $ 135,325         $ 154,012
========================================================================================================

       Interest paid on deposits, short-term borrowings, and long-term debt was $87,331 in 1997, and $85,313 in 1996. Income taxes paid were $11,719 in 1997, and $10,776 in 1996. Amounts transferred to other real estate owned were $3,356 in 1997, and $5,813 in 1996.
       On February 1, 1996, Susquehanna acquired Fairfax Finanacial Corp, Baltimore, MD for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities were $19,467; and deposits were $396,390.
       On July 30, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, PA. At the time of the acquisition, loans acquired were $79,776; investment securities were $19,130; and deposits were $92,520.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                UNREALIZED
Nine Month Periods Ended September 30                      COMMON                  RETAINED   GAIN/(LOSS) ON   TREASURY       TOTAL
(In thousands, except per share)                            STOCK      SURPLUS     EARNINGS     SECURITIES       STOCK       EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996                               $  28,910   $  79,809     $ 182,434      $ 3,077        ($323)   $ 293,907
       Net income                                                                    23,059                                 23,059
       Stock issued in public offering                        390       4,546                                                4,936
       Common stock issued under
            employee benefit plans                             15         634                                     168          817
       Change in unrealized gain/loss on securities                                               (4,513)                   (4,513)
       Cash dividends declared:
            Per common share of $0.58                                               (11,671)                               (11,671)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1996                            $  29,315   $  84,989     $ 193,822     ($ 1,436)       ($155)   $ 306,535
----------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1997                               $  29,331   $  85,165     $ 197,765      $ 1,190        ($155)   $ 313,296
       Net income                                                                    29,191                                 29,191
       Common stock issued under
            employee benefit plans                             24         305                                                  329
       Effect of three-for-two stock split                 14,669     (14,707)                                                 (38)
       Acquisition of Founders' Bank                        1,121       6,497           336         (194)                    7,760
       Change in unrealized gain/loss on securities                                                1,828                     1,828
       Cash paid for fractional shares of
            acquired entities                                              (5)                                                  (5)
       Cash dividends declared:
            Per common share of $0.61                                               (13,078)                               (13,078)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1997                            $  45,145   $  77,255     $ 214,214      $ 2,824        ($155)   $ 339,283
==================================================================================================================================

ACCOUNTING POLICIES
      The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 1997 and 1996.
      The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 43 through 45 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No.15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.
      SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adoption of SFAS 128 on Susquehanna earnings per share data is immaterial. Susquehanna currently reports basic earnings per share on its Consolidated Statements of Income and diluted earnings per share would not be materially different from basic earnings per share.
      On July 2, 1997, Susquehanna paid a three-for-two stock split as a stock dividend to shareholders of record June 10, 1997. Per share information has been adjusted to reflect the stock split.

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES
--------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
--------------------------------------------------------------------------------

                                                                     September 30, 1997              December 31, 1996
                                                               ----------------------------     ----------------------------
(In thousands)                                                 Amortized cost   Fair value      Amortized cost    Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury                                                    $149,679       $150,240         $171,898         $172,241
  U.S. Government agencies                                          188,823        189,380          128,312          128,243
  State & municipal                                                  32,400         33,060            9,505            9,680
  Mortgage-backed                                                    99,182         98,814          114,211          113,484
  Corporates                                                         81,129         81,768           86,398           87,130
  Equities                                                           22,411         24,651           20,576           21,970
------------------------------------------------------------------------------------------------------------------------------------
                                                                    573,624        577,913          530,900          532,748
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury                                                        $999           $999           $1,493           $1,493
  U.S. Government agencies                                                -              -            2,487            2,439
  State & municipal                                                  87,173          83,988         104,815          105,788
  Mortgage-backed                                                     6,756           6,781          17,037           17,110
  Corporates                                                             50              50             190              190
------------------------------------------------------------------------------------------------------------------------------------
                                                                     90,978          91,818         126,022           127,020
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                        $664,602        $669,731        $656,922          $659,768
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 1997 and December 31, 1996, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 September 30,                   December 31,
(In thousands)                                                         1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                             $284,151                        $249,886
Real estate - construction                                           244,259                         226,920
Real estate - mortgage                                             1,635,208                       1,539,898
Consumer                                                             311,160                         278,527
Leases                                                                63,983                          54,545
------------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                         $2,538,761                      $2,349,776
====================================================================================================================================

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of September 30, 1997 and December 31, 1996, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 September 30,                   December 31,
(Dollars in thousands)                                                 1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                             $12,676                         $10,401
Impaired loans with a reserve                                          1,442                           3,961
------------------------------------------------------------------------------------------------------------------------------------
   Total impaired loans                                              $14,118                         $14,362
====================================================================================================================================

Reserve for impaired loans                                              $237                            $601
====================================================================================================================================

An analysis of impaired loans for the three and nine months periods ended September 30, 1997 and 1996 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended September 30     Nine Months Ended September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                      1997          1996               1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                    $15,459       $16,735           $14,467           $15,814
Interest income on impaired loans (cash-basis)                           285           120               865               213

SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 1997 and December 31, 1996, were as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                 September 30,                   December 31,
(In thousands)                                                         1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
   Securities sold under repurchase agreements                       $79,986                         $58,516
   Treasury tax and loan notes                                         8,826                           5,634
   Federal funds purchased                                             5,500                          11,500
   Federal Home Loan Bank borrowings                                  21,000                          25,000
------------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                      $115,312                        $100,650
====================================================================================================================================

Susquehanna Bancshares, Inc. and Subsidiaries
LONG-TERM DEBT
--------------------------------------------------------------------------------
Long-term debt at September 30, 1997 and December 31, 1996, was as follows:
--------------------------------------------------------------------------------


                                                                          September 30,          December 31,
(In thousands)                                                                 1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
     Term note due July, 1998                                                 $5,000                $5,000
     Installment note due June, 1999                                              32                    45
     FHLB advances in varying maturities through December, 2003               80,278                29,795
     Term loan note due September, 2014                                          522                   528
Parent:
     Senior notes due February, 2003                                          35,000                35,000
     Subordinated notes due February, 2005                                    50,000                50,000
------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                   $170,932              $120,368
====================================================================================================================================


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

     Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock to the shareholders of FBC based on an exchange ratio of 2,281 shares of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

     Previously reported information has been restated as follows:


                                                      Three Months Ended September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                            Susquehanna          AI             FBC        Susquehanna
                                            As reported     As reported     As reported     Restated
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                             $32,590          $1,975            $912        $35,477
Provision for loan and lease losses               1,090              60              15          1,165
Other income                                      5,258             143              38          5,439
Other expense                                    29,406           1,745             562         31,713
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                               7,352             313             373          8,038
Taxes                                             2,243             127              96          2,466
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                       $5,109            $186            $277         $5,572
====================================================================================================================================

Earnings per share *                              $0.26           $0.16           $0.27          $0.25
Average shares outstanding *                     19,760           1,158           1,038         21,956



                                                      Nine Months Ended September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                            Susquehanna          AI             FBC        Susquehanna
                                            As reported     As reported     As reported     Restated
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                             $95,341          $5,219          $2,770       $103,330
Provision for loan and lease losses               3,469             103              45          3,617
Other income                                     15,969             456             200         16,625
Other expense                                    76,135           4,676           1,685         82,496
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                              31,706             896           1,240         33,842
Taxes                                            10,242            $253            $288        $10,783
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $21,464            $643            $952        $23,059
====================================================================================================================================

Earnings per share *                              $1.09           $0.56           $0.92          $1.05
Average shares outstanding *                     19,736           1,158           1,038         21,932


* Per share and share amounts have been adjusted to reflect the three-for-two stock split declared in May 1997.

     On July 30, 1997, Susquehanna completed its acquisition of Founders' Bank, Bryn Mawr, PA, ("Founders'"). Under the terms of the agreement, Susquehanna issued 560,353 shares of common stock to the shareholders of Founders' based on exchange ratio of .566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. Founders' has become a subsidiary of Susquehanna Bancshares East, Inc., a wholly-owned subsidiary of Susquehanna. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, pro forma condensed results of operations have not been presented.

         Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
                ------------------------------------------------------

                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

The following is management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna").

                            Significant Transactions
                            ------------------------
         Several significant transactions occurred which affect the comparability of Susquehanna's financial performance for the first nine months of 1997 versus the first nine months of 1996 and for the third quarter of 1997 versus 1996. These transactions are described in the following paragraphs.

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

         In September 1996, Susquehanna's earnings were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well capitalized institutions will be reduced from 23 cents per $100 of deposits to
6.44 cents per $100 of deposits, and in the year 2000 when the Bank Insurance Fund and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment of 65.7 cents per $100 of deposits.

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

         On July 30, 1997, Susquehanna completed the acquisition of Founders' Bank ("Founders"), a Pennsylvania bank with approximately $103 million in assets, $79 million in loans, $90 million in deposits and $8 million in equity at the acquisition date. Susquehanna issued 560,353 shares of common stock to the shareholders of Founders based on an exchange ratio of 0.566 shares of Susquehanna common stock for each outstanding share of Founders. The transaction was accounted for under the pooling-of-interests method of accounting; however, the consolidated financial statements have not been restated prior to July 1, 1997 to include the consolidated accounts of Founders as the transaction was immaterial to Susquehanna.

                                Earnings Summary
                                ----------------

         Susquehanna earned record profits for the third quarter of 1997. Net income increased 93% from $5,572,000 in the third quarter of 1996 to $10,730,000 in the third quarter of 1997 while earnings per share increased 92% for the same periods from $.25 per share to $.48 per share. In September 1996, Susquehanna incurred a one-time, after-tax charge of $3.3 million assessed by the federal government to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Excluding the one-time assessment, Susquehanna's net income for the third quarter of 1997 would have exceeded net income for the third quarter of 1996 by 21% and earnings per share would have exceeded the previous year's quarter by 20%.

         Net income for the nine months ended September 30, 1997 was a record $29,191,000 or 27% above the results achieved in the same period of 1996 while earnings per share for the same periods increased 26% from $1.05 per share in 1996 to $1.32 per share in 1997. Excluding the one-time assessment, Susquehanna's net income for the nine months of 1997 would have exceeded net income for the nine months of 1996 by 11% and earnings per share would have exceeded the previous year's nine month period by 10%.

         Return on average assets (ROA) and return on average equity (ROE) increased from 0.67% and 7.28%, respectively, in the third quarter of 1996 to 1.23% and 12.75%, respectively, in the third quarter of 1997. Tangible earnings per share, return on tangible average assets, and return on tangible average equity were $.51, 1.33% and 15.32%, respectively, for the third quarter of 1997. For the first nine months, ROA and ROE increased from 0.95% and 10.21%, respectively, in 1996 to 1.17% and 12.08%, respectively, in 1997.

         Total assets at September 30, 1997 were $3.5 billion compared to $3.3 billion at September 30, 1996. Loans for the same period-ends totaled $2.5 billion compared to $2.3 billion and deposits were $2.8 billion up from $2.7 billion at September 30, 1996. Equity capital was $339 million at September 30, 1997, or $15.05 per share compared to $307 million, or $13.96 per share at September 30, 1996..

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

         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 86% for both the nine months ended September 30, 1997 and 1996, respectively, and for the quarters ended September 30, 1997 and 1996 was 86% and 87%, respectively.

         Net interest income increased $5.3 million (5%) from $103.3 million in the first nine months of 1996 to $108.7 million in the first nine months of 1997. This increase was due to a 3% increase in average earning assets as noted in Table 2 and an eight basis point increase in net interest margin from 4.70% in 1996 to 4.78% in 1997. The increase in average earning assets was due to an 8% increase in loans and leases offset by a 9% decrease in investments. The increase in net interest margin was primarily due to an $67 million movement from investments to loans as increased loan demand is being partially funded by investment maturities and a reduction in time deposit cost of funds from 5.51% in 1996 to 5.46% in 1997 as Susquehanna has been lowering time deposit rates at its savings bank. For the quarters ended September 30, net interest income increased $1.4 million (4%) from $35.5 million in 1996 to $36.8 million in 1997. This increase was due to a 4% increase in average earnings assets primarily resulting from the Founders acquisition in July 1997.

                                  Other Income
                                  ------------

         Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 13% and 14% for the nine months ended September 30,

1997 and 1996, respectively, and for the quarters ended September 30, 1997 and 1996 was 14% and 13%, respectively.

         Non-interest income increased $0.4 million (2%) from $16.6 million in the first nine months of 1996 to $17.0 million in the first nine months of 1997. This increase is due primarily to an increase in service charges of $0.9 million and trust income of $0.2 million offset by a reduction in gain on sale of mortgages of $0.8 million. For the quarters ended September 30, non-interest income increased $0.6 million (12%) from $5.4 million in 1996 to $6.0 million in 1997. This increase is due primarily to bank-owned life insurance cash value increase of $0.7 million.

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

         Non-interest expense decreased $2.9 million (3%) for the first nine months of 1997 versus 1996 and for the quarters ended September 30, decreased $5.5 million (17%) from 1996 to 1997. The nine month variance was due to normal salary increases and a one-time second quarter severance charge of $1.3 million in 1997 offset by the one-time SAIF assessment of $5.5 million in the third quarter of 1996. The variance for the quarters was due to the one-time SAIF assessment of $5.5 million in the third quarter of 1996.

                                  Income Taxes
                                  ------------

         Susquehanna's effective tax rate decreased from 31.86% in the first nine months of 1996 to 31.46% in the first nine months of 1997 due primarily to higher tax-exempt income.

                                   Risk Assets
                                   -----------

         Table 3 shows a decline (13%) in nonperforming assets from $33.6 million at December 31, 1996 to $29.1 million at September 30, 1997, while nonperforming assets to period-end loans and OREO also declined from 1.43% at December 31, 1996 to 1.15% at September 30, 1997. Loan loss reserve to non-performing loans improved from 130% at December 31, 1996 to 139% at September 30, 1997.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------

         As illustrated in Table 4, the provision decreased by $0.2 million from the first nine months of 1996 to the first nine months of 1997 as net charge-offs increased by $0.5 million for the same periods. The allowance at September 30, 1997 was 1.36% of period-end loans and leases compared to 1.43% at September 30, 1996.

                                Capital Resources
                                -----------------

         Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 1997 was 11.98% The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at September 30, 1997 was 15.23%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 1997 was 8.77%.

                           Asset/Liability Management
                           --------------------------

         Liquidity and interest rate sensitivity are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments - is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts - allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short time periods.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $143.7 million or 21.5% of the investment portfolio at September 30, 1997. Short-term investments totaling $35 million at September 30, 1997 represent additional sources of liquidity.

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

         Table 5 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at September 30, 1997. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. While Susquehanna has had and will into the foreseeable future experience a negative gap position (liability sensitive), the impact of a rapid rise in interest rates, as occurred in 1994, did not have a significant effect on the net interest margin of Susquehanna.

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS



---------------------------------------------------------------------------------------------------------------------------------
                                              For the Three Month Period Ended               For the Three Month Period Ended
                                                      September 30, 1997                           September 30, 1996
------------------------------------------------------------------------------------     --------------------------------------
                                              Average                                         Average
                                              Balance         Interest        Rate (%)        Balance      Interest     Rate (%)
---------------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                        $62,510          $862             5.47        $61,973          $864          5.55
Investment securities:
      Taxable                                   538,539         8,544             6.29        574,293         8,869          6.14
      Tax - advantaged                          114,091         2,010             6.99        120,041         2,077          6.88
---------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                  652,630        10,554             6.42        694,334        10,946          6.27
---------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 2,463,520        55,860             9.00      2,285,872        52,276          9.10
      Tax - advantaged                           47,392         1,166             9.76         45,901         1,125          9.75
---------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     2,510,912        57,026             9.01      2,331,773        53,401          9.11
---------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               3,226,052       $68,442             8.42      3,088,080       $65,211          8.40
                                                            ==========================                   ========================
Allowance for loan and lease losses             (35,332)                                      (33,787)
Other non - earning assets                      257,160                                       236,182
--------------------------------------------------------                                 -------------

                Total assets                 $3,447,880                                    $3,290,475
========================================================                                 =============

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                $782,006        $6,255             3.17       $741,428        $5,512          2.96
      Savings                                   431,942         2,666             2.45        438,946         2,718          2.46
      Time                                    1,260,745        17,497             5.51      1,254,265        17,197          5.45
Short - term borrowings                         102,486         1,376             5.33         66,566           868          5.19
Long - term debt                                153,859         2,700             6.96        123,440         2,322          7.48
---------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities          2,731,038       $30,494             4.43      2,624,645       $28,617          4.34
                                                            ==========================                   ========================
Demand deposits                                 331,967                                       312,478
Other liabilities                                50,937                                        48,678
--------------------------------------------------------                                 -------------

             Total liabilities               $3,113,942                                    $2,985,801
--------------------------------------------------------                                 -------------

Stockholders' equity                            333,938                                       304,674
--------------------------------------------------------                                 -------------

  Total liabilities &stockholders' equity    $3,447,880                                    $3,290,475
========================================================                                 =============

Net interest income / yield on
      average earning assets                                  $37,948             4.67                      $36,594          4.71
                                                            ==========================                   ========================


---------------------------------------------------------------------------------------------------------------------------------
                                                 For the Nine Month Period Ended              For the Nine Month Period Ended
                                                        September 30, 1997                           September 30, 1996
------------------------------------------------------------------------------------     --------------------------------------
                                              Average                                         Average
                                              Balance         Interest        Rate (%)        Balance      Interest     Rate (%)
---------------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                        $68,636        $2,814             5.48        $79,291        $3,180          5.36
Investment securities:
      Taxable                                   531,653        24,998             6.29        585,555        26,762          6.10
      Tax - advantaged                          110,451         5,797             7.02        123,695         6,414          6.93
---------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                  642,104        30,795             6.41        709,250        33,176          6.25
---------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 2,372,202       161,934             9.13      2,198,652       151,520          9.21
      Tax - advantaged                           46,466         3,317             9.54         46,065         3,429          9.94
---------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     2,418,668       165,251             9.13      2,244,717       154,949          9.22
---------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               3,129,408      $198,860             8.50      3,033,258      $191,305          8.42
                                                           ===========================                   ========================
Allowance for loan and lease losses             (34,279)                                      (33,461)
Other non - earning assets                      250,862                                       235,122
--------------------------------------------------------                                 -------------

                Total assets                 $3,345,991                                    $3,234,919
========================================================                                 =============

Liabilities & Equity
====================
Deposits:
      Interest - bearing demand                $759,792       $17,745             3.12       $705,068       $15,386          2.91
      Savings                                   434,927         8,080             2.48        437,708         8,145          2.49
      Time                                    1,233,483        50,348             5.46      1,254,810        51,770          5.51
Short - term borrowings                          83,463         3,239             5.19         61,227         2,312          5.04
Long - term debt                                142,987         7,610             7.12        122,823         6,926          7.53
---------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities          2,654,652       $87,022             4.38      2,581,636       $84,539          4.37
                                                           ===========================                   ========================
Demand deposits                                 321,880                                       306,889
Other liabilities                                46,288                                        44,676
--------------------------------------------------------                                 -------------

             Total liabilities               $3,022,820                                    $2,933,201
--------------------------------------------------------                                 -------------

Stockholders' equity                            323,171                                       301,718
--------------------------------------------------------                                 -------------

  Total liabilities &stockholders' equity    $3,345,991                                    $3,234,919
========================================================                                 =============

Net interest income / yield on
      average earning assets                                 $111,838             4.78                     $106,766          4.70
                                                           ===========================                   ========================


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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE  2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

--------------------------------------------------------------------------------------------------------------------------

                                                Three months ended                         Nine months ended
                                            September 30, 1997 compared               September 30, 1997 compared
(In thousands)                                 to September 30, 1996                     to September 30, 1996
--------------------------------------------------------------------------------------------------------------------------

                                         Average Volumes       Income / Expense    Average Volumes       Income / Expense
                                        -----------------     -----------------   ------------------    ------------------
                                            $        %            $         %         $          %          $          %
ASSETS:
Loans and leases, net                    179,139      7.7       3,610       6.8    173,951       7.7     10,341        6.7
Investments                              (41,704)    (6.0)       (370)     (3.6)   (67,146)     (9.5)    (2,167)      (7.0)
Money market investments                     537      0.9          (2)     (0.2)   (10,655)    (13.4)      (366)     (11.5)
                                        ---------------------------------------   ----------------------------------------

                 Total                   137,972      4.5       3,238       5.1     96,150       3.2      7,808        4.2
                                        =================     -----------------   ==================    ------------------

LIABILITIES:
Interest-bearing demand                   40,578      5.5         743      13.5     54,724       7.8      2,359       15.3
Savings                                   (7,004)    (1.6)        (52)     (1.9)    (2,781)     (0.6)       (65)      (0.8)
Time                                       6,480      0.5         300       1.7    (21,327)     (1.7)    (1,422)      (2.7)
Short-term borrowings                     35,920     54.0         508      58.5     22,236      36.3        927       40.1
Long-term debt                            30,419     24.6         378      16.3     20,164      16.4        684        9.9
                                        ---------------------------------------   ----------------------------------------

                 Total                   106,393      4.1       1,877       6.6     73,016       2.8      2,483        2.9
                                        =================     -----------------   ==================    ------------------

Net interest income                                             1,361       3.8                           5,325        5.2
Provision for loan and lease losses                              (184)    (15.8)                           (210)      (5.8)
                                                              -----------------                         ------------------
Net interest income after
   provision for loan and lease losses                          1,545       4.5                           5,535        5.6
Investment security gains/(losses)                                 11      20.8                            (138)     (55.2)
Other operating income                                            626      11.6                             494        3.0
                                                              -----------------                         ------------------
Income before operating expenses                                2,182       5.5                           5,891        5.1

Salaries and employee benefits                                   (442)     (3.2)                          2,386        5.9
Net occupancy and equipment                                       176       5.3                             501        5.1
Other operating expenses                                       (5,221)    (35.8)                         (5,743)     (17.9)
                                                              -----------------                         ------------------
Total operating expenses                                       (5,487)    (17.3)                         (2,856)      (3.5)
                                                              -----------------                         ------------------

Income before income taxes                                      7,669      95.4                           8,747       25.8
Provision for income taxes                                      2,511     101.8                           2,615       24.3
                                                              =================                         ==================
Net income                                                      5,158      92.6                           6,132       26.6
                                                              =================                         ==================


                                                   Three months ended
                                               September 30, 1997 compared
                                                    to June 30, 1997
                                        ---------------------------------------

                                         Average Volumes      Income / Expense
                                        -----------------     -----------------
                                             $        %           $         %
ASSETS:
Loans and leases, net                    124,927      5.2       1,948       3.6
Investments                               21,865      3.5         444       4.7
Money market investments                  (8,578)   (12.1)       (113)    (11.6)
                                        ---------------------------------------

                 Total                   138,214      4.5       2,279       3.5
                                        =================     -----------------

LIABILITIES:
Interest-bearing demand                   32,922      4.4         458       7.9
Savings                                   (6,226)    (1.4)        (51)     (1.9)
Time                                      43,025      3.5         914       5.5
Short-term borrowings                     21,753     26.9         349      34.0
Long-term debt                            18,909     14.0         269      11.1
                                        ---------------------------------------

                 Total                   110,383      4.2       1,939       6.8
                                        =================     -----------------

Net interest income                                               340       0.9
Provision for loan and lease losses                              (239)    (19.6)
                                                              -----------------
Net interest income after
   provision for loan and lease losses                            579       1.6
Investment security gains/(losses)                                 19      42.2
Other operating income                                            482       8.7
                                                              -----------------
Income before operating expenses                                1,080       2.6

Salaries and employee benefits                                 (2,046)    (13.3)
Net occupancy and equipment                                        59       1.7
Other operating expenses                                          593       6.8
                                                              -----------------
Total operating expenses                                       (1,394)     (5.0)
                                                              -----------------

Income before income taxes                                      2,474      18.7
Provision for income taxes                                        749      17.7
                                                              =================
Net income                                                      1,725      19.2
                                                              =================


Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 3- RISK ASSETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                        September 30,    December 31,    September 30,
(Dollars in thousands)                                        1997            1996             1996
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
       Nonaccrual loans and leases                            $24,862         $19,574          $23,659
       Restructured accrual loans                              ---              6,429            6,509
       Other real estate owned                                  4,258           7,620            7,626
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                    $29,120         $33,623          $37,794
===================================================================================================================================

As a percent of period-end loans and leases and
       other real estate owned                                   1.15%           1.43%            1.61%
Loans and leases contractually
   past due 90 days and still accruing                         $7,494          $8,962           $8,491


TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended           Nine Months Ended
                                                                                     September 30,                September 30,
(Dollars in thousands)                                                          1997             1996          1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                 $33,799          $33,836       $33,800       $29,277
       Allowance acquired in business combination                               1,460               --         1,460         4,229
       Additions charged to operating expenses                                    981            1,165         3,407         3,617
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               36,240           35,001        38,667        37,123
-----------------------------------------------------------------------------------------------------------------------------------
       Charge-offs                                                             (2,017)          (1,728)       (5,046)       (4,636)
       Recoveries                                                                 324              257           926         1,043
-----------------------------------------------------------------------------------------------------------------------------------
            Net charge-offs                                                    (1,693)          (1,471)       (4,120)       (3,593)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                          $34,547          $33,530       $34,547       $33,530
===================================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)             0.27%            0.25%         0.23%         0.21%
Allowance as a percent of period-end loans and leases                            1.36%            1.43%         1.36%         1.43%

Average loans and leases                                                   $2,510,912       $2,331,773    $2,418,668    $2,244,717
Period-end loans and leases                                                 2,538,761        2,345,366     2,538,761     2,345,366

Susquehanna Bancshares, Inc. and subsidiaries


TABLE 5 ---  Interest Rate Sensitivity
-----------------------------------------------------------------------------------------------------------------------------

At September 30, 1997                                1 - 90       90 - 180        180 - 365         1 year
(In thousands)                                        days          days            days            or more          TOTAL
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Short - term investments                             $35,027                                                          $35,027
Investment securities                                 58,975         36,349           94,213          479,354         668,891
Loans and leases, net of unearned income *           708,965         97,098          379,565        1,328,271       2,513,899
                                               ------------------------------------------------------------------------------

    Total                                           $802,967       $133,447         $473,778       $1,807,625      $3,217,817
                                               ==============================================================================

LIABILITIES:
Interest - bearing demand                           $763,314                                                         $763,314
Savings                                              424,857                                                          424,857
Time                                                 258,733        198,946          229,272          443,518       1,130,469
Time in denominations of $100 or more                 38,517         31,024           31,051           45,917         146,509
Short - term borrowings                              105,347          3,216            6,500              249         115,312
Long - term debt                                      41,282              4            6,509          123,137         170,932
                                               ------------------------------------------------------------------------------

    Total                                         $1,632,050       $233,190         $273,332         $612,821      $2,751,393
                                               ==============================================================================

INTEREST SENSITIVITY GAP:
    Periodic                                       ($829,083)      ($99,743)        $200,446       $1,194,804        $466,424
    Cumulative                                                     (928,826)        (728,380)         466,424

Cumulative gap as a percentage of
    earning assets                                     -25.8%         -28.9%           -22.6%            14.5%


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

                                        SUSQUEHANNA BANCSHARES, INC.



November 7, 1997
                                        /s/ Robert S. Bolinger
                                        ----------------------
                                        Robert S. Bolinger
                                        President and Chief Executive Officer



November 7, 1997
                                        /s/ Drew K. Hostetter
                                        ---------------------
                                        Drew K. Hostetter
                                        Treasurer, and Principal Financial
                                        Officer