Form 10-K405
period 1997-12-31
SUSQUEHANNA BANCSHARES INC
filed 1998-03-27
CIK 700863

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number: 0-10674

                          SUSQUEHANNA BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                           23-2201716
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

26 North Cedar St., Lititz, Pennsylvania                               17543
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                    (717) 626-4721
                                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                                                   Name of each exchange on which registered:
--------------------                                                   ------------------------------------------
Common Stock, Par Value $2.00 per share                                Common Stock is not registered on any exchange.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $792,841,539 as of February 27, 1998, based upon the closing price on the Nadsaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant's Common Stock as of February 27, 1998, was 22,555,274.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 29, 1998, (the "1998 Proxy Statement") are incorporated by reference into
Part III.

                                     PART I

Item 1.           Business
-------           --------
General

                  Susquehanna Bancshares, Inc. ("Susquehanna" or the "Company") is a multi-bank financial holding company headquartered in Lititz, Pennsylvania. As of December 31, 1997, the Company operated as a super-community bank holding company with eight commercial banks, one savings bank, and two non-bank subsidiaries. These subsidiaries provide banking and banking-related services from 124 offices located in central and eastern Pennsylvania, Maryland, and southern New Jersey. As of December 31, 1997, Susquehanna had assets of $3.5 billion, loans receivable of $2.6 billion, deposits of $2.9 billion and shareholders' equity of $347 million.

                  The relative sizes and profitability of Susquehanna's subsidiaries as of and for the year ended December 31, 1997, are depicted in the following table: (Dollars in Millions)

----------------------------------------------------------------------------------------------------------------------------------
                      Subsidiary                          Assets    Percent of Total      Net Income       Percent of Total
                      ----------                          ------    ----------------      ----------       ----------------
Farmers First Bank                                           $948          27%                 $16.3              41%
Farmers & Merchants Bank and Trust                            550          16                    5.9              15
First National Trust Bank                                     286           8                    4.2              10
Williamsport National Bank                                    240           7                    5.0              12
Citizens National Bank of So. Penna.                          185           5                    2.8               7
*Susquehanna Bank                                             859          24                    8.5              21
**Equity National Bank                                        210           6                    1.6               4
**Farmers National Bank                                        87           3                    1.3               3
**Founders' Bank                                              122           3                    0.5               1
Susque-Bancshares Leasing Co., Inc. (leasing)                  31           1                    0.6               2
Susque-Bancshares Life Insurance Co.                            3           -                    0.3               1
(life insurance)
Parent (including consolidation adjustments,                    4           -                   (6.8)            (17)
Susquehanna South's parent and Susquehanna East's
parent)
                                                        --------------------------------------------------------------------------
                                                 Total     $3,525         100%                 $40.2             100%
----------------------------------------------------------------------------------------------------------------------------------

*Subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. ("Susquehanna South")

**Subsidiaries of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares East, Inc. ("Susquehanna East")

                  Susquehanna's subsidiaries provide commercial and retail banking services in central and south central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, York and Lycoming Counties; in eastern Pennsylvania principally in Montgomery, Chester and Delaware Counties; in western Maryland, principally in Allegany and Washington Counties; in central
Maryland, including Baltimore County, Baltimore City, Carroll County, Harford County, Cecil County and Anne Arundel County; and in southern New Jersey, principally in Camden, Burlington and Gloucester Counties. Certain Susquehanna subsidiaries also provide trust, leasing and insurance services.

                  As a "super-community" bank holding company, the Company's strategy has been to manage its banking subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. The Company believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. Consistent with this philosophy, Susquehanna merged its subsidiary Spring Grove National Bank into its lead bank, Farmers First Bank, effective June 6, 1996. On May 8, 1997, Susquehanna's subsidiary, Susquehanna Bancshares South, Inc., announced the consolidation of Atlantic Federal Savings Bank, Fairfax Savings Bank FSB, and Reisterstown Federal Savings Bank into Susquehanna Bank, a wholly-owned subsidiary of the thrift holding company. (See "Business of Susquehanna Bank" below). In addition, in late 1997, the Company embarked on a program designed to convert all of its affiliates to a uniform computer system by mid-1999. Through the formation of Susquehanna Trust Company, which was approved by the Pennsylvania Department of Banking in January, 1998, and selection of a uniform processing system, the Company anticipates further integrating of its trust department operations. Mortgage banking operations are also expected to undergo increased consolidation. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

                  Susquehanna has no employees, other than its officers, each of whom are employees of one or the other of its commercial bank or savings bank subsidiaries. As of December 31, 1997, the subsidiaries of Susquehanna employed 1,429 full-time and 287 part-time employees.

                  Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

Business

         Susquehanna provides a wide range of retail and commercial banking services. Susquehanna's strategy for its retail banking businesses is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. The Company operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania, Maryland and New Jersey. As a result of the development of broad banking relations with its customers, the Company's lending and investing activities are funded almost entirely by core deposits.

         The Company's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

         In December, 1995, Susquehanna introduced six automated loan machines ("ALM"), three in Maryland and three in Pennsylvania. ALMs represent a relatively new development in bank services delivery systems and afford consumers the convenience of 24-hour credit up to a maximum loan amount of $5,000. As of December 31, 1997, the Company operated 25 ALM's within Pennsylvania and Maryland.

         The Company also initiated a credit card offering in late 1995. Using experience and resources developed in a program operated through one of its Pennsylvania bank subsidiaries, the credit card program was expanded to include similar offerings through other Susquehanna subsidiaries. The program targets existing customers and selected prospects in Susquehanna's market areas. During 1996, Susquehanna introduced a check (debit) card in Pennsylvania and Maryland. As of December 31, 1997, over 119,000 debit cards had been issued.

         Through its subsidiary, Susque-Bancshares Life Insurance Co., the Company offers certain credit related insurance products.

         The acquisition of the Maryland thrifts substantially enhances Susquehanna's mortgage origination and mortgage banking capabilities. The consolidation of the several mortgage operations into Atlantic First Mortgage Company, a mortgage subsidiary of Susquehanna Bank, is expected to continue to enhance the expansion of Susquehanna's mortgage banking operations in its Maryland and Pennsylvania markets.

         Susquehanna's commercial lending operations include commercial, financial and agricultural lending (11.8% of the total loan portfolio at December 31, 1997), real estate construction lending (8.8%), and commercial mortgage lending (16.2%). Loans originated by each subsidiary are subject to central review and uniform Company credit standards. Nearly all of the Company's loans are concentrated in the markets served by its subsidiary commercial and savings banks.

Business of Farmers First. Farmers First, headquartered in Lititz, Pa., is
-------------------------
engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its trust department, Farmers First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. As of December 31, 1997, Farmers First had twenty-seven (27) full-service and ten (10) limited-service banking offices in Lancaster and York Counties. Farmers First's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it. Effective June 6, 1996, the former Spring Grove National Bank, a Susquehanna affiliate, was merged into Farmers First, effectively expanding the service area of Farmers First into York County. During 1997, Farmers First commenced operation of an investment subsidiary in Delaware, Farmers First Brandywine Corporation, whose purpose is to assist in loan and investment portfolio management. During 1997, Susquehanna also established Susquehanna Trust Company as a subsidiary of Farmers First for the purpose of further integrating trust operations and services. Farmers First owns no other subsidiaries.

                  As of December 31, 1997, Farmers First had total assets of $948 million, total shareholder's equity of $116 million and total deposits of $739 million.

Business of Citizens. Citizens is engaged in commercial banking and trust
--------------------
business as authorized by the National Bank Act and its main office is located in Greencastle, Pa. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Citizens renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Citizens owns no subsidiaries.

                  As of December 31, 1997, Citizens had seven (7) full-service banking offices in Franklin County. Citizens' business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, Citizens had total assets of $185 million, total shareholder's equity of $17 million and total deposits of $163 million.

Business of First National. First National, headquartered in Sunbury, Pa., is
--------------------------
engaged in commercial banking and trust business authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, First National renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. First National owns no subsidiaries.

                  As of December 31, 1997, First National had thirteen (13) full-service and one (1) limited-service banking offices in Northumberland, Snyder, Columbia, and Union Counties. First National's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, First National had total assets of $286 million, total shareholder's equity of $27 million and total deposits of $251 million.

Business of Williamsport. Williamsport is engaged in commercial banking and
------------------------
trust business authorized by the National Bank Act and its main office is in Williamsport, Pa. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Williamsport renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Williamsport owns no subsidiaries.

                  As of December 31, 1997, Williamsport had six (6) full-service and one (1) limited-service banking offices in Lycoming County. Williamsport's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, Williamsport had total assets of $240 million, total shareholder's equity of $32 million and total deposits of $205 million.

Business of F&M. F&M, headquartered in Hagerstown, Md., is engaged in commercial
---------------
banking as authorized by the banking laws of the State of Maryland. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its Trust Department, which commenced operation during 1993, F&M is able to render services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law. F&M operates FMBT Incorporated as a subsidiary to assist in investment portfolio management and F&M Insurance Agency, Inc., as a subsidiary to engage in insurance agency business. Atlantic First Title Corporation is a subsidiary of F&M which was formed in 1997 for the purpose of providing title insurance and related services.

                  As of December 31, 1997, F&M had twenty-two (22) full-service and five (5) limited-service banking offices in Washington, Allegany and Garrett Counties, Maryland. F&M's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, F&M had total assets of $550 million, total shareholder's equity of $48 million and total deposits of $454 million.

Business of Susquehanna Bank. Susquehanna Bank is a federally chartered savings
----------------------------
bank headquartered in Towson, Maryland. It was established, effective May 8, 1997, by the consolidation of Atlantic Federal Savings Bank, Fairfax Savings Bank FSB, and Reisterstown Federal Savings Bank. It is a wholly-owned subsidiary of Susquehanna Bancshares South, Inc., which, in turn, is a wholly-owned subsidiary of Susquehanna.

                  Susquehanna Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to invest in mortgage loans secured primarily by residential real estate and, to a lesser extent, multi-family real estate and commercial loans, mortgage-backed securities and investment and money market securities. Construction lending and land and development loans are a major focus of Susquehanna Bank. Through its subsidiary, Atlantic First Mortgage Corporation, Susquehanna Bank originates one-to-four family residential mortgage loans for sale in the secondary market. Susquehanna Bank has two other active subsidiaries--Reisterstown Service Corporation, a loan management company, and SBSI, Inc., a Delaware investment management company.

                  As of December 31, 1997, Susquehanna Bank had twenty (20) full service offices located in Baltimore City, and Baltimore, Cecil, Harford, Anne Arundel, Carroll, Worcester, and Wicomico Counties. It's main office is located in Towson, Md. Its business is not dependent upon any one customer and the loss of any customer or a few customers would have no material adverse effect upon it.

                  As of December 31, 1997, Susquehanna Bank had total assets of $859 million, total shareholder's equity of $97 million, and total deposits of $662 million.

Business of Farmers National Bank. Effective at the close of business February
---------------------------------
28, 1997, Susquehanna completed the acquisition of Farmers National Bank ("Farmers National"), a national banking association headquartered in Mullica Hill, New Jersey. Farmers National is a wholly-owned subsidiary of Susquehanna Bancshares East, Inc., a wholly-owned subsidiary of Susquehanna.

                  Farmers National is engaged in commercial banking as authorized by the National Banking Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Farmers National owns an investment subsidiary in Delaware, Farmers Investment Company, whose purpose is to assist in investment portfolio management.

                  As of December 31, 1997, Farmers National had two (2) full-service banking offices in Gloucester County, New Jersey. Farmers National's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, Farmers National had total assets of $87 million, total shareholder's equity of $10 million and total deposits of $77 million.

Business of Equity National Bank. Effective at the close of business February
--------------------------------
28, 1997, Susquehanna completed the acquisition of Equity National Bank ("Equity National"), a national banking association headquartered in Marlton, New Jersey. Equity National is a wholly-owned subsidiary of Susquehanna Bancshares East, Inc., a wholly-owned subsidiary of Susquehanna.

                  Equity National is engaged in commercial banking as authorized by the National Banking Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Equity National owns an investment subsidiary, At Corporation, whose purpose is to assist in investment portfolio management.

                  As of December 31, 1997, Equity National had seven (7) full service banking offices in Camden and Burlington Counties, New Jersey. Equity National's business is not dependent upon any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

                  As of December 31, 1997, Equity National had total assets of $210 million, total shareholder's equity of $13 million and total deposits of $191 million.

Business of Founders' Bank. Effective July 31, 1997, Susquehanna completed the
--------------------------
acquisition of Founders' Bank of Bryn Mawr ("Founders'"), Pennsylvania, a state-chartered banking association and Federal Reserve member bank. Founders' also is a wholly-owned subsidiary of Susquehanna Bancshares East, Inc., a wholly-owned subsidiary of Susquehanna.

                  Founders' is engaged in commercial banking as authorized by the banking laws of the Commonwealth of Pennsylvania. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Founders' has a real estate investment subsidiary, Old Lancaster Corporation, with its only asset being part ownership of Founders' headquarters building.

                  As of December 31, 1997, Founders' had three (3) full-service offices in Montgomery, Chester, and Delaware Counties, Pennsylvania. Founders' business is not dependent upon any one customer, and the loss of any one customer or a few customers would not have a material adverse effect upon it. However, it should be noted that 24.5% of Founders' deposits at December 31, 1997, were from one customer. If this customer would leave, Founders' would have funding sources to replace those deposits.

                  As of December 31, 1997, Founders' had total assets of $122 million, total shareholder's equity of $9 million and total deposits of $107 million.

Year 2000 and Operating System Conversion. Susquehanna has engaged consultants
-----------------------------------------
to assist in assessing the Year 2000 situation, develop a business process analysis and conduct remediation, where needed. Susquehanna has purchased new core application processing software and new computing equipment which are contracted to be Year 2000 compliant. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions" for further discussion.

Recent and Pending Acquisitions

                  Effective at the close of business on February 28, 1997, Susquehanna completed the acquisitions of Farmers Bank Corp. ("FBC"), Mullica Hill, New Jersey, and its wholly-owned subsidiary, Farmers National Bank; and Atcorp, Inc. ("Atcorp"), Marlton, New Jersey, and its wholly-owned subsidiary, Equity National Bank. At December 31, 1997, Farmers National had assets of $87 million and operated two banking offices located in Gloucester County, New Jersey. At December 31, 1997, Equity National had assets of $210 million and operated seven banking offices located in Camden and Burlington Counties, New Jersey.

                  The acquisitions of FBC and Atcorp were completed through the exchange of 692,398 shares of Susquehanna common stock for all the outstanding capital stock of FBC, and 771,750 shares of Susquehanna common stock for all the outstanding stock of Atcorp. FBC shareholders received 2.281 shares of Susquehanna common stock for each share of FBC stock that they held as of February 28, 1997, and Atcorp shareholders received one share of Susquehanna common stock for each share of Atcorp common stock that they held as of February 28, 1997. The transactions qualified for pooling of interests accounting treatment. Both Farmers National Bank and Equity National Bank became wholly-owned subsidiaries of Susquehanna's subsidiary, Susquehanna Bancshares East, Inc. These transactions represented Susquehanna's initial entry into New Jersey.

                  On July 31, 1997, Susquehanna announced that it had completed the acquisition of Founders' Bank of Bryn Mawr, Pennsylvania ("Founders'"). At December 31, 1997, Founders' had assets of $122 million and operated three banking offices located in Montgomery, Chester and Delaware Counties, Pennsylvania.

                  The acquisition of Founders' was completed through the exchange of 560,354 shares of Susquehanna common stock for all the outstanding capital stock of Founders'. Founders' shareholders received 0.566 shares of Susquehanna common stock for each share of Founders' stock that they held as of the close of business on July 30, 1997. This transaction also qualified for pooling of interests accounting treatment. Founders', a state-chartered commercial bank which is a member of the Federal Reserve System, became a wholly-owned subsidiary of Susquehanna's subsidiary, Susquehanna Bancshares East, Inc. This transaction represented Susquehanna's initial entry into Chester, Delaware and Montgomery Counties, Pennsylvania.

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

Supervision and Regulation
--------------------------

               General. Susquehanna is registered with the Board of Governors
               -------
of the Federal Reserve System ("Board") and is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Provisions in the BHC Act require prior approval of an acquisition of assets or ownership or control of any voting shares of any bank, if such acquisition would give Susquehanna more than 5% of the voting shares of any bank or bank holding company.

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

               Susquehanna's subsidiary commercial and federal savings banks are also subject to specific regulation and supervision. Farmers First a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Founders' Bank is a state member bank subject to regulation and periodic examination by the Federal Reserve Board. Citizens, First National, Williamsport, Farmers National and Equity National are national banks and are subject to regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"). F&M, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission and the FDIC. Susquehanna Bank is subject to regulation and periodic examination by the Office of Thrift Supervision ("OTS"). Susquehanna Bancshares South, Inc. ("SBI South"), is also subject to supervision and regulation by the OTS as a savings and loan holding company. In addition, all of Susquehanna's banking subsidiaries are subject to examination by the Board.

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

               Because of limitations arising under the BHC Act, Susquehanna's only line of business is that of providing commercial banking and other bank-related services and products to its customers. Such bank and bank-related services provided by Susquehanna and its subsidiaries in 1997 include commercial banking through its eight banking subsidiaries, thrift activities through its federal savings bank subsidiary, credit life insurance through another subsidiary and leasing operations through its remaining subsidiary. Of the foregoing, commercial banking and thrift activities accounted for more than 97% of Susquehanna's gross revenues in each of the past two fiscal years.

               Financial Institutions Reform, Recovery and Enforcement Act of
               --------------------------------------------------------------
1989 ("FIRREA"). FIRREA eliminated many of the distinctions between commercial
--------------
banks and thrift institutions and their holding companies. It changed the capital requirements applicable to savings institutions to be "no less stringent than the capital standards applicable to national banks" and established a qualified thrift lender test regarding permissible investments for savings associations. It also amended applicable statutory provisions to permit bank holding companies to acquire savings institutions. FIRREA also expanded the jurisdiction of the regulators' enforcement powers to all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Under FIRREA, civil money penalties (classified into three levels, with amounts increasing with the severity of the violation) and/or prison sentences may be imposed for any violations of law or regulation.

               Federal Deposit Insurance Corporation Improvement Act of 1991
               -------------------------------------------------------------
("FDICIA"). The FDICIA requires prompt corrective action against
---------
undercapitalized institutions and has established five capital categories. These are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions represent depository institutions that fail to meet the required minimum level for any relevant capital measure. Significantly undercapitalized describes depository institutions that are significantly below the capital minimum requirements. Currently, all of Susquehanna's depository institution subsidiaries are considered well-capitalized.

               Interstate Banking Act. Under the Riegle-Neal Interstate
               ----------------------
Banking and Branching Efficiency Act of 1994, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated. The law permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Susquehanna anticipates that the effect of the law will be to increase competition within the markets in which it now operates, although Susquehanna cannot predict the extent to which competition will increase in such markets or the timing of such increase.

               The Omnibus Consolidated Appropriations Act, 1997 ("OCAA").
               ---------------------------------------------------------
The OCAA was signed into law on September 30, 1996. It includes, among others, Savings Association Insurance Fund ("SAIF") rescue provisions and a number of other regulatory relief provisions for insured depository institutions and their holding companies. A summary of its more relevant provisions is set forth below.

               SAIF Rescue Provisions. In September 1996, the federal government assessed a one-time special charge to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well capitalized institutions will be reduced from 23 cents per $100 of deposits to
6.44 cents per $100 of deposits, and in the year 2000 when the Bank Insurance Fund ("BIF") and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment of 65.7 cents per $100 of deposits.

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

               Year 2000 Guidelines. The Federal Financial Institutions
               --------------------
Examination Council issued regulatory guidelines on May 5, 1997 and December 17, 1997 regarding Year 2000 readiness which are applicable to all depository institutions. The guidelines highlight risk management issues on which the federal banking examiners will focus in upcoming bank examinations. In addition to readiness with respect to core operating systems, the guidelines also speak to the issue of the readiness of loan customers, bank suppliers and other third-parties which exchange data with depository institutions. The Pennsylvania Department of Banking issued a statement dated January 15, 1998 to similar effect regarding state examinations. The Office of the Comptroller of the Currency has issued advisory letter 98-1 to inform national banks that preparation for Year 2000 will be a factor in the OCC's review of certain corporate applications, including bank mergers. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions" for further discussion.

               Environmental Impact Statement. Compliance by Susquehanna and
               ------------------------------
its subsidiaries with federal, state and local environmental protection laws during 1997 had no material effect upon capital expenditures, earnings or the competitive position of Susquehanna and its subsidiaries and is not expected to have a material effect on such expenditures or earnings during 1998.

               Pending Legislation. From time to time legislation is proposed
               -------------------
for enactment before the United States Congress and before the Pennsylvania Legislature which could change a number of the regulations applicable to Susquehanna and its subsidiaries. It is not possible at this time to predict if or when such legislation might become law or the extent to which such legislation might affect the business or competitive status of Susquehanna and its subsidiaries.

               National Monetary Policy. In addition to being affected by
               ------------------------
general economic conditions, the earnings and growth of Susquehanna and its subsidiaries are affected by the policies of regulatory authorities, including the OCC, the Board, the FDIC and the OTS. An important function of the Board is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

               Farmers First's principal market areas are within Lancaster County and central York County, Pennsylvania. There are twenty-seven (27) commercial banks operating in those counties, seven (7) of which are headquartered in Lancaster County and eight (8) of which are headquartered in York County; the others are headquartered elsewhere in Pennsylvania, Maryland or New Jersey. Of the fifteen (15) commercial banks with headquarters in Lancaster or York Counties, Farmers First ranked third in total deposits in those counties as of June 30, 1997, the last date for which information is available.

               Citizens' principal market area consists of the central and southeastern portion of Franklin County, Pennsylvania, the northcentral and northeastern portion of Washington County, Maryland, and the northwestern portion of Frederick County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Waynesboro, Pennsylvania, and within a north-south strip of Interstate 81 from Chambersburg, Pennsylvania to Hagerstown, Maryland. There are thirteen
(13) commercial banks in this market area including Citizens, seven (7) of which are headquartered in that market area. Citizens ranked fifth among the seven (7) banks in total deposits in that market area as of June 30, 1997, the last date for which information is available.

               First National competes in market areas in Northumberland, Snyder, Union and Columbia Counties, Pennsylvania. Twenty-two (22) commercial banks operate offices in Northumberland, Snyder, Union and Columbia Counties, thirteen (13) of which are headquartered in those counties, and of the thirteen
(13), First National ranked first in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

               Williamsport's principal market area consists of the south central and southeastern portions of Lycoming County, Pennsylvania. It services a substantial number of depositors in this service area, with the greatest concentration in the City of Williamsport. Eleven (11) commercial banks operate offices in Lycoming County, six (6) of which are headquartered in that county, and of the six (6), Williamsport ranked second in terms of total deposits in Lycoming County as of June 30, 1997, the last date for which information is available.

               F&M's principal market area consists of Washington and Allegany Counties, Maryland. Eight (8) commercial banks operate offices in those counties, two (2) of which are headquartered in Washington County, and two (2) of which are headquartered in Allegany County. Of the four (4), F&M ranked second in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

               Susquehanna Bank's principal market area consists of Baltimore, Cecil, Harford, Anne Arundel, Carroll, Worcester, and Wicomico Counties, Maryland, and portions of Baltimore City. Sixty-one (61) federal savings banks operate offices in that area, seven (7) of which are headquartered in Baltimore County, one (1) in Cecil County, two (2) in Harford County, three
(3) in Anne Arundel County, two (2) in Carroll County, two (2) in Wicomico County and thirty-two (32) in applicable portions of Baltimore City. Of the forty-nine (49) savings banks headquartered in that area, Susquehanna Bank ranked first in terms of total deposits in that area as of June 30, 1997, the last date for which information is available.

               Equity National's principal market area consists of Camden and Burlington Counties, New Jersey. Thirteen (13) commercial banks operate offices in those counties, two (2) of which are headquartered in Camden County, and four
(4) of which are headquartered in Burlington County. Of the six (6), Equity National ranked second in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

               Farmers National's principal market area consists of Gloucester County, New Jersey. Fourteen (14) commercial banks operate offices in that county, three (3) of which are headquartered there; and of the three (3), Farmers National ranked third in terms of total deposits in the county as of June 30, 1997, the last date for which information is available.

               Founders' principal market area consists of Chester, Delaware, and Montgomery Counties, Pennsylvania. Thirty-four (34) commercial banks operate offices in those counties, eight (8) of which are headquartered in Chester County, two (2) of which are headquartered in Delaware County and ten (10) of which are headquartered in Montgomery County. Of the twenty (20), Founders' ranked fourteenth in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

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

               Susquehanna's subsidiary banks operate one hundred and four
(104) full-service branches, seventeen (17) limited-service branches, twenty-one
(21) free-standing automated teller machines, and twenty-two (22) automated loan machines. The banks own sixty-eight (68) of the branches and lease the remaining fifty-three (53). Seventeen (17) additional locations are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

               The executive offices of the subsidiary banks are:

       Farmers First Bank                        Susquehanna Bank
       9 East Main Street                        100 West Road
       Lititz, Pennsylvania                      Towson, Maryland

       First National Trust Bank                 Equity National Bank
       400 Market Street                         8000 Sagemore Drive, Suite 8101
       Sunbury, Pennsylvania                     Marlton, New Jersey

       Citizens National Bank of Southern        Farmers National Bank
       Pennsylvania                              114 North Main Street
       35 North Carlisle Street                  Mullica Hill, New Jersey
       Greencastle, Pennsylvania

       Williamsport National Bank                Founders' Bank
       329 Pine Street                           101 Bryn Mawr Avenue
       Williamsport, Pennsylvania                Bryn Mawr, Pennsylvania

       Farmers & Merchants Bank and Trust
       59 West Washington Street
       Hagerstown, Maryland




The executive offices of Farmers First, First National, Citizens National, Williamsport National, F&M, and Farmers National are owned by the respective subsidiary, and the offices of Susquehanna Bank, Equity National and Founders' are leased.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


                        Executive Officers of Susquehanna

         The following table sets forth the executive officers of Susquehanna, their ages, and their positions with Susquehanna:


===============================================================================================
Name                            Age     Title
----                            ---     -----

-----------------------------------------------------------------------------------------------
Robert S. Bolinger              61      President & Chief Executive Officer
William J. Reuter               48      Senior Vice President
Gregory A. Duncan               42      Senior Vice President - Administration
William T. Belden               48      Vice President
Frederick W. Bisbee             59      Vice President
Richard M. Cloney               56      Vice President and Secretary
Drew K. Hostetter               43      Vice President, Treasurer and Chief Financial Officer
Charles W. Luppert              56      Vice President
===============================================================================================

                                    PART II
                                    -------

Item 5.  Market for Susquehanna Capital Stock and Related Shareholder Matters.
------   --------------------------------------------------------------------

         Since November 5, 1985, Susquehanna Common Stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System as reflected on the over-the-counter market, for the years 1996 and 1997.

         ====================================================================
                                                      Price Range Per Share*
                                                      ---------------------
         ====================================================================
                                        Cash
                                        ----
                                      Dividends
                                      ---------
         Year      Period               Paid         Low Bid        High Bid
         ----      ------               ----         -------        --------

         1996    1st Quarter
                     Common              $0.19        $17.33           $20.00
                 2nd Quarter
                     Common              $0.19        $17.83           $19.67
                 3rd Quarter
                     Common              $0.19        $17.67           $20.42
                 4th Quarter
                     Common              $0.20        $19.33           $23.83

         1997    1st Quarter
                     Common              $0.20        $21.50           $26.33
                 2nd Quarter
                     Common              $0.20        $21.67           $27.83
                 3rd Quarter
                     Common              $0.21        $25.88           $31.75
                 4th Quarter
                     Common              $0.21        $26.50           $38.88
         ====================================================================

*Common Stock prices and dividends have been adjusted to reflect Susquehanna's three-for-two stock split payable on July 2, 1997 to shareholders of record June 10, 1997.

         The foregoing represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions. As of February 27, 1998, there were 6,206 record holders of Susquehanna Common Stock and zero (0) record holders of Susquehanna Preferred Stock, which was redeemed by Susquehanna on February 7, 1994.

         Dividends paid by Susquehanna are provided from dividends paid to it by Farmers First, First National, Williamsport, Citizens, F&M, Susquehanna South, Susquehanna East, and SBLC; under the Pennsylvania Banking Code of 1965 in the case of Farmers First; the Banking laws of the State of Maryland in the case of F&M; the National Bank Act and the Federal Reserve Act (for Founders') in the case of First National, Williamsport, Citizens, Equity National and Farmers National; and the Federal Home Loan Act in the case of Susquehanna Bank.

         Susquehanna's ability to pay dividends is largely dependent upon the receipt of dividends from its bank and savings bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. In addition to the specific restrictions discussed below, bank and savings bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a bank or savings bank which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

         As noted, Susquehanna will look to Susquehanna Bank for funds to distribute as dividends. However, federal regulations impose restrictions on dividend payments on savings institutions which convert from mutual to stock form of ownership and are federally insured at the time of the conversion, as was the case with Atlantic Federal and Reisterstown Federal. Upon conversion, regulations require that a "liquidation account" be established by restricting a portion of net capital for the benefit of eligible savings account holders who maintain their savings accounts with the institution after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account is proportionally reduced for any decreases in the eligible holder's savings accounts. Susquehanna Bank has succeeded to the liquidation account obligations of Atlantic Federal and Reisterstown.

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

         The OTS regulations impose limitations on all cash dividends by savings banks. The OTS regulations establish three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed dividend ("Tier 1 Association") may, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to: (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half of its surplus capital at the beginning of the calendar year; or (ii) 75 percent of its net income over the most recent four-quarter period. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its cash dividend ("Tier 2 Association") may, after prior notice, but without the approval of the OTS, make capital distributions of up to 75 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital requirements that would be applicable to it on January 1, 1993, computed on its current portfolio; up to 50 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital standard that was applicable to it on January 1, 1991, computed on its current portfolio; and up to 25 percent of its net income over the most recent four-quarter period if it satisfies its current risk-based capital requirement. In computing the permissible percentage of cash dividend, previous distributions made during the prior four-quarter period must be included. A savings institution that does not meet its current regulatory capital requirements before or after payment of a proposed cash dividend ("Tier 3 Association") may not make any capital distributions without prior approval of the OTS. In addition, the OTS has the ability to prohibit a proposed cash dividend by any institution which would otherwise be permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of December 31, 1997, Susquehanna Bank satisfied the requirements of a Tier 1 Association.

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

         The rule provides that the OTS will calculate the IRR component quarterly for each institution starting in 1994 with information as of December 31, 1993. To estimate IRR, the OTS will compute each institution's market value of portfolio equity ("MVPE") in the present interest rate environment versus MVPEs derived after applying parallel rate shifts of plus and minus 200 basis points. Provided any measured decline in MVPE under both rate shifts is less than 2 percent of the estimated market value of the institution's assets, no addition will be made to the 8 percent risk-based capital requirement. If there is a measured decline in MVPE greater than 2 percent, then an institution will be required to maintain additional capital equal to one-half of the difference between its measured IRR and 2 percent, multiplied by the market value of its assets. Susquehanna Bank has not been required to maintain additional capital as a result of such calculations.

         In accordance with the above regulatory restrictions, each subsidiary commercial and federal savings bank has the ability to pay dividends, and at December 31, 1997, $48.7 million is available for dividend distribution to Susquehanna in 1998 from its subsidiary commercial and federal savings banks without regulatory approval. Susquehanna currently expects that cash dividends will continue to be paid by subsidiaries in the future at levels comparable with prior years.

Item 6.  Selected Financial Data.
------   -----------------------

         See Page 23.

--------------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                            1997           1996           1995           1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                            $   264,100    $   252,653    $   206,550    $   164,037     $   155,543
Interest expense                                               118,447        113,054         89,844         61,123          60,391
Net interest income                                            145,653        139,599        116,706        102,914          95,152
Provision for loan and lease losses                              4,557          4,807          5,164          4,247           5,280
Other income                                                    23,754         22,223         17,136         16,127          17,034
Other expenses                                                 106,028        110,541         88,316         79,480          72,326
Income before taxes, extraordinary item/
  cumulative effect                                             58,822         46,474         40,362         35,314          34,580
Extraordinary item/cumulative effect                                --             --             --           (732)          1,123
Net income                                                      40,202         31,183         28,252         24,095          25,354
Cash dividends declared on common stock                         17,812         15,855         12,859         11,392          10,179
Dividend payout ratio                                             44.3%          50.8%          45.5%          47.3%           40.1%


Per Common Share Amounts*
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item/
  cumulative effect--basic                                 $      1.81    $      1.42    $      1.43    $      1.26     $      1.26
                   --diluted                               $      1.80    $      1.42    $      1.43    $      1.26     $      1.26
Net income--basic                                                 1.81           1.42           1.43           1.23            1.32
          --diluted                                               1.80           1.42           1.43           1.23            1.32
Cash dividends declared on common stock                           0.82           0.78           0.73           0.68            0.61

Financial Ratios
------------------------------------------------------------------------------------------------------------------------------------
Return on average total assets                                    1.19%          0.96%          1.07%          1.08%           1.13%
Return on average stockholders' equity                          12.30          10.25          11.34          10.61           11.12
Average stockholders' equity to average assets                    9.64           9.37           9.41          10.14           10.20

Tangible Operating Results
------------------------------------------------------------------------------------------------------------------------------------
Tangible net income                                        $    43,177    $    34,000    $    29,480    $    24,590     $    25,694
Tangible earnings per share                                       1.94           1.55           1.50           1.25            1.34
Return on tangible average shareholders' equity                  14.94%         12.66%         12.63%         10.74%          11.91%
Return on tangible average assets                                 1.29           1.06           1.12           1.07            1.20

Year-End Balances
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                               $ 3,524,887    $ 3,335,117    $ 2,828,637    $ 2,430,392     $ 2,234,556
Investment securities                                          656,678        658,770        699,112        665,625         621,034
Loans and leases, net of unearned income                     2,569,613      2,349,776      1,847,396      1,574,512       1,410,275
Deposits                                                     2,851,217      2,754,118      2,335,577      2,046,264       1,882,630
Long-term debt                                                 181,888        120,368         86,274         49,314          58,301
Stockholders' equity                                           346,738        313,296        293,910        234,765         234,814

Selected Share Data*
------------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                          22,555         21,968         21,619         19,647          19,639
Average common shares outstanding--basic                        22,257         21,938         19,708         19,647          19,193
                                 --diluted                      22,330         21,944         19,708         19,647          19,233
At December 31:
  Book value per share                                     $     15.37    $     14.26    $     13.59    $     11.95     $     11.96
  Market price per common share                                  38.25          23.08          17.67          14.83           18.17
  Common stockholders                                            6,237          5,693          5,759          5,229           5,174

*Prior years' amounts adjusted for the three-for-two stock split in July 1997.

Item 7.  Management's Discussion and Analysis of Results of Operations and
------   -----------------------------------------------------------------
         Financial Condition
         -------------------

         See Pages 25 - 39

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries: Farmers First Bank; Farmers & Merchants Bank and Trust; First National Trust Bank; Williamsport National Bank; Citizens National Bank of Southern Pennsylvania; Susquehanna Bancshares East, Inc., and its commercial bank subsidiaries Farmers National Bank, Equity National Bank, and Founders' Bank; Susquehanna Bancshares South, Inc. and its savings bank subsidiary Susquehanna Bank; Susque-Bancshares Leasing Co., Inc.; and Susque-Bancshares Life Insurance Company.

   Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating to, but not limited to, Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas in which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations, and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructurings; technological changes; changes in consumer spending and saving habits; and the success of Susquehanna in managing the risks involved in the foregoing.

RESULTS OF OPERATIONS
Summary of 1997 Compared to 1996

Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1997 and 1996. These transactions are described in the following paragraphs.

   On January 29, 1996, Susquehanna issued $35 million 6.30% senior notes due 2003. The proceeds of this issuance were used to partially fund the purchase of Fairfax Financial Corp ("Fairfax") and for general corporate purposes.

   On February 1, 1996, Susquehanna acquired all of the assets and assumed all the liabilities of Fairfax for $62.7 million. Accordingly, the transaction was accounted for under the purchase method of accounting. Assets acquired were $455 million; loans acquired were $402 million; and deposits acquired were $396 million. The excess purchase price of $21.4 million will be amortized over 15 years.

   In September 1996, Susquehanna's earnings were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. However, going forward, annual SAIF deposit insurance premiums for well-capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000, when the Bank Insurance Fund and the SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment.

   On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date. Susquehanna issued one share (prior to Susquehanna's stock split) of common stock to the shareholders of Al for each of the 771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Al for all periods presented.

   Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock (prior to Susquehanna's stock split) to the shareholders of FBC based on an exchange ratio of 2.281 shares (prior to Susquehanna's stock split) of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

   On May 1, 1997, Susquehanna combined its three savings banks located in and around Baltimore, Md., into one savings bank named Susquehanna Bank. As a result of this combination, there was a reduction in the work force of Susquehanna Bank with related severance packages. Consequently, Susquehanna recorded pre-tax severance of $1.3 million in 1997 related to these reductions. The annual pretax cost savings related to these reductions approximates $1.3 million.

   On July 31, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, Pa., through an exchange of 560,354 shares of common stock to the shareholders of Founders' based on exchange ratio of 0.566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and, accordingly, Susquehanna's prior period consolidated financial statements have not been restated for Founders'.
   Susquehanna's net income for the year ended December 31, 1997, increased to $40.2 million or 29% above 1996 net income of $31.2 million, which included a special one-time charge of $5.5 million assessed by the federal government to recapitalize the SAIF of the FDIC in the third quarter of 1996. Excluding the SAIF special charge, net income would have increased 17% from $34.5 million in 1996 to $40.2 million in 1997.
   Basic earnings per common share were $1.81 in 1997 compared to $1.42 ($1.57 adjusted for the SAIF special charge) in 1996. Return on average assets ("ROA") and return on average equity ("ROE") increased from 0.96% and 10.25%, respectively, in 1996 to 1.19% and 12.30%, respectively, in 1997.
   During 1995 and 1996, Susquehanna acquired Reisterstown Federal Savings Bank and Fairfax Savings Bank under the purchase method of accounting. These purchase transactions created goodwill of $34 million, which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. For 1997, tangible net income, earnings per share, ROA, and ROE were $43.2 million, $1.94, 1.29%, and 14.94%, respectively, compared to actual net income, earnings per share, ROA, and ROE of $40.2 million, $1.81, 1.19%, and 12.30%, respectively. Tangible net income, earnings per share, ROA, and ROE for 1996, excluding the SAIF special charge, were $37.3 million, $1.70, 1.16%, and 13.90%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital.
   The $9.0 million or 29% increase in net income from $31.2 million in 1996 to $40.2 million in 1997 was primarily the result of improved net interest income due to volume and reduced expenses due to the one-time SAIF assessment in 1996.

Net Interest Income--Taxable Equivalent Basis

The major source of operating revenues is net interest income, which rose to a level of $145.7 million in 1997, $6.1 million or 4% above the $139.6 million attained in 1996. The net interest margin, on a tax equivalent basis, remained at 4.73% during 1997 and 1996.
   Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and, levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.
   Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 86%, 86%, and 87% for the twelve months ended December 31, 1997, 1996, and 1995, respectively.
   Table 2 illustrates that the growth in interest income in 1997 over 1996 was attributed to volume. The average growth in interest-earning assets of $122 million in 1997 over 1996 was due to loan growth as noted in Table 1. As illustrated in Table 1, the tax equivalent yield on earning assets for 1997 rose slightly to 8.47% from 8.44% in 1996. This increase in 1997 can be attributed to the increase in the investment securities yield from 6.24% in 1996 to 6.41% in 1997 due to higher reinvestment rates. The yield on the loan portfolio dropped from 9.22% in 1996 to 9.09% in 1997. However, an increase of $186 million in average loans outstanding improved the tax equivalent yield on earning assets in 1997, as the mix of earning assets moved to higher yielding loans from lower yielding investments.
   Table 2 also illustrates that the growth in interest expense in 1997 over 1996 was primarily attributed to volume. Increased levels of interest-bearing demand deposits, short-term borrowings and long-term debt were primarily the reasons for the $5.4 million increase in interest expense. The average funding costs rose slightly in 1997 to 4.41% from 4.37% in 1996, primarily due to competitive pricing for interest-bearing demand deposits in our southern New Jersey and central Maryland markets.
   A positive influence on the ability of Susquehanna to maintain its net interest margin of 4.73 percent has been the increase in non interest-bearing demand deposits and earnings retention. Variances do occur in the net interest margin as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the Market Risks section of this discussion.

Provision and Allowance for Loan and Lease Losses

Susquehanna's provision for loan and lease losses is based upon management's quarterly loan portfolio review. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.
   Commercial and real estate loans are rated by loan officers and, periodically, by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate, as they are of relative small dollar size and homogeneous in nature.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

TABLE 1--Distribution of Average Assets, Liabilities, and Stockholders' Equity
         Interest Rates and Interest Differential--Tax Equivalent Basis

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                   1997                           1996                           1995
------------------------------------------------------------------------------------------------------------------------------------
                                         Average               Rate      Average              Rate       Average              Rate
Assets                                   Balance   Interest      %       Balance   Interest      %       Balance   Interest      %
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments                $   65,580   $  3,587   5.47    $   75,339   $  4,078   5.41    $   60,497   $  3,473   5.74
Investment securities:
  Taxable                                535,956     33,708   6.29       579,613     35,376   6.10       540,575     33,375   6.17
  Tax-advantaged                         110,364      7,743   7.02       121,082      8,373   6.92       125,150      8,945   7.15
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities              646,320     41,451   6.41       700,695     43,749   6.24       665,725     42,320   6.36
Loans (net of unearned income):
  Taxable                              2,408,618    218,830   9.09     2,224,071    204,795   9.21     1,713,040    160,943   9.40
  Tax-advantaged                          47,098      4,510   9.58        45,926      4,538   9.88        45,963      4,512   9.82
------------------------------------------------------------------------------------------------------------------------------------
Total loans                            2,455,716    223,340   9.09     2,269,997    209,333   9.22     1,759,003    165,455   9.41
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          3,167,616    268,378   8.47     3,046,031    257,160   8.44     2,485,225    211,248   8.50
====================================================================================================================================
Allowance for loan losses                (34,298)                        (33,506)                        (28,432)
All other non-earning assets             255,135                         237,153                         191,797
------------------------------------------------------------------------------------------------------------------------------------
Total assets                          $3,388,453                      $3,249,678                      $2,648,590
====================================================================================================================================
Liabilities & Stockholders' Equity
Deposits:
   Interest-bearing demand            $  767,549   $ 24,188   3.15    $  714,442   $ 21,025   2.94    $  526,144   $ 14,819   2.82
   Savings                               432,600     10,696   2.47       436,578     10,835   2.48       420,263     10,829   2.58
   Time                                1,245,766     68,391   5.49     1,252,280     68,751   5.49       992,200     53,607   5.40
Short-term borrowings                     84,240      4,323   5.13        64,804      3,287   5.07        63,398      3,436   5.42
Long-term debt                           154,608     10,849   7.02       121,858      9,156   7.51        89,017      7,153   8.04
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     2,684,763   $118,447   4.41     2,589,962   $113,054   4.37     2,091,022   $ 89,844   4.30
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                          329,303                         310,001                         278,032
Other liabilities                         47,633                          45,369                          30,423
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                      3,061,699                       2,945,332                       2,399,477
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                     326,754                         304,346                         249,113
Total liabilities & equity            $3,388,453                      $3,249,678                       2,648,590
====================================================================================================================================
Net interest income/yield on
  average earning assets                           $149,931   4.73                 $144,106   4.73                 $121,404   4.89
====================================================================================================================================

For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.


   In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.
   To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.
   The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

TABLE 2--Changes in Net Interest Income--Tax Equivalent Basis

------------------------------------------------------------------------------------------------------------------------------------
                                                       1997 Versus 1996                              1996 Versus 1995
                                                     Increase (Decrease)                           Increase (Decrease)
                                                       Due to Change in                              Due to Change in
------------------------------------------------------------------------------------------------------------------------------------
                                            Average        Average                        Average         Average
(Dollars in thousands)                      Volume            Rate          Total         Volume             Rate          Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Short-term investments                      $  (534)       $    43        $  (491)        $   812        $   (207)       $   605
Investment securities:
  Taxable                                    (2,723)         1,055         (1,668)          2,387            (386)         2,001
  Tax-advantaged                               (750)           120           (630)           (286)           (286)          (572)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                  (3,473)         1,175         (2,298)          2,101            (672)         1,429
Loans (net of unearned income):
  Taxable                                    16,798         (2,763)        14,035          47,116          (3,264)        43,852
  Tax-advantaged                                114           (142)           (28)             (4)             30             26
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                  16,912         (2,905)        14,007          47,112          (3,234)        43,878
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               $12,905        $(1,687)       $11,218         $50,025         $(4,113)       $45,912
====================================================================================================================================
Interest Expense
Deposits:
  Interest-bearing demand                   $ 1,620        $ 1,543        $ 3,163         $ 5,514         $   692        $ 6,206
  Savings                                       (98)           (41)          (139)            412            (406)             6
  Time                                         (358)            (2)          (360)         14,266             878         15,144
Short-term borrowings                           997             39          1,036              75            (224)          (149)
Long-term debt                                2,330           (637)         1,693           2,494            (491)         2,003
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            4,491            902          5,393          22,761             449         23,210
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                         $ 8,414        $(2,589)       $ 5,825         $27,264         $(4,562)       $22,702
====================================================================================================================================

Changes which are in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.


that time. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolio. Table 10 presents this allocation.
   The loan portfolio represents loans made primarily within Susquehanna's market area, which includes central and southeastern Pennsylvania, Maryland, southern New Jersey, and to a lesser extent Delaware, West Virginia, northern Virginia, and the southern tier of New York state.
   Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 1997. As illustrated in Table 3, the provision for loan and lease losses was $4.6 million for 1997 compared to $4.8 million in 1996. Net charge-offs, as seen in Table 3, were $5.3 million in 1997 compared with $4.5 million in 1996. As a result, the allowance for loan and lease losses at December 31, 1997, was 1.34% of period-end loans and leases, or $34.6 million compared with 1.44% or $33.8 million at December 31, 1996. The allowance for loan and lease losses as a percentage of non-performing loans increased from 130% at December 31, 1996, to 150% at December 31, 1997.
   Should the economic climate no longer continue to improve or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.
   In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.
   It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if it is not well secured and in the process of collection, and is delin-

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

TABLE 3--Provision and Allowance for Loan and Lease Losses

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                              1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1              $   33,800     $   29,277     $   25,410     $   23,328     $   19.502
Allowance acquired in business combination                       1,460          4,229          3,323             --            515
Change in fiscal year                                               --             --             (8)            --             --
Additions to provision for loan and lease losses
  charged to operations                                          4,557          4,807          5,164          4,247          5,280
Loans and leases charged off during the year:
  Commercial, financial, agricultural and leases                 1,470          1,459          2,011          1,443          1,116
  Real estate--mortgage                                          1,355          2,085          1,683            288            196
  Consumer                                                       3,727          2,519          2,173          1,615          1,972
------------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                6,552          6,063          5,867          3,346          3,284
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged-off:
  Commercial, financial, agricultural and leases                   358            513            266            354            353
  Real estate--mortgage                                             43             77            200             43             41
  Consumer                                                         884            960            789            784            921
------------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                 1,285          1,550          1,255          1,181          1,315
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                  5,267          4,513          4,612          2,165          1,969
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31            $   34,550     $   33,800     $   29,277     $   25,410     $   23,328
====================================================================================================================================
Average loans and leases outstanding                        $2,455,716     $2,269,997     $1,759,003     $1,485,746     $1,382,905
Period end loans and leases                                  2,569,613      2,349,776      1,847,396      1,574,512      1,410,275
Net charge-offs as a percentage of average loans
 and leases                                                       0.21%          0.20%          0.26%          0.15%          0.14%
Allowance as a percentage of period-end loans
 and leases                                                       1.34           1.44           1.58           1.61           1.65


TABLE 4--Non-Performing Assets

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                              1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Loans contractually past due
  90 days and still accruing                                $    6,760     $    8,962     $    5,555     $   15,101     $    7,605
====================================================================================================================================
Non-performing assets:
  Nonaccrual loans:
    Commercial, financial, agricultural, and leases         $      932     $    1,812     $    3,134     $    2,920     $    3,934
    Real estate--mortgage                                       21,541         17,371         17,679         15,578         15,276
    Consumer                                                       491            391            245            645            323
   Restructured loans                                               --          6,429          6,703          6,941             --
   Other real estate owned                                       4,379          7,620          6,010          5,465          9,983
------------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                 $   27,343     $   33,623     $   33,771     $   31,549     $   29,516
====================================================================================================================================
Total non-performing assets as a percentage of period-
   end loans and leases and other real estate owned               1.06%          1.43%          1.82%          2.00%          2.08%
====================================================================================================================================


quent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 1997 and 1996 was $1.1 million and $0.8 million, respectively. Interest income which would have been recorded on these loans under the original terms was $2.3 million for 1997 and $1.9 million for 1996. At December 31, 1997, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.
     Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans contractually past due 90 days and still accruing. Total non-performing assets at December 31, 1997 and 1996, of $27.3 million and $33.6 million, respectively,

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

includes $4.4 million and $7.6 million, respectively, in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and other real estate owned was 1.06% at December 31, 1997, the lowest level this decade.

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

   Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $6.8 million at December 31, 1997, down from the $9.0 million at December 31, 1996. Although the economy is stable, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on nonaccrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

   Potential problem loans consist of loans which are performing but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 1997, such loans, not included in Table 4, amounted to $39.3 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income

Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, premium income generated from reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned, and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 14%, 14%, and 13% for 1997, 1996, and 1995, respectively.

    Non-interest income increased $1.5 million, or 7%, in 1997 over 1996. Income from fiduciary-related activities rose by $427 thousand, or 13%, resulting from higher volumes of assets under administration. Service charges on deposit accounts were up $356 thousand, or 6%, and other charges, fees, and commissions rose by $1.1 million, or 48%. reflecting the additional office locations and higher account volumes. All other income exceeded 1996 results by $182 thousand primarily due to income from Bank-Owned Life Insurance, increased credit card and debit card activity, and ATM service fees. Gain on sale of mortgage

TABLE 5--Analysis of Other Expenses
--------------------------------------------------------------------------------
Year ended December 31                             1997        1996       1995
--------------------------------------------------------------------------------
Advertising, marketing,
  and public relations                          $ 3,378     $ 3,131    $ 2,405
Amortization of
  acquisition costs                               4,293       4,141      2,829
Audits and examinations                             853       1,003        966
Communications                                    1,995       1,655      1,332
Directors' fees                                   1,169       1,314      1,207
Legal and professional                            2,501       2,847      1,671
Life Insurance Company
  related expenses                                  970         906        754
Other real estate                                   765         953      1,278
Outside services                                  2,927       3,450      3,050
PA shares/capital stock tax                       1,998       1,803      1,619
Postage                                           2,185       2,309      1,728
Stationery and supplies                           2,578       2,585      2,394
All other                                         8,948       8,949      7,093
--------------------------------------------------------------------------------
Total                                           $34,560     $35,046    $28,326
================================================================================


loans decreased $529 thousand, as loans originated for sale were $50 million less than 1996.

Other Expenses

Non-interest expenses are categorized into five main groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents, and maintenance; EDIC insurance premiums on deposits; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

    Non-interest expense decreased $4.5 million, or 4%, in 1997 over 1996, primarily due to a $6.4 million decrease in FDIC insurance offset by a $2.3 million increase in salaries and employee benefits.

   Salaries and employee benefits rose by $2.3 million or 4% from 1996 to 1997 due to the $1.3 million severance charge noted earlier and normal salary increases. EDIC insurance premiums decreased $6.4 million due primarily to the onetime special SAIF assessment in 1996.

Income Taxes

Susquehanna's effective tax rate for 1997 was 31.65% compared to 32.90% in 1996. This decrease was due to increased levels of tax-advantaged income. During 1997, Susquehanna purchased $50 million of bank-owned life insurance and recognized $1.1 million of tax-advantaged income from the increase in cash surrender values.

   As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provisions of the Tax Reform Act of 1986, effective tax rates may increase in the years ahead.

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

   In February 1992, the Financial Accounting Standards Board issued SFAS 109. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

   Under SFAS 109, Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases), and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 1997, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carryback years and future reversals of existing taxable temporary differences are sufficient to offset the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.

FINANCIAL CONDITION
Investment Securities

Susquehanna follows SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment.

    Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was positively impacted by $2.5 million as the "unrealized gains or losses for available-for-sale securities," changed from a positive $1.2 million at December 31, 1996, to a positive $3.7 million at December 31, 1997. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.

   Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management, which requires the majority of its security portfolios be identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 1997, Susquehanna held no securities of one issuer, other than U. S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

Loans

Table 8 presents the loans outstanding, by type of loan, for the past five years. Loan growth for 1997, which includes the $79 million acquired in the Founders' acquisition, was 9%, or $220 million. Loan growth in 1997 was mainly associated with real estate mortgage loans and commercial loans, which increased $178 million. As noted in Table 11, Susquehanna's loan portfolio contains no significant concentrations other than geographic and housing developments.

   Susquehanna's banking subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $120 million at year end and an additional $169 million was lent against junior liens on residential properties. Senior liens on 1-4 family residential properties totaled $878 million and much of the $416 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory or receivables. Loans secured by farmland totaled $36 million, while loans secured by multi-family residential properties totaled $45 million at December 31, 1997.

   Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 1998 consist of $111 million with fixed-rate pricing and $92 million with variable rate pricing.

TABLE 6--Carrying Value of Investment Securities

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                   1997                         1996                          1995
------------------------------------------------------------------------------------------------------------------------------------
                                              Available-      Held-to-     Available-       Held-to-     Available-       Held-to-
Dollars in thousands                            for-Sale      Maturity       for-Sale       Maturity       for-Sale       Maturity
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                   $119,624       $   750       $172,241       $  1,493       $187,113       $  3,632
U.S. Government agencies                         232,238            --        128,243          2,486         94,357         22,732
State and municipal                               32,200        75,882          9,680        104,815         10,978        108,568
Corporate debt securities                         72,672            50         87,130            190        103,075            367
Mortgage-backed securities                        92,176         6,420        113,484         17,038        130,569         19,365
Equity securities                                 24,666            --         21,970             --         18,357             --
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                     $573,576       $83,102       $532,748       $126,022       $544,449       $154,664
====================================================================================================================================

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

TABLE 7--Investment Securities

The following table shows the maturities of investment securities at fair value and amortized cost as of December 31, 1997, and the weighted average yields of such securities. Those securities that do not have a single maturity date are shown in total. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

------------------------------------------------------------------------------------------------------------------------------------
                                                Within     After 1 Year but   After 5 Years but          After
Dollars in thousands                            1 Year       within 5 Years     within 10 Years        10 Year               Total
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury
  Fair value                                   $54,301             $ 64,038             $ 1,285             --            $119,624
  Amortized cost                                54,196               63,578               1,198             --             118,972
  Yield                                           5.9%                 6.1%                7.1%             --                6.0%
U.S. Government agencies
  Fair value                                   $13,918             $182,897            $ 26,179        $ 9,244            $232,238
  Amortized cost                                13,928              182,460              26,096          8,926             231,410
  Yield                                           5.8%                 6.5%                6.8%           7.7%                6.5%
Corporate debt securities
  Fair value                                   $39,140             $ 31,885            $  1,547        $   100            $ 72,672
  Amortized cost                                39,043               31,520               1,471            102              72,136
  Yield                                           6.4%                 6.8%                7.5%           4.6%                6.6%
Mortgage-backed securities
  Fair value                                   $ 3,892             $ 42,964            $  9,631        $35,689            $ 92,176
  Amortized cost                                 3,884               42,852               9,516         35,443              91,695
  Yield                                           6.5%                 6.6%                6.8%           6.7%                6.6%
Equity securities
  Fair value                                        --                   --                  --             --            $ 24,666
  Amortized cost                                    --                   --                  --             --              21,800
  Yield                                             --                   --                  --             --                6.8%
State and municipal
  Fair value                                   $ 2,353             $ 21,619            $  4,198        $ 4,030            $ 32,200
  Amortized cost                                 2,348               21,230               4,007          3,885              31,470
  Yield                                           7.0%                 7.2%                8.1%           5.9%                7.1%


Held-to-Maturity:
U.S. Government agencies
  Fair value                                   $   250             $    500                  --             --            $    750
  Amortized cost                                   250                  500                  --             --                 750
  Yield                                           5.4%                 5.9%                  --             --                5.7%
Corporate debt securities
  Fair value                                   $    25             $     25                  --             --            $     50
  Amortized cost                                    25                   25                  --             --                  50
  Yield                                           7.9%                 7.9%                  --             --                7.9%
Mortgage-backed securities
  Fair value                                        --             $  6,444                  --             --            $  6,444
  Amortized cost                                    --                6,420                  --             --               6,420
  Yield                                             --                 6.5%                  --             --                6.5%
State and municipal
  Fair value                                   $18,504             $ 51,721            $  1,155        $ 5,359            $ 76,739
  Amortized cost                                18,468               50,969               1,136          5,309              75,882
  Yield                                           6.2%                 7.0%               10.8%           8.9%                7.0%

Total Securities
  Fair value                                                                                                              $657,559
  Amortized cost                                                                                                           650,585
  Yield                                                                                                                       6.5%

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
TABLE 8--Loan and Lease Portfolio
--------------------------------------------------------------------------------------------------------------
At December 31                                             1997                               1996
--------------------------------------------------------------------------------------------------------------
                                                               Percentage                       Percentage
                                                               of Loans to                      of Loans to
Dollars in thousands                                Amount     Total Loans        Amount        Total Loans
--------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural          $  303,587        11.8%       $  249,886          10.6%
Real estate--construction                           225,971         8.8           226,920           9.7
Real estate--mortgage                             1,664,240        64.8         1,539,898          65.5
Consumer                                            311,393        12.1           278,527          11.9
Leases                                               64,422         2.5            54,545           2.3
--------------------------------------------------------------------------------------------------------------
Total                                            $2,569,613       100.0%       $2,349,776         100.0%
==============================================================================================================

TABLE 9--Loan Maturity and Interest Sensitivity
--------------------------------------------------------------------------------------------------------------
At December 31
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------------------------------------
                                                  Under One       One to Five        Over Five
Maturity                                               Year             Years            Years       Total
--------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural            $151,982          $ 79,551          $72,054    $303,587
Real estate-construction                            174,068            39,614           12,289     225,971
--------------------------------------------------------------------------------------------------------------
                                                   $326,050          $119,165          $84,343    $529,558
==============================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
  Variable rate                                                                                   $ 92,011
  Fixed rate                                                                                       111,497
--------------------------------------------------------------------------------------------------------------
                                                                                                  $203,508
==============================================================================================================

TABLE 10--Allocation of Allowance for Loan and Lease Losses
--------------------------------------------------------------------------------------------------------------
At December 31
--------------------------------------------------------------------------------------------------------------
Dollars in thousands                                       1997        1996        1995       1994        1993
--------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                 $ 4,402     $ 3,980     $ 4,213    $ 4,003     $ 3,828
Real estate-construction                                  5,994       5,810       2,480      3,262       3,381
Real estate--mortgage                                     7,570       7,505       7,013      6,276       4,460
Consumer                                                  4,873       4,618       3,407      3,572       3,185
Leases                                                    1,125       1,097         602        453         303
Unused commitments                                        2,548       1,647       2,058      1,515          --
Unallocated                                               8,038       9,143       9,504      6,329       8,171
--------------------------------------------------------------------------------------------------------------
Total                                                   $34,550     $33,800     $29,277    $25,410     $23,328
==============================================================================================================

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                  1995                               1994                                1993
--------------------------------------------------------------------------------------------------------------
                     Percentage                         Percentage                          Percentage
                    of Loans to                        of Loans to                         of Loans to
       Amount       Total Loans          Amount        Total Loans           Amount        Total Loans
--------------------------------------------------------------------------------------------------------------
    $ 234,411             12.7%      $  210,415              13.4%      $   194,561              13.8%
      187,543             10.2           92,793               5.9            87,343               6.2
    1,150,722             62.3        1,006,310              63.9           898,632              63.7
      251,929             13.6          249,027              15.8           209,196              14.8
       22,791              1.2           15,967               1.0            20,543               1.5
--------------------------------------------------------------------------------------------------------------
   $1,847,396            100.0%      $1,574,512             100.0%       $1,410,275             100.0%
==============================================================================================================

TABLE 11--Loan Concentrations
Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, and Maryland. At December 31, 1997, Susquehanna's portfolio included the following concentrations:

------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total       As a % of    % Nonperforming
Dollars in thousands                  Permanent    Construction     All Other        Amount     Total Loans   in each category
------------------------------------------------------------------------------------------------------------------------------
Housing developments                   $ 55,993        $207,305       $ 9,227      $272,525            10.6              2.8
Office buildings and warehouses         106,003           4,215         9,578       119,796             4.7              0.2
Retailing                                22,959              --        61,670        84,629             3.3              0.0
Agriculture                              36,416             471        20,490        57,377             2.2              0.0
Manufacturing                            15,641              79        14,938        30,658             1.2              0.4
Hotels/motels                            27,119              --        10,709        37,828             1.5              0.0

Deposits
Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms; interest-bearing demand accounts; savings accounts; and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100 thousand or more as a principal source of funds, as they represent less than 6% of total deposits. Table 13 presents a breakdown of maturities of time deposits of $100 thousand or more as of December 31, 1997.

Market Risks

The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risk are significant to Susquehanna.


   Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 1997, Susquehanna subsidiary banks and savings bank have an unused line of credit available to them from the Federal Home Loan Bank totaling $420 million.


TABLE 12--Average Deposit Balances

-------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------
Year ended December 31                      1997          1996            1995
-------------------------------------------------------------------------------
Demand deposits                       $  329,303    $  310,001      $  278,032
Interest-bearing
  demand deposits                        767,549       714,442         526,144
Savings deposits                         432,600       436,578         420,263
Time deposits                          1,245,766     1,252,280         992,200
-------------------------------------------------------------------------------
Total                                 $2,775,218    $2,713,301      $2,216,639
===============================================================================

TABLE 13--Deposit Maturity

Maturity of time deposits of $100 or more at
December 31, 1997
------------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------------
Three months or less                                                 $ 58,466
Over three months through six months                                   24,497
Over six months through twelve months                                  32,522
Over twelve months                                                     48,739
------------------------------------------------------------------------------
Total                                                                $164,224
==============================================================================

TABLE 14--Balance Sheet Gap Analysis

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1997                                   1--3            3--12              1--3           Over 3
Dollars in thousands                                 months           months             years            years             Total
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                           $   41,750       $      100                                           $   41,850
Investments                                          49,743          115,761           193,191          297,983           656,678
Loans and leases, net of unearned income          1,569,147          377,354           330,668          292,444         2,569,613
-----------------------------------------------------------------------------------------------------------------------------------
Total                                            $1,660,640       $  493,215         $ 523,859        $ 590,427        $3,268,141
===================================================================================================================================
Liabilities
Interest-bearing demand                          $  501,873       $   98,123         $ 103,078         $ 99,056        $  802,130
Savings                                             318,536          106,179                                              424,715
Time                                                297,929          396,660           210,923          202,693         1,108,205
Time in denominations of $100 or more                58,466           57,019            24,385           24,354           164,224
Short-term borrowings                               101,930            1,393                                              103,323
Long-term debt                                       35,004            5,014             6,978          134,892           181,888
-----------------------------------------------------------------------------------------------------------------------------------
Total                                            $1,313,738       $  664,388         $ 345,364         $460,995        $2,784,485
===================================================================================================================================
Interest Sensitivity Gap
 Periodic                                        $  346,902       $ (171,173)        $ 178,495         $129,432
 Cumulative                                                          175,729           354,224          483,656
Cumulative gap as a percentage of
 earning assets                                          11%               5%               11%              15%

   However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $132 million at December 31, 1997. These maturing investments represent 20% of total investment securities. Short-term investments amounted to $42 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

   Closely related to the management of liquidity is the management of interest rate risk, which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

   Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at management's discretion--strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.

   Table 14 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 1997. These estimates include anticipated paydowns on mortgage-backed securities and certain assumptions regarding core deposits. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability-sensitive. An asset-sensitive institution will generally benefit from rising rates, and a liability-sensitive institution will generally benefit from declining rates. Susquehanna currently has a positive gap position (asset-sensitive) at one year and, therefore, would be negatively affected by a decline in interest rates. However, as noted in Table 16, a decline in interest rates would not have a significant effect on the net interest margin of Susquehanna.

   In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report prepared for Susquehanna by independent third-party consultants based on information provided by Susquehanna which measures Susquehanna's exposure to interest rate risk. The model calculates the income effect and the present value of assets, liabilities, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The income effect and present value of each major category of financial instrument is calculated by the model using estimated cash flows based on prepayments, early withdrawals, and weighted average contractual rates and terms. For present value calculations, the model also considers discount rates for similar financial instruments. The resulting present value of longer-term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

   A substantial portion of Susquehanna's loans and mortgage-backed securities are residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate, the interest rate on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short-term and long-term interest rates. Since a significant portion of Susquehanna's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels, relative to short-term interest rates, making fixed-rate loans more desirable.

   Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

   Susquehanna's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changing in the different indices resulting in disproportionate changes in the value of, and the net earnings generated from, Susquehanna's financial instruments. Each index is unique and influenced by different external factors; therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

TABLE 15--Balance Sheet Shock Analysis

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Base
At December 31, 1997                                                                        Present
Dollars in thousands                                           --2%            --1%           Value             1%             2%
-----------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and due from banks                                 $    97,353     $    97,344     $    97,341    $    97,334    $    97,331
Short-term investments                                       41,851          41,848          41,850         41,849         41,849
Investment securities:
   Held-to-maturity                                          89,760          86,816          83,983         81,293         78,720
   Available-for-sale                                       601,451         588,049         573,576        559,557        545,626
Loans net of unearned income                              2,622,611       2,603,339       2,582,782      2,562,610      2,542,662
Other assets                                                190,454         190,454         190,454        190,454        190,454
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $ 3,643,480     $ 3,607,850     $ 3,569,986    $ 3,533,097    $ 3,496,642
===================================================================================================================================
Liabilities
Deposits:
   Non-interest bearing                                 $   340,150     $   337,140     $   334,327    $   331,624    $   328,574
   Interest-bearing                                       2,555,350       2,530,269       2,505,820      2,482,328      2,459,502
Short-term borrowings                                       103,337         103,330         103,323        103,316        103,309
Long-term debt                                              201,902         192,191         183,112        174,620        166,672
Other liabilities                                            50,890          46,334          41,721         36,646         31,909
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                         3,251,629       3,209,264       3,168,303      3,128,534      3,089,966
Total economic equity                                       391,851         398,586         401,683        404,563        406,676
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                            $ 3,643,480     $ 3,607,850     $ 3,569,986    $ 3,533,097    $ 3,496,642
===================================================================================================================================
Economic equity ratio                                           11%             11%             11%            11%            12%
Value at risk                                           $    (9,832)    $    (3,097)             --    $     2,880    $     4,993
Percent value at risk                                          --2%            --1%              --             1%             1%


TABLE 16--Net Interest Income Shock Analysis

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Base
At December 31, 1997                                                                       Present
Dollars in thousands                                             --2%          --1%          Value              1%             2%
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Short-term investments                                   $   1,821     $   2,352      $   2,882       $   3,411      $   3,942
   Investments                                                 37,381        38,340         39,168          39,983         40,753
   Loans and leases                                           197,597       212,818        227,654         242,408        257,072
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                         236,799       253,510        269,704         285,802        301,767
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Interest-bearing demand and savings                          4,833        14,359         23,746          32,997         42,114
   Time                                                        70,411        74,946         79,410          83,849         88,416
   Short-term borrowings                                        3,882         4,975          6,069           7,162          8,255
   Long-term debt                                              11,258        11,299         11,340          11,381         11,422
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         90,384       105,579        120,565         135,389        150,207
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         $ 146,415     $ 147,931      $ 149,139       $ 150,413      $ 151,560
===================================================================================================================================
Net interest income at risk                                 $  (2,724)    $  (1,208)            --       $   1,274      $   2,421
Percent net interest income at risk                              --2%          --1%             --              1%             2%

   Tables 15 and 16 reflect the estimated income effect and present value of assets, liabilities, and equity calculated using certain assumptions determined by Susquehanna as of December 31, 1997, at current interest rates and at hypothetical higher and lower interest rates of one and two percent. As noted in Table 15, the economic equity at risk is only two percent at an interest rate change of minus two percent, while Table 16 discloses that net interest income at risk is also only two percent at an interest rate change of minus two percent. Consequently, Susquehanna's exposure to interest rate risk is not considered significant.

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

   The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of Susquehanna's philosophy. Table 17 illustrates these capital ratios for each bank and savings bank subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking and savings bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered "well capitalized" under regulatory guidelines.

Impact of the Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of Susquehanna's computer systems that have date-sensitive software or date-sensitive hardware may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

   Based on an ongoing assessment, Susquehanna determined that it will be required to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Susquehanna presently believes that, as a result of modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material adverse impact on the operations of Susquehanna.

   Susquehanna has initiated formal communications with all of its vendors and large commercial customers to determine the extent to which Susquehanna is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Susquehanna's estimated Year 2000 project costs include the costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information.

-------------------------------------------------------------------------------

TABLE 17--Capital Adequacy

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Tier I Capital              Total Capital               Leverage
                                                                       Ratio (A)                  Ratio (B)              Ratio (C)
-----------------------------------------------------------------------------------------------------------------------------------
Required Ratio                                                             4.00%                      8.00%                  4.00%
Citizens National Bank                                                    13.33                      14.37                   9.06
Equity National Bank                                                       8.87                      10.12                   5.64
Farmers First Bank                                                        15.31                      16.57                  12.49
Farmers National Bank                                                     17.64                      18.54                  10.53
Farmers and Merchants Bank & Trust                                        10.85                      11.97                   7.81
First National Trust Bank                                                 12.38                      13.49                   8.82
Founders' Bank                                                             9.33                      10.59                   7.78
Susquehanna Bank                                                          11.45                      16.83                   8.06
Williamsport National Bank                                                18.68                      19.93                  13.32
Total Susquehanna                                                         12.11%                     15.33%                  8.83%
===================================================================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.

   For significant vendors, Susquehanna will validate that they are Year 2000 compliant by December 31, 1998, or make plans to switch to a new vendor or system that is compliant. For insignificant vendors, Susquehanna will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by December 31, 1998, Susquehanna will seek a new vendor or system that is compliant. For large commercial loan customers, Susquehanna will take appropriate action based upon the customer's response.

    Susquehanna will utilize both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, Susquehanna will also be converting all its major data processing systems, both hardware and software, to current technology. Susquehanna plans to complete both the Year 2000 and systems conversion projects within eighteen months, or no later than June 30, 1999, for all critical systems. The total cost of the Year 2000 and systems conversion projects is estimated at $10 million. Of the total project's cost, approximately $7 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3 million will be expensed as incurred over the next eighteen months. These costs are not expected to have a material effect on the results of operations of Susquehanna.

   The costs of the projects and the date on which Susquehanna plans to complete both the Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

   On April 1, 1995, Susquehanna completed the acquisition of Atlanfed Bancorp, Inc. ("Atlanfed"), issuing 1,199,333 common shares (prior to Susquehanna's stock split) for all of Atlanfed's outstanding shares. Total assets of Atlanfed at the acquisition date were $255 million. Deposits totaled $179 million; loans outstanding were $189 million; and stockholders' equity was $22.6 million. The transaction was treated as a pooling-of-interests and Susquehanna's financial results for all reported periods are restated to include Atlanfed's financial results.

   On April 21, 1995, Susquehanna completed acquisition of Reisterstown. acquiring all of the assets and assuming all the liabilities of Reisterstown for $28.6 million. Accordingly, the transaction was treated under the purchase method of accounting, whereby all the financial results are included with Susquehanna from April 21 forward. The loans acquired totaled $201 million, total assets were $248 million, and deposits were $210 million. The excess purchase price of $12.7 million will be amortized over 15 years.

   On December 22, 1995, Susquehanna closed a public common equity offering of 1,300,000 shares (prior to the stock split) at $26.50 per share, netting $32.6 million after

-------------------------------------------------------------------------------
underwriting commissions and expenses. The proceeds from the offering were used as part of the purchase price to acquire Fairfax Financial Corporation ("Fairfax").

   On January 2,1996, the underwriters exercised their 15% over-allotment option, and another 195,000 shares (prior to Susquehanna's stock split) of Susquehanna's common stock were issued to the public. The net proceeds to Susquehanna after underwriting commissions were $4.9 million and were used as part of the purchase price to acquire Fairfax.

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

   In the third quarter of 1996, Susquehanna's earnings were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflects SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. However, going forward, annual SAIF deposit premiums for well-capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000, when the Bank Insurance Fund and SAIF are combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a pay-back period of approximately four years to recover the one-time special assessment.

   Susquehanna's net income for the year ended December 31, 1996, increased to $31.2 million, or 10% above 1995 net income of $28.3 million, despite a one-time special pre-tax charge of $5.5 million assessed by the federal government to recapitalize the SAIF of the FDIC in the third quarter of 1996. Excluding the SAIF special charge, net income would have increased 22%, from $28.3 million in 1995 to $34.5 million in 1996.

   Basic earnings per common share were $1.42 ($1.57 adjusted for the SAIF special charge) in 1996 compared to $1.43 in 1995. Excluding the SAIF special charge, ROA and ROE increased from 1.07% and 11.34%, respectively, in 1995 to 1.16% and 13.90%, respectively, in 1996.

   During 1995 and 1996, Susquehanna acquired Reisterstown Federal Savings Bank and Fairfax Savings Bank under the purchase method of accounting. These purchase transactions created goodwill of $34 million which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings.

   For 1996, tangible net income, earnings per share, ROA, and ROE were $34.0 million, $1.55, 1.06%, and 12.66%, respectively, compared to actual net income, earnings per share, ROA, and ROE of $31.2 million, $1.42, 0.96%, and 10.25%, respectively. Tangible net income, earnings per share, ROA, and ROE for 1996, excluding the SAIF special charge, were $37.3 million, $1.70, 1.16%, and 13.90%, respectively, compared to 1995 tangible net income, earnings per share, ROA, and ROE of $29.5 million, $1.50, 1.12%, and 12.63%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital.

   The $2.9 million, or 10%, increase in net income from $28.3 in 1995 to $31.2 million in 1996 was primarily the result of the Fairfax and Reisterstown acquisitions and lower commercial bank FDIC insurance premiums offset by the one-time SAIF special assessment.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

         The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                                                  Page Reference
                                                                                                  --------------
         Consolidated Balance Sheets at December 31, 1997 and 1996...............................       41

         Consolidated Statements of Income for the years ended
                December 31, 1997, 1996, and 1995................................................       42

          Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996, and 1995................................................       43

          Consolidated Statements of Changes in Stockholders' Equity
                for the years ended December 31, 1997, 1996, and 1995............................       44

          Notes to Consolidated Financial Statements.............................................       45 - 60

          Report of Independent Accountants......................................................       61

          Summary of Quarterly Financial Data....................................................       62

Susquehanna Bancshares, Inc. and subsidiaries

                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                  1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                $   97,341            $   106,840
Short-term investments                                                                     41,850                103,125
Investment securities available-for-sale                                                  573,576                532,748
Investment securities held-to-maturity (Fair values of $83,983 and $127,021)               83,102                126,022
Loans and leases, net of unearned income                                                2,569,613              2,349,776
Less: Allowance for loan and lease losses                                                  34,550                 33,800
------------------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                    2,535,063              2,315,976
------------------------------------------------------------------------------------------------------------------------------------
Premises & equipment (net)                                                                 47,185                 43,931
Accrued income receivable                                                                  22,234                 21,824
Other assets                                                                              124,536                 84,651
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $3,524,887             $3,335,117
====================================================================================================================================

Liabilities
Deposits:
   Noninterest-bearing                                                                 $  351,943              $ 337,651
   Interest-bearing                                                                     2,499,274              2,416,467
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                          2,851,217              2,754,118
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                     103,323                100,650
Long-term debt                                                                            181,888                120,368
Other liabilities                                                                          41,721                 46,685
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       3,178,149              3,021,821
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 18)

Stockholders' Equity
Preferred stock, $1.80 series A cumulative convertible (no par value) authorized
   5,000,000 shares; issued and outstanding--none                                              --                     --
Common stock ($2.00 par value) authorized 32,000,000 shares;
   issued: 22,585,416 and 14,665,471 at December 31, 1997 and
 1996, respectively                                                                        45,171                 29,331
Surplus                                                                                    77,519                 85,165
Retained earnings                                                                         220,491                197,765
Unrealized gains for available-for-sale securities, net of taxes of
 $2,381 and $709 at December 31, 1997 and 1996, respectively                                3,712                  1,190
Less: Treasury stock (30,454 and 20,303 common shares at cost
 at December 31, 1997 and 1996, respectively)                                                 155                    155
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                346,738                313,296
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                                               $3,524,887             $3,335,117
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
    Susquehanna Banchares, Inc. and subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                              1997                1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest & fees on loans and leases                                             $221,762            $207,745             $163,862
Interest on investment securities                                                 38,751              40,830               39,215
Interest on short-term investments                                                 3,587               4,078                3,473
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                            264,100             252,653              206,550
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits                                                             103,275             100,611               79,255
Interest on short-term borrowings                                                  4,323               3,287                3,436
Interest on long-term debt                                                        10,849               9,156                7,153
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           118,447             113,054               89,844
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              145,653             139,599              116,706
Provision for loan and lease losses                                                4,557               4,807                5,164
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                    141,096             134,792              111,542
-----------------------------------------------------------------------------------------------------------------------------------
Other Income
Service charges on deposit accounts                                                6,644               6,288                5,577
Other service charges, commissions, and fees                                       3,511               2,368                1,294
Income from fiduciary-related activities                                           3,675               3,248                2,974
Gain on sale of mortgages                                                          2,820               3,349                  804
Other operating income                                                             6,962               6,780                6,397
Investment security gains/(losses)                                                   142                 190                   90
-----------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                23,754              22,223               17,136
-----------------------------------------------------------------------------------------------------------------------------------
Other Expenses
Salaries and employee benefits                                                    57,451              55,107               46,070
Net occupancy expense                                                              7,742               7,698                6,369
Furniture and equipment expense                                                    5,537               5,512                4,571
FDIC insurance                                                                       738               7,178                2,980
Other operating expenses                                                          34,560              35,046               28,326
-----------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                             106,028             110,541               88,316
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        58,822              46,474               40,362
Provision for income taxes                                                        18,620              15,291               12,110
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $ 40,202            $ 31,183             $ 28,252
===================================================================================================================================
Per share information:
  Basic earnings                                                                $   1.81            $   1.42             $   1.43
  Diluted earnings                                                                  1.80                1.42                 1.43
  Cash dividends                                                                    0.82                0.78                 0.73
Average shares outstanding:
  Basic                                                                           22,257              21,938               19,708
  Diluted                                                                         22,330              21,944               19,708
===================================================================================================================================

Prior year's amounts adjusted for the three-for-two stock split in July 1997. The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
    Susquehanna Bancshares, Inc. and subsidiaries
         CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Dollars in thousands


----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                          1997           1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                  $ 40,202     $   31,183     $  28,252
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, amortization, and accretion                                                   11,081         10,875         9,895
  Provision for loan and lease losses                                                          4,557          4,807         5,164
  Deferred taxes                                                                               4,600            216          (410)
  Loss/(gain) on securities transactions                                                        (142)          (190)          (90)
  Gain on sale of loans                                                                       (2,820)        (3,534)       (1,564)
  Loss/(gain) on sale of other real estate                                                      (328)          (300)         (287)
  Mortgage loans originated for resale                                                      (155,138)      (204,986)      (73,117)
  Sale of mortgage loans originated for resale                                               150,932        204,819       101,731
  (Increase)/decrease in accrued interest receivable                                            (410)          (330)         (199)
  Increase/(decrease) in accrued interest payable                                              2,212            948           138
  (Decrease)/increase in accrued expenses and taxes payable                                   (1,757)         2,584         1,706
  Change in fiscal year of pooled entity                                                          --             --          (381)
  Other, net                                                                                    (974)          (395)        1,469
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     52,015         45,697        72,307
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from the sale of available-for-sale securities                                       64,369         42,107        47,186
Proceeds from the maturity of investment securities                                          248,884        189,044       174,912
Purchase of available-for-sale securities                                                   (287,123)      (149,602)     (188,061)
Purchase of held-to-maturity securities                                                       (1,373)       (26,423)      (25,950)
(Increase)/decrease in loans and leases                                                     (144,582)      (109,610)      (99,206)
Capital expenditures                                                                          (7,142)        (7,469)       (7,277)
Net cash and cash equivalents acquired in acquisition                                          3,579        (31,298)      (17,517)
Purchase of Bank-Owned Life Insurance                                                        (50,000)            --            --
Change in fiscal year of pooled entity                                                            --             --            81
Other, net                                                                                        --            256           107
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (173,388)       (92,995)     (115,725)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase/(decrease) in deposits                                                            7,517         22,151        79,493
Net increase/(decrease) in short-term borrowings                                               2,673         31,218       (13,859)
Proceeds from issuance of long-term debt                                                      75,000         40,000        55,122
Repayment of long-term debt                                                                  (17,355)       (18,366)      (19,439)
Proceeds from issuance of common stock                                                           619          5,945        33,543
Dividends paid                                                                               (17,812)       (15,855)      (12,859)
Change in fiscal year of pooled entity                                                            --             --           177
Other, net                                                                                       (43)            --            --
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used for)/provided by financing activities                                          50,599         65,093       122,178
----------------------------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                                         (70,774)        17,795        78,760
Cash and cash equivalents at January 1                                                       209,965        192,170       113,410
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                                    $139,191     $  209,965     $ 192,170
==================================================================================================================================
Cash and cash equivalents:
  Cash and due from banks                                                                   $ 97,341     $  106,840     $  94,816
 Short-term investments                                                                       41,850        103,125        97,354
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                                    $139,191     $  209,965     $ 192,170
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
    Susquehanna Bancshares, Inc. and subsidiaries
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Unrealized
  Dollars in thousands                        Preferred     Common                 Retained     Gain/(Loss)  Treasury      Total
   except per share data                          Stock      Stock     Surplus     Earnings     Securities      Stock      Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                         $  --     $26,294     $49,555    $ 167,425        $(8,137)    $ (373)   $234,764
Net income                                                                           28,252                                28,252
Change in fiscal year of pooled entity                                    (623)        (381)           (44)                (1,048)
Stock issued under employee benefit plans                       16         874                                     50         940
Stock issued in public offering                              2,600      30,003                                             32,603
Unrealized gain on securities                                                                       11,257                 11,257
Cash dividends declared:
  By pooled entity                                                                     (381)                                 (381)
  Per common share of $0.73                                                         (12,478)                              (12,478)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          --      28,910      79,809       182,437         3,076       (323)    293,909
Net income                                                                            31,183                               31,183
Stock issued under employee benefit plans                       31         810                                    168       1,009
Stock issued in public offering                                390       4,546                                              4,936
Change in unrealized gain on securities                                                             (1,886)                (1,886)
Cash dividends declared:
  By pooled entity                                                                     (455)                                (455)
  Per common share of $0.78                                                         (15,400)                             (15,400)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          --      29,331      85,165      197,765          1,190       (155)    313,296
Net income                                                                           40,202                                40,202
Stock issued under employee benefit plans                       50         569                                                619
Effect of three-for-two stock split                         14,669     (14,707)                                               (38)
Acquisition of Founders' Bank                                1,121       6,497          336           (194)                 7,760
Change in unrealized gain on securities                                                              2,716                  2,716
Cash paid for fractional shares of
  acquired entities                                                         (5)                                                (5)
Cash dividends declared:
  By pooled entity                                                                     (113)                                 (113)
  Per common share of $0.82                                                         (17,699)                              (17,699)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         $--      $45,171    $77,519     $220,491         $3,712     $ (155)   $346,738
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Common Shares Outstanding                                              Common
                                                                        Stock
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                           13,098,066
Stock issued under employee benefit plans                              14,758
Stock issued in public offering                                     1,300,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                         14,412,824
Stock issued under employee benefit plans                              37,344
Stock issued in public offering                                       195,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                         14,645,168
Stock issued under employee benefit plans                              24,997
Effect of three-for-two stock split                                 7,324,443
Acquisition of Founders' Bank                                         560,354
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                         22,554,962
==================================================================================================================================

Dividends per share have been adjusted to reflect the three-for-two stock split. The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

(Dollars in thousands, except as noted and per share data)

--------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (Susquehanna) conform to generally accepted accounting principles and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Farmers First Bank ("Farmers"), Farmers & Merchants Bank and Trust ("F&M"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares East, Inc. and subsidiaries ("Susquehanna East"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South"), Susque-Bancshares Life Insurance Co. ("SBLIC") and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), as of and for the years ended December 31, 1997, 1996, and 1995. All material intercompany transactions have been eliminated.

   Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a multi-financial institution which operates eight commercial banks and one savings bank based upon the sound principles of super-community banking. These subsidiaries provide financial services from 124 branches located in central and south-central Pennsylvania, central and western Maryland, and southern New Jersey. In addition, Susquehanna operates two non-bank subsidiaries which provide leasing and insurance services. Susquehanna's primary source of revenue is derived from loans to customers, who are predominately small- and middle-market businesses and middle-income individuals.

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

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $35,530 and $37,821 at December 31, 1997 and 1996, respectively.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with original maturities of three months or less.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was S116,235 in 1997, $112,106 in 1996, and $86,706 in 1995. Income taxes paid were $16,434 in 1997, $14,304 in 1996, and
$12,172 in 1995. Amounts transferred to other real estate owned were $5,408 in 1997, $7,747 in 1996, and $5,489 in 1995.

   On April 21, 1995, Susquehanna acquired Reisterstown Holdings, Inc., Reisterstown, Md., for $28,640. At the time of the acquisition, loans acquired were $201,182; investment securities, $26,798; and deposits, $209,819.

   On February 1,1996, Susquehanna acquired Fairfax Financial Corporation, Baltimore, Md., for $62,725. At the time of the acquisition, loans acquired were $401,658; investment securities, $19,467; and deposits, $396,390.

   On July 30, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, Pa., using the pooling-of-interests method. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated results and therefore, prior periods were not restated.

Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 1997 or 1996. Investments for which management has the intent and Susquehanna has the ability to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of shareholders' equity.

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

Allowance for Loan and Lease Losses. The loan and lease loss provision charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan and lease portfolio. Loan and lease losses are charged directly against the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

allowance for loan and lease losses, and recoveries on previously charged-off loan and leases are added to the allowance.

   Susquehanna adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Number 118, on January 1, 1996 (collectively "the Statements"). The adoption of the Statements did not have a material effect on Susquehanna's allowance for loan and lease losses or result in an additional provision for loan and lease losses at January 1, 1995. Susquehanna considers a loan to be impaired. based upon current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principle or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans are collectively evaluated for impairment and, therefore, are not subject to the Statements. Management has established a smaller dollar-value threshold of $100 for commercial loans. Commercial loans exceeding this threshold are evaluated in accordance with the Statements. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

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

Depreciable Assets. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: Buildings, 40 years; and furniture and equipment, 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gain or loss on disposition is reflected in operations.

   Long-lived assets and certain intangible assets are evaluated for impairment using guidance provided by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which was adopted on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS 121 had no effect on Susquehanna's financial condition or results of operations, as Susquehanna has historically applied the principles of SFAS 121 to its financial statements and notes.

Other Real Estate. Other real estate property acquired through foreclosure or other means, is recorded at the lower of its carrying value, or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Interest Income on Loans and Leases. Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Interest income on installment loans is recorded on the sum-of-the-years digits method and the actuarial method. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans.

   Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. Consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due, unless such loans are in the process of collection. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

not have a material effect on Susquehanna's financial condition or results of operations.

Stock Option Plan. On January 1,1996, Susquehanna adopted the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair-value based method of accounting for stock options or an intrinsic-value-based method with fair-value-based pro forma disclosures. Susquehanna has elected the intrinsic-value-based method, but had Susquehanna elected the fair-value-based method, it would not have had a material effect on Susquehanna's financial condition or results of operations.

Earnings Per Share. Susquehanna has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), in 1997. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share.

   On May 29, 1997, Susquehanna announced a three-for-two stock split in the form of a 50% stock dividend on its common stock. The stock split was distributed on July 2, 1997, to common shareholders of record June 10, 1997. All share, per share, and option data in these financial statements have been adjusted to give effect to the stock split.

Recent Accounting Pronouncements. The Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") was adopted in 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components, which includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. As SFAS 130 is for disclosure purposes only, the adoption of SFAS 130 will not have a material effect on Susquehanna's financial condition or results of operations.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), in 1997. SFAS 131 establishes standards for disclosures about products, services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have a material effect on Susquehanna's financial condition or results of operations.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosure About Pensions and other Post-retirement Benefits" ("SFAS 132"), in January 1998. SFAS 132 revises current note disclosure requirements for employers' pensions and other retiree benefits. It does not address recognition or measurement issues. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 132 will not have a material effect on Susquehanna's financial condition or results of operations.


--------------------------------------------------------------------------------

2. Completed Acquisitions

On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date. Susquehanna issued one share (prior to the split) of common stock to the shareholders of AI for each of the 771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI for all periods presented.

   Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock (prior to the split) to the shareholders of FBC, based on an exchange ratio of 2.281 shares (prior to the split) of Susquehanna common stock for each outstanding share of FBC.

   The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

   Previously reported information has been restated as follows:

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       1996
----------------------------------------------------------------------------------------------------------------------------------
                                                   Susquehanna                  Al                  FBC         Susquehanna
                                                   As Reported         As Reported          As Reported            Restated
Net interest income                                   $128,697              $7,251               $3,651            $139,599
Provision for loan and lease losses                      4,599                 163                   45               4,807
Other income                                            21,344                 645                  234              22,223
Other expense                                          100,816               7,007                2,718             110,541
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                     44,626                 726                1,122               46,474
Taxes                                                   14,650                 285                  356               15,291
----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $ 29,976               $ 441                $ 766             $ 31,183
==================================================================================================================================

Earnings per share:              Basic                 $  1.52                                                      $  1.42
                                 Diluted               $  1.52                                                      $  1.42
Average shares outstanding:      Basic                  19,741               1,158                1,039              21,938
                                 Diluted                19,747               1,158                1,039              21,944

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     1995
----------------------------------------------------------------------------------------------------------------------------------
                                                   Susquehanna                  AI                  FBC          Susquehanna
                                                   As Reported         As Reported          As Reported             Restated
Net interest income                                   $107,209              $5,909               $3,588             $116,706
Provision for loan and lease losses                      4,994                 115                   55                5,164
Other income                                            16,080                 809                  247               17,136
Other expense                                           80,911               5,189                2,216               88,316
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                     37,384               1,414                1,564               40,362
Taxes                                                   11,367                 360                  383               12,110
----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $ 26,017              $1,054               $1,181             $ 28,252
==================================================================================================================================

Earnings per share:              Basic                 $  1.49                                                      $  1.43
                                 Diluted               $  1.49                                                      $  1.43
Average shares outstanding:      Basic                  17,511               1,158                1,039              19,708
                                 Diluted                17,511               1,158                1,039              19,708

On July 30, 1997, Susquehanna completed its acquisition of Founders' Bank, Bryn Mawr, Pa., ("Founders' "). Under the terms of the agreement, Susquehanna issued 560,354 shares of common stock to the shareholders of Founders' based on exchange ratio of 0.566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, Susquehanna's prior period consolidated financial statements have not been restated for Founders'.

--------------------------------------------------------------------------------

3. Short-Term Investments

The book value of short-term investments and weighted average interest rates on December 31, 1997 and 1996 were as follows:

                                      1997            1996
----------------------------------------------------------------
                                  Book             Book
                                 Value   Rates    Value  Rates

 Interest-bearing deposits
   in other banks              $14,109   5.53% $ 26,973   6.63%
 Federal funds sold             18,576   6.22    46,873   6.28
 Commercial paper                   --     --    24,993   5.32
 Money market funds              9,165   5.17     4,286   5.08
 --------------------------------------------------------------
 Total                         $41,850         $103,125
 ==============================================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
4.  Investment Securities

The amortized cost and fair values of investment securities at December 31, 1997 and 1996, are as follows:
--------------------------------------------------------------------------------

                                             Gross          Gross         Gross
                                         Amortized     Unrealized    Unrealized           Fair
At December 31, 1997                          Cost          Gains        Losses          Value
Available-for-Sale:
   U.S. Treasury                          $118,972         $  692        $   40       $119,624
   U.S. Government agencies                231,410          1,071           243        232,238
   State and municipal                      31,470            733             3         32,200
   Corporate debt securities                72,136            549            13         72,672
   Mortgage-backed securities               91,695            559            78         92,176
   Equity securities                        21,800          2,868             2         24,666
---------------------------------------------------------------------------------------------------
                                          $567,483         $6,472        $  379       $573,576
---------------------------------------------------------------------------------------------------
Held-to-Maturity:
   U.S. Treasury                          $    750         $    0        $    0       $    750
   U.S. Government agencies                      0              0             0              0
   State and municipal                      75,882            896            39         76,739
   Corporate debt securities                    50              0             0             50
   Mortgage-backed securities                6,420             24             0          6,444
---------------------------------------------------------------------------------------------------
                                          $ 83,102         $  920        $   39       $ 83,983
---------------------------------------------------------------------------------------------------
Total investment securities               $650,585         $7,392        $  418       $657,559
===================================================================================================

At December 31, 1996
---------------------------------------------------------------------------------------------------
Available-for-Sale:
   U.S. Treasury                          $171,898         $  653        $  310       $172,241
   U.S. Government agencies                128,258            537           552        128,243
   State and municipal                       9,504            180             4          9,680
   Corporate debt securities                86,398            783            51         87,130
   Mortgage-backed securities              114,215            389         1,120        113,484
   Equity securities                        20,576          1,404            10         21,970
---------------------------------------------------------------------------------------------------
                                          $530,849         $3,946        $2,047       $532,748
---------------------------------------------------------------------------------------------------
Held-to-Maturity:
   U.S. Treasury                          $  1,493         $    0        $    0       $  1,493
   U.S. Government agencies                  2,486              2            49          2,439
   State and municipal                     104,815          1,117           144        105,788
   Corporate debt securities                   190              1             0            191
   Mortgage-backed securities               17,038            209           137         17,110
---------------------------------------------------------------------------------------------------
                                          $126,022         $1,329        $  330       $127,021
---------------------------------------------------------------------------------------------------
Total investment securities               $656,871         $5,275        $2,377       $659,769
===================================================================================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

   At December 31, 1997 and 1996, investment securities with a carrying value of $285,881 and $180,173, respectively, were pledged to secure public funds and for other purposes as required by law.

   There were no investment securities whose ratings were less than investment grade at December 31, 1997 or 1996.

   The amortized cost and fair values of U.S. Treasury, government agency, state and municipal, and corporate debt and mortgage-backed securities, at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                        Amortized        Fair
                                                             Cost       Value
Securities Available-for-Sale:
   Within one year                                       $113,399    $113,604
   After one year but within
    five years                                            341,640     343,403
   After five years but within
    ten years                                              42,288      42,840
   After ten years                                         48,356      49,063
-------------------------------------------------------------------------------
                                                          545,683     548,910
-------------------------------------------------------------------------------
Securities Held-to-Maturity:
   Within one year                                         18,743      18,779
   After one year but within
    five years                                             57,914      58,690
   After five years but within
    ten years                                               1,136       1,155
   After ten years                                          5,309       5,359
-------------------------------------------------------------------------------
                                                           83,102      83,983
-------------------------------------------------------------------------------
Total debt securities                                    $628,785    $632,893
===============================================================================

   The gross realized gains and gross realized losses on investment securities transactions are summarized below. During 1997, 1996, and 1995, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.
--------------------------------------------------------------------------------
                  Available-for-sale       Held-to-maturity
--------------------------------------------------------------------------------
For the year ended December 31, 1997

Gross gains                     $267                    $ 1
Gross losses                     123                      3
-------------------------------------------------------------
Net gains                       $144                    $(2)
=============================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1996
Gross gains                     $205                    $ 1
Gross losses                      14                      2
-------------------------------------------------------------
Net gains                       $191                    $(1)
=============================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1995
Gross gains                     $167                    $15
Gross losses                      89                      3
-------------------------------------------------------------
Net gains                        $78                    $12
-------------------------------------------------------------

   Interest earned on investment securities for the years ended December 31 was as follows:
--------------------------------------------------------------------------------
                               1997        1996        1995

Taxable                     $33,708     $35,376     $33,375
Tax-advantaged                5,043       5,454       5,840
-------------------------------------------------------------
Total                       $38,751     $40,830     $39,215
=============================================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
5.  Loans and Leases

At December 31, loans and leases, net of unearned income ($23,353 at December 31, 1997, and $20,507 at December 31, 1996), were as follows:

--------------------------------------------------------------------
                                           1997           1996

Commercial, financial,
 and agricultural                     $  303,587     $  249,886
Real estate--construction                225,971        226,920
Real estate--mortgage                  1,664,240      1,539,898
Consumer                                 311,393        278,527
Leases                                    64,422         54,545
----------------------------------------------------------------
Total                                 $2,569,613     $2,349,776
================================================================

   At December 31, 1996, real estate-mortgage loans included a $6.4 million restructured loan. Susquehanna had no outstanding commitment to advance additional funds on this loan. During 1997, the loan returned to a market rate of interest and was removed from restructured loan status.

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

   The activity of loans to such persons whose balance exceeded $60 during 1997, 1996, and 1995 follows:

--------------------------------------------------------------------
                                  1997        1996        1995
Balance--January 1              $28,509     $34,466     $23,272
Additions                         8,798      19,071      19,213
Deductions:
 Amounts collected               11,031      23,190      14,920
Other Changes                    (2,419)     (1,838)      6,901
-----------------------------------------------------------------
Balance--December 31            $23,857     $28,509     $34,466
=================================================================

   Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, and Maryland. Susquehanna has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans with the exception of housing developments.

   An analysis of impaired loans at December 31, 1997 and 1996, is presented as follows:

--------------------------------------------------------------------
                                               1997       1996
Impaired loans without a related reserve    $11,070    $10,105
Impaired loans with a reserve                 1,814      4,255
----------------------------------------------------------------
Total impaired loans                        $12,884    $14,360
================================================================
Reserve for impaired loans                     $269       $636
================================================================

   An analysis of impaired loans for the years ended December 31, 1997 and 1996, is presented as follows:

--------------------------------------------------------------------
                                               1997       1996
Average balance of impaired loans           $13,790    $14,183
Interest income on impaired loans
 (cash basis)                                   376        374
--------------------------------------------------------------------------------

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

--------------------------------------------------------------------
Dollars in thousands             1997        1996          1995
Balance--January 1            $33,800     $29,277       $25,410
Allowance acquired in
 business combination           1,460       4,229         3,323
Change in fiscal year              --          --            (8)
Provision charged to
 operating expenses             4,557       4,807         5,164
-----------------------------------------------------------------
                               39,817      38,313        33,889
-----------------------------------------------------------------
Charge-offs                    (6,552)     (6,063)       (5,867)
Recoveries                      1,285       1,550         1,255
-----------------------------------------------------------------
Net charge-offs                (5,267)     (4,513)       (4,612)
-----------------------------------------------------------------
Balance--December 31          $34,550     $33,800       $29,277
=================================================================

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

7. Premises and Equipment

Property, buildings, and equipment, at December 31, were as follows:

---------------------------------------------------------------------
                                            1997          1996
Land                                     $ 7,550       $ 6,282
Buildings                                 38,381        35,371
Furniture and equipment                   43,328        36,826
Leasehold improvements                     6,228         5,223
Land improvements                            980         2,191
---------------------------------------------------------------
                                          96,467        85,893
---------------------------------------------------------------
Less:  accumulated depreciation
   and amortization                       49,282        41,962
---------------------------------------------------------------
                                         $47,185       $43,931
===============================================================

     Depreciation and amortization expense charged to operations amounted to $5,132 in 1997, $4,746 in 1996, and $4,153 in 1995.

     All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2011. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 1997, are as follows:
---------------------------------------------------------------------
                                    Operating Leases
1998                                         $ 2,560
1999                                           1,656
2000                                           1,172
2001                                             943
2002                                             825
Subsequent years                               3,627
-----------------------------------------------------
                                             $10,783
=====================================================

     Total rent expense charged to operations amounted to $2,678 in 1997, $2,384 in 1996, and $1,747 in 1995.

--------------------------------------------------------------------------------
8. Deposits

Deposits at December 31 were as follows:
---------------------------------------------------------------------
                                           1997           1996

Non-interest-bearing:
   Demand                            $  351,943     $ 337,651
Interest-bearing:
   Interest-bearing demand              802,130        757,103
   Savings                              424,715        432,253
   Time                               1,108,205      1,089,189
   Time of $100 or more                 164,224        137,922
---------------------------------------------------------------
Total deposits                       $2,851,217     $2,754,118
===============================================================


--------------------------------------------------------------------------------
9. Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

--------------------------------------------------------------------------------------------------------------
                                                                 1997                        1996
--------------------------------------------------------------------------------------------------------------
                                                          Amount       Rate           Amount       Rate
Securities sold under repurchase agreements              $81,351       4.90%         $58,516       4.86%
Treasury tax and loan notes                                9,472       4.92            5,634       4.92
Federal funds purchased                                    8,500       7.25            5,000       7.25
Federal Home Loan Bank borrowings                          4,000       6.01           31,500       5.00
--------------------------------------------------------------------------------------------------------------
                                                        $103,323                    $100,650
==============================================================================================================

     Under an agreement with the Federal Home Loan Bank, Susquehanna subsidiary banks and savings bank have a line of credit available to them totaling $516 million and $435 million, of which $96 million and $62 million was outstanding at December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
10.  Long-Term Debt

Long-term debt at December 31 was as follows:
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                            1997                       1996
-------------------------------------------------------------------------------------------------
                                                     Amount       Rate         Amount       Rate
Farmers:
 Installment note due June 2,1999                  $     28      9.00%      $      45      9.00%
 Federal Home Loan Bank borrowings due
   July 11, 2011                                     35,000      5.87              --        --
SBLC:
 Term note due July 19, 1998                          5,000      7.51           5,000      7.51
Susquehanna East:
 Federal Home Loan Bank borrowings due
   June 15, 1999                                      3,000      6.30           5,000      5.54
Susquehanna South:
 Federal Home Loan Bank borrowings due at
   various dates through 2003                        53,340      5.63          24,795      6.71
 Term loan note due September 1, 2014                   520      5.00             528      5.00
Susquehanna:
 Subordinate notes due February 2005                 50,000      9.00          50,000      9.00
 Senior notes due February 2003                      35,000      6.30          35,000      6.30
-------------------------------------------------------------------------------------------------
                                                   $181,888                  $120,368
=================================================================================================

   Farmers' installment note is a demand note with a final maturity of June 2, 1999. Until such demand is made, Farmers will pay equal monthly payments to the individual holder.

   SBLC's notes are payable with interest-only payments being made until maturity. These notes are guaranteed by Susquehanna.

   Susquehanna subsidiaries' Federal Home Loan Bank debt is under a blanket floating lien security with the FHLB of Atlanta and Pittsburgh. Susquehanna subsidiaries are required to maintain as collateral for all borrowings certain amounts of qualifying first mortgage loans. In addition, all of the subsidiaries' stock in the FHLB of Atlanta and Pittsburgh is pledged as collateral for such debt.

   On February 9,1995, Susquehanna issued $50 million of its 9.00% subordinated notes due 2005. The proceeds were used to retire $10 million in short-term borrowings and the balance was used for acquisitions and for general corporate purposes.

   On January 29, 1996, Susquehanna issued $35 million of its 6.30% senior notes due 2003. The proceeds were used for acquisitions and general corporate purposes.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
11.  Income Taxes

The components of the provision for income taxes are as follows:

----------------------------------------------------------------
                                     1997       1996      1995

Current                           $14,020    $15,075   $12,520
Deferred                            4,600        216      (410)
---------------------------------------------------------------
Total                             $18,620    $15,291   $12,110
===============================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

----------------------------------------------------------------
                                     1997       1996      1995

Provision at statutory rates      $20,588    $16,254   $14,237
Tax-advantaged income              (2,787)    (2,966)   (3,078)
Other, net                            819      2,003       951
---------------------------------------------------------------
Total                             $18,620    $15,291   $12,110
===============================================================

     Susquehanna accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


     The components of the net deferred tax asset as of December 31 were as follows:

----------------------------------------------------------------
                                      1997      1996      1995

Deferred tax assets:
 Reserve for loan losses           $12,579   $11,631   $ 8,813
 Loan fee income                       817     1,496     1,332
 Accrued pension expense             1,514     1,679     1,506
 Deferred directors' fees              760       744       690
 Deferred compensation                 177       180       234
 Nonaccrual loan interest            1,008     1,463     1,504
 Core deposit intangible               490      (179)     (167)
 Other assets                        1,065     1,066     1,627
Deferred tax liabilities:
   FHLB stock dividends               (395)     (330)     (429)
   Premises and equipment           (2,164)   (1,707)   (1,512)
   Operating lease income, net      (4,731)   (2,340)     (563)
   Purchase accounting                (519)     (819)     (999)
   Recapture of savings banks'
    bad debt reserve                (1,016)   (1,058)       --
   Unrealized investment
    gains and losses                (2,381)     (709)   (1,712)
   Other liabilities                  (303)     (319)     (372)
---------------------------------------------------------------
Net deferred income tax assets  $    6,901   $10,798   $ 9,952
===============================================================


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

     Financial instruments with off-balance sheet risk at December 31, 1997 and 1996, are as follows:

---------------------------------------------------------------
Contractual                                    1997       1996
Financial instruments whose contract
   amounts represent credit risk:
     Standby letters of credit             $ 30,228   $ 31,305
     Commitments to originate loans          76,225     66,929
     Unused portion of home equity
      and credit card lines                 165,669    150,983
     Other unused commitments,
      principally commercial
       lines of credit                      335,180    349,575

--------------------------------------------------------------------------------


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

   The estimated fair values disclosed under SFAS 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. SFAS 107 excludes disclosure of nonfinancial assets such as buildings, as well as certain financial instruments such as leases. Susquehanna also has several intangible assets which are not included in the fair value disclosures such as mortgage servicing rights, customer lists, and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna.

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

     Off Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

     The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

--------------------------------------------------------------------------------
                                          1997                    1996
--------------------------------------------------------------------------------

                                              Estimated               Estimated
                                  Carrying         Fair    Carrying        Fair
                                    Amount        Value      Amount       Value
Assets:
 Cash and due from banks        $   97,341   $   97,341  $  106,840  $  106,840
 Short-term investments             41,850       41,850     103,125     103,125
 Investment securities             656,678      657,559     658,770     659,769
 Loans, net of unearned income
   and allowance                 2,471,285    2,509,037   2,262,528   2,302,623
Liabilities:
 Deposits                        2,851,217    2,860,072   2,754,118   2,754,204
 Short-term borrowings             103,323      103,323     100,650     100,650
 Long-term debt                    181,888      186,720     120,368     124,327

14.  Benefit Plans

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. Benefits are based upon years of service and the employee's highest five years of compensation during the last ten years of employment. Susquehanna's policy has been to fund the pension plan on a current basis to the extent deductible under existing tax regulations. A summary of the components of pension expense follows:

-------------------------------------------------------------------
Year ended December 31                1997      1996      1995

Service cost-benefits earned
 during the period                 $ 1,959   $ 2,487   $ 1,672
Interest cost on projected
 benefit obligation                  2,215     2,362     1,963
Actual (gain)/loss on plan
 assets                             (5,569)   (3,028)     (196)
Net amortization and deferral        2,554       856    (1,587)
---------------------------------------------------------------
Pension expense of defined
   benefit plans                   $ 1,159   $ 2,677   $ 1,852
===============================================================
-------------------------------------------------------------------
At December 31
Discount rate                         7.75%     7.00%     7.00%
Rate of increase in
 compensation levels                  4.50      5.00      5.00
Expected long-term rate of
 return on assets                     9.00      8.00      8.00
---------------------------------------------------------------
     The effect of the actuarial assumption changes noted above was to reduce the 1997 pension expense by $1,200.
     The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the defined benefit pension plan:
-------------------------------------------------------------------
At December 31                                1997          1996

Actuarial present value of vested
   benefit obligation                      $27,570       $23,717
=================================================================
Actuarial present value of
   accumulated benefit obligation          $28,232       $24,200
=================================================================
Actuarial present value of projected
 benefit obligation                        $35,549       $32,894
Plan assets at market value                 37,483        31,582
-----------------------------------------------------------------
Plan assets (greater than)/less than
 projected benefit obligation               (1,934)        1,312
Unrecognized net gain from past
 experience different than that
 assumed and effects of changes
 in assumptions                              7,109         4,128
Unrecognized prior service cost               (795)         (898)
Unrecognized net asset at January 1,
  1987, being amortized over 15 years          359           440
-----------------------------------------------------------------
Net pension liability recognized in
   the balance sheet                        $4,739        $4,982
=================================================================
     The plan assets were invested principally in U.S. Government securities and listed stocks and bonds including 19,687 and 19,963 shares of Susquehanna common stock at December 31, 1997 and 1996, respectively.

     Susquehanna accrues the cost of post-retirement benefits during the employees' credited service period and is amortizing the transition obligation over a 20-year period. The net periodic benefit expense for 1997, 1996, and 1995 was $378, $547, and $452, respectively.

     Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $981 in 1997, $878 in 1996, and $713 in 1995.

     During 1996, Susquehanna terminated its Phantom Stock Appreciation Plan ("PSP"). Expense related to the PSP was $11 and $706, in 1996 and 1995, respectively.

     Susquehanna implemented a nonqualified Equity Compensation Plan (the "Compensation Plan"), in 1996, under which Susquehanna may grant options to its employees and directors for up to 975,000 shares of common stock. Under the Compensation Plan, the exercise price of each option equals the market price of the company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five.

     On January 1, 1996, Susquehanna adopted SFAS 123; and as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Compensation Plan. Accordingly, no compensation cost has been recognized for options granted under the Compensation Plan.

     For purposes of disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions noted on the next page.

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                 1997                               1996
---------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                            Weighted
                                                                       Average                             Average
                                                                      Exercise                            Exercise
                                                       Shares            Price             Shares            Price
Outstanding at beginning of year                      260,263           $19.50                 --               --
Granted                                                69,663            26.17            260,263           $19.50
Exercised                                               7,500            19.50                 --               --
                                                     --------                            --------
Outstanding at end of year                            322,426            20.94            260,263            19.50
                                                     ========                            ========

Outstanding at end of year:
 Granted 1996                                         252,763            19.50            260,263            19.50
 Granted 1997                                          69,663            26.17                 --               --
                                                     --------                            --------
Outstanding at end of year                            322,426            20.94            260,263            19.50
                                                     ========                            ========

Options exercisable at year-end:
Granted 1996                                           26,571            19.50             34,071            19.50
Granted 1997                                           38,163            26.17                 --               --
                                                     --------                            --------
Options exercisable at year-end                        64,734            23.43             34,071            19.50
                                                     ========                            ========

Weighted average remaining contracted
maturity of options outstanding at year-end:
   Granted 1996                                       8 years
   Granted 1997                                       9 years
     Total                                            8 years


---------------------------------------------------------------------------------------------------------------------------
                                                         1997                                1996
---------------------------------------------------------------------------------------------------------------------------
                                                      Dollars        Per Share            Dollars        Per Share
Weighted-average fair value of options granted
 during the year                                         $468            $6.72             $1,226            $4.71

Fair value disclosures pro forma reduction of:
   Net income                                            $375                              $  184
   Basic earnings per share                                              $0.02                               $0.01
   Diluted earnings per share                                            $0.02                               $0.01

Weighted-average fair value assumptions:
   Dividend yield                                        3.0%                                3.0%
   Expected volatility                                  20.0%                               20.0%
   Risk-free interest rate                               6.7%                                6.6%
   Expected term                                      7 years                             7 years


--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
15.  Susquehanna Bancshares, Inc. (Parent Only) Condensed Balance Sheets
--------------------------------------------------------------------------------
December 31                                                   1997         1996

Assets
Cash in subsidiary bank                                   $    788     $    600
Short-term investments                                         665        5,826
Investment in consolidated subsidiaries at equity in
   net assets                                              419,970      391,343
Other investment securities                                 11,999        2,041
Premises and equipment (net)                                    96           60
Other assets                                                 4,079        3,652
--------------------------------------------------------------------------------
Total assets                                              $437,597     $403,522
================================================================================
Liabilities
Long-term debt                                            $ 85,000     $ 85,000
Accrued taxes and expenses payable                           5,858        5,226
--------------------------------------------------------------------------------
Total liabilities                                           90,858       90,226
--------------------------------------------------------------------------------
Equity
Preferred stock (no par)                                        --           --
Common stock ($2 par value)                                 45,171       29,331
Surplus                                                     77,519       85,165
Retained earnings                                          220,491      197,765
Unrealized gain on available-for-sale securities, net        3,712        1,190
Less: Treasury stock at cost                                   155          155
--------------------------------------------------------------------------------
Total stockholders' equity                                 346,738      313,296
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $437,596     $403,522
================================================================================

--------------------------------------------------------------------------------
   Susquehanna Bancshares, Inc. (Parent Only) Condensed Statements of Income
--------------------------------------------------------------------------------
Year ended December 31                              1997      1996       1995

Income
Dividends from subsidiaries                      $28,042   $23,985    $17,912
Interest and dividends on investment securities      191       546        833
Interest and management fee from subsidiaries      4,115     3,601      1,398
--------------------------------------------------------------------------------
Total income                                      32,348    28,132     20,143
--------------------------------------------------------------------------------
Expenses
Service fees paid to subsidiary                       --        --        946
Interest expense                                   6,861     6,684      4,339
Other expenses                                     4,088     3,091      2,408
--------------------------------------------------------------------------------
Total expenses                                    10,949     9,775      7,693
--------------------------------------------------------------------------------
Income before taxes, and equity in undistributed
   income of subsidiaries                         21,399    18,357     12,450
Income taxes                                        (383)       --         --
Equity in undistributed income of subsidiaries    18,420    12,826     15,802
--------------------------------------------------------------------------------
Net Income                                       $40,202   $31,183    $28,252
================================================================================

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Susquehanna Bancshares, Inc. (Parent Only) Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
Year ended December 31                                 1997      1996      1995

Operating Activities
Net income                                         $ 40,202  $ 31,183  $ 28,252
Adjustment to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                     158       182       195
      Equity in undistributed income of
        subsidiaries and income of subsidiaries
        accrued not received                        (18,420)  (12,826)  (15,802)
     Decrease/(increase) in other assets               (548)   (1,171)     (721)
     Increase/(decrease) in accrued expenses
        payable                                         602       (55)    3,060
     Other, net                                          30      (810)     (451)
--------------------------------------------------------------------------------
Net cash provided from operating activities          22,024    16,503    14,533
--------------------------------------------------------------------------------
Investing Activities
Purchase of investment securities                    (8,489)  (29,987)   (9,528)
Proceeds from the sale, maturities of investment
   securities                                            --    29,987     9,760
Net cash paid in acquisition                             --   (62,700)  (28,640)
Capital expenditures                                    (72)      (24)      (15)
Net (infusion of)/repayment of investment in
   subsidiaries                                      (1,200)   (9,400)   (6,800)
--------------------------------------------------------------------------------
Net cash provided from/(used for) investing
   activities                                        (9,761)  (72,124)  (35,223)
--------------------------------------------------------------------------------
Year ended December 31                                 1997      1996      1995

Financing Activities:
(Decrease)/increase in short-term borrowings       $     --  $     --  $(10,000)
Repayment of long-term debt                              --        --    (5,850)
Proceeds from issuance of long-term debt                 --    35,000    50,000
Proceeds from issuance of common stock                  619     5,945    33,543
Dividends paid                                      (17,812)  (15,855)  (12,859)
Cash paid for fractional shares                         (43)       --        --
--------------------------------------------------------------------------------
Net cash provided from/(used for) financing
   activities                                       (17,236)   25,090    54,834
--------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash
   equivalents                                       (4,973)  (30,531)   34,144
Cash and cash equivalents at January 1                6,426    36,957     2,813
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31           $  1,453  $  6,426  $ 36,957
================================================================================
Cash and cash equivalents:
   Cash in subsidiary bank                         $    788  $    600  $  1,337
   Short-term investments                               665     5,826    35,620
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31           $  1,453  $  6,426  $ 36,957
================================================================================

--------------------------------------------------------------------------------
16.  Earnings Per Share

   The following table sets forth the calculation of basic and diluted earnings per share for the years ended below:


-------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31                    1997                         1996                       1995
-------------------------------------------------------------------------------------------------------------------------------
                                                         Per Share                    Per Share                   Per Share
                                        Income   Shares   Amount     Income   Shares   Amount     Income   Shares   Amount
Basic Earnings per Share:
Income available to common
   stockholders                        $40,202   22,257    $1.81    $31,183   21,938    $1.42    $28,252   19,708    $1.43

Effect of Diluted Securities:
Incentive stock options
   outstanding                                       73                            6                            0
                                                -------                      -------                      -------

Diluted Earnings per Share:
Income available to common
stockholders and assumed
conversion                             $40,202   22,330    $1.80    $31,183   21,944    $1.42    $28,252   19,708    $1.43
                                       =========================    =========================    =========================


--------------------------------------------------------------------------------
17.  Regulatory Restrictions of Banking Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 1997, $48,695 is available for dividend distribution to Susquehanna in 1998, from its banking subsidiaries.

     Included in cash and due from banks are balances required to be maintained by subsidiary commercial and savings banks on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $6,429 and $14,174 at December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
18.  Contingent Liabilities

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
  of Susquehanna Bancshares, Inc.
Lititz, Pennsylvania


We have audited the accompanying consolidated balance sheets of Susquehanna Bancshares, Inc. and its subsidiaries (Susquehanna) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Susquehanna's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susquehanna Bancshares, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand L.L.P.
Harrisburg, Pennsylvania
January 26, 1998

--------------------------------------------------------------------------------

                       SUMMARY OF QUARTERLY FINANCIAL DATA

--------------------------------------------------------------------------------

The unaudited quarterly results of operations for the years ended December 31, 1997 and 1996, are as follows:


------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                           1997                                       1996
------------------------------------------------------------------------------------------------------------------------------------
Quarter ended                                    Dec 31    Sep 30    Jun 30     Mar 31      Dec 31     Sep 30   Jun 30     Mar 31
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                 $68,423   $67,332   $65,053    $63,292     $64,784    $64,094  $63,318    $60,457
Interest expense                                 31,425    30,494    28,555     27,973      28,515     28,617   28,743     27,179
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                              36,998    36,838    36,498     35,319      36,269     35,477   34,575     33,278
Provision for loan and lease losses               1,150       981     1,220      1,206       1,190      1,165    1,406      1,046
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan and lease losses                       35,848    35,857    35,278     34,113      35,079     34,312   33,169     32,232
------------------------------------------------------------------------------------------------------------------------------------
Other income                                      6,773     6,076     5,575      5,330       5,598      5,439    5,950      5,236
Other expenses                                   26,388    26,226    27,620     25,794      28,045     31,713   26,048     24,735
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       16,233    15,707    13,233     13,649      12,632      8,038   13,071     12,733
Applicable income taxes                           5,222     4,977     4,228      4,193       4,508      2,466    4,255      4,062
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $11,011   $10,730   $ 9,005    $ 9,456     $ 8,124    $ 5,572  $ 8,816    $ 8,671
====================================================================================================================================

Earnings per common share: Basic                 $ 0.49   $  0.48    $ 0.41    $  0.43     $  0.37    $  0.25  $  0.40    $  0.40
                           Diluted                 0.49      0.48      0.40       0.43        0.37       0.25     0.40       0.40


Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------

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

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of Susquehanna.
-------    -----------------------------------------------

           The information required by this Item is included in the Corporation's proxy statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section and in the Additional Information section, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of the Registrant."

Item 11.   Executive Compensation
-------    ----------------------

           The information required by this Item is included in the 1998 Proxy Statement in the Directors' Compensation section and in the Executive Compensation section, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

           The information required by this Item is included in the 1998 Proxy Statement in the Beneficial Ownership of Stock section, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
-------    ----------------------------------------------

           The information required by this Item is included in the 1998 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section, and is incorporated herein by reference.

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

           (b) By-laws. Incorporated by reference to Exhibit (3)(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's Common Stock and the rights of the Registrant's note holders are contained in the following documents or instruments, which are incorporated herein by reference.

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

      (9)  Voting trust agreement.  Not Applicable.

      (10) Material Contracts. Susquehanna Bancshares, Inc.'s, Performance Award Plan as amended in 1995, is incorporated by reference to Exhibit
           (a)(10) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Equity Compensation Plan, as adopted in

           1996, is incorporated by reference to Exhibit (a)(10) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      (11) Statement re: computation of per share earnings. Not Applicable.

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

                                      SUSQUEHANNA BANCSHARES, INC.


                                      By:      /s/ Robert S. Bolinger
                                         --------------------------------------
Dated:  March 20, 1998                         Robert S. Bolinger, President


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


Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ Robert S. Bolinger                               President, Chief Executive                  March 20, 1998
------------------------------------                 Officer and Director
(Robert S. Bolinger)

/s/ Drew K. Hostetter                                Vice President, Treasurer                   March 20, 1998
------------------------------------                 and Chief Financial Officer
(Drew K. Hostetter)

/s/ Richard M. Cloney                                Vice President, Secretary                   March 20, 1998
------------------------------------                 and Director
(Richard M. Cloney)


------------------------------------                 Director                                            , 1998
(James G. Apple)                                                                                 --------

/s/ John M. Denlinger                                Director                                    March 24, 1998
------------------------------------
(John M. Denlinger)

/s/ Richard E. Funke                                 Director                                    March 23, 1998
------------------------------------
(Richard E. Funke)

/s/ Henry H. Gibbel                                  Director                                    March 20, 1998
------------------------------------
(Henry H. Gibbel)

/s/ Marley R. Gross                                  Director                                    March 24, 1998
------------------------------------
(Marley R. Gross)

/s/ T. Max Hall                                      Director                                    March 23, 1998
------------------------------------
(T. Max Hall)

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1997

                             [SIGNATURES CONTINUED]


Signature                                            Title                                       Date
---------                                            -----                                       ----
                                                     Director                                            , 1998
------------------------------------                                                             --------
(Edward W. Helfrick)

/s/ C. William Hetzer, Jr.                           Director                                    March 23, 1998
------------------------------------
 (C. William Hetzer, Jr.)

/s/ George J. Morgan                                 Director                                    March 24, 1998
------------------------------------
(George J. Morgan)

                                                     Director                                            , 1998
------------------------------------                                                             --------
(Raymond M. O'Connell)

                                                     Director                                             , 1998
------------------------------------                                                             ---------
(Robert C. Reymer, Jr.)

/s/ Roger V. Wiest                                   Director                                    March 23, 1998
------------------------------------
(Roger V. Wiest)

                           [END OF SIGNATURE PAGES]

                                  EXHIBIT INDEX

Exhibit No.                                                     Sequentially Numbered Page
----------                                                      --------------------------
(21)   Subsidiaries of the Registrant                                      70

(23)   Consents of Experts and Counsel                                     71

(27)   Financial Data Schedule                                             72