Form 10-Q
period 1998-03-31
SUSQUEHANNA BANCSHARES INC
filed 1998-05-13
CIK 700863

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                    Yes     X                 No
                                            -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 1998 the Registrant had 22,556,274 shares of common stock outstanding.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX
                                                                      SEQUENTIAL
                                                                         PAGE
                                                                      REFERENCE

PART I.       FINANCIAL INFORMATION..................................       3

Item 1.  FINANCIAL STATEMENTS........................................       3

         Consolidated Balance Sheets -
         As of March 31, 1998 and 1997,
         And December 31, 1997.......................................       3

         Consolidated Statements of Income
         For the three months ended
         March 31, 1998 and 1997  ...................................       4

         Consolidated Statements of Cash Flow
         For the three month periods
         ended March 31, 1998 and 1997...............................       5

         Notes to Consolidated Financial Statements..................      6-8


Item 2.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF THE RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION................................      9-16

PART II       OTHER INFORMATION......................................      None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      None

              SIGNATURES.............................................      17

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            March 31      December 31            March 31
ASSETS                                                                               1998              1997               1997
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $102,879           $97,341           $108,859
Short-term investments                                                             121,314            41,850             87,632
Investment securities available for sale                                           715,442           573,576            503,148
Investment securities held to maturity                                              77,279            83,102            116,760
     (Fair values of $78,295; $83,983; and $117,142)
Loans and leases, net of unearned income                                         2,560,452         2,569,613          2,375,846
Less: Allowance for loan and lease losses                                           34,317            34,550             33,624
                                                                             --------------    --------------     --------------
     Net loans and leases                                                        2,526,135         2,535,063          2,342,222
                                                                             --------------    --------------     --------------
Premises and equipment (net)                                                        48,756            47,185             44,576
Accrued income receivable                                                           22,800            22,234             21,409
Other assets                                                                       122,186           124,536             83,984
                                                                             --------------    --------------     --------------
     Total assets                                                               $3,736,791        $3,524,887         $3,308,590
                                                                             ==============    ==============     ==============

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Deposits:
     Demand                                                                       $374,706          $351,943           $325,481
     Interest-bearing demand                                                       828,913           802,130            750,673
     Savings                                                                       438,181           424,715            435,227
     Time                                                                        1,133,122         1,108,205          1,083,215
     Time of $100 or more                                                          136,599           164,224            145,219
                                                                             --------------    --------------     --------------
                  Total deposits                                                 2,911,521         2,851,217          2,739,815
                                                                             --------------    --------------     --------------
Short-term borrowings                                                               73,806           103,323             67,899
Long-term debt                                                                     356,142           181,888            139,523
Accrued interest, taxes, and expenses payable                                       30,118            30,291             29,673
Other liabilities                                                                   11,517            11,430             14,754
                                                                             --------------    --------------     --------------
                  Total liabilities                                              3,383,104         3,178,149          2,991,664

Stockholders' equity:
     Common stock
                   Authorized: 32,000,000 shares ($2.00 par value)
                   Issued: 22,586,728; 22,586,416; and 14,665,638,
                     respectively                                                   45,173            45,171             29,331
     Surplus                                                                        77,548            77,519             85,168
     Retained earnings                                                             226,354           220,491            203,154
     Accumulated other comprehensive income, net of taxes of $2,586;
                  $2,381 and ($359), respectively                                    4,767             3,712               (572)
     Less: Treasury stock, (30,454; 30,454; and 20,303
                                  common shares at cost, respectively)                 155               155                155
                                                                             --------------    --------------     --------------
                  Total stockholders' equity                                       353,687           346,738            316,926
                                                                             --------------    --------------     --------------
Total liabilities and stockholders' equity                                      $3,736,791        $3,524,887         $3,308,590
                                                                             ==============    ==============     ==============
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                   MARCH 31
--------------------------------------------------------------------------------
(In thousands, except per share)                              1998       1997
--------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans and leases                         $56,438    $52,802
Interest on investment securities: Taxable                     10,485      8,270
                                    Tax-exempt                  1,237      1,243
Interest on short-term investments                              1,116        977
--------------------------------------------------------------------------------
     Total interest income                                     69,276     63,292
--------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
     Interest-bearing demand                                    6,657      5,693
     Savings                                                    2,566      2,697
     Time                                                      17,580     16,268
Interest on short-term borrowings                               1,108        836
Interest on long-term debt                                      4,871      2,479
--------------------------------------------------------------------------------
     Total interest expense                                    32,782     27,973
--------------------------------------------------------------------------------

Net interest income                                            36,494     35,319
Provision for loan and lease losses                             1,233      1,206
--------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses  35,261     34,113
--------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                             1,784      1,568
Other service charges, commissions, fees                          997        589
Income from fiduciary-related activities                          861        858
Gain on sale of mortgages                                       1,065        482
Other operating income                                          2,218      1,830
Investment security gains/(losses)                                  6          3
--------------------------------------------------------------------------------

     Total other income                                         6,931      5,330
--------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                 13,706     14,171
Net occupancy expense                                           1,989      1,994
Furniture and equipment expense                                 1,597      1,436
FDIC insurance premiums                                           179        181
Other operating expenses                                        9,356      8,012
--------------------------------------------------------------------------------

     Total other expenses                                      26,827     25,794
--------------------------------------------------------------------------------

Income before income taxes                                     15,365     13,649
Provision for income taxes                                      4,761      4,193
--------------------------------------------------------------------------------

Net income                                                    $10,604     $9,456
================================================================================

Per share information:
     Basic earnings                                             $0.47      $0.43
     Diluted earnings                                           $0.47      $0.43
     Cash dividends                                             $0.21      $0.20
Average shares outstanding: Basic                              22,555     21,968
                             Diluted                           22,695     22,008
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three months ended March 31                                                              1998           1997
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                        $10,604         $9,456
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, amortization and accretion                                       2,683          2,404
          Provision for loan and lease losses                                            1,233          1,206
          Gain on securities transactions                                                   (6)            (3)
          Gain on sale of loans                                                         (1,065)          (482)
          Gain on sale of other real estate owned                                         (125)            (7)
          Mortgage loans originated for resale                                         (68,122)       (25,391)
          Sale of mortgage loans originated for resale                                  56,455         26,264
          (Increase)/decrease in accrued interest receivable                              (566)           524
          Decrease in accrued interest payable                                          (1,025)        (2,532)
          Decrease in accrued expenses and taxes payable                                   852          2,212
          Other, net                                                                     2,778         (1,669)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                3,696         11,982
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Proceeds from the sale of available-for-sale securities                             4,431         17,051
     Proceeds from the maturity of investment securities                                70,860         70,852
     Purchase of available-for-sale securities                                        (209,979)       (50,529)
     Purchase of held-to-maturity securities                                             --            (1,373)
     Net decrease/(increase) in loans and leases                                        18,605        (27,843)
     Capital expenditures                                                               (2,942)        (1,777)
--------------------------------------------------------------------------------------------------------------
Net cash (used for)/provided from investing activities                                (119,025)         6,381
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Net increase/(decrease) in deposits                                                60,304        (14,303)
     Net decrease in short-term borrowings                                             (29,517)       (32,751)
     Proceeds from issuance of long-term debt                                          200,000         25,000
     Repayment of long-term debt                                                       (25,746)        (5,845)
     Proceeds from issuance of common stock                                                 31              6
     Cash paid for fractional shares of pooled entity                                    --                (3)
     Dividends paid                                                                     (4,741)        (4,067)
--------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                                 200,331        (31,963)
--------------------------------------------------------------------------------------------------------------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                  85,002        (13,600)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                 139,191        210,091
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                 $224,193       $196,491
==============================================================================================================

Cash and cash equivalents:
     Cash and due from banks                                                          $102,879       $108,859
     Short-term investments                                                            121,314         87,632
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                 $224,193       $196,491
==============================================================================================================

     Interest paid on deposits, short-term borrowings, and long-term debt was $37,519 in 1998, and $30,505 in 1997. Income taxes paid were $913 in 1998, and
$318 in 1997. Amounts transferred to other real estate owned were $1,822 in 1998, and $809 in 1997.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY-
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                   COMMON             RETAINED   COMPREHENSIVE   TREASURY      TOTAL
Three Month Periods Ended March 31                                  STOCK   SURPLUS   EARNINGS       INCOME         STOCK     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1997                                          $29,331   $85,165   $197,765       $1,190       ($155)  $313,296
    Comprehensive income:
       Net income                                                                         9,456                               9,456
       Change in unrealized gain/(loss) on securities, net of
          taxes of ($949) and reclassification adjustment of $3                                       (1,762)                (1,762)
------------------------------------------------------------------------------------------------------------------------------------
          Total comprehensive income                                                      9,456       (1,762)                 7,694
    Common stock issued under
      employee benefit plans                                                       6                                              6
    Cash paid for fractional shares of pooled entity                              (3)                                            (3)
    Cash dividends paid:
       Per common share of $0.20                                                         (4,067)                             (4,067)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1997                                           $29,331   $85,168   $203,154        ($572)      ($155)  $316,926
====================================================================================================================================

Balance - January 1, 1998                                          $45,171   $77,519   $220,491       $3,712       ($155)  $346,738
    Comprehensive income:
       Net income                                                                        10,604                              10,604
       Change in unrealized gain/(loss) on securities, net of
          taxes of $568 and reclassification adjustment of $6                                          1,055                  1,055
------------------------------------------------------------------------------------------------------------------------------------
          Total comprehensive income                                                     10,604        1,055                 11,659
    Common stock issued under
      employee benefit plans                                             2        29                                             31
    Cash dividends paid:
      Per common share of $0.21                                                          (4,741)                             (4,741)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1998                                           $45,173   $77,548   $226,354       $4,767       ($155)  $353,687
====================================================================================================================================

ACCOUNTING POLICIES

    The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 1998 and 1997.

    The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 45 through 47 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Susquehanna Bancshares, Inc. and Subsidiaries


INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------
                                                                  March 31, 1998                   December 31, 1997
                                                            ---------------------------       --------------------------
                                                            Amortized cost  Fair value         Amortized cost Fair value
------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                               $109,734        $110,470         $118,972        $119,624
   U.S. Government agencies                                    215,078         216,124          231,410         232,238
   State & municipal                                            40,698          41,533           31,470          32,200
   Mortgage-backed                                             254,310         254,161           91,695          92,176
   Corporates                                                   64,211          64,709           72,136          72,672
   Equities                                                     24,058          28,445           21,800          24,666
------------------------------------------------------------------------------------------------------------------------
                                                               708,089         715,442          567,483         573,576
------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Treasury                                                   $750            $750             $750            $750
   State & municipal                                            70,394          71,377           75,882          76,739
   Mortgage-backed                                               6,085           6,118            6,420           6,444
   Corporates                                                       50              50               50              50
------------------------------------------------------------------------------------------------------------------------
                                                                77,279          78,295           83,102          83,983
------------------------------------------------------------------------------------------------------------------------
     Total investment securities                              $785,368        $793,737         $650,585        $657,559
========================================================================================================================


------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 1998 and December 31, 1997, were as follows:
------------------------------------------------------------------------------------------------------------------------
                                                             March 31,                     December 31,
                                                                  1998                          1997
------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                       $295,393                         $303,587
Real estate - construction                                     233,355                          225,971
Real estate - mortgage                                       1,655,848                        1,664,240
Consumer                                                       309,936                          311,393
Leases                                                          65,920                           64,422
------------------------------------------------------------------------------------------------------------------------
     Total loans and leases                                 $2,560,452                        $2,569,613
========================================================================================================================


IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of March 31, 1998 and December 31, 1997, is presented as follows:
-----------------------------------------------------------------------------------------------------------------------
                                                             March 31,                     December 31,
                                                                  1998                          1997
-----------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                       $10,034                          $11,070
Impaired loans with a reserve                                    3,015                            1,814
-----------------------------------------------------------------------------------------------------------------------
     Total impaired loans                                      $13,049                          $12,884
-----------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                        $558                             $269
-----------------------------------------------------------------------------------------------------------------------


An analysis of impaired loans for the three months periods ended March 31, 1998 and 1997 is presented as follows:
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                 1998                             1997
-----------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                              $13,100                          $14,457
Interest income on impaired loans (cash-basis)                      34                              431


SHORT-TERM BORROWINGS
-----------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 1998 and December 31, 1997, were as follows:
------------------------------------------------------------------------------------------------------------------------
                                                             March 31,                     December 31,
                                                                  1998                          1997
------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                    $69,000                          $81,351
Treasury tax and loan notes                                      4,806                            9,472
Federal funds purchased                                             --                            8,500
Federal Home Loan Bank borrowings                                   --                            4,000
------------------------------------------------------------------------------------------------------------------------
     Total short-term borrowings                               $73,806                         $103,323
------------------------------------------------------------------------------------------------------------------------

Susquehanna Bancshares, Inc. and Subsidiaries


LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 1998 and December 31, 1997, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,                     December 31,
                                                                                         1998                             1997
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
     Term note due July, 1998                                                          $5,000                           $5,000
     Installment note due June, 1999                                                       24                               28
     FHLB advances in varying maturities through July, 2011                           265,600                           91,340
     Term loan note due September, 2014                                                   518                              520
Parent:
     Senior notes due February, 2003                                                   35,000                           35,000
     Subordinated notes due February, 2005                                             50,000                           50,000
------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                            $356,142                         $181,888
====================================================================================================================================


EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended March 31, 1998 and 1997:
------------------------------------------------------------------------------------------------------------------------------
                                                                    1998                                    1997
                                                  ------------------------------------    ------------------------------------
                                                                             Per Share                               Per Share
                                                      Income        Shares      Amount        Income        Shares      Amount
------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders              $10,604        22,555       $0.47       $ 9,456        21,968       $0.43

Effect of Diluted Securities:
Incentive stock options outstanding                                    140                                      40
                                                                   -------                                 -------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                         $10,604        22,695       $0.47       $ 9,456        22,008       $0.43
==============================================================================================================================

SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------
     On April 14, 1998, Susquehanna Bancshares, Inc., ("Susquehanna"), announced it had signed a definitive agreement to acquire Cardinal Bancorp, Inc., Everett, PA, ("Cardinal"). Under the terms of the agreement, Susquehanna will exchange approximately 1,267,000 shares of Susquehanna common stock for all the outstanding shares of Cardinal as long as Susquehanna's common stock market price remains between $34 and $40 per share. At December 31, 1997, Cardinal had total assets of $130 million. The agreement is subject to regulatory approval, as well as the approval of Cardinal shareholders. In conjunction with the agreement, the parties to the agreement executed a stock option agreement, pursuant to which Cardinal granted an option to Susquehanna to purchase up to 15% of all Cardinal's total, issued and outstanding shares immediately prior to the purchase upon the occurrence of specific purchase events as specified in the option agreement. Results of operations for Cardinal were not significant to Susquehanna's consolidated financial results, and accordingly, pro forma condensed results of operations have not been presented.
     On April 16, 1998, Susquehanna announced it had signed a definitive agreement to acquire First Capitol Bank, York, PA, ("FCB"). Under the terms of the agreement, Susquehanna will exchange approximately 684,000 shares of Susquehanna common stock for all the outstanding shares of FCB as long as Susquehanna's common stock market price remains between $32 and $42 per share. At December 31, 1997, FCB had total assets of $108 million. The agreement is subject to regulatory approval, as well as the approval of FCB shareholders. In conjunction with the agreement, the parties to the agreement also executed a stock option agreement, pursuant to which FCB granted an option to Susquehanna to purchase up to 100,681 shares of FBC's common stock upon the occurrence of specific purchase events as specified in the option agreement. Results of operations for FBC were not significant to Susquehanna's consolidated financial statements, and accordingly, pro forma condensed results of operations have not been presented.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL
-------------------------------------------------------------------------------
CONDITION
---------

The following is management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna").

         One transaction occurred which affects the comparability of Susquehanna's financial performance for the first quarter of 1998 compared with the first quarter of 1997. On July 31, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, PA, through an exchange of 560,353 shares of common stock to the shareholders of Founders' based on an exchange ratio of .566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, Susquehanna's prior period consolidated financial statements have not been restated for Founders'.

                                Earnings Summary
                                ----------------
         Susquehanna's net income for the first quarter of 1998 was $10.6 million, a 12% increase over the net income of $9.5 million reported in the first quarter of 1997. Contributing to this strong earnings performance was an $1.6 million or 30% increase in non-interest income resulting primarily from an increase in mortgage-banking activities and bank-owned life insurance ("BOLI") income .

         Earnings per share ("EPS") increased 9% from $0.43 per share for the first quarter of 1997 to $0.47 per share for the first quarter of 1998. Return on average assets ("ROA"), and return on average equity ("ROE"), increased from 1.17% and 12.17%, respectively, in the first quarter of 1997 to 1.18% and 12.33%, respectively, in the first quarter of 1998. For the first quarter of 1998, tangible EPS, ROA and ROE were $0.50, 1.28%, and 14.72%, respectively.

         Total assets at March 31, 1998 of $3.7 billion were $428 million higher than one year ago. Loans totaled $2.6 billion at March 31, 1998, compared to $2.4 billion at March 31, 1997, and deposits were $2.9 billion at March 31, 1998 compared to $2.7 billion at March 31, 1997. Equity capital was $354 million at March 31, 1998, or $15.68 per share compared to $317 million, or $14.44 per share at March 31, 1997.

                              Net Interest Income
                              -------------------

         The major source of operating revenues is net interest income, which rose to a level of $36.5 million in the first quarter of 1998 compared to $35.3 million for the same period in 1997. Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 84% and 87% for the quarters ended March 31, 1998 and 1997, respectively.

         While net interest income increased $1.2 million during the first quarter of 1998 compared to the first quarter of 1997, the net interest margin declined to 4.48% from 4.80% for the same periods. During the first quarter of 1998, Susquehanna began an investment program to better utilize its capital and to reduce its tax burden. This program, which purchased $150 million of GNMA securities funded by Federal Home Loan Bank borrowings, caused part of the decline in the net interest margin. Lower reinvestment rates on loans and higher deposit costs also contributed to the decline in margin.

                                Other Income
                                ------------

         Non-interest income increased $1.6 million or 30% from $5.3 million in the first quarter of 1997 to $6.9 million in the first quarter of 1997. This increase resulted primarily from an increase in gains on mortgage sales of $0.6 million, an increase in title insurance fees of $0.2 million and an increase of $0.8 million in BOLI income.

         Other income as a percentage of net interest income and other income was 16% and 13% for the periods ended March 31, 1998 and 1997, respectively.

                                Other Expenses
                                --------------

         Total other expenses increased $1.0 million or 4% from $25.8 million in the first quarter of 1997 to $26.8 million in the first quarter of 1998. This increase resulted primarily from increases in advertising expense of $0.4 million, data processing and communications expense of $0.2 million, and furniture and equipment expense of $0.2 million.

                                 Income Taxes
                                 ------------

         Susquehanna's effective tax rate increased slightly to 31.00% in the first quarter of 1998 from 30.72% in the first quarter of 1997.

                                  Risk Assets
                                  -----------

         Table 2 shows a decrease in nonperforming assets from $27.3 million at December 31, 1997 to $26.7 million at March 31, 1998, while nonperforming assets to period-end loans and OREO declined from 1.06% at December 31, 1997 to 1.04% at March 31, 1998. Loan loss reserve to non-performing loans at March 31, 1998 was 146% compared with 150% at December 31, 1997.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

         As illustrated in Table 3, the provision remained at $1.2 million in the first quarter of 1998 compared with the first quarter of 1997. Net charge-offs increased by $0.1 million for the same periods. The allowance at March 31, 1998 was 1.34% of period-end loans and leases compared to 1.42% at March 31, 1997.

                               Capital Resources
                               -----------------

         Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 1998 was 12.15%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 1998 was 15.34%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 1998 was 8.71%.

                                  Market Risks
                                  ------------

         The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate risk and liquidity risk are significant to Susquehanna.

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 1998, Susquehanna's subsidiary banks and its savings bank have an unused line of credit available to them from the Federal Home Loan Bank totaling $462 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $133 million at March 31, 1998. These maturing investments represent 17% of total investment securities. Short-term investments amounted to $121 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

         Closely related to the management of liquidity is the management of interest rate risk which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

      Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups -- fixed rate, floating rate and those which reprice only at management's discretion --strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap and interest rate shock analyses to evaluate interest rate sensitivity.

      Susquehanna's policy, as approved by its Board of Directors, is for Susquehanna to experience no more than a 15% decline in net interest income and no more than a 25% decline in economic equity for a 200 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated on a periodic basis. Based upon the most recent interest rate shock analysis, Susquehanna was well within the policy limits.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS


------------------------------------------------------------------------------------------------------------------------------------
                                                 For the Three Month Period Ended             For the Three Month Period Ended
                                                                 March 31, 1998                               March 31, 1997
------------------------------------------------------------------------------------    --------------------------------------------
                                             Average                                      Average
                                             Balance         Interest      Rate (%)       Balance         Interest      Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                        $81,662         $1,116            5.54       $72,419           $977            5.47
Investment securities:
      Taxable                                   648,345         10,485            6.56       532,997          8,270            6.29
      Tax - advantaged                          107,045          1,899            7.19       109,812          1,908            7.05
------------------------------------------------------------------------------------------------------------------------------------


   Total investment securities                  755,390         12,384            6.65       642,809         10,178            6.42
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 2,510,629         55,644            8.99     2,311,648         52,107            9.14
      Tax - advantaged                           51,980          1,222            9.53        45,772          1,069            9.47
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     2,562,609         56,866            9.00     2,357,420         53,176            9.15
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               3,399,661        $70,366            8.39     3,072,648        $64,331            8.49
                                                            ===========================                  ===========================
Allowance for loan and lease losses             (34,441)                                     (33,789)
Other non - earning assets                      280,776                                      240,075
--------------------------------------------------------                                -------------

        Total assets                         $3,645,996                                   $3,278,934
========================================================                                =============

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                $819,421         $6,657            3.29      $747,912         $5,693            3.09
      Savings                                   425,919          2,566            2.44       434,701          2,697            2.52
      Time                                    1,272,304         17,580            5.60     1,221,553         16,268            5.40
Short - term borrowings                          86,696          1,108            5.18        66,778            836            5.08
Long - term debt                                303,713          4,871            6.50       140,000          2,479            7.18
------------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities          2,908,053        $32,782            4.57     2,610,944        $27,973            4.35
                                                            ===========================                  ===========================
Demand deposits                                 346,032                                      310,999
Other liabilities                                43,017                                       41,814
--------------------------------------------------------                                -------------

      Total liabilities                      $3,297,102                                   $2,963,757
--------------------------------------------------------                                -------------

Stockholders' equity                            348,894                                      315,177
--------------------------------------------------------                                -------------

Total liabilities & stockholders' equity     $3,645,996                                   $3,278,934
========================================================                                =============

Net interest income / yield on
      average earning assets                                   $37,584            4.48                      $36,358            4.80
                                                            ===========================                  ===========================

   For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                      March 31,             December 31,                  March 31,
(Dollars in thousands)                                                     1998                   1997                         1997
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
       Nonaccrual loans and leases                                      $23,471                  $22,964                    $22,049
       Restructured accrual loans                                            --                       --                      6,349
       Other real estate owned                                            3,274                    4,379                      5,408
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                              $26,745                  $27,343                    $33,806
====================================================================================================================================

As a percent of period-end loans and leases and
       other real estate owned                                            1.04%                    1.06%                      1.42%
Loans and leases contractually
   past due 90 days and still accruing                                   $5,154                   $6,760                     $9,469


TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Three Months Ended March 31,
(Dollars in thousands)                                                                              1998                       1997
------------------------------------------------------------------------------------------------------------------------------------

Balance - Beginning of period                                                                    $34,550                    $33,800
       Additions charged to operating expenses                                                     1,233                      1,206
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  35,783                     35,006
------------------------------------------------------------------------------------------------------------------------------------
       Charge-offs                                                                                (1,845)                    (1,742)
       Recoveries                                                                                    379                        360
------------------------------------------------------------------------------------------------------------------------------------
             Net charge-offs                                                                      (1,466)                    (1,382)
------------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                                             $34,317                    $33,624
====================================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)                               0.23%                      0.24%
Allowance as a percent of period-end loans and leases                                              1.34%                      1.42%

Average loans and leases                                                                      $2,562,609                 $2,357,420
Period-end loans and leases                                                                    2,560,452                  2,375,846

PART II. OTHER INFORMATION
         -----------------

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None







         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUSQUEHANNA BANCSHARES, INC.



May 7, 1998
                                          /s/ Robert S. Bolinger
                                          ----------------------
                                          Robert S. Bolinger
                                          President and Chief Executive Officer



May 7, 1998                               /s/ Drew K. Hostetter
                                          ---------------------
                                          Drew K. Hostetter
                                          Vice President, Treasurer and
                                             Chief Financial Officer