Form 10-Q
period 1998-06-30
SUSQUEHANNA BANCSHARES INC
filed 1998-08-11
CIK 700863

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of June 30, 1998 the Registrant had 22,564,777 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                SEQUENTIAL
                                                                   PAGE
                                                                REFERENCE

PART I.     FINANCIAL INFORMATION
3

Item 1. FINANCIAL STATEMENTS                                        3

        Consolidated Balance Sheets - as if June 30, 1998 and 1997
            and December 31, 1997                                   3

        Consolidated Statements of Income - for the three months ended
            and six months ended June 30, 1998 and 1997             4

        Consolidated Statements of Cash Flow - for the six months
            periods ended June 30, 1998 and 1997                    5

        Notes to Consolidated Financial Statements                  6-8


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION                                9-18

PART II     OTHER INFORMATION                                      19

Item 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                    19 - 20

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                       20

            SIGNATURES                                             21


            EXHIBIT INDEX                                          22


PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                 June 30  December 31      June 30
ASSETS                                                                    1998         1997         1997
--------------------------------------------------------------------------------------------------------
Cash and due from banks                                             $  102,768   $   97,341   $   97,310
Short-term investments                                                  40,950       41,850       60,764
Investment securities available for sale                               773,136      573,576      528,350
Investment securities held to maturity                                  71,649       83,102       98,321
              (Fair values $72,347; $83,983 and $99,057)
Loans and leases, net of unearned income                             2,627,123    2,569,613    2,414,730
Less: Allowance for loan and lease losses                               34,321       34,550       33,799
                                                                    ----------   ----------   ----------
      Net loans and leases                                           2,592,802    2,535,063    2,380,931
                                                                    ----------   ----------   ----------
Premises and equipment (net)                                            49,223       47,185       44,220
Accrued income receivable                                               22,990       22,234       20,921
Other assets                                                           126,455      124,536      104,729
                                                                    ----------   ----------   ----------
  Total assets                                                      $3,779,973   $3,524,887   $3,335,546
                                                                    ==========   ==========   ==========
 LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Deposits:
   Demand                                                           $  380,490   $  351,943   $  343,127
   Interest-bearing demand                                             832,961      802,130      739,532
   Savings                                                             434,678      424,715      440,989
   Time                                                              1,138,241    1,108,205    1,066,561
   Time of $100 or more                                                133,365      164,224      143,137
                                                                    ----------   ----------   ----------
      Total deposits                                                 2,919,735    2,851,217    2,733,346
                                                                    ----------   ----------   ----------
Short-term borrowings                                                   93,230      103,323      104,832
Long-term debt                                                         365,935      181,888      130,278
Accrued interest, taxes, and expenses payable                           32,064       30,291       30,692
Other liabilities                                                        9,048       11,430       17,097
                                                                    ----------   ----------   ----------
      Total liabilities                                              3,420,012    3,178,149    3,016,245

Stockholders' equity:
      Common stock
         Authorized: 100,000,000; 32,000,000; and
         32,000,000 shares ($2.00 par value), respectively
         Issued: 33,885,029; 22,586,416; and 22,008,111, respectively   67,770       45,171       44,016
      Surplus                                                           55,207       77,519       70,684
      Retained earnings                                                232,484      220,491      203,151
      Accumulated other comprehensive income, net of taxes of $2,588;
         $2,381 and $833, respectively                                   4,731        3,712        1,605
      Less: Treasury stock, (34,866; 30,454 and 20,303 common shares
         at cost, respectively)                                            231          155          155
                                                                    ----------   ----------   ----------
         Total stockholders' equity                                    359,961      346,738      319,301
                                                                    ----------   ----------   ----------
Total liabilities and stockholders' equity                          $3,779,973   $3,524,887   $3,335,546
                                                                    ==========   ==========   ==========
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries



CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                          JUNE 30               JUNE 30
------------------------------------------------------------------------------------------------------------------------------------

In thousands, except per share)                                                       1998       1997       1998       1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                               $57,199    $54,670   $113,637   $107,472
Interest on investment securities: Taxable                                           11,532      8,184     22,017     16,454
                                   Tax-exempt                                         1,328      1,224      2,565      2,467
Interest on short-term investments                                                    1,063        975      2,179      1,952
------------------------------------------------------------------------------------------------------------------------------------

      Total interest income                                                          71,122     65,053    140,398    128,345
------------------------------------------------------------------------------------------------------------------------------------


INTEREST EXPENSE
Interest on deposits:
      Interest-bearing demand                                                         6,766      5,797     13,423     11,490
      Savings                                                                         2,485      2,717      5,051      5,414
      Time                                                                           17,709     16,583     35,289     32,851
Interest on short-term borrowings                                                     1,088      1,027      2,196      1,863
Interest on long-term debt                                                            5,811      2,431     10,682      4,910
------------------------------------------------------------------------------------------------------------------------------------

      Total interest expense                                                         33,859     28,555     66,641     56,528
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                  37,263     36,498     73,757     71,817
Provision for loan and lease losses                                                   1,252      1,220      2,485      2,426
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                        36,011     35,278     71,272     69,391
------------------------------------------------------------------------------------------------------------------------------------


OTHER INCOME
Service charges on deposit accounts                                                   1,925      1,548      3,709      3,116
Other service charges, commissions, fees                                              1,187        871      2,184      1,460
Income from fiduciary-related activities                                                992        852      1,853      1,710
Gain on sale of mortgages                                                             1,360        761      2,425      1,243
Other operating income                                                                2,615      1,498      4,833      3,328
Investment security gains/(losses)                                                       22         45         28         48
------------------------------------------------------------------------------------------------------------------------------------

      Total other income                                                              8,101      5,575     15,032     10,905
------------------------------------------------------------------------------------------------------------------------------------


OTHER EXPENSES
Salaries and employee benefits                                                       13,952     15,433     27,658     29,604
Net occupancy expense                                                                 1,971      1,895      3,960      3,889
Furniture and equipment expense                                                       1,732      1,513      3,329      2,949
FDIC insurance premiums                                                                 178        191        357        372
Other operating expenses                                                             10,073      8,588     19,429     16,600
------------------------------------------------------------------------------------------------------------------------------------

      Total other expenses                                                           27,906     27,620     54,733     53,414
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                           16,206     13,233     31,571     26,882
Provision for income taxes                                                            5,340      4,228     10,101      8,421
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          $10,866    $ 9,005   $ 21,470   $ 18,461
====================================================================================================================================

Per share information:
      Basic earnings                                                                  $0.32      $0.27      $0.63      $0.56
      Diluted earnings                                                                $0.32      $0.27      $0.63      $0.56
      Cash dividends                                                                  $0.14      $0.13      $0.28      $0.27
Average shares outstanding: Basic                                                    33,837     32,952     33,835     32,952
                            Diluted                                                  34,044     33,027     34,043     33,020
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

 Susquehanna Bancshares, Inc. and Subsidiaries


 CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Six months ended June 30                                                                                   1998         1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                          $  21,470    $  18,461
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, amortization and accretion                                                            5,794        5,153
      Provision for loan and lease losses                                                                 2,485        2,426
      Gain on securities transactions                                                                       (28)         (48)
      Gain on sale of loans                                                                              (2,425)      (1,243)
      Gain on sale of other real estate owned                                                              (107)         (98)
      Mortgage loans originated for resale                                                             (145,765)     (32,283)
      Sale of mortgage loans originated for resale                                                      138,819       31,655
      (Increase)/decrease in accrued interest receivable                                                   (756)         903
      Increase/(decrease) in accrued interest payable                                                     1,448         (192)
      Decrease in accrued expenses and taxes payable                                                        325        1,048
      Other, net                                                                                         (4,330)         911
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                                16,930       26,693
------------------------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES:
  Proceeds from the sale of available-for-sale securities                                                16,939       30,094
  Proceeds from the maturity of investment securities                                                   127,993      111,367
  Purchase of available-for-sale securities                                                            (333,100)    (108,667)
  Purchase of held-to-maturity securities                                                                    --       (1,373)
  Net increase in loans and leases                                                                      (52,675)     (67,695)
  Capital expenditures                                                                                   (4,765)      (2,374)
  Purchase of Bank-Owned Life Insurance                                                                      --      (25,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used for)/provided from investing activities                                                 (245,609)     (63,648)
------------------------------------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits                                                                    68,518      (20,772)
  Net (decrease)increase in short-term borrowings                                                       (10,093)       4,182
  Proceeds from issuance of long-term debt                                                              225,000       25,000
  Repayment of long-term debt                                                                           (40,953)     (15,090)
  Proceeds from issuance of common stock                                                                    362          208
  Cash paid for treasury stock                                                                             (113)          --
  Cash paid for fractional shares                                                                           (38)          (3)
  Dividends paid                                                                                         (9,477)      (8,461)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided from/(used for) financing activities                                                  233,206      (14,936)
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    4,527      (51,891)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                                  139,191      209,965
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                                  $ 143,718    $ 158,074
====================================================================================================================================

Cash and cash equivalents:
  Cash and due from banks                                                                             $ 102,768    $  97,310
  Short-term investments                                                                                 40,950       60,764
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                                  $ 143,718    $ 158,074
====================================================================================================================================

     Interest paid on deposits, short-term borrowings, and long-term debt was $65,193 in 1998, and $56,720 in 1997. Income taxes paid were $9,802 in 1998, and $6,947 in 1997. Amounts transferred to other real estate owned were $4,554 in 1998, and $2,185 in 1997.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                                                                                  OTHER
                                                                COMMON              RETAINED   COMPREHENSIVE   TREASURY      TOTAL
Six Month Periods Ended June 30                                  STOCK    SURPLUS   EARNINGS      INCOME          STOCK     EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1997                                      $29,331    $85,165   $197,765          $1,190      ($155)  $313,296
   Comprehensive income:
     Net income                                                                       18,461                                18,461
        Change in unrealized gain/(loss) on securities,
           net of taxes of $175 and reclassification
           adjustment of $48                                                                             415                   415
----------------------------------------------------------------------------------------------------------------------------------
          Total comprehensive income                                                  18,461             415                18,876
     Common stock issued under
        employee benefit plans                                      13        195                                              208
  Effect of three-for-two stock split                           14,672    (14,672)                                              --
  Cash paid for fractional shares of pooled entity                             (4)                                              (4)
  Cash dividends declared:
     Per common share of $0.41                                                        13,075                               (13,075)
----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                                        $44,016    $70,684   $203,151          $1,605      ($155) $ 319,301
==================================================================================================================================
Balance - January 1, 1998                                      $45,171    $77,519   $220,491          $3,712      ($155) $ 346,738
     Comprehensive income:
        Net income                                                                    21,470                                21,470
        Change in unrealized gain/(loss) on securities,
             net of taxes of $207 and reclassification
             adjustment of $28                                                                         1,019                 1,019
----------------------------------------------------------------------------------------------------------------------------------
             Total comprehensive income                                               21,470           1,019                22,489
        Common stock issued under employee benefit plans            11        314                                    37        362
        Effect of three-for-two stock split                     22,588    (22,626)                                             (38)
        Purchase of treasury stock                                                                                 (113)      (113)
        Cash dividends paid:
          Per common share of $0.28                                                   (9,477)
----------------------------------------------------------------------------------------------------------------------------------
  Balance - June 30, 1998                                      $67,770    $55,207   $232,484          $4,731      ($231)  $359,961
==================================================================================================================================

ACCOUNTING POLICIES
     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 1998 and 1997.
     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 45 through 47 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. SFAS 133 requires that derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of SFAS 133 will not have a significant effect on Susquehanna's results of operations or its financial position.
     On July 1, 1998, Susquehanna paid a three-for-two stock split in the form of a stock dividend. Per share information has been adjusted to reflect the stock split.


Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                  June 30, 1998                          December 31, 1997
                                                           -------------------------------      ----------------------------------
(In thousands)                                             Amortized cost       Fair value      Amortized cost          Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury                                              $ 94,471            $ 95,099            $118,972            $119,624
  U.S. Government agencies                                    200,195             200,791             231,410             232,238
  State & municipal                                            52,083              52,756              31,470              32,200
  Mortgage-backed                                             340,049             340,301              91,695              92,176
  Corporates                                                   53,099              53,545              72,136              72,672
  Equities                                                     25,919              30,644              21,800              24,666
-----------------------------------------------------------------------------------------------------------------------------------
                                                              765,816             773,136             567,483             573,576
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury                                             $    500            $    500            $    750            $    750
   State & municipal                                           66,199              66,872              75,882              76,739
   Mortgage-backed                                              4,900               4,925               6,420               6,444
   Corporates                                                      50                  50                  50                  50
------------------------------------------------------------------------------------------------------------------------------------
                                                               71,649              72,347              83,102              83,983
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                  $837,465            $845,483            $650,585            $657,559
====================================================================================================================================

LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at  June 30, 1998 and December 31, 1997, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                               June 30,                              December 31,
(in thousands)                                                                     1998                                    1997
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                        $  314,051                              $  303,587
Real estate - construction                                                        239,369                                 225,971
Real estate - mortgage                                                          1,693,426                               1,664,240
Consumer                                                                          311,344                                 311,393
Leases                                                                             68,933                                  64,422
------------------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                                                       $2,627,123                              $2,569,613
====================================================================================================================================

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of
June 30, 1998 and December 31, 1997, is
presented as follows:
                                                                                June 30,                             December 31,
(Dollars in thousands)                                                              1998                                   1997
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                          $ 7,304                                 $11,070
Impaired loans with a reserve                                                       4,367                                   1,814
------------------------------------------------------------------------------------------------------------------------------------
  Total impaired loans                                                            $11,671                                 $12,884
------------------------------------------------------------------------------------------------------------------------------------
Reserve for impaired loans                                                        $ 1,005                                 $   269
====================================================================================================================================

An analysis of impaired loans for the three and six months periods ended June 30, 1998 and 1997 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended June 30               Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                             $11,990             $14,640             $12,542             $13,962
Interest income on impaired loans (cash-basis)                     79                 149                 113                 580

Susquehanna Bancshares, Inc. and Subsidiaries
SHORT-TERM BORROWINGS

------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 1998 and December 31, 1997, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,                  December 31,
(In thousands)                                                                                    1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
    Securities sold under repurchase agreements                                                $ 60,527                     $ 81,351
    Treasury tax and loan notes                                                                  14,255                        9,472
    Federal funds purchased                                                                          --                        8,500
    Federal Home Loan Bank borrowings                                                            18,448                        4,000
------------------------------------------------------------------------------------------------------------------------------------
    Total short-term borrowings                                                                $ 93,230                     $103,323
====================================================================================================================================

LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at June 30, 1998 and December 31, 1997, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,               December 31,
                                                                                                     1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
    Term note due July, 1998                                                                       $  5,000               $  5,000
    Installment note due June, 1999                                                                      19                     28
    FHLB advances in varying maturities through July, 2011                                          275,400                 91,340
    Term loan note due September, 2014                                                                  516                    520
Parent:
    Senior notes due February, 2003                                                                  35,000                 35,000
    Subordinated notes due February, 2005                                                            50,000                 50,000
------------------------------------------------------------------------------------------------------------------------------------
  Total long-term debt                                                                             $365,935               $181,888
====================================================================================================================================

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 1998 and
1997:
---------------------------------------------------------------------------------------------------------------------------------
                                                                             For the three months ended June 30
                                                       --------------------------------------------------------------------------
                                                                        1998                                   1997
                                                       --------------------------------------  ----------------------------------
                                                                                 Per Share                              Per Share
                                                         Income        Shares       Amount       Income       Shares       Amount
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stock                        $10,866        33,837        $0.32       $9,005       32,952     $   0.27

Effect of Diluted Securities:
Stock options outstanding                                                 207                                     75
                                                                       ------                                 ------

Diluted Earnings per Share:
Income available to common stockholders
    and assumed conversion                              $10,866        34,044        $0.32       $9,005       33,027     $   0.27
=================================================================================================================================
                                                                                For the six months ended June 30
                                                       --------------------------------------------------------------------------
                                                                        1998                                   1997
                                                       --------------------------------------  ----------------------------------
                                                                                 Per Share                              Per Share
                                                         Income        Shares       Amount       Income       Shares       Amount
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stock                        $21,470        33,835        $0.63       $18,461      32,952        $0.56

Effect of Diluted Securities:
Stock options outstanding                                                 208                                     68
                                                                       ------                                 ------

Diluted Earnings per Share:
Income available to common stockholders
    and assumed conversion                              $21,470        34,043        $0.63       $18,461      33,020        $0.56
=================================================================================================================================

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
-----------------------------------------------------------------

AND FINANCIAL CONDITION
-----------------------

     The following is management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna"). All per share data has been adjusted to reflect the three-for-two stock split declared May 29, 1998.

     One transaction occurred which affects the comparability of Susquehanna's financial performance for the second quarter and first six months of 1998 compared with the second quarter and first six months of 1997. On July 31, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, PA, through an exchange of 560,353 shares of common stock (prior to the split) to the shareholders of Founders' based on an exchange ratio of .566 shares of Susquehanna common stock (prior to the split) for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, Susquehanna's prior period consolidated financial statements have not been restated for Founders'.



                               Earnings Summary
                               ----------------

     Susquehanna's net income for the second quarter of 1998 was $10.9 million, a 21% increase over the net income of $9.0 million reported in the second quarter of 1997. Net income for the six months ended June 30, 1998 was $21.5 million, or 16% above the $18.5 million achieved for the same period of 1997.

     Contributing to this strong earnings performance was significant growth in non-interest income resulting primarily from an increase in mortgage-banking activities and bank-owned life insurance ("BOLI") income and the sale of mortgage servicing rights. Non-interest income was $2.5 million or 45% higher in the second quarter of 1998 compared with the second quarter of 1997. For the six months, non-interest income grew 38% or $4.1 million in 1998 compared with 1997.

     Earnings per share ("EPS") increased 19% from $0.27 per share for the second quarter of 1997 to $0.32 per share for the second quarter of 1998. Return on average assets ("ROA"), and return on average equity ("ROE"), increased from 1.09% and 11.28%, respectively, in the second quarter of 1997 to 1.16% and 12.21%, respectively, in the second quarter of 1998. For the second quarter of 1998, tangible EPS, ROA and ROE were $0.34, 1.25%, and 14.48%, respectively.

     For the six months ended June 30, 1998, EPS increased 13%, to $0.63 per share compared with $0.56 per share for the same period of 1997. ROA and ROE increased from 1.13% and 11.72% for the first six months of 1997 to 1.17% and 12.27% for the same period in 1998. For the six months ended June 30, 1998, tangible EPS, ROA, and ROE were $0.68, 1.26%, and 14.60%, respectively.

     Total assets at June 30, 1998 of $3.8 billion were $444 million higher than one year ago. Loans totaled $2.6 billion at June 30, 1998, compared to $2.4 billion at June 30, 1997, and deposits were $2.9 billion at June 30, 1998 compared to $2.7 billion at June 30, 1997. Equity capital was $360 million at June 30, 1998, or $10.63 per share compared to $319 million, or $9.69 per share at June 30, 1997.

                              Net Interest Income
                              -------------------

     The major source of operating revenues is net interest income, which rose to a level of $37.3 million in the second quarter of 1998 compared to $36.5 million for the same period in 1997. For the six months ended June 30, 1998, net interest income was $73.8 million compared with $71.8 million for the six months ended June 30, 1997. Net interest income is the income which remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 82% and 87% for the quarters ended

June 30, 1998 and 1997, respectively, and was 83% and 87% for the six months ended June 30, 1998 and 1997, respectively.

     While net interest income increased $1.9 million and $0.8 million, respectively, during the first six months and second quarter of 1998 compared to the first six months and second quarter of 1997, the net interest margin for the six months ended declined to 4.43% from 4.84% and for the quarter ended to 4.39% from 4.88% for 1998 versus 1997, respectively. During the first quarter of 1998, Susquehanna began an investment program to better utilize its capital and to reduce its tax burden. This program, which purchased $175 million of GNMA securities funded by Federal Home Loan Bank borrowings, caused about half of the decline in the net interest margin. The remaining decline in net interest margin was primarily due to lower reinvestment rates on loans and higher deposit costs resulting from market forces impacting product pricing.

                                 Other Income
                                 ------------

     Non-interest income increased $2.5 million or 45% from $5.6 million in the second quarter of 1997 to $8.1 million in the second quarter of 1997. This increase resulted primarily from an increase in gains on mortgage sales of $0.6 million, an increase in deposit fees of $0.4 million and an increase of $0.3 million in BOLI income. Also, a gain of $0.7 million was realized on the sale of mortgage servicing rights in the second quarter of 1998.

     For the six months ended June 30, 1998, non-interest income increased $4.1 million or 38% over the same period of 1997. Gain on sale of mortgages was $1.2 million higher and BOLL income was $1.2 million higher in 1998 compared with 1997. The gain realized on the sale of the mortgage servicing rights noted above as well as an increase in deposit fees of $0.6 million also contributed to the favorable variance.

     Other income as a percentage of net interest income and other income was 18% and 13% for the quarters ended June 30, 1998 and 1997, respectively, and was 17% and 13% for the six months ended June 30, 1998 and 1997, respectively.

                                Other Expenses
                                --------------

     Total non-interest expenses increased $0.3 million or 1% from $27.6 million in the second quarter of 1997 to $27.9 million in the second quarter of 1998. For the six months ended June 30, 1998, non-interest expenses increased $1.3 million or 2% over the same period of 1997. During the second quarter of 1997, Susquehanna incurred a one-time charge of $1.3 million for severance expense relating to the consolidation of three Maryland savings bank subsidiaries. During the second quarter of 1998, Susquehanna incurred unusual charges of $1.0 million related to acquisition activity and Year 2000. The net increase in non-interest expenses after unusual charges for both the six months and quarter was due primarily to the acquisition of Founders' Bank in July 1997.

     Susquehanna has incurred consulting expenses of $0.7 million during the first six months of 1998 and $0.6 million during the second quarter of 1998 directly related to Year 2000. Susquehanna estimates that total consulting costs it will incur regarding Year 2000 compliance during 1998 and 1999 will total $4.0 million. This is $1.0 million higher than the original estimate. The original estimate of $7.0 million regarding the purchase of new software and hardware associated with Susquehanna's systems conversion projects has not changed.

                                 Income Taxes
                                 ------------

     Susquehanna's effective tax rate increased slightly to 32.00% for the first six months of 1998 from 31.33% for the first six months of 1997.

                                  Risk Assets
                                  -----------

     Table 2 shows a decrease in nonperforming assets from $27.3 million at December 31, 1997 to $26.7 million at June 30, 1998, while nonperforming assets to period-end loans and OREO declined from 1.06% at December 31, 1997 to 1.01% at June 30, 1998. Loan loss reserve to non-performing loans at June 30, 1998 was 149% compared with 150% at December 31, 1997.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

     As illustrated in Table 3, the provision increased slightly at $1.3 million in the second quarter of 1998 compared with $1.2 million in the second quarter of 1997. Net charge-offs increased by $0.2 million for the same periods.

     For the six months ended June 30, 1998, the provision was $2.5 million compared with $2.4 million for the same period of 1997. Net charge-offs for the six months ended June 30, 1998 increased by $0.3 million over the same period of 1997. The allowance at June 30, 1998 was 1.31% of period-end loans and leases compared to 1.40% at June 30, 1997.

                               Capital Resources
                               -----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 1998 was 12.29%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at June 30, 1998 was 15.45%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 1998 was 8.59%.

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

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 1998, Susquehanna's subsidiary banks and its savings bank have an unused line of credit available to them from the Federal Home Loan Bank totaling $453 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $118 million at June 30, 1998. These maturing investments represent 14% of total investment securities. Short-term investments amounted to $41 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

     Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups -- fixed rate, floating rate and those which reprice only at management's discretion -- strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap and interest rate shock analyses to evaluate interest rate sensitivity.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                    For the Three Month Period Ended       For the Three Month Period Ended
                                                                June 30, 1998                         June 30, 1997
--------------------------------------------------------------------------------------    -----------------------------------
                                                    Average                                Average
                                                    Balance    Interest      Rate (%)      Balance     Interest     Rate (%)
-----------------------------------------------------------------------------------------------------------------------------
Assets
------
Short-term investments                              $77,085      $1,063          5.53      $71,088         $975         5.50
Investment securities:
    Taxable                                         720,076      11,532          6.42      523,382        8,184         6.27
    Tax-advantaged                                  116,050       2,040          7.05      107,403        1,879         7.02
-----------------------------------------------------------------------------------------------------------------------------

 Total investment securities                        836,126      13,572          6.51      630,765       10,063         6.40
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
    Taxable                                       2,545,523      56,418          8.89    2,340,145       53,967         9.25
    Tax-advantaged                                   51,708       1,201          9.32       45,840        1,082         9.47
-----------------------------------------------------------------------------------------------------------------------------

  Total loans and leases                          2,597,231      57,619          8.90    2,385,985       55,049         9.25
-----------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                     3,510,442     $72,254          8.26    3,087,838      $66,087         8.58
                                                              ========================                =======================
Allowance for loan and lease losses                 (34,142)                               (33,699)
Other non-earning assets                            292,105                                255,164
------------------------------------------------------------                           ------------

Total assets                                     $3,768,405                             $3,309,303
============================================================                           ============

Liabilities & Equity
--------------------
Deposits:
    Interest-bearing demand                        $838,254      $6,766          3.24     $749,084       $5,797         3.10
    Savings                                         434,282       2,485          2.30      438,168        2,717         2.49
    Time                                          1,269,586      17,709          5.59    1,217,720       16,583         5.46
Short-term borrowings                                83,754       1,088          5.21       80,733        1,027         5.10
Long-term debt                                      372,780       5,811          6.25      134,950        2,431         7.23
-----------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                2,998,656     $33,859          4.53    2,620,655       28,555         4.37
                                                              ========================                =======================
Demand deposits                                     369,554                                322,444
Other liabilities                                    43,281                                 46,013
------------------------------------------------------------

Total liabilities                                $3,411,491                             $2,989,112
------------------------------------------------------------                           ------------

Stockholders' equity                                356,914                                320,191
------------------------------------------------------------                           ------------

Total liabilities & stockholders' equity         $3,768,405                             $3,309,303
============================================================                           ============

Net interest income / yield on
    average earning assets                                      $38,395          4.39                   $37,532         4.88
                                                              ========================                =======================
-----------------------------------------------------------------------------------------------------------------------------
                                                     For the Six Month Period Ended         For the Six Month Period Ended
                                                               June 30, 1998                         June 30, 1997
                                                   -----------------------------------    -----------------------------------
                                                    Average                                Average
                                                    Balance     Interest     Rate (%)      Balance     Interest    Rate (%)
-----------------------------------------------------------------------------------------------------------------------------
Assets
------
Short-term investments                              $79,628       $2,179        5.52       $71,750       $1,952       5.49
Investment securities:
    Taxable                                         684,489       22,017        6.49       528,153       16,454       6.28
    Tax-advantaged                                  111,572        3,939        7.12       108,601        3,787       7.03
---------------------------------------------------------------------------------------------------------------------------

 Total investment securities                        796,061       25,956        6.58       636,754       20,241       6.41
---------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
    Taxable                                       2,528,265      112,062        8.94     2,325,975      106,074       9.20
    Tax-advantaged                                   51,751        2,423        9.44        45,806        2,151       9.47
---------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                          2,580,016      114,485        8.95     2,371,781      108,225       9.20
---------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                     3,455,705     $142,620        8.32     3,080,285     $130,418       8.54
                                                              =======================                 =====================
Allowance for loan and lease losses                 (34,290)                               (33,744)
Other non-earning assets                            286,124                                247,661
------------------------------------------------------------                           ------------
Total assets                                     $3,707,539                             $3,294,202
============================================================                           ============

Liabilities & Equity
--------------------
Deposits:
    Interest-bearing demand                        $828,888      $13,423        3.27      $748,501      $11,490       3.10
    Savings                                         430,124        5,051        2.37       436,444        5,414       2.50
    Time                                          1,271,016       35,289        5.60     1,219,626       32,851       5.43
Short-term borrowings                                85,217        2,196        5.20        73,794        1,863       5.09
Long-term debt                                      338,438       10,682        6.36       137,461        4,910       7.20
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                2,953,683      $66,641        4.55     2,615,826      $56,528       4.36
                                                              =======================                  ====================
Demand deposits                                     357,858                                316,753
Other liabilities                                    43,067                                 43,925
------------------------------------------------------------                           ------------

Total liabilities                                $3,354,608                             $2,976,504
------------------------------------------------------------                           ------------

Stockholders' equity                                352,931                                317,698
------------------------------------------------------------                           ------------

Total liabilities & stockholders' equity         $3,707,539                             $3,294,202
============================================================                           ============

Net interest income / yield on
    average earning assets                                       $75,979        4.43                    $73,890       4.84
                                                              =======================                 =====================

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        June 30,      December 31,      June 30,
(Dollars in thousands)                                                                      1998              1997          1997
---------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
       Nonaccrual loans and leases                                                       $21,992           $22,964       $26,029
       Restructured accrual loans                                                          1,095               ---           ---
       Other real estate owned                                                             3,565             4,379         4,978
---------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                               $26,652           $27,343       $31,007
=================================================================================================================================

As a percent of period-end loans and leases and
       other real estate owned                                                              1.01%             1.06%         1.28%
Loans and leases contractually
   past due 90 days and still accruing                                                    $6,768            $6,760        $7,173


TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended June 30,       Six Months Ended June 30,

(Dollars in thousands)                                                   1998             1997              1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                           $34,317          $33,624           $34,550       $33,800
       Additions charged to operating expenses                            1,252            1,220             2,485         2,426
---------------------------------------------------------------------------------------------------------------------------------
                                                                         35,569           34,844            37,035        36,226
---------------------------------------------------------------------------------------------------------------------------------
       Charge-offs                                                       (1,621)          (1,287)           (3,466)       (3,029)
       Recoveries                                                           373              242               752           602
---------------------------------------------------------------------------------------------------------------------------------
            Net charge-offs                                              (1,248)          (1,045)           (2,714)       (2,427)
---------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                    $34,321          $33,799           $34,321       $33,799
=================================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)       0.19%            0.18%             0.21%         0.21%
Allowance as a percent of period-end loans and leases                      1.31%            1.40%             1.31%         1.40%

Average loans and leases                                             $2,597,231       $2,385,985        $2,580,016    $2,371,781
Period-end loans and leases                                           2,627,123        2,414,730         2,627,123     2,414,730


PART II.  OTHER INFORMATION
          -----------------

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Annual Meeting of Shareholders was held on May 29, 1998. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for directors set forth in the Proxy Statement and all such nominees were elected.

     a). The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted). The terms of office of Robert S. Bolinger, Richard M. Cloney, Richard E. Funke, Henry H. Gibbel, Edward W. Helfrick, C. William Hetzer, George J. Morgan, Robert C. Reymer, Jr., and Roger V. Wiest continued after the meeting.


               NOMINEE                        COMMON STOCK
               -------                        ------------

               James G. Apple
                     For                        17,393,482
                     Withold/abstain               767,878
                     Not present                 4,054,937
                     Broker non-voted              339,977

               Trudy B. Cunningham
                     For                        17,286,435
                     Withold/abstain               874,925
                     Not present                 4,054,937
                     Broker non-voted              339,977

               John M. Denlinger
                     For                        17,391,625
                     Withold/abstain               769,735
                     Not present                 4,054,937
                     Broker non-voted              339,977

               Marley R. Gross
                     For                        17,365,420
                     Withold/abstain               795,940
                     Not present                 4,054,937
                     Broker non-voted              339,977

               T. Max Hall
                     For                        17,329,575
                     Withold/abstain               831,785
                     Not present                 4,054,937
                     Broker non-voted              339,977


               Raymond M. O'Connell
                     For                        17,380,598
                     Withold/abstain               780,762
                     Not present                 4,054,937
                     Broker non-voted              339,977

     b). The shares of Common Stock were voted for the proposal to amend Susquehanna's Articles of Incorporation to increase the aggregate authorized capital of Susquehanna by increasing the common stock of Susquehanna from thirty-two million shares (par value $2.00 per share), to one hundred million shares (par value $2.00 per share) as follows:

                     For                        15,415,046
                     Withold/abstain             2,746,314
                     Not present                 4,054,937
                     Broker non-voted              339,977

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     a). Exhibits
         --------
              3.1    Registrant's Articles of Incorporation.
              3.2    Registrant's By-laws.
              3.3    Articles of Amendment to Registrant's Articles of
                     Incorporation.
             27.1    Financial Data Schedule.

     b). Report on Form 8 - K. On April 28, 1998, Registrant filed a Report on
         ---------------------
Form 8-K, under Item 5, which discussed the proposed acquisition by the Registrant of First Capitol Bank, York, PA, and Cardinal Bancorp., Inc., Everett, PA.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUSQUEHANNA BANCSHARES, INC.


August 7, 1998
                                           /s/ Robert S. Bolinger
                                           ----------------------
                                           Robert S, Bolinger
                                           President and Chief Executive Officer

August 7, 1998
                                           /s/ Drew K. Hostetter
                                           ---------------------
                                           Drew K. Hostetter
                                           Vice President, Treasurer,
                                           and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit         Description                      Method
-------         -----------                      ------

  3.1           Articles of Incorporation.       Previously filed. Incorporated
                                                 by reference to Attachment E
                                                 to the Registrant's Joint
                                                 Proxy Statement / Prospectus
                                                 on Registrant's Registration
                                                 Statement on Form S-4,
                                                 Registration No. 33-76319.

  3.2           By-laws.                         Previously filed. Incorporated
                                                 by reference to
                                                 Exhibit (3)(b) of Registrant's
                                                 Annual Report on Form 10-K
                                                 for the fiscal year ended
                                                 December 31, 1994.

  3.3           Articles of Amendment.           Effective June 1, 1998, filed
                                                 herewith.

 27.1           Financial Data Schedule.         Submitted electronically to
                                                 the Securities and Exchange
                                                 Commission for information
                                                 only and not filed.

                       EXHIBIT A TO ARTICLES OF AMENDMENT


The current text of Article 5 of Susquehanna Bancshares, Inc.'s Articles of Incorporation is hereby deleted and restated in its entirety as follows:

     Article 5.  The aggregate number of shares which the corporation will have
     ---------
     the authority to issue is one hundred five million (105,000,000) shares, divided into two classes consisting of five million (5,000,000) shares of Preferred Stock, without par value ("Preferred Stock") and one hundred million (100,000,000) shares of Common Stock, par value $2.00 per share ("Common Stock").

                 The Board of Directors shall have the full authority permitted by law to fix by resolution full, limited, multiple or fractional, or no voting rights, and such designations and preferences, priorities, qualifications, privileges, limitations, restrictions, options, conversion rights, dividend features, retirement features, liquidation features, redemption features and any other special or relative rights that may be desired for the Preferred Stock and any series thereof, and to issue such Preferred Stock from time to time in one or more series. The designations, preferences, priorities, qualifications, privileges, limitations, restrictions, options, conversion rights, dividend features, retirement features, liquidation features, redemption features and any other special or relative rights of any series of Preferred Stock may differ from those of any and all series at any time outstanding.