Form 10-Q
period 1998-09-30
SUSQUEHANNA BANCSHARES INC
filed 1998-11-12
CIK 700863

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                             Yes (X)     No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of October 31, 1998 the Registrant had 33,826,203 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                      SEQUENTIAL
                                                                          PAGE
                                                                       REFERENCE

PART I.  FINANCIAL INFORMATION                                               3

Item 1.  FINANCIAL STATEMENTS                                                3

         Consolidated Balance Sheets - as of September 30, 1998 and 1997
                  and December 31, 1997                                      3

         Consolidated Statements of Income - for the three months ended
                  and nine months ended September 30, 1998 and 1997          4
         Consolidated Statements of Cash Flow - for the nine months
                  periods ended September 30, 1998 and 1997                  5

         Notes to Consolidated Financial Statements                         6-8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION                                      9-17

PART II. OTHER INFORMATION                                                  18

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                          18

                  SIGNATURES                                                18

                  EXHIBIT INDEX                                             19

PART I. FINANCIAL INFORMATION

Item 1                                 FINANCIAL STATEMENTS
                                       --------------------


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                      September 30   December 31  September 30
ASSETS                                                                                              1998          1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                       $   77,843    $   97,341    $  100,298
Short-term investments                                                                            31,056        41,850        35,027
Investment securities available for sale                                                         804,559       573,576       577,913
Investment securities held to maturity                                                            67,538        83,102        90,978
              (Fair values of $68,695; $83,983 and $91,818)
Loans and leases, net of unearned income                                                       2,641,439     2,569,613     2,538,761
Less: Allowance for loan and lease losses                                                         34,528        34,550        34,547
                                                                                              ----------    ----------    ----------
          Net loans and leases                                                                 2,606,911     2,535,063     2,504,214
                                                                                              ----------    ----------    ----------
Premises and equipment (net)                                                                      49,559        47,185        45,103
Accrued income receivable                                                                         22,169        22,234        21,866
Other assets                                                                                     125,023       124,536       104,271
                                                                                              ----------    ----------    ----------
        Total assets                                                                          $3,784,658    $3,524,887    $3,479,670
                                                                                              ==========    ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Deposits:
        Demand                                                                                $  356,180    $  351,943    $  345,504
        Interest-bearing demand                                                                  843,638       802,130       763,314
        Savings                                                                                  423,079       424,715       424,857
        Time                                                                                   1,115,180     1,108,205     1,130,469
        Time of $100 or more                                                                     144,522       164,224       146,509
                                                                                              ----------    ----------    ----------
              Total deposits                                                                   2,882,599     2,851,217     2,810,653
                                                                                              ----------    ----------    ----------
Short-term borrowings                                                                            123,658       103,323       115,312
Long-term debt                                                                                   370,329       181,888       170,932
Accrued interest, taxes, and expenses payable                                                     31,167        30,291        32,696
Other liabilities                                                                                  7,838        11,430        10,794
                                                                                              ----------    ----------    ----------
              Total liabilities                                                                3,415,591     3,178,149     3,140,387

Stockholders' equity:
        Common stock
              Authorized: 100,000,000; 32,000,000; and 32,000,000 shares
                       $2.00 par value, respectively
              Issued: 33,885,569; 22,586,416; and 22,572,362, respectively                        67,771        45,171        45,145
        Surplus                                                                                   55,218        77,519        77,255
        Retained earnings                                                                        238,696       220,491       214,214
        Accumulated other comprehensive income, net of taxes of $4,306;
              $2,381 and $1,465, respectively                                                      7,940         3,712         2,824
        Less: Treasury stock, (54,366; 30,454; and 30,454 common
              shares at cost, respectively)                                                          558           155           155
                                                                                              ----------    ----------    ----------
              Total stockholders' equity                                                         369,067       346,738       339,283
                                                                                              ----------    ----------    ----------
Total liabilities and stockholders' equity                                                    $3,784,658    $3,524,887    $3,479,670
                                                                                              ==========    ==========    ==========
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                      SEPTEMBER 30                  SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                                 1998            1997          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                          $ 57,752       $ 56,618       $171,389       $164,090
Interest on investment securities: Taxable                                       11,660          8,544         33,677         24,998
                                   Tax-exempt                                     1,342          1,308          3,907          3,775
Interest on short-term investments                                                  516            862          2,695          2,814
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                    71,270         67,332        211,668        195,677
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                                   6,834          6,255         20,257         17,745
        Savings                                                                   2,394          2,666          7,445          8,080
        Time                                                                     17,764         17,497         53,053         50,348
Interest on short-term borrowings                                                 1,378          1,376          3,574          3,239
Interest on long-term debt                                                        5,750          2,700         16,432          7,610
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                   34,120         30,494        100,761         87,022
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                              37,150         36,838        110,907        108,655
Provision for loan and lease losses                                               1,375            981          3,860          3,407
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                    35,775         35,857        107,047        105,248
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                               2,112          1,738          5,821          4,854
Other service charges, commissions, fees                                            809            920          2,993          2,380
Income from fiduciary-related activities                                            981            819          2,834          2,529
Gain on sale of mortgages                                                         1,218            799          3,643          2,042
Other operating income                                                            2,521          1,736          7,354          5,064
Investment security gains/(losses)                                                   30             64             58            112
------------------------------------------------------------------------------------------------------------------------------------

        Total other income                                                        7,671          6,076         22,703         16,981
------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                                   14,068         13,387         41,726         42,991
Net occupancy expense                                                             2,147          1,935          6,107          5,824
Furniture and equipment expense                                                   1,891          1,532          5,220          4,481
FDIC insurance premiums                                                             180            186            537            558
Other operating expenses                                                          9,055          9,186         28,484         25,786
------------------------------------------------------------------------------------------------------------------------------------

        Total other expenses                                                     27,341         26,226         82,074         79,640
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                       16,105         15,707         47,676         42,589
Provision for income taxes                                                        5,155          4,977         15,256         13,398
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                     $ 10,950       $ 10,730       $ 32,420       $ 29,191
====================================================================================================================================

Per share information:
        Basic earnings                                                         $   0.32       $   0.32       $   0.96       $   0.88
        Diluted earnings                                                       $   0.32       $   0.32       $   0.95       $   0.88
        Cash dividends                                                         $   0.14       $   0.14       $   0.42       $   0.41
Average shares outstanding: Basic                                                33,835         33,811         33,835         33,243
                            Diluted                                              34,001         33,893         34,029         33,301
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine months ended September 30                                                                           1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                                  $  32,420             $  29,191
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                                  8,986                 8,148
              Provision for loan and lease losses                                                       3,860                 3,407
              Gain on securities transactions                                                             (58)                 (112)
              Gain on sale of loans                                                                    (3,643)               (2,042)
              Gain on sale of other real estate owned                                                    (102)                 (219)
              Mortgage loans originated for resale                                                   (211,155)             (109,809)
              Sale of mortgage loans originated for resale                                            208,109               105,165
              (Increase)/decrease in accrued interest receivable                                           65                   (42)
              Increase/(decrease) in accrued interest payable                                            (328)                 (309)
              Decrease in accrued expenses and taxes payable                                            1,204                 3,169
              Other, net                                                                               (4,195)               (1,810)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                              35,163                34,737
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                                        33,986                32,857
        Proceeds from the maturity of investment securities                                           212,578               186,252
        Purchase of available-for-sale securities                                                    (456,408)             (206,278)
        Purchase of held-to-maturity securities                                                            --                (1,373)
        Net increase in loans and leases                                                              (74,864)             (110,871)
        Capital expenditures                                                                           (6,586)               (4,055)
        Purchase of Bank-Owned Life Insurance                                                              --               (25,000)
        Net cash (paid)/received in acquisition                                                            --                 3,579
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used for)/provided from investing activities                                               (291,294)             (124,889)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase/(decrease) in deposits                                                            31,382               (33,047)
        Net (decrease)/increase in short-term borrowings                                               20,335                14,662
        Proceeds from issuance of long-term debt                                                      225,000                65,000
        Repayment of long-term debt                                                                   (36,559)              (18,311)
        Proceeds from issuance of common stock                                                            374                   329
        Cash paid for treasury stock                                                                     (440)                   --
        Cash paid for fractional shares                                                                   (38)                  (43)
        Dividends paid                                                                                (14,215)              (13,078)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                                                225,839                15,512
------------------------------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                                                  (30,292)              (74,640)
Cash and cash equivalents at January 1                                                                139,191               209,965
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                                           $ 108,899             $ 135,325
====================================================================================================================================

Cash and cash equivalents:
        Cash and due from banks                                                                     $  77,843             $ 100,298
        Short-term investments                                                                         31,056                35,027
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                                           $ 108,899             $ 135,325
====================================================================================================================================

        Interest paid on deposits, short-term borrowings, and long-term debt was $101,089 in 1998, and $87,331 in 1997. Income taxes paid were $14,475 in 1998, and $11,719 in 1997. Amounts transferred to other real estate owned were $5,845 in 1998, and $3,356 in 1997.

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

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Common                              Retained
Nine Month Periods Ended September 30                                                 Stock           Surplus            Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1997                                                           $29,331           $85,165            $197,765
        Comprehensive income:
              Net income                                                                                                   29,191
              Change in unrealized gain/(loss) on securities, net of
                taxes of $807 and reclassification adjustment of $112
----------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                                                                   29,191

        Common stock issued under
              employee benefit plans                                                     24               305
        Effect of three-for-two stock split                                          14,669           (14,707)
        Acquisition of Founders' Bank                                                 1,121             6,497                 336
        Cash paid for fractional shares of acquired entities                                               (5)
        Cash dividends declared:
              Per common share of $0.41                                                                                   (13,078)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1997                                                        $45,145           $77,255            $214,214
==================================================================================================================================

Balance - January 1, 1998                                                           $45,171           $77,519            $220,491
        Comprehensive income:
              Net income                                                                                                   32,420
              Change in unrealized gain/(loss) on securities, net of
                taxes of $1,925 and reclassification adjustment of $58
----------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                                                                   32,420

        Common stock issued under
              employee benefit plans                                                     12               325
        Effect of three-for-two stock split                                          22,588           (22,626)
        Purchase of treasury stock
        Cash dividends paid:
              Per common share of $0.42                                                                                   (14,215)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1998                                                        $67,771           $55,218            $238,696
==================================================================================================================================

                                                                                Accumulated
                                                                                      Other
                                                                              Comprehensive          Treasury               Total
Nine Month Periods Ended September 30                                                Income             Stock              Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1997                                                            $1,190             ($155)           $313,296
        Comprehensive income:
              Net income                                                                                                   29,191
              Change in unrealized gain/(loss) on securities, net of
                taxes of $807 and reclassification adjustment of $112                 1,828                                 1,828
----------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                              1,828                                31,019

        Common stock issued under
              employee benefit plans                                                                                          329
        Effect of three-for-two stock split                                                                                   (38)
        Acquisition of Founders' Bank                                                  (194)                                7,760
        Cash paid for fractional shares of acquired entities                                                                   (5)
        Cash dividends declared:
              Per common share of $0.41                                                                                   (13,078)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1997                                                         $2,824             ($155)           $339,283
==================================================================================================================================

Balance - January 1, 1998                                                            $3,712             ($155)           $346,738
        Comprehensive income:
              Net income                                                                                                   32,420
              Change in unrealized gain/(loss) on securities, net of
                taxes of $1,925 and reclassification adjustment of $58                4,228                                 4,228
----------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                              4,228                                36,648

        Common stock issued under
              employee benefit plans                                                                       37                 374
        Effect of three-for-two stock split                                                                                   (38)
        Purchase of treasury stock                                                                       (440)               (440)
        Cash dividends paid:
              Per common share of $0.42                                                                                   (14,215)
----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1998                                                         $7,940             ($558)           $369,067
==================================================================================================================================

ACCOUNTING POLICIES

         The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 1998 and 1997.

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

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                    September 30, 1998                       December 31, 1997
                                                             --------------------------------        -------------------------------
(In thousands)                                                Amortized cost       Fair value         Amortized cost      Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                $ 68,362            $ 69,367            $118,972            $119,624
   U.S. Government agencies                                      187,129             188,938             231,410             232,238
   State & municipal                                              52,882              54,074              31,470              32,200
   Mortgage-backed                                               410,614             413,375              91,695              92,176
   Corporates                                                     46,051              46,572              72,136              72,672
   Equities                                                       27,275              32,233              21,800              24,666
------------------------------------------------------------------------------------------------------------------------------------
                                                                 792,313             804,559             567,483             573,576
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury                                                $    500            $    500            $    750            $    750
   State & municipal                                              62,836              63,967              75,882              76,739
   Mortgage-backed                                                 4,177               4,203               6,420               6,444
   Corporates                                                         25                  25                  50                  50
------------------------------------------------------------------------------------------------------------------------------------
                                                                  67,538              68,695              83,102              83,983
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                     $859,851            $873,254            $650,585            $657,559
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 1998 and December 31, 1997, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,                           December 31,
(In thousands)                                                                          1998                                   1997
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                           $  285,545                              $  303,587
Real estate - construction                                                           258,191                                 225,971
Real estate - mortgage                                                             1,703,098                               1,664,240
Consumer                                                                             323,974                                 311,393
Leases                                                                                70,631                                  64,422
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                                    $2,641,439                              $2,569,613
====================================================================================================================================


IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of September 30, 1998 and December 31, 1997, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                               September 30,                            December 31,
(Dollars in thousands)                                                                  1998                                   1997
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                             $ 7,605                                 $11,070
Impaired loans with a reserve                                                          3,974                                   1,814
------------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                                         $11,579                                 $12,884
====================================================================================================================================

Reserve for impaired loans                                                           $ 1,158                                 $   269
====================================================================================================================================


An analysis of impaired loans for the three and nine months periods ended September 30, 1998 and 1997 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                     Nine Months Ended
                                                                          September 30                         September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                  1998                 1997                1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                $11,632             $15,459             $12,239             $14,467
Interest income on impaired loans (cash-basis)                        90                 285                 203                 865

Susquehanna Bancshares, Inc. and Subsidiaries

SHORT-TERM BORROWINGS
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 1998 and December 31, 1997, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,          December 31,
(In thousands)                                                                                         1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
   Securities sold under repurchase agreements                                                      $82,805               $81,351
   Treasury tax and loan notes                                                                        8,587                 9,472
   Federal funds purchased                                                                            4,400                 8,500
   Federal Home Loan Bank borrowings                                                                 27,866                 4,000
----------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                                     $123,658              $103,323
==================================================================================================================================
LONG TERM DEBT
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt at September 30, 1998 and December 31, 1997, was as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,          December 31,
                                                                                                       1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
   Term note due July, 1998                                                                              $0                $5,000
   Installment note due June, 1999                                                                       15                    28
   Term note due July, 2003                                                                          10,000                     0
   FHLB advances in varying maturities through July, 2011                                           274,800                91,340
   Term loan note due September, 2014                                                                   514                   520
Parent:
   Senior notes due February, 2003                                                                   35,000                35,000
   Subordinated notes due February, 2005                                                             50,000                50,000
----------------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                                            $370,329              $181,888
==================================================================================================================================
EARNINGS-PER-SHARE
----------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 1998 and 1997:
----------------------------------------------------------------------------------------------------------------------------------

                                                                            For the three months ended September 30
                                                         -------------------------------------------------------------------------
                                                                       1998                                    1997
                                                         --------------------------------        ---------------------------------
                                                                                Per Share                               Per Share
                                                          Income      Shares       Amount          Income     Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders                  $10,950      33,835        $0.32         $10,730     33,811        $0.32

Effect of Diluted Securities:
Stock options outstanding                                                166                                      82
                                                                     --------                                --------
Diluted Earnings per Share:
Income available to common stockholders
   and assumed conversion                                $10,950      34,001        $0.32         $10,730     33,893        $0.32
==================================================================================================================================
                                                                             For the nine months ended September 30
                                                         -------------------------------------------------------------------------
                                                                       1998                                    1997
                                                         --------------------------------        ---------------------------------
                                                                                Per Share                               Per Share
                                                          Income      Shares       Amount          Income     Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders                  $32,420      33,835        $0.96         $29,191     33,243        $0.88

Effect of Diluted Securities:
Stock options outstanding                                                194                                      58
                                                                     --------                                --------
Diluted Earnings per Share:
Income available to common stockholders
   and assumed conversion                                $32,420      34,029        $0.95         $29,191     33,301        $0.88
==================================================================================================================================

Item 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

         Management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna") is set forth below for the periods indicated. All per share data has been adjusted to reflect the three-for-two stock split paid July 1, 1998.

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. These statements include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to Year 2000 compliance issues and various types of market risks, such as interest rate risk and credit risk. These statements are subject to certain risks and uncertainties. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructurings; technological changes; changes in consumer spending and saving habits; and the success of Susquehanna in managing the risks involved in the foregoing.

         One transaction occurred which affects the comparability of Susquehanna's financial performance for the first nine months of 1998 compared with the first nine months of 1997. On July 31, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, Pennsylvania, through an exchange of 560,353 shares of common stock (prior to the split) to the shareholders of Founders' based on an exchange ratio of .566 shares of Susquehanna common stock (prior to the split) for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and accordingly, Susquehanna's prior period consolidated financial statements have not been restated for Founders'.

                                Earnings Summary
                                ----------------
         Susquehanna's net income for the third quarter of 1998 was $11.0 million, a 2% increase over the net income of $10.7 million reported in the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $32.4 million, or 11% above the $29.2 million achieved for the same period of 1997.

         Susquehanna's earnings performance was affected by significant growth in non-interest income resulting primarily from an increase in mortgage-banking activities and bank-owned life insurance ("BOLI") income. Non-interest income was $1.6 million or 26% higher in the third quarter of 1998 compared with the third quarter of 1997. For the nine months, non-interest income grew 34% or $5.7 million in 1998 compared with 1997.

         Diluted earnings per share ("EPS") were $0.32 per share for the third quarter of 1998 and 1997. Return on average assets ("ROA"), and return on average equity ("ROE"), decreased from 1.23% and 12.75%, respectively, in the third quarter of 1997 to 1.15% and 11.99%, respectively, in the third quarter of 1998. For the third quarter of 1998, tangible EPS, ROA and ROE were $0.35, 1.24%, and 14.20%, respectively.

         For the nine months ended September 30, 1998, diluted EPS increased 8%, to $0.95 per share compared with $0.88 per share for the same period of 1997. ROE increased from 12.08% for the first nine months of 1997 to 12.18% for the same period in 1998. However, ROA decreased from 1.17% for the first nine months of 1997 to 1.16% for the same period in 1998. For the nine months ended September 30, 1998, tangible EPS, ROA, and ROE were $1.02, 1.25%, and 14.46%, respectively.

         Total assets at September 30, 1998 of $3.8 billion were $305 million higher than one year ago. Loans totaled $2.6 billion at September 30, 1998, compared to $2.5 billion at September 30, 1997, and deposits were $2.9 billion at September 30, 1998 compared to $2.8 billion at September 30, 1997. Equity capital was $369 million at September 30, 1998, or $10.91 per share, compared to $339 million, or $10.03 per share, at September 30, 1997.

                               Net Interest Income
                               -------------------
         The major source of operating revenues is net interest income, which rose to a level of $37.2 million in the third quarter of 1998 compared to $36.8 million for the same period in 1997. For the nine months ended September 30, 1998, net interest income was $110.9 million compared with $108.7 million for the nine months ended September 30, 1997. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 83% and 86% for the quarters ended September 30, 1998 and 1997, respectively, and was 83% and 86% for the nine months ended September 30, 1998 and 1997, respectively.

         Net interest income increased $2.3 million and $0.3 million, respectively, during the first nine months and third quarter of 1998 compared to the first nine months and third quarter of

1997. However, the net interest margin for the nine months ended declined to 4.39% from 4.78% and for the quarter ended to 4.31% from 4.67% for 1998 versus 1997, respectively. During the first quarter of 1998, Susquehanna began an investment program to better utilize its capital and to reduce its tax burden. This program, which purchased $175 million of GNMA securities funded by Federal Home Loan Bank borrowings, caused about half of the decline in the net interest margin. The remaining decline in net interest margin was primarily due to lower reinvestment rates on loans and higher deposit costs resulting from market forces impacting product pricing.

                                  Other Income
                                  ------------
         Non-interest income increased $1.6 million or 26% from $6.1 million in the third quarter of 1997 to $7.7 million in the third quarter of 1998. This increase resulted primarily from an increase in gains on mortgage sales of $0.4 million, an increase in deposit fees of $0.4 million and an increase of $0.6 million in BOLI income.

         For the nine months ended September 30, 1998, non-interest income increased $5.7 million or 34% over the same period of 1997. Gain on the sale of mortgages was $1.6 million higher and BOLI income was $2.0 million higher in 1998 compared with 1997. The $0.7 million gain realized on the sale of the mortgage servicing rights during the second quarter of 1998 and an increase in deposit fees of $1.0 million also contributed to the favorable variance.

          Other income as a percentage of net interest income and other income was 17% and 14% for the quarters ended September 30, 1998 and 1997, respectively, and was 17% and 14% for the nine months ended September 30, 1998 and 1997, respectively.

                                 Other Expenses
                                 --------------
         Total non-interest expenses increased $1.1 million or 4% from $26.2 million in the third quarter of 1997 to $27.3 million in the third quarter of 1998. For the nine months ended September 30, 1998, non-interest expenses increased $2.5 million or 3% over the same period of 1997. During the third quarter of 1998, Susquehanna incurred unusual charges of $1.2 million related to Year 2000 systems remediation. Total year-to-date costs for Year 2000 remediation are $1.9 million at September 30, 1998. Susquehanna estimates that total consulting costs it will incur regarding Year 2000 remediation during 1998 and 1999 will total $4.0 million ($3.0 million in 1998 and $1.0 million in 1999). This is $1.0 million higher than the original estimate. The original estimate of $7.0 million regarding the purchase of new software and hardware associated with Susquehanna's systems conversion projects has not changed.

                                  Income Taxes
                                  ------------
         Susquehanna's effective tax rate increased slightly to 32.00% for the first nine months of 1998 from 31.46% for the first nine months of 1997.

                                   Risk Assets
                                   -----------
         Table 2 shows a decrease in nonperforming assets from $27.3 million at December 31, 1997 to $26.9 million at September 30, 1998, while nonperforming assets to period-end loans and OREO declined from 1.06% at December 31, 1997 to 1.02% at September 30, 1998. Loan loss reserve to non-performing loans at September 30, 1998 was 149% compared with 150% at December 31, 1997.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------
         As illustrated in Table 3, the provision increased to $1.4 million in the third quarter of 1998 compared with $1.0 million in the third quarter of 1997. Net charge-offs decreased $0.5 million for the same periods.

         For the nine months ended September 30, 1998, the provision was $3.9 million compared with $3.4 million for the same period of 1997. Net charge-offs for the nine months ended September 30, 1998 decreased $0.2 million over the same period of 1997. The allowance at September 30, 1998 was 1.31% of period-end loans and leases compared to 1.36% at September 30, 1997.

                                Capital Resources
                                -----------------
         Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 1998 was 12.37%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at September 30, 1998 was 15.52%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 1998 was 8.71%.

                                  Market Risks
                                  ------------
         The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risks are significant to Susquehanna.

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 1998, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling $390 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $115 million at September 30, 1998. These maturing investments represent 13% of total investment securities. Short-term investments amounted to $31 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

         Closely related to the management of liquidity is the management of interest rate risk, which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. Management's objective to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

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

                          Impact of the Year 2000 Issue
                          -----------------------------
         The following section contains forward-looking statements which involve risks and uncertainties. Susquehanna's actual impact of the Year 2000 issue could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

         The "Year 2000 Issue" is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of Susquehanna's computer systems that have date-sensitive software or date sensitive hardware may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

         Based on an ongoing assessment, Susquehanna has determined that it will be required to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Susquehanna presently believes that as a result of modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material adverse impact on the operations of Susquehanna. Susquehanna is currently on schedule.

         Included within the scope of Susquehanna's Year 2000 Action Plan is the assessment of non-information technology systems with embedded chips. Susquehanna's assessment process generally includes inventorying such equipment and making a determination as to the Year 2000 readiness status of these items. This assessment has been completed. No Year 2000 modifications or replacements of a material nature have been identified for non-information technology systems.

         Susquehanna's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Renovation (testing), Validation and Implementation. The initial focus within those phases has been on systems and vendors that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. As of this date, the Awareness and Assessment phases have been completed. The Renovation and Validation phases are in progress and on schedule to be completed before December 31, 1998. The Implementation phase is expected to be completed by the end of the first quarter of 1999. In addition to the mission critical business processes, all other business processes are subject to Y2K remediation programs and are expected to be remediated before December 31, 1999.

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

         For significant vendors, Susquehanna will validate that they are Year 2000 compliant by December 31, 1998 or make plans to switch to a new vendor or system that is compliant. For insignificant vendors, Susquehanna will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by December 31, 1998, Susquehanna will seek a new vendor or system that is compliant. For large commercial loan customers, Susquehanna will take appropriate action based upon the customer's response.

         Susquehanna believes that it will be Year 2000 ready before December 31, 1999 and testing to date has not revealed a need for business remediation contingency plans for core or other internal processing systems. Exposure to counter-parties and other directly related external vendors is deemed limited and requires only nominal contingency planning such as the designation of an alternative vendor. The greatest risk is believed to be through external parties that are not within our control. A significant electrical failure, for example, may require the company to limit or even eliminate services until power is restored. Backup records will be produced immediately prior to January 1, 2000 to assure an orderly resumption of business if major disruptions occur. Further, business resumption contingency planning is being done throughout the company in order to assure rapid and disciplined approaches to handling any unexpected occurrence.

         Susquehanna is utilizing both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, Susquehanna is also converting all its major data processing systems, both hardware and software, to current Year 2000 compliant technology. Susquehanna plans to complete both the Year 2000 and systems conversion projects by March 31, 1999 for all critical systems. The total cost of the Year 2000 and systems conversion projects is estimated at $11 million. Of the total projects' cost, approximately $7 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $4 million will be expensed as incurred during 1998 and 1999. These costs are not expected to have a material effect on the results of operations of Susquehanna.

         The costs of the projects and the date on which the Company plans to complete both the Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         As a bank holding company, Susquehanna and its subsidiaries are subject to the regulation and oversight of various banking regulators. Their oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the holding company, and its subsidiaries', Year 2000 program are conducted on a quarterly basis and reports are submitted by Susquehanna Bancshares, Inc. to the regulators on a periodic basis.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

----------------------------------------------------------------------------------------------------------------------------------
                                                       For the Three Month Period Ended          For the Three Month Period Ended
                                                              September 30, 1998                         September 30, 1997
----------------------------------------------------------------------------------------      ------------------------------------
                                                         Average                                  Average
                                                         Balance    Interest  Rate (%)            Balance     Interest    Rate (%)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                                 $38,819        $516      5.27            $62,510         $862        5.47
Investment securities:
      Taxable                                            738,929      11,660      6.26            538,539        8,544        6.29
      Tax - advantaged                                   116,763       2,059      7.00            114,091        2,010        6.99
----------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                           855,692      13,719      6.36            652,630       10,554        6.42
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                          2,578,845      56,982      8.77          2,463,520       55,860        9.00
      Tax - advantaged                                    50,428       1,185      9.32             47,392        1,166        9.76
----------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                              2,629,273      58,167      8.78          2,510,912       57,026        9.01
----------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                        3,523,784     $72,402      8.15          3,226,052      $68,442        8.42
                                                                   ====================                      =====================
Allowance for loan and lease losses                      (34,139)                                 (35,332)
Other non - earning assets                               285,282                                  257,160
-----------------------------------------------------------------                              -----------

              Total assets                            $3,774,927                               $3,447,880
=================================================================                              ===========

Liabilities & Equity
Deposits:
      Interest - bearing demand                         $846,423      $6,834      3.20           $782,006       $6,255        3.17
      Savings                                            433,442       2,394      2.19            431,942        2,666        2.45
      Time                                             1,260,304      17,764      5.59          1,260,745       17,497        5.51
Short - term borrowings                                  105,582       1,378      5.18            102,486        1,376        5.33
Long - term debt                                         365,745       5,750      6.24            153,859        2,700        6.96
----------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities                   3,011,496     $34,120      4.50          2,731,038      $30,494        4.43
                                                                   ====================                      =====================
Demand deposits                                          360,719                                  331,967
Other liabilities                                         40,521                                   50,937
-----------------------------------------------------------------                              -----------

            Total liabilities                         $3,412,736                               $3,113,942
-----------------------------------------------------------------                              -----------

Stockholders' equity                                     362,191                                  333,938
-----------------------------------------------------------------                              -----------

Total liabilities & stockholders' equity              $3,774,927                               $3,447,880
=================================================================                              ===========

Net interest income / yield on
      average earning assets                                         $38,282      4.31                         $37,948        4.67
                                                                   ====================                      =====================

----------------------------------------------------------------------------------------------------------------------------------
                                                          For the Nine Month Period Ended       For the Nine Month Period Ended
                                                                September 30, 1998                     September 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                         Average                                  Average
                                                         Balance    Interest  Rate (%)            Balance     Interest    Rate (%)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                                 $65,699      $2,695      5.48            $68,636       $2,814        5.48
Investment securities:
      Taxable                                            702,835      33,677      6.41            531,653       24,998        6.29
      Tax - advantaged                                   113,321       5,998      7.08            110,451        5,797        7.02
----------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                           816,156      39,675      6.50            642,104       30,795        6.41
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                          2,545,309     169,044      8.88          2,372,202      161,934        9.13
      Tax - advantaged                                    51,306       3,608      9.40             46,466        3,317        9.54
----------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                              2,596,615     172,652      8.89          2,418,668      165,251        9.13
----------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                        3,478,470    $215,022      8.26          3,129,408     $198,860        8.50
                                                                   ====================                      =====================
Allowance for loan and lease losses                      (34,239)                                 (34,279)
Other non - earning assets                               285,827                                  250,862
-----------------------------------------------------------------                              -----------

              Total assets                            $3,730,058                               $3,345,991
=================================================================                              ===========

Liabilities & Equity
Deposits:
      Interest - bearing demand                         $834,797     $20,257      3.24           $759,792      $17,745        3.12
      Savings                                            431,242       7,445      2.31            434,927        8,080        2.48
      Time                                             1,267,406      53,053      5.60          1,233,483       50,348        5.46
Short - term borrowings                                   92,080       3,574      5.19             83,463        3,239        5.19
Long - term debt                                         347,640      16,432      6.32            142,987        7,610        7.12
----------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities                   2,973,165    $100,761      4.53          2,654,652      $87,022        4.38
                                                                   ====================                      =====================
Demand deposits                                          358,822                                  321,880
Other liabilities                                         42,212                                   46,288
-----------------------------------------------------------------                              -----------

            Total liabilities                         $3,374,199                               $3,022,820
-----------------------------------------------------------------                              -----------

Stockholders' equity                                     355,859                                  323,171
-----------------------------------------------------------------                              -----------

Total liabilities & stockholders' equity              $3,730,058                               $3,345,991
=================================================================                              ===========

Net interest income / yield on
      average earning assets                                        $114,261      4.39                        $111,838        4.78
                                                                   ====================                      =====================

         For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,    December 31,  September 30,
(Dollars in thousands)                                                                       1998            1997           1997
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                                       $21,972         $22,964        $24,862
        Restructured accrual loans                                                          1,243             ---            ---
        Other real estate owned                                                             3,637           4,379          4,258
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                $26,852         $27,343        $29,120
--------------------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                                                              1.02%           1.06%          1.15%
Loans and leases contractually
   past due 90 days and still accruing                                                     $8,196          $6,760         $7,494

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
(Dollars in thousands)                                                       1998          1997             1998          1997
--------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                              $34,321        $33,799         $34,550        $33,800
        Additions charged to operating expenses                              1,375            981           3,860          3,407
        Allowance acquired in business combination                               ---        1,460             ---          1,460
--------------------------------------------------------------------------------------------------------------------------------
                                                                            35,696         36,240          38,410         38,667
--------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                         (1,399)        (2,017)         (4,865)        (5,046)
        Recoveries                                                             231            324             983            926
--------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                               (1,168)        (1,693)         (3,882)        (4,120)
--------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                       $34,528        $34,547         $34,528        $34,547
--------------------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases(annualized)         0.18%          0.27%           0.20%          0.23%
Allowance as a percent of period-end loans and leases                        1.31%          1.36%           1.31%          1.36%

Average loans and leases                                                $2,629,273     $2,510,912      $2,596,615     $2,418,668
Period-end loans and leases                                              2,641,439      2,538,761       2,641,439      2,538,761

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a). Exhibits
             --------
                   3.1    Registrant's Articles of Incorporation.
                   3.2    Registrant's By-laws.
                   3.3 Amendment of June 1, 1998 to Registrant's Articles of Incorporation.
                  27.1    Financial Data Schedule.

         b). Report on Form 8 - K.       NONE
             --------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUSQUEHANNA BANCSHARES, INC.


November 10, 1998
                                         /s/ Robert S. Bolinger
                                         ----------------------
                                         Robert S. Bolinger
                                         President and Chief Executive Officer




November 10, 1998
                                         /s/ Drew K. Hostetter
                                         ----------------------
                                         Drew K. Hostetter
                                         Vice President, Treasurer,
                                         and Chief Financial Officer

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

 3.2          By-laws.                       Previously filed. Incorporated
                                             by reference to
                                             Exhibit(3)(b) of Registrant's
                                             Annual Report on Form 10-K
                                             for the fiscal year ended
                                             December 31, 1994.

 3.3 Amendment of June 1, 1998 Previously filed. Incorporated to Registrant's Articles of by reference to Exhibit 3.3 of
              Incorporation.                 Registrant's Quarterly Report
                                             on Form 10-Q for the quarterly
                                             period ended June 30, 1998.

 27.1         Financial Data Schedule.       Submitted electronically to
                                             the Securities and Exchange
                                             Commission for information
                                             only and not filed.