Form 10-K405
period 1998-12-31
SUSQUEHANNA BANCSHARES INC
filed 1999-03-24
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                ---------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -------------------------------------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-10674
                                                -------

                         Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                         23-2201716
 ------------------------------                       -----------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

26 North Cedar St., Lititz, Pennsylvania                       17543
----------------------------------------                -------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (717) 626-4721
                                                   -------------------------
Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------
      None                                            None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $2.00 per share
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $624,321,657 as of February 28, 1999, based upon the closing price on the Nadsaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant's Common Stock as of February 28, 1999, was 36,942,459.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 28, 1999, are incorporated by reference into Part III.

                                     PART I
                                     ------

Item 1.  Business
-------  --------

     General

     Susquehanna Bancshares, Inc. ("Susquehanna") is a multi-state financial institution holding company headquartered in Lititz, Pennsylvania. As of December 31, 1998, Susquehanna operated as a super-community bank holding company with eight commercial banks, one federal savings bank, and two non-bank subsidiaries. (An additional commercial bank, First Capitol Bank, of York, Pennsylvania, was acquired on January 4, 1999). These subsidiaries provide banking and banking-related services from 134 offices located in central, southwestern and southeastern Pennsylvania, Maryland, Delaware and southern New Jersey. As of December 31, 1998, Susquehanna had assets of $4.1 billion, loans receivable of $2.8 billion, deposits of $3.1 billion and shareholders' equity of $391 million.

     The relative sizes and profitability of Susquehanna's subsidiaries as of and for the year ended December 31, 1998, are depicted in the following table:
(Dollars in Millions)

---------------------------------------------------------------------------------------------------------------------
                     Subsidiary                       Assets        Percent of Total   Net Income   Percent of Total
                     ----------                       ------        ----------------   ----------   ----------------
---------------------------------------------------------------------------------------------------------------------
Farmers First Bank                                    $1,000                 25%         $19.4              43%
Farmers & Merchants Bank and Trust                       611                 15            5.4              12
First National Trust Bank                                289                  7            4.4              10
Williamsport National Bank                               249                  6            5.2              11
Citizens National Bank of Southern Pennsylvania          192                  5            3.0               7
First American National Bank of Pennsylvania             138                  3            2.0               4
*   Susquehanna Bank                                   1,020                 25            7.9              17
**  Equity Bank, National Association                    332                  8            3.2               7
**  Founders' Bank                                       153                  4            1.2               3
Susque-Bancshares Leasing Co., Inc. (leasing)             40                  1            0.4               1
Susque-Bancshares Life Insurance Co.                       3                 --            0.3              --
(life insurance)
Parent (including consolidation adjustments,              38                 --           (6.8)            (15)
Susquehanna South's parent and
Susquehanna East's parent)
---------------------------------------------------------------------------------------------------------------------
Total                                                 $4,065                100%         $45.6             100%
---------------------------------------------------------------------------------------------------------------------

* Subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. ("Susquehanna South")
** Subsidiaries of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares East, Inc. ("Susquehanna East")

     Susquehanna's subsidiaries provide commercial and retail banking services in central and south central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, Union, Columbia, York and Lycoming Counties; in southeastern Pennsylvania principally in Montgomery, Chester and Delaware Counties; in southwestern Pennsylvania principally in Bedford and Blair Counties; in western Maryland, principally in Allegany, Garrett and Washington Counties; in central Maryland, including Baltimore County, Baltimore City, Carroll County, Harford County, Cecil County, Worcester County, Wicomico County and Anne Arundel County; and in southern New Jersey, principally in Camden,
Burlington and Gloucester Counties.   Certain Susquehanna subsidiaries also
provide trust, leasing, insurance and passive investment services.

     As a "super-community" bank holding company, Susquehanna's strategy has been to manage its banking subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. Susquehanna believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. Consistent with this philosophy, on October 1, 1998, Susquehanna merged Farmers National Bank, a subsidiary of Susquehanna East, into Equity National Bank, also a subsidiary of Susquehanna East, under the name "Equity Bank, National Association." In addition, Susquehanna continued its program initiated in 1997 to convert all of its affiliates to a uniform computer system. Seven of its financial institution affiliates will be converted to this system by March 31, 1999, with the remaining three (including First Capitol
Bank) to be converted by mid-2000. Through the formation of Susquehanna Trust Company, which was approved by the Pennsylvania Department of Banking in January, 1998, and selection of a uniform processing system, Susquehanna anticipates further integration of its trust department operations. Mortgage banking operations are also expected to undergo increased consolidation. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

     Susquehanna has no employees, other than its officers, each of whom are employees of one or the other of its commercial bank or savings bank subsidiaries. As of December 31, 1998, Susquehanna's subsidiaries employed 1,510 full-time and 356 part-time employees.

     Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

     Business

     Susquehanna provides a wide range of retail and commercial banking services. It's strategy for its retail banking businesses is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. Susquehanna operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania, Maryland and New Jersey. As a result of the development of broad banking relations with its customers, core deposits fund Susquehanna's lending and investing activities almost entirely.

     Susquehanna's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

     In December, 1995, Susquehanna introduced six automated loan machines ("ALM"), three in Maryland and three in Pennsylvania. ALM's represent a relatively new development in bank services delivery systems and afford consumers the convenience of 24-hour credit up to a maximum loan amount of $5,000. As of December 31, 1998, Susquehanna operated 19 ALM's within Pennsylvania and Maryland.

     Susquehanna also initiated a credit card offering in late 1995. Using experience and resources developed in a program operated through one of its Pennsylvania bank subsidiaries, the credit card program was expanded to include similar offerings through other Susquehanna subsidiaries. The program targets existing customers and selected prospects in Susquehanna's market areas. During 1996, Susquehanna introduced a check (debit) card in Pennsylvania and Maryland. As of December 31, 1998, there were over 77,173 issued and active debit cards.

     The acquisition of the Maryland thrifts in 1995 and 1996 substantially enhanced Susquehanna's mortgage origination and mortgage banking capabilities. The consolidation of the several mortgage operations into

Susquehanna Mortgage Company (formerly known as "Atlantic First Mortgage Company"), a mortgage subsidiary of Susquehanna Bank, is expected to continue to enhance the expansion of Susquehanna's mortgage banking operations in its Maryland and Pennsylvania markets.

     Susquehanna's consolidated commercial lending operations include commercial, financial and agricultural lending (15% of the total loan portfolio at December 31, 1998), real estate construction lending (9%), and commercial mortgage lending (21%). Loans originated by each subsidiary are subject to central review and uniform Susquehanna credit standards. Nearly all of Susquehanna's loans are concentrated in the markets served by its subsidiary commercial and savings banks.

     Through its subsidiary, Susque-Bancshares Life Insurance Co., Susquehanna offers certain credit related insurance products. Susquehanna also offers certain leasing services through its subsidiary Susque-Bancshares Leasing Co., Inc., and its wholly owned subsidiary, Susquebanc Lease Co.

     Business of Farmers First Bank.  Farmers First Bank ("Farmers First"),
     -------------------------------
headquartered in Lititz, Pennsylvania, is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965, as amended. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its trust department, Farmers First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. As of December 31, 1998, Farmers First had twenty-eight (28) full-service and eleven
(11) limited-service banking offices in Lancaster and York Counties. Farmers First's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it. Effective June 6, 1996, the former Spring Grove National Bank, a Susquehanna affiliate, was merged into Farmers First, effectively expanding the service area of Farmers First into York County. During 1997, Farmers First commenced operation of an investment subsidiary in Delaware, Farmers First Brandywine Corporation, whose purpose is to assist in loan and investment portfolio management. During 1998, Susquehanna formed Susquehanna Trust Company as a subsidiary of Farmers First for the purpose of further integrating trust operations and services. Farmers First owns no other subsidiaries.

     As of December 31, 1998, Farmers First had total assets of $1.0 billion, total shareholder's equity of $104 million and total deposits of $759 million.

     Business of Citizens National Bank of Southern Pennsylvania.  Citizens
     -----------------------------------------------------------
National Bank of Southern Pennsylvania ("Citizens") is engaged in commercial banking and trust business as authorized by the National Bank Act and its main office is located in Greencastle, Pennsylvania. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Citizens renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Citizens owns no subsidiaries.

     As of December 31, 1998, Citizens had seven (7) full-service banking offices in Franklin County. Citizens' business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, Citizens had total assets of $192 million, total shareholder's equity of $15 million and total deposits of $170 million.

     Business of First National Trust Bank.  First National Trust Bank ("First
     -------------------------------------
National"), headquartered in Sunbury, Pennsylvania, is engaged in commercial banking and trust business authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, First National renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. First National owns no subsidiaries.

     As of December 31, 1998, First National had eleven (11) full-service and one (1) limited-service banking offices in Northumberland, Snyder, Columbia, and Union Counties. First National's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, First National had total assets of $289 million, total shareholder's equity of $24 million and total deposits of $257 million.

     Business of Williamsport National Bank.  Williamsport National Bank
     --------------------------------------
("Williamsport") is engaged in commercial banking and trust business authorized by the National Bank Act and its main office is in Williamsport, Pennsylvania. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Through its trust department, Williamsport renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. Williamsport owns no subsidiaries.

     As of December 31, 1998, Williamsport had six (6) full-service and one (1) limited-service banking offices in Lycoming County. Williamsport's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, Williamsport had total assets of $249 million, total shareholder's equity of $28 million and total deposits of $212 million.

     Business of Farmers & Merchants Bank and Trust.  Farmers & Merchants Bank
     ----------------------------------------------
and Trust ("F&M"), headquartered in Hagerstown, Maryland, is engaged in commercial banking as authorized by the banking laws of the State of Maryland. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through its Trust Department, which commenced operation during 1993, F&M is able to render services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law. F&M operates FMBT, Inc. as a subsidiary to assist in investment portfolio management, and F&M Insurance Agency, Inc. as a subsidiary to engage in insurance agency business. Atlantic First Title Corporation is a subsidiary of F&M that was formed in 1997 for the purpose of providing title insurance and related services.

     As of December 31, 1998, F&M had twenty-two (22) full-service and six (6) limited-service banking offices in Washington, Allegany and Garrett Counties,
Maryland.   F&M's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, F&M had total assets of $611 million, total shareholder's equity of $49 million and total deposits of $474 million.

     Business of Susquehanna Bank.  Susquehanna Bank is a federally chartered
     ----------------------------
savings bank headquartered in Towson, Maryland. It was established, effective May 8, 1997, by the consolidation of Atlantic Federal Savings Bank, Fairfax Savings Bank FSB, and Reisterstown Federal Savings Bank. It is a wholly-owned subsidiary of Susquehanna South, which, in turn, is a wholly-owned subsidiary of Susquehanna.

     Susquehanna Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to invest in mortgage loans secured primarily by residential real estate and, to a lesser extent, multi-family real estate and commercial loans, mortgage-backed securities and investment and money market securities. Construction lending and land and development loans are a major focus of Susquehanna Bank. Through its subsidiary, Susquehanna Mortgage Corporation, Susquehanna Bank originates one-to-four family residential mortgage loans for sale in the secondary market. Susquehanna Bank has two other active subsidiaries--Reisterstown Service Corporation, a loan management company, and SBSI, Inc., a Delaware investment management company.

     As of December 31, 1998, Susquehanna Bank had twenty-two (22) full service offices located in Baltimore City, and Baltimore, Cecil, Harford, Anne Arundel, Carroll, Worcester, and Wicomico Counties. It's main office is located in Towson, Maryland. Its business is not dependent upon any one customer and the loss of any customer or a few customers would have no material adverse effect upon it.

     As of December 31, 1998, Susquehanna Bank had total assets of $1.0 billion, total shareholder's equity of $97 million, and total deposits of $700 million.

     Business of First American National Bank of Pennsylvania.  Effective at
     --------------------------------------------------------
11:59 p.m. on December 16, 1998, Susquehanna completed the acquisition of the First American National Bank of Pennsylvania ("First American"), a national banking association headquartered in Everett, Pennsylvania.

     First American is engaged in commercial banking as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. First American owns no active subsidiaries.

     As of December 31, 1998, First American had five (5) full-service banking offices in Bedford and Blair Counties, Pennsylvania. First American's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, First American had total assets of $138 million, total shareholder's equity of $18 million and total deposits of $114 million.

     Business of Equity Bank, National Association.  Effective October 1, 1998,
     ---------------------------------------------
Farmers National Bank, a wholly-owned subsidiary of Susquehanna East, merged into Equity National Bank, also a subsidiary of Susquehanna East, under the name "Equity Bank, National Association" ("Equity Bank"). Equity Bank remains a wholly-owned subsidiary of Susquehanna East, which, in turn, is a wholly-owned subsidiary of Susquehanna.

     Equity Bank is engaged in commercial banking as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Equity Bank owns an investment subsidiary, EB Corp., whose purpose is to assist in investment portfolio management. EB Corp. results from the merger of Farmers Investment Company, a subsidiary of Farmers National Bank, into AT Corp., a subsidiary of Equity National Bank, that occurred simultaneously with the merger of Farmers National Bank into Equity National Bank under the name "Equity Bank, National Association."

     As of December 31, 1998, Equity Bank had ten (10) full service and one (1) limited-service banking offices in Camden, Gloucester and Burlington Counties, New Jersey. Equity Bank's business is not dependent upon any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it.

     As of December 31, 1998, Equity Bank had total assets of $332 million, total shareholder's equity of $25 million and total deposits of $304 million.

     Business of Founders' Bank.  Effective July 31, 1997, Susquehanna completed
     --------------------------
the acquisition of Founders' Bank ("Founders'"), of Bryn Mawr, Pennsylvania, a Pennsylvania state-chartered banking association and Federal Reserve member bank. Founders' also is a wholly-owned subsidiary of Susquehanna East, which, in turn, is a wholly-owned subsidiary of Susquehanna.

     Founders' is engaged in commercial banking as authorized by the banking laws of the Commonwealth of Pennsylvania. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations and municipalities and other governmental bodies. Founders' has a real estate investment subsidiary, Old Lancaster Corporation, whose only asset was part ownership of Founders' headquarters building. Old Lancaster Corporation sold the building in January 1999. Founders' continues to lease its space in the building from the building's new owner.

     As of December 31, 1998, Founders' had three (3) full-service offices in Montgomery, Chester, and Delaware Counties, Pennsylvania. Founders' business is not dependent upon any one customer, and the loss of any one customer or a few customers would not have a material adverse effect upon it. However, it should be noted that 45% of Founders' deposits at December 31, 1998, were from one customer. If this customer would leave, Founders' would have funding sources to replace those deposits.

     As of December 31, 1998, Founders' had total assets of $153 million, total shareholder's equity of $10 million and total deposits of $138 million.

     Business of First Capitol Bank.  On January 4, 1999, Susquehanna completed
     ------------------------------
the acquisition of First Capitol Bank ("First Capitol"), a Pennsylvania state-chartered bank headquartered in York, Pennsylvania.

     First Capitol is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965, as amended. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate and business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. Through an affiliation it has with Hershey Trust Co., First Capitol also refers certain of its customers to Hershey Trust Co. for trust services.

     As of January 4, 1999, the date of Susquehanna's acquisition of First Capitol, First Capitol had five (5) full-service banking offices in York County. First Capitol's business is not dependent on any one customer, and the loss of any customer or a few customers would not have a material adverse effect upon it. First Capitol owns no subsidiaries.

     As of January 4, 1999, First Capitol had total assets of $111 million, total shareholder's equity of $11 million and total deposits of $93 million.

     Year 2000 and Operating System Conversion.  Susquehanna has engaged
     -----------------------------------------
consultants to assist in assessing the Year 2000 situation, develop a business process analysis and conduct remediation, where needed. Susquehanna has purchased new core application processing software and new computing equipment which are contracted to be Year 2000 compliant. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions-Year 2000 Readiness Disclosure" for further discussion.

     Recent Acquisitions

     First American.  Effective at 11:59 p.m. on December 16, 1998,
     --------------
Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("Cardinal"), Everett, Pennsylvania, and its wholly-owned subsidiary, First American. At December 31, 1998, First American had assets of $138 million and operated five banking offices located in Bedford and Blair Counties, Pennsylvania.

     The acquisition of Cardinal and First American was completed through the exchange of 2,027,296 shares of Susquehanna common stock for all the outstanding capital stock of Cardinal. Cardinal shareholders received 2.048 shares of Susquehanna common stock for each share of Cardinal stock that they held as of December 16, 1998. The transaction qualified for pooling of interests accounting treatment. In connection with the transaction, Cardinal was merged with Susquehanna Bancshares West, Inc. ("Susquehanna West"), a wholly-owned subsidiary of Susquehanna formed solely for the purpose of facilitating the acquisition of Cardinal. Susquehanna West was merged into Susquehanna in January, 1999. As a result, First American became a wholly-owned subsidiary of Susquehanna. This transaction represented Susquehanna's initial entry into southwestern Pennsylvania.

     First Capitol.  The acquisition of First Capitol was completed through the
     -------------
exchange of 1,055,247 shares of Susquehanna common stock for all the outstanding capital stock of First Capitol. First Capitol shareholders received 2.028 shares of Susquehanna common stock for each share of First Capitol stock that they held as of January 4, 1999. The transaction qualified for pooling of interests accounting treatment. First Capitol is a direct, wholly-owned subsidiary of Susquehanna. This transaction increased Susquehanna's presence in York County, Pennsylvania.

     Susquehanna contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks or savings associations. Susquehanna may acquire state and national banks whose principal business activities are in Pennsylvania and in states which have not opted out of the Interstate Banking Act, as hereinafter described. Susquehanna may also seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities which includes savings associations. Any acquisition by Susquehanna will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, its shareholders.

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

     Susquehanna's subsidiary commercial and federal savings banks are also subject to specific regulation and supervision. Farmers First, a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Founders' and First Capitol are state member banks subject to regulation and periodic examination by the Board. Citizens, First National, Williamsport, First American and Equity Bank are national banks and are subject to regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"). F&M, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission and the FDIC. Susquehanna Bank is subject to regulation and periodic examination by the Office of Thrift Supervision ("OTS"). Susquehanna South is also subject to supervision and regulation by the OTS as a savings and loan holding company. In addition, all of Susquehanna's banking subsidiaries are subject to examination by the Board.

     The regulations that govern Susquehanna and its subsidiary commercial and federal savings banks impose certain restrictions on extensions of credit to Susquehanna from its subsidiary banks and with certain exceptions to other affiliates, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower and on the issuance of a guarantee or letter of credit on behalf of Susquehanna or any other affiliate.

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

     Because of limitations arising under the BHC Act, Susquehanna's only line of business is that of providing commercial banking and other bank-related services and products to its customers. Such bank and bank-related services provided by Susquehanna and its subsidiaries in 1998 include commercial banking through its eight banking subsidiaries, thrift activities through its federal savings bank subsidiary, credit life insurance through another subsidiary, leasing operations through another subsidiary and passive investment management through its remaining subsidiary. Of the foregoing, commercial banking and thrift activities accounted for more than 97% of Susquehanna's gross revenues in each of the past two fiscal years.

     Financial Institutions Reform, Recovery and Enforcement Act of 1989
     -------------------------------------------------------------------
("FIRREA").  FIRREA eliminated many of the distinctions between commercial banks
----------
and thrift institutions and their holding companies. It changed the capital requirements applicable to savings institutions to be "no less stringent than the capital standards applicable to national banks" and established a qualified thrift lender test regarding permissible investments for savings associations. It also amended applicable statutory provisions to permit bank holding companies to acquire savings institutions. FIRREA also expanded the jurisdiction of the regulators' enforcement powers to all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Under FIRREA, civil money penalties (classified into three levels, with amounts increasing with the severity of the violation) and/or prison sentences may be imposed for violations of law or regulation.

     Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
     ------------------------------------------------------------------------
The FDICIA requires prompt corrective action against undercapitalized institutions and has established five capital categories. These are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions represent depository institutions that fail to meet the required minimum level for any relevant capital measure. Significantly undercapitalized describes depository institutions that are significantly below the capital minimum requirements. Currently, all of Susquehanna's depository institution subsidiaries are considered well-capitalized.

     Interstate Banking Act.  Under the Riegle-Neal Interstate Banking and
     ----------------------
Branching Efficiency Act of 1994, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated. The law permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The effect of the law has been to increase competition within the markets in which Susquehanna now operates.

     The Omnibus Consolidated Appropriations Act Of 1997 ("OCAA").  The OCAA was
     ------------------------------------------------------------
signed into law on September 30, 1996. It includes, among others, Savings Association Insurance Fund ("SAIF") rescue provisions and a number of other regulatory relief provisions for insured depository institutions and their holding companies. A summary of its more relevant provisions is set forth below.

     SAIF Rescue Provisions. In September 1996, the federal government assessed a one-time special charge to recapitalize the SAIF. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. The assessment reflected SAIF deposits held by three affiliated thrifts in Maryland and one affiliated bank in Pennsylvania. After this one-time assessment, annual SAIF deposit premiums for well capitalized institutions were reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000 when the Bank Insurance Fund ("BIF") and SAIF are expected to be combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment of 65.7 cents per $100 of deposits.

     Non-Banking Acquisitions by Well-Capitalized and Well-Managed Banking Organizations. The OCAA amended the BHC Act by eliminating or simplifying the notice procedure for well-managed and well-capitalized bank holding companies that seek to engage in permissible nonbanking activities de novo or through acquisitions subject to a size limitation, respectively.

     A well-capitalized and well-managed bank holding company generally may engage de novo in any activity that is on the "laundry list" of permissible activities in Regulation Y promulgated by the Board without having to give prior notice to the Board. However, the bank holding company must provide written notification to the Board within 10 days after commencing the activity.

     In addition, a well-capitalized and well-managed bank holding company may, with 12 days' prior notice, engage de novo in activities previously approved by the Board by order (i.e., activities that have been approved on a case-by-case basis and are not on the "laundry list" as generally approved) or make acquisitions of companies that fall within certain size limitations and whose activities are confined to permissible (by regulation or order) nonbanking activities. For this latter purpose, the (i) book value of the total assets to be acquired may not exceed 10% of the consolidated total risk-weighted assets of the acquiring bank holding company; (ii) the gross consideration to be paid for the securities or assets may not exceed 15% of the consolidated tier 1 capital of the acquiring bank holding company; and (iii) the holding company and its subsidiary depository institutions may not have recently been subject to a bank regulatory agency enforcement action. The notice only needs to include a description of the proposed activities and the terms of the proposed acquisition.

     To meet the "well-capitalized" criteria, both before and immediately after the proposed transaction, the acquiring bank holding company itself must be well-capitalized; the lead insured depository institution subsidiary must be well-capitalized; well-capitalized insured depository institutions must hold at least 80% of the aggregate total risk-weighted assets of insured depository institutions controlled by the holding company; and no insured depository institution controlled by the holding company may be undercapitalized. "Well-capitalized" has the meaning set forth in the federal bank regulatory agencies' prompt corrective action regulations (i.e., a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater).

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

     Extension of Divestiture Period for Certain Shares. The OCAA also amended the BHC Act to allow a bank holding company to hold shares acquired pursuant to a debt previously acquired in good faith by extending to 10 years (instead of five years) the maximum time period for holding such shares. This gives bank holding companies the same flexibility as national banks, which may hold foreclosed shares or real estate for up to 10 years. The OCAA also allows a bank holding company to apply (within the 10-year limit) for extensions for more than one year at a time.

     Savings and Loan Holding Companies that are also Bank Holding Companies. Before the passage of the OCAA, a holding company that controlled both a bank and a savings and loan association was subject to both the BHC Act and the Home Owners' Loan Act. Under the OCAA, such a company is excluded from the definition of a savings and loan holding company, and is subject to only the BHC Act. Accordingly, applications by such an organization have to be filed only with the Board, and not the Director of the OTS.

     Lender Liability and Fiduciary Liability. The OCAA reinstated the Environmental Protection Agency lender liability rule and excluded from the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") definition of "owner or operator" those lenders that did not participate in the management of a vessel or facility prior to foreclosure and who, after foreclosure, sell, re-lease, or otherwise divest themselves of ownership of the vessel or facility, having sought to do so "at the earliest practicable, commercially reasonable time, on commercially reasonable terms, taking into account market conditions and legal and regulatory requirements." In addition, the CERCLA liability of a fiduciary for releases or threatened releases of hazardous substances from a vessel or facility held in a fiduciary capacity are limited to the assets so held, unless liability is predicated on something more than the fiduciary's ownership of the vessel or facility (e.g., the fiduciary's own negligence).

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

     Audits and Audit Committees. The OCAA repealed the requirement imposed by the FDICIA that an independent public accountant attest to the extent of compliance of an insured depository institution and its holding company with laws and regulations designated by the FDIC.

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

     Year 2000 Guidelines.  The Federal Financial Institutions Examination
     --------------------
Council has issued several regulatory guidelines regarding Year 2000 readiness which are applicable to all depository institutions. The guidelines highlight, among others, risk management, contingency planning, fiduciary services, customers' awareness and safety and soundness issues on which the federal banking examiners will focus in bank examinations. In addition to readiness with respect to core operating systems, the guidelines also speak to the issue of the readiness of loan customers, bank suppliers and other third-parties which exchange data with depository institutions. The guidelines also require financial institution fiduciaries to, among others, develop a process to evaluate potential Year 2000 risks associated with managing clients' assets, conduct a review of significant fiduciary assets to determine potential liability or exposure attributable to issuers of securities with Year 2000 problems, and mitigate and manage Year 2000 exposure resulting from any such risks.

     The Pennsylvania Department of Banking has also issued a statement, dated January 15, 1998, regarding Year 2000 readiness and state examinations. Other federal regulatory agencies, including the Board, the FDIC and the OCC have also issued a variety of advisory letters on the issue, including the OCC's advisory letter 98-1, which informed national banks that preparation for Year 2000 will be a factor in the OCC's review of certain corporate applications, including bank mergers. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions-Year 2000 Readiness Disclosure" `for further discussion.

     Environmental Impact Statement.  Compliance by Susquehanna and its
     ------------------------------
subsidiaries with federal, state and local environmental protection laws during 1998 had no material effect upon capital expenditures, earnings or the competitive position of Susquehanna and its subsidiaries and is not expected to have a material effect on such expenditures or earnings during 1999.

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

     Competition

     Bank holding companies and their subsidiary banks compete with many institutions for deposits, loans, trust services and other banking-related services. Like other depository institutions, Susquehanna has been subject to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance, credit card companies and other financial services companies.

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

     As a result of state and federal legislation enacted over the past 20 years, compression and consolidation in the industry has continued at a rapid pace. Further, as a result of relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, the consolidation within the banking industry has had a significant competitive effect on Susquehanna and its markets. At present, Susquehanna and its subsidiary banks compete with numerous super-regional institutions with significantly greater resources and assets which conduct banking business throughout the region.

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

     First American competes in market areas in Bedford and Blair Counties, Pennsylvania. Nine (9) commercial banks operate offices in Bedford and Blair Counties, four (4) of which are headquartered in those counties, and of the four
(4), First American ranked third in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

     F&M's principal market area consists of Washington, Garrett and Allegany Counties, Maryland. Eight (8) commercial banks operate offices in those counties, three (3) of which are headquartered in Washington County, one (1) of which is headquartered in Garrett County, and two (2) of which are headquartered
in Allegany County.   Of the six (6), F&M ranked second in terms of total
deposits in those counties as of June 30, 1997, the last date for which information is available.

     Susquehanna Bank's principal market area consists of Baltimore, Cecil, Harford, Anne Arundel, Carroll, Worcester, and Wicomico Counties, Maryland, and
portions of Baltimore City.   Sixty-one (61) federal savings banks operate
offices in that area, seven (7) of which are headquartered in Baltimore County, one (1) in Cecil County, two (2) in Harford County, three (3) in Anne Arundel County, two (2) in Carroll County, two (2) in Wicomico County, none in Worcester
County, and thirty-two (32) in applicable portions of Baltimore City.   Of the
forty-nine (49) savings banks headquartered in that area, Susquehanna Bank ranked first in terms of total deposits in that area as of June 30, 1997, the last date for which information is available.

     Equity Bank's principal market area consists of Camden, Gloucester and Burlington Counties, New Jersey. Eighteen (18) commercial banks operate offices in those counties, four (4) of which are headquartered in Camden County, two (2) of which are headquartered in Burlington County, and two (2) of which are headquartered in Gloucester County. Of the eight (8), Equity Bank ranked third in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

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

     First Capitol, which was acquired on January 4, 1999, competes in market areas in York County, Pennsylvania. Nineteen (19) commercial banks operate offices in York County, seven (7) of which are headquartered in that county, and of the seven (7), First Capitol ranked fifth in terms of total deposits in those counties as of June 30, 1997, the last date for which information is available.

     Business Trends

     Current business trends include a declining interest rate environment, a relatively strong and diverse local economy, a business climate which is sustaining, and continuing consumer confidence.

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

     Susquehanna's subsidiary banks operate one hundred and fourteen (114) full-service branches, twenty (20) limited-service branches, thirty-three (33) free-standing automated teller machines and nineteen (19) automated loan machines. The banks own eighty (80) of the branches and lease the remaining fifty-nine
(59). Ten (10) additional locations are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

     As of December 31, 1998, the executive offices of the subsidiary banks are:1


     Farmers First Bank                  Susquehanna Bank
     9 East Main Street                  100 West Road
     Lititz, Pennsylvania                Towson, Maryland

     First National Trust Bank           Equity Bank, National Association
     400 Market Street                   8000 Sagemore Drive, Suite 8101
     Sunbury, Pennsylvania               Marlton, New Jersey

     Citizens National Bank of Southern  First American National Bank of
     Pennsylvania                        Pennsylvania
     35 North Carlisle Street            140 East Main Street
     Greencastle, PA                     Everett, Pennsylvania

     Williamsport National Bank          Founders' Bank
     329 Pine Street                     101 Bryn Mawr Avenue
     Williamsport, Pennsylvania          Bryn Mawr, Pennsylvania

     Farmers & Merchants Bank and Trust
     59 West Washington Street
     Hagerstown, Maryland

The executive offices of Farmers First, First National, Citizens National, Williamsport National, F&M and First American are owned by the respective subsidiary, and the offices of Susquehanna Bank, Equity Bank and Founders' are leased.

--------------------------
1 First Capitol Bank was acquired on January 4, 1999. Its executive offices are located at 2951 Whiteford Road, York, Pennsylvania. First Capitol leases its executive offices.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                       Executive Officers of Susquehanna

     The following table sets forth the executive officers of Susquehanna, their ages, and their positions with Susquehanna:

----------------------------------------------------------------------------------------------------
Name                          Age           Title
----                          ---           -----

----------------------------------------------------------------------------------------------------
Robert S. Bolinger             62           President & Chief Executive Officer
William J. Reuter              49           Senior Vice President
Gregory A. Duncan              43           Senior Vice President - Administration
William T. Belden              49           Vice President
Frederick W. Bisbee            60           Vice President
Richard M. Cloney              57           Vice President and Secretary
Drew K. Hostetter              44           Vice President, Treasurer and Chief Financial Officer
Charles W. Luppert             57           Vice President
----------------------------------------------------------------------------------------------------

                                    PART II
                                    -------

Item 5.  Market for Susquehanna Capital Stock and Related Shareholder Matters.
------   --------------------------------------------------------------------

     Since November 5, 1985, Susquehanna Common Stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System as reflected on the over-the-counter market, for the years 1997 and 1998.


-------------------------------------------------------------------
                                             Price Range Per Share*
                                             ----------------------
-------------------------------------------------------------------
                                      Cash
                                      ----
     Year          Period       Dividends Paid  Low Bid   High Bid
     ----          ------       --------------  -------   --------

     1997       1st Quarter
                  Common              0.133       14.33       17.55
                2nd Quarter
                  Common              0.133       14.45       18.55
                3rd Quarter
                  Common              0.140       17.25       21.17
                4th Quarter
                  Common              0.140       17.67       25.92

     1998       1st Quarter
                  Common              0.140       21.67       26.00
                2nd Quarter
                  Common              0.140       22.67       26.08
                3rd Quarter
                  Common              0.140       17.88       26.75
                4th Quarter
                  Common              0.150       15.50       22.75
-------------------------------------------------------------------
*Common Stock prices and dividends have been adjusted to reflect Susquehanna's three-for-two stock split paid on July 1, 1998 to shareholders of record on June 15, 1998.

     The foregoing represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions. As of February 28, 1999, there were 6,891 record holders of Susquehanna Common Stock and zero (0) record holders of Susquehanna Preferred Stock, which was redeemed by Susquehanna on February 7, 1994.

     Dividends paid by Susquehanna are provided from dividends paid to it by Farmers First, First National, Williamsport, Citizens, First American, First Capitol, F&M, Susquehanna South, Susquehanna East and SBLC; under the Pennsylvania Banking Code of 1965 in the case of Farmers First; the Banking laws of the State of Maryland in the case of F&M; the National Bank Act in the case of First National, Williamsport, Citizens, Equity Bank and First American; the Federal Reserve Act in the case of Founders' and First Capitol; and the Federal Home Loan Act in the case of Susquehanna Bank.

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

          For national banks, the approval of the OCC is required for the payment of dividends in any calendar year by a national bank subsidiary if the total of all dividends declared by the bank in a calendar year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a national bank in excess of its undivided profits account.

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

          As noted, Susquehanna looks to Susquehanna Bank for funds to distribute as dividends. However, federal regulations impose restrictions on dividend payments on savings institutions which convert from mutual to stock form of ownership and are federally insured at the time of the conversion, as was the case with the former Atlantic Federal Savings Bank ("Atlantic Federal") and Reisterstown Federal Savings Bank ("Reisterstown Federal"). Upon conversion, regulations require that a "liquidation account" be established by restricting a portion of net capital for the benefit of eligible savings account holders who maintain their savings accounts with the institution after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to capital stock. This account is proportionally reduced for any decreases in the eligible holder's savings accounts. Susquehanna Bank has succeeded to the liquidation account obligations of Atlantic Federal and Reisterstown Federal.

          Under federal regulations, savings institutions which have converted under such regulations (including Atlantic Federal and Reisterstown Federal) may not declare or pay a cash dividend on common stock if the dividend would cause the institution's capital to be reduced below the amount required for the liquidation account or, as to all savings institutions, below the capital requirements imposed by the OTS under FIRREA, and regulations promulgated thereunder.

          The OTS regulations impose limitations on all cash dividends by savings banks. The OTS regulations establish three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed dividend ("Tier 1 Association") may, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to: (i) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half of its surplus capital at the beginning of the calendar year; or (ii) 75 percent of its net income over the most recent four-quarter period. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its cash dividend ("Tier 2 Association") may, after prior notice, but without the approval of the OTS, make capital distributions of up to 75 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital requirements that would be applicable to it on January 1, 1993, computed on its current portfolio; up to 50 percent of its net income over the most recent four-quarter period if it satisfies the risk-based capital standard that was applicable to it on January 1, 1991, computed on its current portfolio; and up to 25 percent of its net income over the most recent four-quarter period if it satisfies its current risk-based capital requirement. In computing the permissible percentage of cash dividend, previous distributions made during the prior four-quarter period must be included. A savings institution that does not meet its current regulatory capital requirements before or after payment of a proposed cash dividend ("Tier 3 Association") may not make any capital distributions without prior approval of the

OTS. In addition, the OTS has the ability to prohibit a proposed cash dividend by any institution which would otherwise be permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of December 31, 1998, Susquehanna Bank satisfied the requirements of a Tier 1 Association.

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

          In accordance with the above regulatory restrictions, each subsidiary commercial and federal savings bank has the ability to pay dividends, and at December 31, 1998, $22 million is available for dividend distribution to Susquehanna in 1999 from its subsidiary commercial and federal savings banks without regulatory approval. Susquehanna currently expects that cash dividends will continue to be paid by subsidiaries in the future at levels comparable with prior years.

Item 6.  Selected Financial Data.
------   -----------------------

         See Page 22.

--------------------------------------------------------------------------------
   Selected Financial Data
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                   1998            1997           1996           1995            1994
----------------------------------------------------------------------------------------------------------------------------
Interest income                                    $  292,766      $  274,052     $  262,185     $  215,787      $  171,981
Interest expense                                      138,576         122,660        117,152         93,838          64,353
Net interest income                                   154,190         151,392        145,033        121,949         107,628
Provision for loan and lease losses                     5,247           4,557          4,807          5,164           3,947
Other income                                           30,921          24,374         22,756         17,612          16,584
Other expenses                                        113,206         109,832        114,637         92,030          82,967
Income before taxes, extraordinary item/
  cumulative effect                                    66,658          61,377         48,345         42,367          37,298
Extraordinary item/cumulative effect                       --              --             --             --            (732)
Net income                                             45,574          42,062         32,707         29,992          25,760
Cash dividends declared on common stock                20,037          18,297         16,226         13,156          11,937
Dividend payout ratio                                   44.0%           43.5%          49.6%          43.9%           46.3%

Per Common Share Amounts*
----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item/
  cumulative effect--basic                         $     1.27      $     1.19     $     0.94     $     0.95      $     0.84
                   --diluted                             1.26            1.18           0.93           0.95            0.84
Net income--basic                                        1.27            1.19           0.94           0.95            0.82
          --diluted                                      1.26            1.18           0.93           0.95            0.82
Cash dividends declared on common stock                  0.57            0.55           0.52           0.49            0.45

Financial Ratios
----------------------------------------------------------------------------------------------------------------------------
Return on average total assets                          1.17%           1.19%          0.97%          1.08%           1.10%
Return on average stockholders' equity                  12.08           12.27          10.24          11.42           10.76
Net interest margin                                      4.37            4.74           4.74           4.88            4.93
Average stockholders' equity to average assets           9.67            9.74           9.45           9.49           10.19

Tangible Operating Results
----------------------------------------------------------------------------------------------------------------------------
Tangible net income                                $   48,683      $   45,037     $   35,524     $   31,220      $   26,255
Tangible earnings per share                              1.36            1.27           1.02           0.99            0.83
Return on tangible average shareholders' equity        14.23%          14.75%         13.53%         13.14%          11.42%
Return on tangible average assets                        1.26           1.29           1.05           1.13           1.12

Year-End Balances
----------------------------------------------------------------------------------------------------------------------------
Total assets                                       $4,064,827      $3,654,676     $3,464,522     $2,952,957      $2,542,846
Investment securities                                 932,923         700,834        710,215        750,111         705,969
Loans and leases, net of unearned income            2,773,550       2,643,553      2,416,949      1,908,997       1,635,357
Deposits                                            3,124,332       2,960,638      2,859,873      2,444,373       2,145,914
Long-term debt                                        370,160         181,888        120,368         86,274          47,314
Stockholders' equity                                  391,196         363,656        328,258        308,476         246,626

Selected Share Data*
----------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                 35,857          35,860         34,980         34,456          31,498
Average common shares outstanding--basic               35,859          35,413         34,934         31,590          31,498
                                 --diluted             36,179          35,628         35,012         31,659          31,544
At December 31:
  Book value per share                             $    10.91      $    10.14     $     9.38     $     8.95      $     7.83
  Market price per common share                         20.47           25.50          15.39          11.78            9.89
  Common stockholders                                   6,661           6,237          5,693          5,759           5,229
*Amounts adjusted for the three-for-two stock splits.

Item 7.  Management's Discussion and Analysis of Results of Operations and
------   -----------------------------------------------------------------
Financial Condition
-------------------

         See Pages  24-49.

--------------------------------------------------------------------------------
                                         Management's Discussion and Analysis
--------------------------------------------------------------------------------
                                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries: Farmers First Bank; Farmers & Merchants Bank and Trust; First American National Bank of Pennsylvania; First National Trust Bank; Williamsport National Bank; Citizens National Bank of Southern Pennsylvania; Susquehanna Bancshares East, Inc. and its commercial bank subsidiaries Equity Bank, N.A., and Founders' Bank; Susquehanna Bancshares South, Inc. and its savings bank subsidiary Susquehanna Bank, Susque-Bancshares Leasing Co., Inc., and Susque-Bancshares Life Insurance Company.

   Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to, general economic conditions in market areas where Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations, and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructurings; technological changes; changes in consumer spending and saving habits; economic and social turbulence which might result from the Y2K or millennium problem; and the success of Susquehanna in managing the risks involved in the foregoing.

RESULTS OF OPERATIONS
Summary of 1998 Compared to 1997

Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1998 and 1997. These transactions are described in the following paragraphs.

   On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date. Susquehanna issued one share (prior to the 1997 and 1998 stock splits) of common stock to the shareholders of AI for each of the 771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI for all periods presented.

   Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock (prior to the 1997 and 1998 stock splits) to the shareholders of FBC based on an exchange ratio of 2.281 shares (prior to the 1997 and 1998 stock splits) of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.

   On May 1, 1997, Susquehanna combined its three savings banks located in and around Baltimore, Maryland, into one savings bank named Susquehanna Bank. As a result of this combination, there was a reduction in the work force of Susquehanna Bank with related severance packages. Consequently, Susquehanna recorded pre-tax severance of $1.3 million in 1997 related to these reductions. The annual pre-tax cost savings related to these reductions approximates $1.3 million.

   On July 31, 1997, Susquehanna acquired Founders' Bank ("Founders'"), Bryn Mawr, Pa., through an exchange of 560,353 shares (prior to the 1998 stock split) of Susquehanna common stock to the shareholders of Founders' based on exchange ratio of 0.566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. The results of operations for Founders' prior to the acquisition were not material to Susquehanna's consolidated financial statements and, accordingly, Susquehanna's prior period consolidated financial statements have not been restated to reflect the acquisition of Founders'.

   On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. ("Cardinal"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued 2,027,296 shares of its common stock to the shareholders of Cardinal based upon an exchange ratio of 2.048 shares of Susquehanna common stock for each outstanding share of Cardinal. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Cardinal for all periods presented.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


   Susquehanna's net income for the year ended December 31, 1998, increased to $45.6 million, or 8% above 1997 net income of $42.1 million. Susquehanna's earnings performance was affected by significant growth in non-interest income resulting primarily from an increase in mortgage-banking activities and the purchase of certain insurance-related products, such as bank-owned life insurance ("BOLI"). Non-interest income increased $6.5 million, or 27%, in 1998 over 1997.

   While diluted earnings per common share increased from $1.18 in 1997 to $1.26 in 1998, return on average assets ("ROA"), and return on average equity ("ROE"), decreased from 1.19% and 12.27%, respectively, in 1997 to 1.17% and 12.08%, respectively, in 1998. During 1995 and 1996, Susquehanna acquired two Maryland savings banks under the purchase method of accounting. These purchase transactions created an intangible asset, goodwill, of $34 million, which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital. For 1998, tangible net income, earnings per

TABLE 1--Distribution of Average Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differential--Tax Equivalent Basis

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                   1998                             1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                        Average                Rate      Average                Rate      Average               Rate
Assets                                  Balance    Interest       %      Balance    Interest       %      Balance    Interest      %
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments                 $ 75,540     $ 4,001    5.30     $ 71,999     $ 3,943    5.48     $ 76,950     $ 4,164   5.41
Investment securities:
  Taxable                               751,899      47,706    6.34      576,407      36,438    6.32      624,178      38,309   6.14
  Tax-advantaged                        116,745       8,302    7.11      116,332       8,305    7.14      130,544       9,272   7.10
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities             868,644      56,008    6.45      692,739      44,743    6.46      754,722      47,581   6.30
Loans (net of unearned income):
  Taxable                             2,636,223     232,360    8.81    2,478,430     225,334    9.09    2,286,850     210,724   9.21
  Tax-advantaged                         54,612       5,077    9.30       47,098       4,510    9.58       45,926       4,538   9.88
------------------------------------------------------------------------------------------------------------------------------------
Total loans                           2,690,835     237,437    8.82    2,525,528     229,844    9.10    2,332,776     215,262   9.23
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         3,635,019    $297,446    8.18    3,290,266    $278,530    8.47    3,164,448    $267,007   8.44
====================================================================================================================================
Allowance for loan losses               (35,199)                         (35,266)                         (34,788)
All other non-earning assets            301,132                          264,945                          247,092
------------------------------------------------------------------------------------------------------------------------------------
Total assets                         $3,900,952                       $3,519,945                       $3,376,752
====================================================================================================================================
Liabilities & Stockholders' Equity
Deposits:
  Interest-bearing demand             $ 866,960    $ 27,323    3.15    $ 784,894    $ 24,468    3.12    $ 733,509    $ 21,407   2.92
  Savings                               443,676       9,931    2.24      451,588      11,208    2.48      457,136      11,413   2.50
  Time                                1,327,057      73,845    5.56    1,306,907      71,729    5.49    1,309,114      71,854   5.49
Short-term borrowings                   103,355       5,282    5.11       85,809       4,406    5.13       65,650       3,322   5.06
Long-term debt                          355,998      22,195    6.23      154,608      10,849    7.02      121,858       9,156   7.51
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    3,097,046    $138,576    4.47    2,783,806    $122,660    4.41    2,687,267    $117,152   4.36
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                         381,730                          344,222                          323,626
Other liabilities                        44,896                           48,980                           46,553
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     3,523,672                        3,177,008                        3,057,446
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                    377,280                          342,937                          319,306
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & equity           $3,900,952                       $3,519,945                       $3,376,752
====================================================================================================================================
Net interest income/yield on
  average earning assets                           $158,870     4.37                $155,870     4.74                $149,855   4.74
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   share, ROA, and ROE were $48.7 million, $1.36, 1.26%, and 14.23%, respectively, compared to actual net income, basic earnings per share, ROA and ROE of $45.6 million, $1.27, 1.17% and 12.08%, respectively. Tangible net income, earnings per share, ROA, and ROE for 1997 were $45.0 million, $1.27, 1.29% and 14.75%, respectively.

Net Interest Income--Taxable Equivalent Basis

   The major source of operating revenues is net interest income, which rose to a level of $154.2 million in 1998, representing a $2.8 million, or 2%, increase above the $151.4 million attained in 1997. The net interest margin, on a tax equivalent basis, declined to 4.37% during 1998 from 4.74% in 1997.

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

   Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 83%, 86%, and 86% for the twelve months ended December 31, 1998, 1997, and 1996, respectively.

   Table 2 illustrates that the growth in interest income in 1998 over 1997 was attributed to volume. The growth in average interest-earning assets of $345 million in 1998 over 1997 was due to a $176 million increase in the investment portfolio and a $165 million increase in loans. As illustrated in Table 1, the tax equivalent yield on earning assets for 1998 declined to 8.18%

TABLE 2--Changes in Net Interest Income--Tax Equivalent Basis

----------------------------------------------------------------------------------------------------------------------------
                                               1998 Versus 1997                              1997 Versus 1996
                                               Increase/(Decrease)                           Increase/(Decrease)
                                               Due to Change in                              Due to Change in
----------------------------------------------------------------------------------------------------------------------------
                                       Average         Average                        Average        Average
Dollars in thousands                    Volume            Rate         Total           Volume           Rate         Total
----------------------------------------------------------------------------------------------------------------------------
Interest Income
Short-term investments                 $   190         $  (132)      $    58          $  (271)       $    50       $  (221)
Investment securities:
  Taxable                               11,135             133        11,268           (2,995)         1,124        (1,871)
  Tax-advantaged                            29             (32)           (3)          (1,015)            48          (967)
----------------------------------------------------------------------------------------------------------------------------
Total investment securities             11,164             101        11,265           (4,010)         1,172        (2,838)
Loans (net of unearned income):
 Taxable                                14,050          (7,024)        7,026           17,450         (2,840)       14,610
 Tax-advantaged                            702            (135)          567              114           (142)          (28)
----------------------------------------------------------------------------------------------------------------------------
Total loans                             14,752          (7,159)        7,593           17,564         (2,982)       14,582
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $26,106         $(7,190)      $18,916          $13,283        $(I,760)      $11,523
============================================================================================================================
Interest Expense
Deposits:
Interest-bearing demand                $ 2,583         $   272       $ 2,855          $ 1,552        $ 1,509       $ 3,061
 Savings                                  (193)         (1,084)       (1,277)            (138)           (67)         (205)
 Time                                    1,114           1,002         2,116             (121)            (4)         (125)
Short-term borrowings                      897             (21)          876            1,034             50         1,084
Long-term debt                          12,680          (1,334)       11,346            2,330           (637)        1,693
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      17,081          (1,165)       15,916            4,657            851         5,508
----------------------------------------------------------------------------------------------------------------------------
Net interest margin                    $ 9,025         $(6,025)      $ 3,000          $ 8,626        $(2,611)      $ 6,015
============================================================================================================================

Changes which are in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


   from 8.47% in 1997. This decline was primarily due to lower reinvestment rates on loans and investments and market forces impacting product pricing. Table 2 also illustrates that the growth in interest expense in 1998 over 1997 was primarily attributed to volume. Increased levels of interest-bearing demand deposits and long-term debt used to fund asset growth were the primary reasons for the $15.9 million increase in interest expense. The average funding costs rose slightly in 1998 to 4.47% from 4.41% in 1997 primarily due to competitive pricing for time deposits in Susquehanna's markets and the funding of investment growth with long-term debt, a higher cost of funds.

   As a result of the preceding comments, Susquehanna's net interest margin, on a taxable equivalent basis, declined from 4.74% in 1997 to 4.37% in 1998. The increase in the investment portfolio was primarily due to a program that Susquehanna began in the first quarter of 1998 to better utilize its capital and to reduce its tax burden. Under this program, Susquehanna acquired $175 million of GNMA securities and borrowed from the Federal Home Loan Bank to fund the purchase. The program produced $1.1 million in net income for 1998, but negatively impacted the net interest margin by 18 basis points.

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

   The loan portfolio represents loans made primarily within Susquehanna's market area, which includes central and southeastern Pennsylvania, Maryland, southern New Jersey, and, to a lesser extent, southwestern Pennsylvania, Delaware, West Virginia, northern Virginia, and the southern tier of New York state.

   Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 1998. As illustrated in Table 3, the provision for loan and lease losses was $5.2 million for 1998 compared to $4.6 million in 1997. Net charge-offs, as seen in Table 3, were $5.6 million in 1998 compared with $5.3 million in 1997. As a result, the allowance for loan and lease losses at December 31, 1998, was 1.27% of period-end loans and leases, or $35.2 million, compared with 1.34%, or $35.5 million at December 31, 1997. The allowance for loan and lease losses as a percentage of non-performing loans increased from 153% at December 31, 1997, to 165% at December 31, 1998.

   Should the economic climate no longer continue to improve or should it begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.

   In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

   It is Susquehanna's policy not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if not well secured and in the process of collection, and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 1998 and 1997 was $0.9 million and $1.1 million, respectively. Interest income which would have been recorded on these loans under the original terms was $2.3 million for 1998 and 1997. At December 31, 1998, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans. Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan losses for the past five years.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TABLE 3--Provision and Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                      1998          1997           1996          1995           1994
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January I      $   35,508   $    34,757   $     30,610  $     26,904   $     25,281
Allowance acquired in business combination                  --         1,460          4,229         3,323             --
Change in fiscal year                                       --            --             --            (8)            --
Additions to provision for loan and lease losses
  charged to operations                                  5,247         4,557          4,807         5,164          3,947
Loans and leases charged off during the year:
  Commercial, financial, agricultural, and leases        1,977         1,471          1,787         2,026          1,481
  Real estate--mortgage                                  1,566         1,355          2,098         1,683            311
  Consumer                                               3,411         3,802          2,668         2,353          1,770
-------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                        6,954         6,628          6,553         6,062          3,562
-------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
 charged-off:
  Commercial, financial, agricultural, and leases          397           403            589           293            405
  Real estate--mortgage                                    160            71            100           200             43
  Consumer                                                 813           888            975           796            790
-------------------------------------------------------------------------------------------------------------------------
Total recoveries                                         1,370         1,362          1,664         1,289          1,238
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          5,584         5,266          4,889         4,773          2,324
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31    $   35,171   $    35,508   $     34,757  $     30,610   $     26,904
=========================================================================================================================
Average loans and leases outstanding                $2,690,835   $ 2,525,528   $  2,332,776  $  1,820,942   $  1,547,874
Period end loans and leases                          2,773,550     2,643,553      2,416,949     1,908,997      1,635,357
Net charge-offs as a percentage of average loans
 and leases                                               0.21%         0.21%          0.21%         0.26%          0.15%
Allowance as a percentage of period-end loans
 and leases                                               1.27          1.34           1.44          1.60           1.65
=========================================================================================================================

TABLE 4--Non-Performing Assets
-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                      1998          1997           1996          1995           1994
-------------------------------------------------------------------------------------------------------------------------
Loans contractually past due
  90 days and still accruing                           $10,420       $ 6,975        $ 8,962       $ 5,555        $15,102
=========================================================================================================================
Non-performing assets:
 Nonaccrual loans:
   Commercial, financial, agricultural, and leases     $ 1,655       $   932        $ 2,266       $ 3,158        $ 2,934
   Real estate--mortgage                                18,203        21,742         17,501        19,106         16,021
    Consumer                                               272           592            391           468            808
  Restructured loans                                     1,201            --          6,429         6,873          6,941
 Other real estate owned                                 4,745         4,547          7,849         6,367          6,301
-------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                            $26,076       $27,813        $34,436       $35,972        $33,005
=========================================================================================================================
Total non-performing assets as a percentage of period-
   end loans and leases and other real estate owned       0.94%         1.05%         1.42%          1.88%          2.01%
=========================================================================================================================
Allowance for loan and lease losses as a
   percentage of non-performing loans                      165%          153%          131%           103%           101%
=========================================================================================================================

   Table 4 reflects the five-year history of non-performing assets and loans contractually past due 90 days and still accruing. Total non-performing assets at December 31, 1998 and 1997, of $26.1 and $27.8 million, respectively, includes $4.7 million and $4.5 million, respectively, in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and other real estate owned was 0.94% at December 31, 1998, the lowest level this decade.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

   Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $10.4 million at December 31, 1998, up from the $7.0 million at December 31, 1997. Although the economy is stable, softness in the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

   Potential problem loans consist of loans which are performing, but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 1998, such loans, not included in Table 4, amounted to $36.6 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income

   Non-interest income, recorded as other income, consists of service charges on deposit accounts, commissions, fees received for travelers' check sales and money orders, fees for trust services, income generated from bank-owned life insurance and reinsurance activities, gains and losses on security transactions, net gains on sales of mortgages, net gains on sales of other real estate owned, and other miscellaneous income, such as safe deposit box rents. Other income as a percentage of net interest income and other income was 17%, 14%, and 14% for 1998, 1997, and 1996, respectively.

   Non-interest income increased $6.5 million, or 27%, in 1998 over 1997. Service charges on deposit accounts were up $1.3 million, or 19%, and other charges, fees, and commissions rose by $0.4 million, or 12%, reflecting the additional office locations and higher account volumes. All other income exceeded 1997 results by $2.5 million, or 35%, primarily due to income from bank-owned life insurance and increased debit card activity. Trust fees increased $0.3 million, or 8%, while gain on sale of mortgage loans increased $2.1 million, as loans originated for sale were $127 million more than 1997.

Other Expenses

   Non-interest expenses are categorized into five main groupings: employee-related expenses, which include salaries, fringe


TABLE 5--Analysis of Other Expenses
------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------
Years ended December 31                         1998      1997      1996
------------------------------------------------------------------------
Advertising, marketing,
  and public relations                       $ 3,671   $ 3,425   $ 3,173
Amortization of acquisition
  costs                                        4,532     4,293     4,141
Audits and examinations                          876       898     1,047
Communications                                 2,530     2,035     1,699
Directors fees                                 1,243     1,225     1,371
Legal and professional                         5,449     2,603     2,947
Life Insurance Company
  related expenses                               679       970       906
Other real estate                              1,073       811     1,054
Outside services                               3,144     3,188     3,677
PA shares/capital stock tax                    2,187     2,153     1,947
Postage                                        2,941     2,654     2,397
Stationery and supplies                        2,863     2,701     2,730
All other                                      8,292     8,839     9,205
------------------------------------------------------------------------
Total                                        $39,480   $35,795   $36,294
========================================================================

benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents, and maintenance; FDIC insurance premiums on deposits; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

   Non-interest expense increased $3.4 million, or 3%, in 1998 over 1997, due to a $2.8 million increase in legal and other professional fees related to Year 2000 remediation and a $0.5 million increase in communications expense resulting from new product delivery channels and additional branch locations.

   Salaries and employee benefits decreased $2.4 million from 1997 to 1998 and equipment expense increased $1.7 million when comparing the same periods. These variances are due to the ongoing information systems conversions of Susquehanna's banking affiliates and related reductions in staff.

Income Taxes

   Susquehanna's effective tax rate for 1998 was 31.63% compared to 31.47% in 1997. These effective rates were maintained because of increased levels of tax-advantaged income. During 1997 and 1998, Susquehanna purchased $60 million of insurance-related products and recognized $1.1 million and $3.4 million, respectively, of tax-advantaged income from the increase in cash surrender values and insurance proceeds. Offsetting the increase in tax-advantaged income was an increase in permanent differences resulting from acquisition-related activity.

   As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provi-

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

sions of the Tax Reform Act of 1986, effective tax rates may increase in the years ahead.

   Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases) and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 1998, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carryback years and future reversals of existing taxable temporary differences are sufficient to offset the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.

FINANCIAL CONDITION
Investment Securities

   Susquehanna follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment.

   Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was positively impacted by $2.2 million as the "unrealized gains or losses for available-for-sale securities," changed from a positive $3.8 million at December 31, 1997, to a positive $6.0 million at December 31, 1998. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.

   Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management which requires the majority of its security portfolios to be identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 1998, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

Loans

   Table 8 presents the loans outstanding, by type of loan, for the past five years. Loan growth for 1998 was 5%, or $130 million. Loan growth in 1998 was mainly associated with real estate mortgage and construction loans which increased $85 million and leases which grew by $57 million. As noted in Table 11, Susquehanna's loan portfolio contains no significant concentrations other than the geographic and housing developments.

   Susquehanna's banking subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $106 million at year end, and an additional $185 million was lent against junior liens on residential properties. Senior liens on 1-4 family residential properties totaled $888 million, and much of the $509 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $38 million, while loans secured by multi-family residential properties totaled $42 million at December 31, 1998.

   Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 1999 consist of $132 million with fixed-rate pricing and $94 million with variable-rate pricing.

TABLE 6--Carrying Value of Investment Securities
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                             1998                          1997                          1996
---------------------------------------------------------------------------------------------------------------------------
                                        Available-       Held-to-     Available-      Held-to-     Available-      Held-to-
Dollars in thousands                      for-Sale       Maturity       for-Sale      Maturity       for-Sale      Maturity
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                            $ 66,181          $ 500       $119,624         $ 750       $172,241       $ 1,493
U.S. Government agencies                  210,464            --         252,730           --         154,988         2,486
State and municipal                        65,447         55,810         34,824        75,882         19,550       104,815
Other securities                           35,392             25         72,672            50         87,130           190
Mortgage-backed securities                462,650          3,502        112,741         6,420        127,765        17,038
Equity securities                          32,952            --          25,141           --          22,519           --
---------------------------------------------------------------------------------------------------------------------------
Total investment securities              $873,086        $59,837  $     617,732       $83,102       $584,193      $126,022
===========================================================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


TABLE 7--Investment Securities

The following table shows the maturities of investment securities at fair value and amortized cost as of December 31, 1998, and the weighted average yields of such securities. Those securities that do not have a single maturity date are shown in total based upon final maturity. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

---------------------------------------------------------------------------------------------------------------------------
                                        Within    After 1 Year but    After 5 Years but            After
Dollars in thousands                    1 Year     within 5 Years      within 10 Years          10 Years             Total
---------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury
  Fair value                           $46,599            $ 19,370             $    212               --          $ 66,181
  Amortized cost                        46,189              18,900                  195               --            65,284
  Yield                                   6.0%                6.1%                 6.5%               --              6.1%
U.S. Government agencies
  Fair value                           $27,945            $144,921             $ 30,434         $  7,164          $210,464
  Amortized cost                        27,972             143,722               30,496            7,151           209,341
  Yield                                   5.7%                6.4%                 5.9%             6.3%              6.2%
Corporate debt securities
  Fair value                           $26,771            $  8,606             $     12         $      3          $ 35,392
  Amortized cost                        26,582               8,394                   12                5            34,993
  Yield                                   6.9%                6.6%                 4.7%             2.6%              6.8%
Mortgage-backed securities
  Fair value                           $12,581            $100,224             $ 32,827         $317,018          $462,650
  Amortized cost                        12,555             100,159               32,593          316,819           462,126
  Yield                                   6.5%                6.3%                 6.5%             6.5%              6.4%
State and municipal
  Fair value                           $ 1,936            $ 47,515             $ 12,998         $  2,998          $ 65,447
  Amortized cost                         1,920              46,507               12,690            2,900            64,017
  Yield                                   4.9%                5.9%                 5.4%             9.0%              5.9%
Equity securities
  Fair value                                --                  --                   --               --          $ 32,952
  Amortized cost                            --                  --                   --               --            28,170
  Yield                                     --                  --                   --               --              7.0%
Held-to-Maturity:
U.S. Treasury
  Fair value                           $   500                  --                   --               --          $    500
  Amortized cost                           500                  --                   --               --               500
  Yield                                   5.9%                  --                   --               --              5.9%
Corporate debt securities
  Fair value                           $    25                  --                   --               --          $     25
  Amortized cost                            25                  --                   --               --                25
  Yield                                   8.0%                  --                   --               --              8.0%
Mortgage-backed securities
  Fair value                           $ 1,762            $  1,767                   --               --          $  3,529
  Amortized cost                         1,754               1,748                   --               --             3,502
  Yield                                   6.5%                6.5%                   --               --              6.5%
State and municipal
  Fair value                           $23,103            $ 27,655             $  2,576         $  3,631          $ 56,965
  Amortized cost                        22,912              27,037                2,414            3,447            55,810
  Yield                                   6.4%                7.0%                 9.3%             9.7%              7.0%
Total Securities
  Fair value                                                                                                      $934,105
  Amortized cost                                                                                                   923,768
  Yield                                                                                                               6.4%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TABLE 8--Loan and Lease Portfolio
---------------------------------------------------------------------------------------------------------------------------
At December 31                                                        1998                               1997
---------------------------------------------------------------------------------------------------------------------------
                                                                            Percentage                         Percentage
                                                                           of Loans to                        of Loans to
Dollars in thousands                                           Amount      Total Loans            Amount      Total Loans
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                     $ 288,852            10.4%         $ 317,579            12.0%
Real estate--construction                                     250,835             9.0            225,971             8.5
Real estate--mortgage                                       1,768,172            63.8          1,708,409            64.6
Consumer                                                      344,007            12.4            327,172            12.4
Leases                                                        121,684             4.4             64,422             2.5
---------------------------------------------------------------------------------------------------------------------------
Total                                                      $2,773,550           100.0%        $2,643,553           100.0%
===========================================================================================================================

TABLE 9--Loan Maturity and Interest Sensitivity
---------------------------------------------------------------------------------------------------------------------------
At December 31
---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
                                                              Under One     One to Five       Over Five
Maturity                                                           Year           Years           Years           Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                        $125,278        $ 97,518         $66,056        $288,852
Real estate--construction                                       187,553          58,144           5,138         250,835
---------------------------------------------------------------------------------------------------------------------------
                                                               $312,831        $155,662         $71,194        $539,687
===========================================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
  Variable rate                                                                                                $ 94,413
  Fixed rate                                                                                                    132,443
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               $226,856
===========================================================================================================================


TABLE 10--Allocation of Allowance for Loan and Lease Losses
---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
At December 31                                            1998           1997           1996          1995           1994
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                $ 4,772        $ 4,754        $ 4,320       $ 4,805        $ 4,448
Real estate--construction                                5,937          5,994          5,810         2,480          3,262
Real estate--mortgage                                    7,884          7,570          7,521         7,049          6,425
Consumer                                                 5,375          5,103          4,900         3,792          3,928
Leases                                                   1,375          1,125          1,097           602            453
Unused commitments                                       2,366          2,558          1,656         2,063          1,525
Unallocated                                              7,462          8,404          9,453         9,819          6,863
---------------------------------------------------------------------------------------------------------------------------
Total                                                  $35,171        $35,508        $34,757       $30,610        $26,904
===========================================================================================================================

Deposits

   Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100,000 or more as a principal source of funds, as they represent only 5% of total deposits. Table 13 presents a breakdown of maturities of time deposits of $100,000 or more as of December 31, 1998.

Market Risks

The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                    1996                                1995                               1994
---------------------------------------------------------------------------------------------------------------------------
                          Percentage                         Percentage                          Percentage
                         of Loans to                        of Loans to                         of Loans to
            Amount       Total Loans           Amount       Total Loans           Amount        Total Loans
---------------------------------------------------------------------------------------------------------------------------
        $  262,819             10.9%       $  244,365            12.8%        $  221,955              13.6%
           226,920              9.4           187,543             9.8             92,802               5.7
         1,578,474             65.3         1,187,518            62.2          1,041,418              63.7
           294,191             12.2           266,780            14.0            263,215              16.1
            54,545              2.2            22,791             1.2             15,967               0.9
---------------------------------------------------------------------------------------------------------------------------
        $2,416,949            100.0%       $1,908,997           100.0%        $1,635,357             100.0%
===========================================================================================================================

TABLE 11--Loan Concentrations

Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey and Maryland. At December 31, 1998, Susquehanna's portfolio included the following concentrations:

---------------------------------------------------------------------------------------------------------------------------
                                                                                    Total   As a % of      % Nonperforming
Dollars in thousands                  Permanent   Construction    All Other        Amount Total Loans     in each category
---------------------------------------------------------------------------------------------------------------------------
Housing developments                    $53,568       $228,426      $11,539      $293,533       10.6                  2.2
Office buildings and warehouses          95,204         13,561        1,598       110,363        4.0                   --
Retailing                                42,448            123       54,400        96,971        3.5                  4.6
Agriculture                              38,689            176       17,727        56,592        2.0                   --
Professional                             28,032             --       14,035        42,067        1.5                   --
Manufacturing                            23,410             --       17,064        40,474        1.5                  0.3
Hotels/motels                            25,360             --       12,702        38,062        1.4                   --

Due to the nature of its operations, only interest rate risk and liquidity risk are significant to Susquehanna.

   Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 1998, Susquehanna's subsidiary banks and savings bank have an unused line of credit available to them from the Federal Home Loan Bank totaling $377 million.

   However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $141 million at December 31, 1998. These maturing investments represent 15% of total investment securities. Short-term investments amounted to $76 million and represent additional sources of liquidity.

   Closely related to the management of liquidity is the man-


TABLE 12--Average Deposit Balances
------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------
Year ended December 31        1998         1997         1996
------------------------------------------------------------
Demand deposits         $  381,730   $  344,222   $  323,626
Interest-bearing
  demand deposits          866,960      784,894      733,509
Savings deposits           443,676      451,588      457,136
Time deposits            1,327,057    1,306,907    1,309,114
------------------------------------------------------------
Total                   $3,019,423   $2,887,611   $2,823,385
============================================================

TABLE 13--Deposit Maturity
Maturity of time deposits of $100 or more at
December 31, 1998
-----------------------------------------------------------
Dollars in thousands
-----------------------------------------------------------
Three months or less                               $ 53,686
Over three months through six months                 26,539
Over six months through twelve months                34,608
Over twelve months                                   43,805
-----------------------------------------------------------
Total                                              $158,638
===========================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TABLE 14--Balance Sheet Gap Analysis
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                                1-3             3-12               1-3           Over 3
Dollars in thousands                             months           months             years            years           Total
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                       $   76,015                                                          $   76,015
Investments                                      66,806       $  149,237          $226,859         $490,021         932,923
Loans and leases, net of unearned income      1,696,268          405,537           356,198          315,547       2,773,550
---------------------------------------------------------------------------------------------------------------------------
Total                                        $1,839,089       $  554,774          $583,057         $805,568      $3,782,488
===========================================================================================================================
Liabilities
Interest-bearing demand                      $  489,460       $   93,230          $192,764         $185,242       $ 960,696
Savings                                         222,314           74,996            74,564           71,654         443,528
Time                                            570,877          568,020                                          1,138,897
Time in denominations of $100 or more            53,686           61,147            43,805                          158,638
Short-term borrowings                           137,601                                                             137,601
Long-term debt                                    3,651           11,222            16,325          338,962         370,160
---------------------------------------------------------------------------------------------------------------------------
Total                                        $1,477,589       $  808,615          $327,458         $595,858      $3,209,520
===========================================================================================================================
Interest Sensitivity Gap:
   Periodic                                  $  361,500       $(253,841)          $255,599         $209,710
   Cumulative                                                    107,659           363,258          572,968
Cumulative gap as a percentage of
   earning assets                                   10%               3%               10%              15%
---------------------------------------------------------------------------------------------------------------------------

                                                    1-3             3-12               1-3           Over 3
At December 31, 1997                             months           months             years            years           Total
---------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                       $   44,692       $      100                                         $   44,792
Investments                                      58,281          120,210          $196,484         $325,859         700,834
Loans and leases, net of unearned income      1,606,483          391,502           341,529          304,039       2,643,553
---------------------------------------------------------------------------------------------------------------------------
Total                                        $1,709,456       $  511,812          $538,013         $629,898      $3,389,179
===========================================================================================================================
Liabilities
Interest-bearing demand                       $ 517,727       $   98,123          $103,078         $ 99,056       $ 817,984
Savings                                         336,573          106,179                                            442,752
Time                                            306,962          419,430           226,928          204,073       1,157,393
Time in denominations of $100 or more            61,182           64,118            24,385           24,354         174,039
Short-term borrowings                           104,406            1,393                                            105,799
Long-term debt                                   35,004            5,014             6,978          134,892         181,888
---------------------------------------------------------------------------------------------------------------------------
Total                                        $1,361,854       $  694,257          $361,369         $462,375      $2,879,855
===========================================================================================================================
Interest Sensitivity Gap:
   Periodic                                  $  347,602       $(182,445)          $176,644         $167,523
   Cumulative                                                    165,157           341,801          509,324
Cumulative gap as a percentage of
   earning assets                                   10%               5%               10%              15%

agement of interest rate risk which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

   Susquehanna employs a variety of methods to monitor interest rate risk. Dividing assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at management's discretion--strategies are developed to minimize exposure to interest rate fluctuations . Management utilizes gap analysis to evaluate rate sensitivity at a given point in time. Table 14 illustrates Susquehanna's estimated interest rate

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


TABLE 15--Balance Sheet Shock Analysis
---------------------------------------------------------------------------------------------------------------------------
                                                                                         Base
At December 31, 1998                                                                  Present
Dollars in thousands                                         -2%            -1%         Value             1%            2%
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                $ 105,274      $ 105,274     $ 105,263      $ 105,252     $ 105,252
Short-term investments                                    76,023         76,015        76,015         76,015        76,007
Investment securities:
  Held-to-maturity                                        66,500         63,687        61,019         58,512        56,145
  Available-for-sale                                     920,668        898,579       873,086        848,377       823,930
Loans net of unearned income                           2,864,724      2,844,409     2,821,555      2,798,982     2,777,257
Other assets                                             211,278        211,278       211,278        211,278       211,278
--------------------------------------------------------------------------------------------------------------------------
Total assets                                          $4,244,467     $4,199,242    $4,148,216     $4,098,416    $4,049,869
==========================================================================================================================
Liabilities
Deposits:
  Non-interest-bearing                                 $ 406,706      $ 401,781     $ 397,174      $ 392,765     $ 390,779
  Interest-bearing                                     2,763,962      2,738,627     2,713,853      2,700,000     2,689,369
Short-term borrowings                                    137,615        137,615       137,601        137,587       137,587
Long-term debt                                           427,092        403,001       380,585        359,691       340,167
Other liabilities                                         57,630         50,132        41,538         33,060        24,740
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      3,793,005      3,731,156     3,670,751      3,623,103     3,582,642
Total economic equity                                    451,462        468,086       477,465        475,313       467,227
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $4,244,467     $4,199,242    $4,148,216     $4,098,416    $4,049,869
==========================================================================================================================
Economic equity ratio                                        11%            11%           12%            12%           12%
Value at risk                                         $ (26,003)      $ (9,379)            --      $ (2,152)    $ (10,238)
% value at risk                                              -5%            -2%            --            --            -2%
--------------------------------------------------------------------------------------------------------------------------

                                                                                         Base
                                                                                      Present
At December 31, 1997                                         -2%            -1%         Value             1%            2%
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                               $  102,714     $  102,705    $  102,702     $  102,695    $  102,692
Short-term investments                                    44,793         44,790        44,792         44,791        44,791
Investment securities:
  Held-to-maturity                                        89,760         86,816        83,983         81,293        78,720
  Available-for-sale                                     648,426        633,615       617,732        602,186       586,728
Loans net of unearned income                           2,698,224      2,677,753     2,655,996      2,634,691     2,613,610
Other assets                                             194,802        194,802       194,802        194,802       194,802
--------------------------------------------------------------------------------------------------------------------------
Total assets                                          $3,778,719     $3,740,481    $3,700,007     $3,660,458    $3,621,343
==========================================================================================================================
Liabilities
Deposits:
  Non-interest-bearing                                $  356,170     $  352,988    $  350,002     $  347,186    $  344,022
  Interest-bearing                                     2,650,227      2,623,748     2,597,900      2,573,251     2,549,267
Short-term borrowings                                    105,813        105,806       105,799        105,792       105,785
Long-term debt                                           201,902        192,191       183,112        174,620       166,672
Other liabilities                                         52,823         47,787        42,695         37,100        31,845
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      3,366,935      3,322,520     3,279,508      3,237,949     3,197,591
Total economic equity                                    411,784        417,961       420,499        422,509       423,752
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $3,778,719     $3,740,481    $3,700,007     $3,660,458    $3,621,343
==========================================================================================================================
Economic equity ratio                                        11%            11%           11%            12%           12%
Value at risk                                         $  (8,715)     $  (2,538)           --      $    2,010       $ 3,253
% value at risk                                              -2%            -1%           --             --             1%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


sensitivity and periodic and cumulative gap positions as calculated at December 31, 1998 and 1997. These estimates include anticipated paydowns on mortgage-backed securities and certain assumptions regarding core deposits. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset-sensitive institution will generally benefit from rising rates, and a liability-sensitive institution will generally benefit from declining rates. Susquehanna currently has a positive gap position (asset-sensitive) at one year and, therefore, would be negatively affected by a decline in interest rates. See Table 16 for the estimated net interest income effect of Susquehanna's positive gap position.

   In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report prepared for Susquehanna by independent third-party consultants based on information provided by Susquehanna which measures Susquehanna's exposure to interest rate risk. The model calculates the income effect and the present value of assets, liabilities, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The income effect and present value of each major cat-

TABLE 16--Net Interest Income Shock Analysis
--------------------------------------------------------------------------------------------------------------------------
                                                                                         Base
Dollars in thousands                                                                  Present
At December 31, 1998                                         -2%            -1%         Value             1%            2%
--------------------------------------------------------------------------------------------------------------------------
Interest income:
  Short-term investments                                $  1,749       $  2,363       $ 2,953       $  3,527      $  4,084
  Investments                                             58,682         60,368        61,563         62,728        63,859
  Loans and leases                                       208,072        224,732       240,851        256,884       272,859
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                    268,503        287,463       305,367        323,139       340,802
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand and savings                     24,992         33,241        40,438         47,469        55,223
  Time                                                    54,060         61,695        69,252         76,758        84,244
  Short-term borrowings                                    2,983          4,037         5,090          6,144         7,197
  Long-term debt                                          19,934         20,008        20,082         20,157        20,231
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                   101,969        118,981       134,862        150,528       166,895
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                     $166,534       $168,482      $170,505       $172,611      $173,907
==========================================================================================================================
Net interest income at risk                             $(3,971)       $(2,023)            --       $  2,106      $  3,402
% net interest income at risk                                -2%            -1%            --             1%            2%
--------------------------------------------------------------------------------------------------------------------------
                                                                                         Base
                                                                                      Present
At December 31, 1997                                         -2%            -1%         Value             1%            2%
--------------------------------------------------------------------------------------------------------------------------
Interest income:
  Short-term investments                                $  1,871       $  2,417      $  2,962       $  3,508      $  4,056
  Investments                                             40,210         41,265        42,188         43,086        43,938
  Loans and leases                                       203,668        219,208       234,362        249,428       264,403
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                    245,749        262,890       279,512        296,022       312,397
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand and savings                      5,506         15,065        24,484         33,766        42,914
  Time                                                    73,299         78,036        82,702         87,352        92,129
  Short-term borrowings                                    3,896          4,991         6,087          7,182         8,276
  Long-term debt                                          11,258         11,299        11,340         11,381        11,422
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                    93,959        109,391       124,613        139,681       154,741
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                     $151,790       $153,499      $154,899       $156,341      $157,656
==========================================================================================================================
Net interest income at risk                             $(3,109)       $(1,400)            --       $  1,442      $  2,757
% net interest income at risk                                -2%            -1%            --             1%            2%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


egory of financial instrument is calculated by the model using estimated cash flows based on prepayments, early withdrawals, and weighted average contractual rates and terms. For present value calculations, the model also considers discount rates for similar financial instruments. The resulting present value of longer-term fixed-rate financial instruments is more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

   A substantial portion of Susquehanna's loans and mortgage-backed securities are residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including, the current interest rate, the interest rate on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Since a significant portion of Susquehanna's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

   Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

   Susquehanna's loans and mortgage-backed securities are primarily indexed to national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of change in the different indices, resulting in disproportionate changes in the value of, and the net earnings generated from, Susquehanna's financial instruments. Each index is unique and is influenced by different external factors; therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

   Tables 15 and 16 reflect the estimated income effect and present value of assets, liabilities, and equity calculated using certain assumptions determined by Susquehanna as of December 31, 1998 and 1997, at current interest rates and at hypothetical higher and lower interest rates of one and two percent. As noted in Table 15, the economic equity at risk is only five percent at an interest rate change of minus two percent, while Table 16 discloses that net interest income at risk is only two percent at an interest rate change of minus two percent.

Capital Adequacy
Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and


TABLE 17--Capital Adequacy
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                               Tier I Capital           Total Capital              Leverage
                                                                    Ratio (A)               Ratio (B)             Ratio (C)
---------------------------------------------------------------------------------------------------------------------------
Required Ratio                                                        4.00%                   8.00%                 4.00%
Citizens National Bank of Southern Pennsylvania                      12.48                   13.57                  7.99
Equity Bank, N.A.                                                    11.25                   12.45                  7.39
Farmers First Bank                                                   12.25                   13.51                 10.53
Farmers & Merchants Bank and Trust                                   10.82                   11.93                  7.34
First American National Bank of Pennsylvania                         20.54                   21.53                 12.81
First National Trust Bank                                            11.50                   12.76                  8.12
Founders' Bank                                                        8.84                   10.08                  7.32
Susquehanna Bank                                                     10.85                   15.62                  7.11
Williamsport National Bank                                           16.50                   17.75                 11.29
Total Susquehanna                                                    12.24%                  15.28%                 8.83%
===========================================================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.
(C) Tier I capital dividend by average total assets less disallowed intangible assets.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

   Capital elements are segmented into two tiers. Tier 1 capital represents shareholders' equity reduced by excludable intangibles, while total capital represents Tier 1 capital plus certain allowable long-term debt, the portion of the allowance for loan losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities.

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

Year 2000 Readiness Disclosure

   The following section contains forward-looking statements which involve risks and uncertainties. Susquehanna's actual impact from the Year 2000 issue could materially differ from that which is anticipated in these forward-looking statements, as a result of certain factors identified below.

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

   Susquehanna's Year 2000 Action Plan has been categorized into five phases:
Awareness, Assessment, Renovation (testing), Validation, and Implementation. The initial focus within those phases has been on systems and vendors that are related to mission-critical business processes. Mission-critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. All other business processes were categorized as either significant or ancillary and have also been subject to Y2K remediation programs. As of December 31, 1998, the Awareness and Assessment phases for all business processes (mission-critical, significant and ancillary) were completed. The Renovation and Validation phases for all business processes (mission-critical, significant and ancillary) were substantially completed. The Implementation phase for all business processes (mission-critical, significant and ancillary) is expected to be substantially completed by the end of the first quarter of 1999.

   Susquehanna has initiated formal communications with all of its vendors and large commercial customers to determine the extent to which Susquehanna is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Susquehanna's estimated Year 2000 project costs include the costs and time associated with the impact of a third-party's Year 2000 Issue, and are based on presently available information.

   Vendors of services to Susquehanna were evaluated for Y2K compliancy. As of December 31, 1998, the evaluation of vendors has substantially been completed. All vendors evaluated have been determined to be Y2K compliant or alternative vendors have been designated. Y2K risk assessments of borrowers and depositors have been conducted. Identified risks are deemed to be nominal.

   Susquehanna believes that it will be Year 2000 ready before December 31, 1999, and testing to date has not revealed a need for business remediation contingency plans for core or other internal processing systems. Exposure to counter-parties and other directly related external vendors was deemed limited and required only nominal contingency planning, such as the designation of an alternative vendor. The greatest risk is believed to be through external parties that are not within Susquehanna's control. A significant electrical failure, for example, may require the company to limit or even eliminate services until power is restored. Backup records will be produced immediately prior to January 1, 2000, to assure an orderly resumption of business if major disruptions occur. Further, business resumption contingency planning is being done throughout the company in order to assure rapid and disciplined approaches to handling any unexpected occurrence.

    Susquehanna is utilizing both internal and external resources

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, Susquehanna is also converting all its major data processing systems, both hardware and software, to current Year 2000 compliant technology. Susquehanna plans to complete both the Year 2000 and systems conversion projects by March 31, 1999, for all critical systems. The total cost of the Year 2000 and systems conversion projects is estimated at $12 million. Of the total projects' cost, approximately $8 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $4 million will be expensed as incurred during 1998 and 1999. These costs are not expected to have a material effect on the results of operations of Susquehanna.

   The costs of the projects and the date on which Susquehanna plans to complete both the Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, new initiatives, if any, undertaken to assure compliancy, and information regarding externalities presently unknown.

   As a bank holding company, Susquehanna and its subsidiaries are subject to the regulation and oversight of various banking regulators. Their oversight includes the provision of specific timetables, programs, and guidance regarding Year 2000 issues. Regulatory examination of the holding company and its subsidiaries' Year 2000 program are conducted on a quarterly basis, and reports are submitted by Susquehanna to the regulators on a periodic basis.

Summary of 1997 Compared to 1996

   Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1997 and 1996. These transactions are described in the following paragraphs.

   In September 1996, Susquehanna's earnings were significantly affected by a one-time special charge assessed by the federal government to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. All U.S. banks and thrifts with deposits insured by SAIF were assessed a one-time charge of 65.7 cents per $100 of deposits. Susquehanna's assessment was $5.5 million before taxes. However, going forward, annual SAIF deposit insurance premiums for well-capitalized institutions will be reduced from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits, and in the year 2000, when the Bank Insurance Fund and the SAIF are expected to be combined, the annual premium will be reduced to 2.43 cents per $100 of deposits. These reductions result in a payback period of approximately four years to recover the one-time special assessment.

   On February 28, 1997, Susquehanna completed the acquisition of AI, a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date, and Susquehanna also completed the acquisition of FBC, a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Specific details as to the acquisitions have been previously discussed. However, please note that these transactions were accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI and FBC for all periods presented.

   On May 1, 1997, Susquehanna combined its three savings banks located in and around Baltimore, Maryland, into one savings bank, and there was a reduction in the work force. Consequently, Susquehanna recorded a pre-tax charge of $1.3 million in 1997 related to the severance. The annual pre-tax cost savings related to these reductions approximates $1.3 million.

   On July 31, 1997, Susquehanna acquired Founders'. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not material to Susquehanna's consolidated financial statements and, accordingly, Susquehanna's prior-period consolidated financial statements have not been restated for Founders'.

   Susquehanna's net income for the year ended December 31, 1997, increased to $42.1 million, or 29%, above 1996 net income of $32.7 million, which included the special one-time charge of $5.5 million assessed by the federal government to recapitalize the SAIF of the FDIC in the third quarter of 1996. Excluding the SAIF special charge, net income would have increased 17% from $36.0 million in 1996 to $42.1 million in 1997, due primarily to improved net interest income resulting from increased volume.

   Diluted earnings per common share were $1.18 in 1997 compared to $0.93 ($1.03 adjusted for the SAIF special charge) in 1996. Return on average assets and return on average equity increased from 0.97% and 10.24%, respectively, in 1996 to 1.19% and 12.27%, respectively, in 1997.

   For 1997, tangible net income, earnings per share, return on average assets, and return on average equity were $45.0 million, $1.27, 1.29% and 14.75%, respectively. Tangible net income, earnings per share, return on average assets, and return on average equity for 1996, excluding the SAIF special charge, were $38.8 million, $1.12, 1.16%, and 14.69%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

    The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                  Page Reference
                                                                  --------------

         Consolidated Balance Sheets at December 31, 1998 and 1997........... 41

         Consolidated Statements of Income for the years ended
         December 31, 1998, 1997, and 1996................................... 42

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997, and 1996................................... 43

         Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1998, 1997, and 1996............... 44

         Notes to Consolidated Financial Statements ......................... 45

         Report of Independent Accountants .................................. 61

         Summary of Quarterly Financial Data ................................ 62

--------------------------------------------------------------------------------
                                                   Consolidated Balance Sheets
--------------------------------------------------------------------------------
                 SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                          $ 105,263               $ 102,702
Short-term investments                                                              76,015                  44,792
Investment securities available-for-sale                                           873,086                 617,732
Investment securities held-to-maturity (Fair values of $61,019 and $83,983)         59,837                  83,102
Loans and leases, net of unearned income                                         2,773,550               2,643,553
Less: Allowance for loan and lease losses                                           35,171                  35,508
---------------------------------------------------------------------------------------------------------------------------
Net loans                                                                        2,738,379               2,608,045
---------------------------------------------------------------------------------------------------------------------------
Premises & equipment (net)                                                          53,173                  49,817
Accrued income receivable                                                           22,414                  23,121
Other assets                                                                       136,660                 125,365
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $4,064,827              $3,654,676
===========================================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                                            $ 422,573               $ 368,470
  Interest-bearing                                                               2,701,759               2,592,168
---------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                   3,124,332               2,960,638
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                              137,601                 105,799
Long-term debt                                                                     370,160                 181,888
Other liabilities                                                                   41,538                  42,695
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                3,673,631               3,291,020
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 18)
Stockholders' Equity
Preferred stock, $1.80 series A cumulative convertible (no par value)
  authorized 5,000,000 shares; issued and outstanding--none                             --                      --
Common stock, ($2.00 par value) authorized 100,000,000 and 32,000,000 shares, respectively; issued: 35,912,325 and 23,936,946 at December 31,
  1998 and 1997, respectively                                                       71,825                  47,874
Surplus                                                                             53,993                  77,575
Retained earnings                                                                  260,106                 234,569
Accumulated other comprehensive income net of taxes of $3,200 and
  $2,425 at December 31, 1998 and 1997, respectively                                 5,955                   3,793
Less: Treasury stock (55,014 and 30,454 common shares at cost at
  December 31, 1998 and 1997, respectively)                                            683                     155
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         391,196                 363,656
---------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders' equity                                        $4,064,827              $3,654,676
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
   Consolidated Statements Of Income
--------------------------------------------------------------------------------
                 SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                       1998                 1997                1996
--------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest & fees on loans and leases                                      $235,661             $228,266            $213,674
Interest on investment securities                                          53,104               41,843              44,347
Interest on short-term investments                                          4,001                3,943               4,164
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                     292,766              274,052             262,185
--------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits                                                      111,099              107,405             104,674
Interest on short-term borrowings                                           5,282                4,406               3,322
Interest on long-term debt                                                 22,195               10,849               9,156
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                    138,576              122,660             117,152
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       154,190              151,392             145,033
Provision for loan and lease losses                                         5,247                4,557               4,807
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses             148,943              146,835             140,226
--------------------------------------------------------------------------------------------------------------------------
Other Income
Service charges on deposit accounts                                         8,412                7,071               6,661
Other service charges, commissions, and fees                                4,122                3,673               2,523
Income from fiduciary-related activities                                    3,958                3,675               3,248
Gain on sale of mortgages                                                   4,923                2,820               3,349
Other operating income                                                      9,433                6,962               6,780
Investment security gains/(losses)                                             73                  173                 195
--------------------------------------------------------------------------------------------------------------------------
Total other income                                                         30,921               24,374              22,756
--------------------------------------------------------------------------------------------------------------------------
Other Expenses
Salaries and employee benefits                                             57,184               59,575              57,508
Net occupancy expense                                                       8,371                7,958               7,920
Furniture and equipment expense                                             7,452                5,753               5,735
FDIC insurance                                                                719                  751               7,180
Other operating expenses                                                   39,480               35,795              36,294
--------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                      113,206              109,832             114,637
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 66,658               61,377              48,345
Provision for income taxes                                                 21,084               19,315              15,638
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $ 45,574             $ 42,062            $ 32,707
==========================================================================================================================
Per share information:
  Basic earnings                                                           $ 1.27               $ 1.19              $ 0.94
  Diluted earnings                                                           1.26                 1.18                0.93
  Cash dividends                                                             0.57                 0.55                0.52
Average shares outstanding:
  Basic                                                                    35,859               35,413              34,934
  Diluted                                                                  36,179               35,628              35,012
==========================================================================================================================

Per share amounts adjusted for the three-for-two stock split.

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                        Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                  SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                   1998           1997          1996
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $     45,574   $     42,062   $    32,707
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, amortization and accretion                                              9,234         11,298        11,131
  Provision for loan and lease losses                                                   5,247          4,557         4,807
  Deferred taxes                                                                        4,543          4,641           227
  Loss on securities transactions                                                         (73)          (173)         (195)
  Gain on sale of loans                                                                (4,923)        (2,820)       (3,534)
  Gain on sale of other real estate                                                      (274)          (327)         (289)
  Mortgage loans originated for resale                                               (282,073)      (155,138)     (204,986)
  Sale of mortgage loans originated for resale                                        273,707        150,932       204,819
  Decrease/(increase) in accrued interest receivable                                      707           (684)         (516)
  Increase in accrued interest payable                                                    980          2,239           871
  (Decrease)/increase in accrued expenses and taxes payable                            (2,382)        (1,757)        2,584
  Other, net                                                                           (1,444)          (341)         (328)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              48,823         54,489        47,298
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from the sale of available-for-sale securities                                33,986         79,100        53,175
Proceeds from the maturity of investment securities                                   346,787        253,380       195,684
Purchase of available-for-sale securities                                            (611,524)      (298,156)     (168,934)
Purchase of held-to-maturity securities                                                    --         (1,373)      (26,423)
Increase in loans and leases                                                         (130,700)      (151,456)     (115,852)
Capital expenditures                                                                   (7,722)        (7,226)       (7,578)
Net cash and cash equivalents acquired/(paid) in acquisition                               --          3,579       (31,298)
Purchase of insurance products                                                         (9,438)       (50,000)           --
Other, net                                                                                 --            137           595
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (378,611)      (172,015)     (100,631)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in deposits                                                              163,694         11,183        19,110
Net increase/(decrease) in short-term borrowings                                       31,802         (2,518)       38,885
Proceeds from issuance of long-term debt                                              225,000         75,000        40,000
Repayment of long-term debt                                                           (36,728)       (17,355)      (18,366)
Proceeds from issuance of common stock                                                    551            619         5,945
Cash paid for treasury stock                                                             (742)            --            --
Dividends paid                                                                        (20,037)       (18,297)      (16,226)
Other, net                                                                                 32            (43)           --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             363,572         48,589        69,348
---------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                   33,784        (68,937)       16,015
Cash and cash equivalents at January 1                                                147,494        216,431       200,416
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                            $ 181,278   $    147,494   $   216,431
===========================================================================================================================
Cash and Cash Equivalents:
 Cash and due from banks                                                         $    105,263   $    102,702   $   113,292
 Short-term investments                                                                76,015         44,792       103,139
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                         $    181,278   $    147,494   $   216,431
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
          Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
                 SUSQUEHANNA BANKSHARES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1998, 1997, and 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                                Other
Dollars in thousands                                  Common                 Retained   Comprehensive Treasury       Total
  except per share data                                Stock     Surplus     Earnings          Income    Stock      Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                             $30,712    $ 80,766     $193,987         $ 3,334    $(323)   $308,476
Net income                                                                     32,707                               32,707
Change in unrealized gain on securities, net of
  taxes of $(1,395) and reclassification
  adjustment of $195                                                                           (2,644)              (2,644)
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                 32,707          (2,644)              30,063
Stock issued under employee benefit plans                 31         810                                   168       1,009
Stock issued in public offering                          390       4,546                                             4,936
Cash dividends declared:
  By pooled entities                                                             (826)                                (826)
  Per common share of $0.52                                                   (15,400)                             (15,400)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                            31,133      86,122      210,468             690     (155)    328,258
===========================================================================================================================
Net income                                                                     42,062                               42,062
Change in unrealized gain on securities,
  net of taxes of $1,974 and
  reclassification adjustment of $173                                                           3,297                3,297
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                 42,062           3,297               45,359
Stock issued under employee benefit plans                 50         569                                               619
Effect of three-for-two stock split                   15,570     (15,608)                                              (38)
Acquisition of Founders' Bank                          1,121       6,497          336            (194)               7,760
Cash paid for fractional shares of
  acquired entities                                                   (5)                                               (5)
Cash dividends declared:
  By pooled entities                                                             (598)                                (598)
  Per common share of $0.55                                                   (17,699)                             (17,699)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                            47,874      77,575      234,569           3,793     (155)    363,656
===========================================================================================================================
Net income                                                                     45,574                               45,574
Change in unrealized gain on securities,
  net of taxes of $775 and
  reclassification adjustment of $73                                                            2,162                2,162
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                 45,574           2,162               47,736
Stock issued under employee benefit plans                 12         325                                   214         551
Effect of three-for-two stock split                   23,939     (23,902)                                               37
Purchase of treasury stock                                                                                (742)       (742)
Cash paid for fractional shares of
  acquired entities                                                   (5)                                               (5)
Cash dividends declared:
  By pooled entities                                                             (752)                                (752)
  Per common share of $0.57                                                   (19,285)                             (19,285)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                           $71,825    $ 53,993     $260,106         $ 5,955    $(683)   $391,196
===========================================================================================================================

Dividends per share have been adjusted to reflect the three-for-two stock splits.

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

Dollars in thousands, except as noted and per share data)
--------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries ("Susquehanna") conform to generally accepted accounting principles and to general practices in the banking industry. The more significant policies follow: Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna Bancshares, Inc., and its wholly-owned subsidiaries: Farmers First Bank ("Farmers"), Farmers & Merchants Bank and Trust ("F&M"), First American National Bank of Pennsylvania ("FANB"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares East, Inc. and subsidiaries ("Susquehanna East"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South"), Susque-Bancshares Life Insurance Co. ("SBLIC"), and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), as of and for the years ended December 31, 1998, 1997, and 1996. All material intercompany transactions have been eliminated.

   Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a multifinancial institution holding company which operates eight commercial banks and one savings bank based upon the sound principles of supercommunity banking. These subsidiaries provide financial services from 134 branches located in central and south-central Pennsylvania, central and western Maryland, and southern New Jersey. In addition, Susquehanna operates two non-bank subsidiaries which provide leasing and insurance services. Susquehanna's primary source of revenue is derived from loans to customers who are predominately small- and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $34,101 and $35,530 at December 31, 1998 and 1997, respectively.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with original maturities of three months or less.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $137,596 in 1998, $120,421 in 1997, and $116,281 in 1996. Income taxes paid were $19,478 in 1998, $16,959 in 1997, and
$14,674 in 1996. Amounts transferred to other real estate owned were $8,408 in 1998, $5,516 in 1997, and $8,040 in 1996.

   On February 1, 1996, Susquehanna acquired Fairfax Financial Corporation, Baltimore, Md., for $62,725. At the time of the acquisition, loans acquired were $401,658, investment securities, $19,467, and deposits, $396,390.

   On July 30, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, Pa., using the pooling-of-interests method. Results of operations for Founders' prior to the acquisition were not material to Susquehanna's consolidated results and, therefore, prior periods were not restated.

Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 1998, or 1997. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of shareholders' equity.

   Securities classified as "available-for-sale" include investments management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Other Income in the Consolidated Statements of Income.

    Allowance for Loan and Lease Losses. The loan and lease loss provision charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan and lease portfolio. Loan and lease losses are charged directly against the allowance for loan and lease losses, and recoveries on previously charged-off loans and leases are added to the allowance.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principle or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans, are collectively evaluated for impairment. Only commercial loans exceeding $100 are individually evaluated for impairment. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

   Management performs periodic reviews of Susquehanna's loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

   Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principle is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectable, the portion deemed uncollectable is charged against the related valuation allowance and subsequent recoveries, if any, are credited to the valuation allowance.

Depreciable Assets. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: Buildings, 40 years; furniture and equipment, 3-20 years. Leasehold improvements are amortized over the shorter of the lease term, or 10-20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gain or loss on disposition is reflected in operations.

   Long-lived assets and certain intangible assets are evaluated for impairment by management on an ongoing basis. An impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

   Nonaccrual loans are those on which the accrual of interest has ceased, and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. Consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due, unless such loans are in the process of collection. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation.

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

   On April 15, 1998, Susquehanna announced a three-for-two stock split in the form of a 50% stock dividend on its common stock. The stock split was distributed on July 1, 1998, to common shareholders of record June 15, 1998. All share, per share and option data in these financial statements have been adjusted to give effect to the stock splits.

Consolidated Statements of Changes in Stockholders' Equity

--------------------------------------------------------------------------------
Common Shares Outstanding
--------------------------------------------------------------------------------
Balance, January 1, 1996                                             15,313,844
Stock issued under employee benefit plans                                37,344
Stock issued in public offering                                         195,000
--------------------------------------------------------------------------------
Balance, December 31, 1996                                           15,546,188
Stock issued under employee benefit plans                                24,997
Effect of three-for-two stock split                                   7,774,953
Acquisition of Founders' Bank                                           560,354
--------------------------------------------------------------------------------
Balance, December 31, 1997                                           23,906,492
Stock issued under employee benefit plans                                27,167
Effect of three-for-two stock split                                  11,956,652
Purchase of treasury stock                                              (33,000)
--------------------------------------------------------------------------------
Balance, December 31, 1998                                           35,857,311
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Recent Accounting Pronouncements. During 1998, Susquehanna adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses). SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $73, $173, and $195 for the years ended December 31, 1998, 1997, and 1996, respectively. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect Susquehanna's financial position or results of operations.

   The Financial Accounting Standards Board issued Statement of Financial Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") in 1997. SFAS 131 establishes standards for disclosures about products, services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has reviewed SFAS 131 and determined that Susquehanna has one qualifying segment, and, therefore, no additional disclosure is required.

   During 1998, Susquehanna also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises employers' disclosures about pensions and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous pronouncements.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June of 1998. SFAS 133 establishes standards for recording derivative financial instruments on the balance sheet at their fair value. This Statement requires changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management anticipates that the adoption of SFAS 133 will not have a material effect on Susquehanna's financial condition or results of operations.

   SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," requires that after a securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classifies the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management anticipates that this Statement will not have a material effect on Susquehanna's financial condition or results of operations.



--------------------------------------------------------------------------------
2. Completed Acquisitions

On December 16, 1998, Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("CBI"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued 2.048 shares of common stock to the shareholders of CBI for each of the 990,000 outstanding common shares of CBI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of CBI for all periods presented.

Previously reported information has been restated as follows:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                1997
---------------------------------------------------------------------------------------------------------------------------
                                                      Susquehanna                    CBI             Susquehanna
                                                      As Reported            As Reported                Restated
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $145,653                 $5,739                $151,392
Provision for loan and lease losses                         4,557                     --                   4,557
Other income                                               23,754                    620                  24,374
Other expense                                             106,028                  3,804                 109,832
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                                        58,822                  2,555                  61,377
Taxes                                                      18,620                    695                  19,315
---------------------------------------------------------------------------------------------------------------------------
Net income                                               $ 40,202                 $1,860                $ 42,062
===========================================================================================================================
Earnings per share: Basic                                $   1.20                                       $   1.19
                    Diluted                              $   1.20                                       $   1.18
Average shares outstanding: Basic                          33,386                  2,027                  35,413
                            Diluted                        33,495                  2,133                  35,628

---------------------------------------------------------------------------------------------------------------------------
                                                             1996
---------------------------------------------------------------------------------------------------------------------------
                                                      Susquehanna                    CBI             Susquehanna
                                                      As Reported            As Reported                Restated
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $139,599                 $5,434                $145,033
Provision for loan and lease losses                         4,807                     --                   4,807
Other income                                               22,223                    533                  22,756
Other expense                                             110,541                  4,096                 114,637
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                                        46,474                  1,871                  48,345
Taxes                                                      15,291                    347                  15,638
---------------------------------------------------------------------------------------------------------------------------
Net income                                               $ 31,183                 $1,524                $ 32,707
===========================================================================================================================
Earnings per share: Basic                                $   0.95                                       $   0.94
                    Diluted                              $   0.95                                       $   0.93
Average shares outstanding: Basic                          32,907                  2,027                  34,934
                            Diluted                        32,916                  2,096                  35,012

On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank ("FCB"), a Pennsylvania commercial bank with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 2.028 shares of common stock to the shareholders of FCB for each of the 520,393 outstanding common shares of FCB. The transaction will be accounted for under the pooling-of-interests method of accounting. No pro forma data has been disclosed because the transaction is not material to Susquehanna.

--------------------------------------------------------------------------------

3. Short-Term Investments

The book value of short-term investments and weighted average interest rates on December 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------
                                                 1998              1997
--------------------------------------------------------------------------------
                                            Book               Book
                                           Value    Rates     Value   Rates
--------------------------------------------------------------------------------
Interest-bearing deposits
  in other banks                         $17,926    4.69%   $15,543   5.55%
Federal funds sold                        44,435    4.75%    20,084   6.24%
Money market funds                        13,654    5.10%     9,165   5.17%
--------------------------------------------------------------------------------
Total                                    $76,015            $44,792
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 1998 and 1997, are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                        Gross          Gross         Gross
                                                    Amortized     Unrealized    Unrealized           Fair
At December 31, 1998                                     Cost          Gains        Losses          Value
---------------------------------------------------------------------------------------------------------------------------
Available-for-Sale
  U.S. Treasury                                      $ 65,284        $   897          $ --       $ 66,181
  U.S. Government agencies                            209,341          1,245           122        210,464
  State and municipal                                  64,017          1,506            76         65,447
  Corporate debt securities                            34,993            399            --         35,392
  Mortgage-backed securities                          462,126            851           327        462,650
  Equity securities                                    28,170          4,792            10         32,952
---------------------------------------------------------------------------------------------------------------------------
                                                     $863,931        $ 9,690          $535       $873,086
---------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
  U.S. Treasury                                      $    500        $    --          $ --       $    500
  State and municipal                                  55,810          1,155            --         56,965
  Corporate debt securities                                25             --            --             25
  Mortgage-backed securities                            3,502             27            --          3,529
---------------------------------------------------------------------------------------------------------------------------
                                                     $ 59,837        $ 1,182          $ --       $ 61,019
---------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                          $923,768        $10,872          $535       $934,105
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
At December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury                                      $118,972        $   692          $ 40       $119,624
  U.S. Government agencies                            251,794          1,183           247        252,730
  State and municipal                                  34,003            824             3         34,824
  Corporate debt securities                            72,136            549            13         72,672
  Mortgage-backed securities                          112,334            643           236        112,741
  Equity securities                                    22,275          2,868             2         25,141
---------------------------------------------------------------------------------------------------------------------------
                                                     $611,514        $ 6,759          $541       $617,732
---------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
  U.S. Treasury                                      $    750        $    --          $ --            750
  State and municipal                                  75,882            896            39         76,739
  Corporate debt securities                                50             --            --             50
  Mortgage-backed securities                            6,420             24            --          6,444
---------------------------------------------------------------------------------------------------------------------------
                                                     $ 83,102        $   920          $ 39       $ 83,983
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                          $694,616        $ 7,679          $580       $701,715
===========================================================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    At December 31, 1998 and 1997, investment securities with a carrying value of $289,186 and $308,109, respectively, were pledged to secure public funds and for other purposes as required by law.

    There were no investment securities whose ratings were less than investment grade at December 31, 1998 or 1997.

    The amortized cost and fair values of U.S. Treasury, government agency, state and municipal, and corporate debt and mortgage-backed securities, at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
--------------------------------------------------------------------------------
                                             Amortized          Fair
                                                  Cost         Value
--------------------------------------------------------------------------------
Securities Available-for-Sale:
  Within one year                             $115,218      $115,832
  After one year but within
    five years                                 317,682       320,636
  After five years but within
    ten years                                   75,986        76,483
  After ten years                              326,875       327,183
--------------------------------------------------------------------------------
                                               835,761       840,134
--------------------------------------------------------------------------------
Securities Held-to-Maturity:
  Within one year                             $ 25,191      $ 25,390
  After one year but within
    five years                                  28,785        29,422
  After five years but within
    ten years                                    2,414         2,576
  After ten years                                3,447         3,631
--------------------------------------------------------------------------------
                                                59,837        61,019
--------------------------------------------------------------------------------
Total debt securities                         $895,598      $901,153
================================================================================

    The gross realized gains and gross realized losses on investment securities transactions are summarized below. During 1998, 1997, and 1996, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.
--------------------------------------------------------------------------------
                      Available-for-Sale           Held-to-Maturity
--------------------------------------------------------------------------------
For the year ended December 31, 1998
--------------------------------------------------------------------------------
Gross gains                         $208                        $ 0
Gross losses                         133                          2
--------------------------------------------------------------------------------
Net gains                           $ 75                        $(2)
================================================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1997
--------------------------------------------------------------------------------
Gross gains                         $446                        $ 1
Gross losses                         271                          3
--------------------------------------------------------------------------------
Net gains                           $175                        $(2)
================================================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1996
--------------------------------------------------------------------------------
Gross gains                         $326                        $ 1
Gross losses                         130                          2
--------------------------------------------------------------------------------
Net gains                           $196                        $(1)
================================================================================
    Interest earned on investment securities for the years ended December 31 was as follows:
--------------------------------------------------------------------------------
                                     1998         1997          1996
--------------------------------------------------------------------------------
Taxable                           $47,706      $36,438       $38,309
Tax-advantaged                      5,398        5,405         6,038
--------------------------------------------------------------------------------
Total                             $53,104      $41,843       $44,347
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Loans and Leases

At December 31, loans and leases, net of unearned income ($26,293 at December 31, 1998, and $25,585 at December 31, 1997), were as follows:
--------------------------------------------------------------------------------
                                                  1998             1997
--------------------------------------------------------------------------------
Commercial, financial,
  and agricultural                          $  288,852       $  317,579
Real estate--construction                      250,835          225,971
Real estate--mortgage                        1,768,172        1,708,409
Consumer                                       344,007          327,172
Leases                                         121,684           64,422
--------------------------------------------------------------------------------
Total                                       $2,773,550       $2,643,553
================================================================================
    At December 31, 1998, commercial, financial, and agricultural loans included a $1.2 million, restructured loan. Susquehanna had no outstanding commitment to advance additional funds on this loan.

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

    The activity of loans to such persons whose balance exceeded $60 during 1998, 1997, and 1996 follows:
--------------------------------------------------------------------------------
                                    1998           1997           1996
--------------------------------------------------------------------------------
Balance--January 1               $26,779        $29,017        $34,466
Additions                         20,379         11,797         19,071
Deductions:
  Amounts collected               20,656         11,616         23,190
Other changes                         --         (2,419)        (1,330)
--------------------------------------------------------------------------------
Balance--December 31
  Current                        $26,502        $26,779        $29,017
================================================================================
    Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, and Maryland. Susquehanna has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans with the exception of housing developments.

    An analysis of impaired loans at December 31, 1998 and 1997, is presented as follows:
--------------------------------------------------------------------------------
                                                   1998          1997
--------------------------------------------------------------------------------
Impaired loans without a related
  reserve                                       $ 9,437       $11,359
Impaired loans with a reserve                     3,571         1,814
--------------------------------------------------------------------------------
Total impaired loans                            $13,008       $13,173
================================================================================
Reserve for impaired loans                      $   591       $   269
================================================================================
An analysis of impaired loans for the years ended December 31, 1998 and 1997, is presented as follows:
--------------------------------------------------------------------------------
                                                   1998          1997
--------------------------------------------------------------------------------
Average balance of impaired loans               $11,869       $13,871
Interest income on impaired loans
  (cash basis)                                      242           376

--------------------------------------------------------------------------------
6. Allowance for Loan and Lease Losses Changes in the allowance for loan losses were as follows:
--------------------------------------------------------------------------------
                                     1998          1997          1996
--------------------------------------------------------------------------------
Balance--January 1                $35,508       $34,757       $30,610
Allowance acquired in
  business combination                ---         1,460         4,229
Provision charged to
  operating expenses                5,247         4,557         4,807
--------------------------------------------------------------------------------
                                   40,755        40,774        39,646
--------------------------------------------------------------------------------
Charge-offs                        (6,954)       (6,628)       (6,553)
Recoveries                          1,370         1,362         1,664
--------------------------------------------------------------------------------
Net charge-offs                    (5,584)       (5,266)       (4,889)
--------------------------------------------------------------------------------
Balance--December 31              $35,171       $35,508       $34,757
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7. Premises and Equipment

Property, buildings, and equipment, at December 31, were as follows:
--------------------------------------------------------------------------------
                                                  1998           1997
--------------------------------------------------------------------------------
Land                                          $  8,045       $  8,049
Buildings                                       43,987         41,169
Furniture and equipment                         53,017         45,325
Leasehold improvements                           6,266          6,228
Land improvements                                1,148          1,532
--------------------------------------------------------------------------------
                                               112,463        102,303
--------------------------------------------------------------------------------
Less: Accumulated depreciation
  and amortization                              59,290         52,486
--------------------------------------------------------------------------------
                                              $ 53,173       $ 49,817
================================================================================
     Depreciation and amortization expense charged to operations amounted to $5,636 in 1998, $5,340 in 1997, and $4,969 in 1996.

     All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2011. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 1998, are as follows:
--------------------------------------------------------------------------------
                                                      Operating Leases
--------------------------------------------------------------------------------
1999                                                            $2,181
2000                                                             1,312
2001                                                             1,085
2002                                                               967
2003                                                               705
Subsequent years                                                 3,416
--------------------------------------------------------------------------------
                                                                $9,666
================================================================================
Total rent expense charged to operations amounted to $2,919 in 1998, $2,678 in 1997, and $2,384 in 1996.

--------------------------------------------------------------------------------
8. Deposits

Deposits at December 31 were as follows:
--------------------------------------------------------------------------------
                                                 1998             1997
--------------------------------------------------------------------------------
Non-interest-bearing:
  Demand                                   $  422,573       $  368,470
Interest-bearing:
  Interest-bearing demand                     960,696          817,984
  Savings                                     443,528          442,752
  Time                                      1,138,897        1,157,393
  Time of $100 or more                        158,638          174,039
--------------------------------------------------------------------------------
Total deposits                             $3,124,332       $2,960,638
================================================================================


--------------------------------------------------------------------------------
9. Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                      1998                                      1997
---------------------------------------------------------------------------------------------------------------------------------
                                                            Amount             Rate                    Amount             Rate
---------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements               $ 98,694            4.46%                  $ 83,827            4.88%
Treasury tax and loan notes                                  4,837            5.00                      9,472            4.92
Federal funds purchased                                      1,000            5.43                      8,500            7.25
Federal Home Loan Bank borrowings                           33,070            5.25                      4,000            6.01
---------------------------------------------------------------------------------------------------------------------------------
                                                          $137,601                                   $105,799
=================================================================================================================================

Under an agreement with the Federal Home Loan Bank, Susquehanna subsidiary banks and savings bank have a line of credit available to them totaling $685 million and $538 million, of which $308 million and $96 million was outstanding at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Long-Term Debt

Long-term debt at December 31 was as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                              1998                            1997
---------------------------------------------------------------------------------------------------------------------------
                                                                     Amount          Rate          Amount             Rate
---------------------------------------------------------------------------------------------------------------------------
Farmers:
  Installment note due June 2, 1999                                     $10         9.00%             $28            9.00%
  Federal Home Loan Bank borrowings due
    January 11, 2002                                                 10,000         5.60           35,000            5.87
  Federal Home Loan Bank borrowings due
    February 20, 2008                                                50,000         5.43              ---             ---
Farmers & Merchants:
  Federal Home Loan Bank borrowings due
    January 24, 2000                                                  8,750         5.14              ---             ---
  Federal Home Loan Bank borrowings due
    January 22, 2003                                                 26,250         5.69              ---             ---
SBLC:
  Term note due July 19, 1998                                            --           --            5,000            7.51
  Term note due July 19, 2003                                        10,000         6.09
Susquehanna East:
  Federal Home Loan Bank borrowings due
    June 15, 1999                                                     3,000         6.30            3,000            6.30
Susquehanna South:
  Federal Home Loan Bank borrowings due
    at various dates through 2018                                   176,638         5.55           53,340            5.63
  Federal Home Loan Bank term loan due
    September 1, 2014                                                   512         5.00              520            5.00
Susquehanna:
  Subordinate notes due February 2005                                50,000         9.00           50,000            9.00
  Senior notes due February 2003                                     35,000         6.30           35,000            6.30
---------------------------------------------------------------------------------------------------------------------------
                                                                   $370,160                      $181,888
===========================================================================================================================

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11. Income Taxes

The components of the provision for income taxes are as follows:
--------------------------------------------------------------------------------
                                                      1998       1997      1996
--------------------------------------------------------------------------------
Current                                            $17,109    $17,051   $15,411
Deferred                                             3,975      2,264       227
--------------------------------------------------------------------------------
Total                                              $21,084    $19,315   $15,638
================================================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

--------------------------------------------------------------------------------
                                                      1998       1997      1996
--------------------------------------------------------------------------------
Provision at statutory rates                       $23,330    $21,482   $16,921
Tax-advantaged income                               (3,044)    (2,910)   (3,165)
Other, net                                             798        743     1,882
--------------------------------------------------------------------------------
Total                                              $21,084    $19,315   $15,638
================================================================================

   Accounting for income tax requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The components of the net deferred tax asset as of December 31 were as follows:

--------------------------------------------------------------------------------
                                                      1998       1997      1996
--------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan losses                          $13,107    $12,729   $11,781
  Loan fee income                                     (404)       817     1,496
  Accrued pension expense                            1,314      1,473     1,644
  Deferred directors' fees                             811        760       744
  Deferred compensation                                108        177       180
  Nonaccrual loan interest                           1,073      1,065     1,514
  Core deposit intangible                               25        490      (179)
  Other assets                                       1,179      1,143     1,183
Deferred tax liabilities:
  FHLB stock dividends                                (395)      (395)     (330)
  Premises and equipment                            (2,146)    (2,158)   (1,699)
  Operating lease income, net                       (6,770)    (4,731)   (2,340)
  Purchase accounting                                  449       (519)     (819)
  Recapture of savings banks'
    bad debt reserve                                  (598)    (1,016)   (1,058)
  Unrealized investment
    gains and losses                                (3,200)    (2,425)     (451)
  Other liabilities                                 (2,194)      (301)     (319)
--------------------------------------------------------------------------------
Net deferred income tax assets                      $2,359     $7,109   $11,347
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

   Financial instruments with off-balance sheet risk at December 31, 1998 and 1997, are as follows:
--------------------------------------------------------------------------------
Contractual                                                     1998       1997
--------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
  credit risk:
    Standby letters of credit                               $ 33,117   $ 30,438
    Commitments to originate loans                            93,527     77,292
    Unused portion of home equity and credit card lines      174,653    167,543
    Other unused commitments, principally commercial
      lines of credit                                        366,674    343,595

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
13. Fair Value of Financial Instruments

Susquehanna's estimated fair value information about financial instruments is presented below. Some of this information is presented whether it is recognized in the Consolidated Balance Sheet or not, and if it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, Susquehanna's ability to actually realize these derived values cannot be assured.

   The estimated fair values disclosed herewith may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings, as well as certain financial instruments such as leases. Susquehanna also has several intangible assets which are not included in the fair value disclosures. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna.

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

   Short-Term Borrowings. The carrying amounts reported in the balance sheet represent a reasonable estimate of fair value since these liabilities mature in less than one year.

   Long-Term Debt. Fair values were based upon quoted rates of similar instruments, issued by banking companies with similar credit ratings.

   Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

   The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

---------------------------------------------------------------------------------------------------------------------------
                                                                     1998                           1997
---------------------------------------------------------------------------------------------------------------------------
                                                                          Estimated                      Estimated
                                                            Carrying           Fair        Carrying           Fair
                                                              Amount          Value          Amount          Value
---------------------------------------------------------------------------------------------------------------------------
Assets:
  Cash and due from banks                                 $  105,263     $  105,263      $  102,702     $  102,702
  Short-term investments                                      76,015         76,015          44,792         44,792
  Investment securities                                      932,923        934,105         700,834        701,715
  Loans, net of unearned income and allowance              2,618,020      2,699,606       2,544,748      2,582,251
Liabilities:
  Deposits                                                 3,124,332      3,135,655       2,960,638      2,969,833
  Short-term borrowings                                      137,601        137,601         105,799        105,799
  Long-term debt                                             370,160        383,583         181,888        186,720

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
14. Benefit Plans

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31 is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits                    Other Benefits
---------------------------------------------------------------------------------------------------------------------------
                                                             1998             1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                  $ 35,549         $ 31,760           $ 2,888           $ 3,441
  Service cost                                              1,529            1,959               116                92
  Interest cost                                             2,238            2,216               197               191
  Plan participants' contributions                             --               --                72                77
  Amendments                                               (3,936)              --               120                28
  Actuarial (gain)/loss                                     2,860             (234)               36              (775)
  Acquisitions                                              2,345            1,028                --                --
  Benefits paid                                              (980)          (1,180)             (178)             (166)
---------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                        $ 39,605         $ 35,549           $ 3,251           $ 2,888
---------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at beginning of year           $ 37,496         $ 30,517           $    --           $    --
  Actual return on plan assets                              2,734            5,582                --                --
  Acquisitions                                              3,789            1,222                --                --
  Employer contributions                                       --            1,355               106                89
  Plan participants' contributions                             --               --                72                77
  Benefits paid                                              (980)          (1,180)             (178)             (166)
---------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                 $ 43,039         $ 37,496           $    --           $    --
---------------------------------------------------------------------------------------------------------------------------
  Funded status                                          $  3,434         $  1,947           $(3,251)          $(2,888)
  Unrecognized net actuarial gain                          (4,363)          (7,109)             (722)             (794)
  Unrecognized prior service cost                          (2,861)             795               395               302
  Unrecognized transition asset                              (548)            (372)            1,590             1,703
---------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                     $ (4,338)        $ (4,739)          $(1,988)          $(1,677)
===========================================================================================================================
Components of Net Periodic Benefit Expense/(Income)
                                                            Pension Benefits                        Other Benefits
---------------------------------------------------------------------------------------------------------------------------
                                                     1998         1997         1996         1998          1997         1996
---------------------------------------------------------------------------------------------------------------------------
  Service cost                                    $ 1,529      $ 1,959      $ 2,411         $116          $ 92         $166
  Interest cost                                     2,238        2,216        2,264          197           191          243
  Expected return on plan assets                   (3,332)      (2,707)      (2,096)          --            --           --
  Amortization of prior service cost                 (279)         102          104           27            24           21
  Amortization of transition asset                    (67)         (86)         (86)         113           113          113
  Amortization of net actuarial gain                 (322)        (326)           4          (36)          (42)           4
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense/(income)             $  (233)     $ 1,158      $ 2,601         $417          $378         $547
===========================================================================================================================

Weighted-Average Assumptions at Year-End
  Discount rate                                      6.75%        7.25%        7.75%        6.75%         7.25%        7.75%
  Expected return on plan assets                     9.00%        9.00%        8.00%          --            --           --
  Rate of compensation increase                      4.50%        4.50%        5.00%        4.50%         4.50%        5.00%

   The plan assets were invested principally in U.S. Government securities and listed stocks and bonds including 30,697 and 29,531 shares of Susquehanna common stock at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,213 in 1998, $1,007 in 1997, and $889 in 1996.

   Susquehanna offers an Employee Stock Purchase Plan ("ESPP"), which allows employees to purchase Susquehanna common stock up to 3% of their salary at discount to the market price, through payroll deductions.

   Susquehanna implemented a nonqualified Equity Compensation Plan (the "Compensation Plan") in 1996 under which Susquehanna may grant options to its employees and directors for up to 1,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each option equals the market price of the company's stock on the date of grant. An option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. The option prices range from a low of $6.44 to a high of $24.75.

   On January 1, 1996, Susquehanna adopted SFAS 123, and, as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Compensation Plan. Accordingly, no compensation cost has been recognized for options granted under the Compensation Plan.

   For purposes of disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted below. Option data noted below has been adjusted for the three-for-two stock splits of 1998 and 1997. The pro forma effects on net income include both the Compensation Plan and the ESPP.

---------------------------------------------------------------------------------------------------------------------------
                                                               1998                   1997                    1996
---------------------------------------------------------------------------------------------------------------------------
                                                                   Weighted               Weighted                Weighted
                                                                    Average                Average                 Average
                                                                   Exercise               Exercise                Exercise
                                                         Shares       Price      Shares      Price      Shares       Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                        676,151      $12.22     566,523     $11.33     135,168      $ 7.43
Granted                                                 224,219       24.75     120,878      16.47     431,355       12.56
Exercised                                                 7,500       13.00      11,250      13.00          --          --
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                              892,870      $15.36     676,151     $12.22     566,523      $11.33
===========================================================================================================================
Outstanding at end of year:
  Granted prior to 1996                                 135,168      $ 7.43     135,168     $ 7.43     135,168      $ 7.43
  Granted 1996                                          412,605       12.54     420,105      12.55     431,355       12.56
  Granted 1997                                          120,878       16.47     120,878      16.47          --          --
  Granted 1998                                          224,219       24.75          --         --          --          --
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                              892,870      $15.36     676,151     $12.22     566,523      $11.33
===========================================================================================================================
Options exercisable at year-end:
  Granted prior to 1996                                 135,168       $7.43     135,168      $7.43     135,168       $7.43
  Granted 1996                                           73,317       10.39      80,817      10.63      92,067       10.92
  Granted 1997                                           73,629       15.85      73,629      15.85          --          --
  Granted 1998                                               --          --          --         --          --          --
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                         282,114      $10.40     289,614     $10.46     227,235      $ 8.84
===========================================================================================================================
Weighted average remaining contractual maturity
    of options outstanding at year-end:
  Granted prior to 1996                                 4 years
  Granted 1996                                          7 years
  Granted 1997                                          8 years
  Granted 1998                                          9 years
---------------------------------------------------------------------------------------------------------------------------
Total                                                   7 years

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                             1998                       1997                        1996
----------------------------------------------------------------------------------------------------------------------------------
                                                     Dollars     Per Share      Dollars     Per Share       Dollars     Per Share
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of
 options granted during the year                      $1,348         $6.01         $521         $4.31        $1,333         $3.09

Fair value disclosures pro forma effect on:
  Net income                                             484                        428                         291
  Basic earnings per share                                            0.01                       0.01                        0.01
  Diluted earnings per share                                          0.01                       0.01                        0.01
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value assumptions:
  Dividend yield                                         3.0%                       3.0%                        3.0%
  Expected volatility                                   22.0                       20.0                        20.0
  Risk-free interest rate                                5.5                        6.7                         6.6
  Expected term                                       7 years                    7 years                     7 years
----------------------------------------------------------------------------------------------------------------------------------

15. Susquehanna Bancshares, Inc.(Parent Only)
    Condensed Balance Sheets
--------------------------------------------------------------------------------
December 31                                                  1998          1997
--------------------------------------------------------------------------------
Assets
Cash in subsidiary bank                                  $    746      $    794
Short-term investments                                         62           665
Investment in consolidated subsidiaries at equity in
  net assets                                              465,560       436,879
Other investment securities                                 5,466        11,999
Premises and equipment (net)                                  215            96
Other assets                                               11,276         4,082
--------------------------------------------------------------------------------
Total assets                                             $483,325      $454,515
================================================================================
Liabilities
Long-term debt                                           $ 85,000      $ 85,000
Accrued taxes and expenses payable                          7,129         5,859
--------------------------------------------------------------------------------
Total liabilities                                          92,129        90,859
--------------------------------------------------------------------------------
Equity
Preferred stock (no par)                                       --            --
Common stock ($2 par value)                                71,825        47,874
Surplus                                                    53,993        77,575
Retained earnings                                         260,106       234,569
Accumulated other comprehensive income, net of taxes        5,955         3,793
Less: Treasury stock at cost                                  683           155
--------------------------------------------------------------------------------
Total stockholders' equity                                391,196       363,656
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $483,325      $454,515
================================================================================
--------------------------------------------------------------------------------
   Susquehanna Bancshares, Inc. (Parent Only)
   Condensed Statements of Income
--------------------------------------------------------------------------------
Year ended December 31                               1998       1997       1996
--------------------------------------------------------------------------------
Income
Dividends from subsidiaries                      $ 68,171    $28,537    $24,356
Interest and dividends on investment securities       231        191        546
Interest and management fee from subsidiaries       4,137      4,115      3,601
--------------------------------------------------------------------------------
Total income                                       72,539     32,843     28,503
--------------------------------------------------------------------------------
Expenses
Interest expense                                    6,864      6,861      6,684
Other expenses                                      4,036      4,096      3,097
--------------------------------------------------------------------------------
Total expenses                                     10,900     10,957      9,781
--------------------------------------------------------------------------------
Income before taxes, and equity in undistributed
  income of subsidiaries                           61,639     21,886     18,722
Income taxes                                          241       (386)        (2)
Equity in undistributed income of subsidiaries    (15,824)    19,790     13,983
--------------------------------------------------------------------------------
Net Income                                       $ 45,574    $42,062    $32,707
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Susquehanna Bancshares, Inc. (Parent Only)
Condensed Statements of Cash Flows
--------------------------------------------------------------------------------
Year ended December 31                             1998        1997        1996
--------------------------------------------------------------------------------
Operating Activities:
Net income                                     $ 45,574    $ 42,062    $ 32,707
Adjustment to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                   313         158         182
    Equity in undistributed income of
      subsidiaries and income of subsidiaries
      accrued not received                       15,824     (19,790)    (13,983)
    Increase in other assets                     (6,712)       (549)     (1,173)
    Increase/(decrease) in accrued expenses
      payable                                     1,271         602         (55)
    Other, net                                      960          29        (809)
--------------------------------------------------------------------------------
Net cash provided from operating activities      57,230      22,512      16,869
--------------------------------------------------------------------------------
Investing Activities:
Purchase of investment securities                    --      (8,489)    (29,987)
Proceeds from the sale/maturities of
  investment securities                           8,500          --      29,987
Net cash paid in acquisition                         --          --     (62,700)
Capital expenditures                               (179)        (72)        (24)
Net infusion of investment in subsidiaries      (46,006)     (1,200)     (9,400)
--------------------------------------------------------------------------------
Net cash used for investing activities          (37,685)     (9,761)    (72,124)
--------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt             --          --      35,000
Proceeds from issuance of common stock              551         619       5,945
Dividends paid                                  (20,037)    (18,297)    (16,226)
Cash paid for treasury stock                       (742)         --          --
Other, net                                           32         (43)         --
--------------------------------------------------------------------------------
Net cash (used for)/provided from financing
  activities                                    (20,196)    (17,721)     24,719
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents          (651)     (4,970)    (30,536)
Cash and cash equivalents at January 1            1,459       6,429      36,965
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31       $    808    $  1,459    $  6,429
================================================================================
Cash and cash equivalents:
  Cash in subsidiary bank                      $    746    $    794    $    603
  Short-term investments                             62         665       5,826
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31       $    808    $  1,459    $  6,429
================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the years ended below:

-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31                   1998                             1997                              1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Per Share                        Per Share                         Per Share
                                    Income    Shares     Amount      Income    Shares     Amount      Income     Shares     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common
  stockholders                     $45,574    35,859      $1.27     $42,062    35,413      $1.19     $32,707     34,934      $0.94

Effect of Diluted Securities:
Stock options outstanding                        320                              215                                78
-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings per Share:
Income available to common
  stockholders and assumed
  conversion                       $45,574    36,179      $1.26     $42,062    35,628      $1.18     $32,707     35,012      $0.93
===================================================================================================================================

--------------------------------------------------------------------------------
17. Regulatory Restrictions of Banking Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 1998, $21,646 is available for dividend distribution to Susquehanna in 1999 from its banking subsidiaries.

    Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $5,638 and $7,019 at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
18. Contingent Liabilities

Susquehanna is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against Susquehanna. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position, results of operations, and cash flows of Susquehanna, if disposed of unfavorably.

                          PriceWaterhouseCoopers LLP
                            One South Market Square
                          Harrisburg, PA  17101-9916
                           Telephone (717) 231-5900
                           Facsimile (717) 232-5672

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
 of Susquehanna Bancshares, Inc.
Lititz, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (Susquehanna) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Susquehanna's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

One South Market Square
Harrisburg, PA
January 26, 1999

--------------------------------------------------------------------------------
                                          Summary of Quarterly Financial Data
--------------------------------------------------------------------------------


The unaudited quarterly results of operations for the years ended December 31,
1998 and 1997, are as follows:
--------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                       1998                                      1997
--------------------------------------------------------------------------------------------------------------------------
Quarter Ended                              Dec 31    Sep 30     Jun 30    Mar 31      Dec 31    Sep 30    Jun 30    Mar 31
--------------------------------------------------------------------------------------------------------------------------
Interest income                           $73,430   $73,885    $73,638   $71,813     $70,971   $69,824   $67,575   $65,682
Interest expense                           34,650    35,178     34,900    33,848      32,463    31,527    29,653    29,017
--------------------------------------------------------------------------------------------------------------------------
Net interest income                        38,780    38,707     38,738    37,965      38,508    38,297    37,922    36,665
Provision for loan and lease losses         1,387     1,375      1,252     1,233       1,150       981     1,220     1,206
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses                37,393    37,332     37,486    36,732      37,358    37,316    36,702    35,459
--------------------------------------------------------------------------------------------------------------------------
Other income                                7,653     7,822      8,306     7,140       6,939     6,239     5,727     5,469
Other expenses                             28,022    28,359     28,929    27,896      27,390    27,204    28,553    26,685
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 17,024    16,795     16,863    15,976      16,907    16,351    13,876    14,243
Applicable income taxes                     5,249     5,361      5,533     4,941       5,425     5,161     4,395     4,334
--------------------------------------------------------------------------------------------------------------------------
Net income                                $11,775   $11,434    $11,330   $11,035     $11,482   $11,190   $ 9,481   $ 9,909
--------------------------------------------------------------------------------------------------------------------------
Earnings per common share: Basic          $  0.33   $  0.32    $  0.32   $  0.31     $  0.32   $  0.31   $  0.27   $  0.28
                           Diluted           0.33      0.32       0.31      0.30        0.32      0.31      0.27      0.28

--------------------------------------------------------------------------------
                     Market for Susquehanna Capital Stock
--------------------------------------------------------------------------------


Since November 5, 1985, Susquehanna common stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 1998 and 1997.

---------------------------------------------------------------------------------------------------------------------------
                                                   1998                                        1997
---------------------------------------------------------------------------------------------------------------------------
                                                          Quarterly                                   Quarterly
                                  Market Price             Dividend            Market Price            Dividend
---------------------------------------------------------------------------------------------------------------------------
First Quarter                    $26.00-$21.67                $0.14           $17.55-$14.33               $0.13
Second Quarter                   $26.08-$22.67                $0.14           $18.55-$14.45               $0.13
Third Quarter                    $26.75-$17.88                $0.14           $21.17-$17.25               $0.14
Fourth Quarter                   $22.75-$15.50                $0.15           $25.92-$17.67               $0.14

Common stock prices and dividends have been adjusted to reflect Susquehanna's three-for-two stock splits of 1998 and 1997.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   --------------------------------------------------------------------

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

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of Susquehanna.
-------     -----------------------------------------------

       The information required by this Item will be included in Susquehanna's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") in the Election of Directors-Biographical Summaries of Nominees and Continuing Directors section and in the Additional Information section, each of which sections is incorporated herein by reference, and in Part I of this Form 10-K under the heading "Executive Officers of Susquehanna."

Item 11.    Executive Compensation
-------     ----------------------

       The information required by this Item will be included in the 1999 Proxy Statement in the Directors' Compensation section and in the Executive Compensation section, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
-------     --------------------------------------------------------------

       The information required by this Item will be included in the 1999 Proxy Statement in the Beneficial Ownership of Stock section, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
-------     ----------------------------------------------

       The information required by this Item will be included in the 1999 Proxy Statement in the Business Relationships; Related Transactions and Certain Legal Proceedings section, and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------   --------------------------------------------------------------

(a) The following documents are filed as part of this report:

     (1) Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

     (2)  Financial Statement Schedules.  Not Applicable.

     (3)  Exhibits. A list of the Exhibits to this Form 10-K is set forth on the
          Exhibit Index immediately preceding such exhibits.

(b) Report on Form 8-K.

     (1) Susquehanna filed a Current Report on form 8-K, dated December 16, 1998, to report the consummation of the transactions contemplated in the Agreement and Plan of Affiliation dated April 13, 1998, between and among Susquehanna, Susquehanna Bancshares West, Inc., Cardinal Bancorp, Inc. and the First American National Bank of Pennsylvania, filed pursuant to Item 5.

(c) Exhibits. The exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K are filed herewith or incorporated by reference.

(d) Financial Statement Schedule.  None Required.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUSQUEHANNA BANCSHARES, INC.


                                            By:  /s/ Robert S. Bolinger
                                               ---------------------------
                                                 Robert S. Bolinger, President
Dated:  March 17, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date
---------                     -----                        ----


/s/ Robert S. Bolinger        President, Chief Executive   March 17, 1999
--------------------------    Officer and Director
(Robert S. Bolinger)

/s/ Drew K. Hostetter         Vice President, Treasurer    March 17, 1999
--------------------------    and Chief Financial Officer
(Drew K. Hostetter)

/s/ Richard M. Cloney         Vice President, Secretary    March 18, 1999
--------------------------    and Director
(Richard M. Cloney)

/s/ James G. Apple            Director                     March 17, 1999
--------------------------
(James G. Apple)

/s/ Trudy B. Cunningham       Director                     March 18, 1999
--------------------------
(Trudy B. Cunningham)

/s/ John M. Denlinger         Director                     March 17, 1999
--------------------------
(John M. Denlinger)

/s/ Owen O. Freeman, Jr.      Director                     March 17, 1999
--------------------------
(Owen O. Freeman, Jr.)

/s/ Henry H. Gibbel           Director                     March 17, 1999
--------------------------
(Henry H. Gibbel)

/s/ Marley R. Gross           Director                     March 17, 1999
--------------------------
(Marley R. Gross)

/s/ T. Max Hall               Director                     March 17, 1999
--------------------------
(T. Max Hall)

/s/ Edward W. Helfrick        Director                     March 17, 1999
--------------------------
(Edward W. Helfrick)

                      SECURITIES AND EXCHANGE COMMISSION

                         SUSQUEHANNA BANCSHARES, INC.
                         Form 10-K, December 31, 1998

                            [SIGNATURES CONTINUED]


Signature                     Title                        Date
---------                     -----                        ----


/s/ C. William Hetzer, Jr.    Director                     March 17, 1999
----------------------------
(C. William Hetzer, Jr.)

/s/ George J. Morgan          Director                     March 17, 1999
----------------------------
 (George J. Morgan)

/s/ Clyde R. Morris           Director                     March 17, 1999
----------------------------
(Clyde R. Morris)

/s/ Raymond M. O'Connell      Director                     March 22, 1999
----------------------------
(Raymond M. O'Connell)

                              Director                     March ___, 1999
----------------------------
(Robert C. Reymer, Jr.)

/s/ Roger V. Wiest            Director                     March 17, 1999
----------------------------
(Roger V. Wiest)


                            [END OF SIGNATURE PAGES]

                                 EXHIBIT INDEX


Exhibit Numbers    Description and Method of Filing
---------------    --------------------------------

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Incorporated by reference to Appendices C and D to Susquehanna's Joint Proxy Statement/Prospectus on Susquehanna's Registration Statement on Form S-4, Registration No. 333-58373.

     (3)  (i)   Articles of Incorporation. Incorporated by reference to
                Attachment E to Susquehanna's Joint Proxy Statement/Prospectus on Susquehanna's Registration Statement on Form S-4,
                Registration No. 33-13276 and to Exhibit 3.3 of Susquehanna's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998.

          (ii) By-laws. Incorporated by reference to Exhibit (3)(b) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna's Common Stock and the rights of Susquehanna's note holders are contained in the following documents or instruments, which are incorporated herein by reference.

          (i) Articles of Incorporation. Incorporated by reference to Attachment E to Susquehanna's Joint Proxy Statement/Prospectus on Susquehanna's Registration Statement on Form S-4, Registration No. 33-76319 and to Exhibit 3.3 of Susquehanna's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

          (ii) By-laws. Incorporated by reference to Exhibit (3)(b) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          (iii) Form of Subordinated Note/Indenture incorporated by reference to Susquehanna's Registration Statement on Form S-3, Registration No. 33-87624, to which it was attached as an exhibit.

     (9)  Voting trust agreement.  Not Applicable

     (10) Material Contracts. Susquehanna's Executive Deferred Income Plan, effective January 1, 1999, is filed herewith as Exhibit 10. Susquehanna's Performance Award Plan as amended in 1995, is incorporated by reference to Exhibit (a)(10) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Equity Compensation Plan, as adopted in 1996, is incorporated by reference to Exhibit (a)(10) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     (99) Additional Exhibits.  Not Applicable.