Form 10-Q
period 1999-03-31
SUSQUEHANNA BANCSHARES INC
filed 1999-05-12
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

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

As of May 3, 1999, the Registrant had 36,937,459 shares of common stock outstanding.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                                            SEQUENTIAL
                                                                                               PAGE
                                                                                            REFERENCE
PART I.             FINANCIAL INFORMATION                                                       3

Item 1.   FINANCIAL STATEMENTS                                                                  3

          Consolidated Balance Sheets - as of March 31, 1999 and 1998, and
               December 31,1998                                                                 3

          Consolidated Statements of Income - for the three months ended
               March 31, 1999 and 1998                                                          4

          Consolidated Statements of Cash Flow - for the three months
               ended March 31, 1999 and 1998                                                    5

          Notes to Consolidated Financial Statements                                            6-8


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
               FINANCIAL CONDITION                                                              9-16

PART II.       OTHER INFORMATION                                                                17

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                 17

               SIGNATURES                                                                       17

               EXHIBIT INDEX                                                                    18

PART I. FINANCIAL INFORMATION
      Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        MARCH 31       December 31     March 31
(Dollars in thousands)                                                                   1999             1998           1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                $   97,233      $  113,210    $  111,845
Short-term investments                                                                     57,003          83,063       136,666
Investment securities available for sale                                                  900,379         891,907       783,304
Investment securities held to maturity                                                     54,014          59,837        77,279
      (Fair values of $55,071; $61,019; and $78,295)
Loans and leases, net of unearned income                                                2,827,845       2,847,185     2,708,763
Less: Allowance for loan and lease losses                                                  36,560          36,158        36,273
------------------------------------------------------------------------------------------------------------------------------------
      Net loans and leases                                                              2,791,285       2,811,027     2,672,490
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment (net)                                                               55,707          55,566        53,025
Accrued income receivable                                                                  22,312          22,774        24,149
Other assets                                                                              145,592         138,642       124,623
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                     $4,123,525      $4,176,026    $3,983,381
------------------------------------------------------------------------------------------------------------------------------------



LIABILITIES
Deposits:
      Demand                                                                           $  414,606      $  433,133    $  400,729
      Interest-bearing demand                                                             984,858         997,718       879,479
      Savings                                                                             456,353         448,865       462,618
      Time                                                                              1,149,896       1,166,002     1,205,977
      Time of $100 or more                                                                170,451         171,161       160,433
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                3,176,164       3,216,879     3,109,236
------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                     107,814         137,601        85,895
Long-term debt                                                                            391,538         375,576       361,646
Accrued interest, taxes, and expenses payable                                              30,104          31,522        31,601
Other liabilities                                                                          11,979          12,367        13,094
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                             3,717,599       3,773,945     3,601,472
------------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
      Common stock
          Authorized: 100,000,000; 100,000,000; and 32,000,000 shares,
               ($2.00 par value), respectively
          Issued:   36,967,572; 36,967,572; and 24,622,429, respectively                   73,935          73,935        49,245
      Surplus                                                                              61,644          61,882        85,948
      Retained earnings                                                                   267,270         261,043       242,229
      Accumulated other comprehensive income, net of taxes of $1,913;
          $3,225 and $2,604, respectively                                                   3,525           6,004         4,742
      Less: Treasury stock, (30,113; 65,050; and 37,204
               common shares at cost, respectively)                                           448             783           255
------------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                      405,926         402,081       381,909
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $4,123,525      $4,176,026    $$3,983,381
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                                      March 31
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share)                                                      1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                                        $58,804              $59,761
Interest on investment securities: Taxable                                                    12,418               11,456
                                               Tax-exempt                                      1,435                1,338
Interest on short-term investments                                                               804                1,306
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                                 73,461               73,861
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                                                7,200                7,071
        Savings                                                                                2,154                2,733
        Time                                                                                  17,595               18,912
Interest on short-term borrowings                                                              1,247                1,257
Interest on long-term debt                                                                     5,935                4,964
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                                34,131               34,937
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                           39,330               38,924
Provision for loan and lease losses                                                            1,424                1,269
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                                 37,906               37,655
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                            2,250                1,938
Other service charges, commissions, fees                                                         996                1,048
Income from fiduciary-related activities                                                         759                  861
Gain on sale of mortgages                                                                      1,010                1,065
Other operating income                                                                         2,319                2,261
Investment security gains/(losses)                                                                (1)                  33
------------------------------------------------------------------------------------------------------------------------------------

        Total other income                                                                     7,333                7,206
------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                                                13,140               14,634
Net occupancy expense                                                                          2,253                2,153
Furniture and equipment expense                                                                1,904                1,676
Amortization of intangible assets                                                              1,014                1,061
Other operating expenses                                                                       9,808                9,124
------------------------------------------------------------------------------------------------------------------------------------

        Total other expenses                                                                  28,119               28,648
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                    17,120               16,213
Provision for income taxes                                                                     5,350                5,002
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                   $11,770              $11,211
------------------------------------------------------------------------------------------------------------------------------------

Per share information:
        Basic earnings                                                                         $0.32                $0.30
        Diluted earnings                                                                       $0.32                $0.30
        Cash dividends                                                                         $0.15                $0.14
Average shares outstanding: Basic                                                             36,942               36,852
                                        Diluted                                               37,180               37,193
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended March 31
(Dollars in thousands)                                                                                  1999              1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                                   $ 11,770           $ 11,211
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                                  9,482              2,795
              Provision for loan and lease losses                                                       1,424              1,269
              (Loss)/gain on securities transactions                                                        1                (29)
              Gain on sale of loans                                                                    (1,010)            (1,065)
              (Loss)/gain on sale of other real estate owned                                               11                (92)
              Mortgage loans originated for resale                                                    (50,144)           (68,122)
              Sale of mortgage loans originated for resale                                             54,770             56,455
              (Decrease)/increase in accrued interest receivable                                          462               (677)
              decrease in accrued interest payable                                                     (2,519)              (932)
              Increase in accrued expenses and taxes payable                                            1,101                852
              Other, net                                                                               (7,331)             3,298
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              18,017              4,963
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                                             -             24,784
        Proceeds from the maturity of investment securities                                            80,870             77,903
        Purchase of available-for-sale securities                                                     (88,539)          (238,346)
        Net increase in loans and leases                                                               12,262             15,434
        Capital expenditures                                                                           (4,661)            (2,950)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED FOR)/PROVIDED FROM INVESTING ACTIVITIES                                                    (68)          (123,175)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net (decrease)/increase in deposits                                                           (40,715)            67,769
        Net decrease in short-term borrowings                                                         (29,787)           (28,327)
        Proceeds from issuance of long-term debt                                                       16,305            200,000
        Repayment of long-term debt                                                                      (343)           (27,313)
        Proceeds from issuance of common stock                                                            384                869
        Cash paid for treasury stock                                                                     (287)                 -
        Dividends paid                                                                                 (5,543)            (4,993)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM/(USED FOR) FINANCING ACTIVITIES                                                (59,986)           208,005
--------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                                  (42,037)            89,793
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                                196,273            158,718
--------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT DECEMBER 31                                                             $154,236           $248,511
--------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS:
        Cash and due from banks                                                                       $97,233           $111,845
        Short-term investments                                                                         57,003            136,666
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                                                             $154,236           $248,511
--------------------------------------------------------------------------------------------------------------------------------

        Interest paid on deposits, short-term borrowings, and long-term debt was $36,650 in 1999, and $39,758 in 1998. Income taxes paid were $284 in 1999 and
$1,053 in 1998. Amounts transferred to other real estate owned were $2,440 in 1999, and $1,837 in 1998.
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  ACCUMULATED
                                                                                                                     OTHER
                                                                           COMMON                   RETAINED      COMPREHENSIVE
Three Month Periods Ended March 31                                          STOCK       SURPLUS     EARNINGS         INCOME
--------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1998                                                  $49,128        $85,196       $236,012          $3,825
     Comprehensive income:
        Net income                                                                                        11,211
        Change in unrealized gain/(loss) on securities, net of
           taxes of $494 and reclassification adjustment of $33                                                              917
--------------------------------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                                     11,211             917
     Common stock issued under
        employee benefit plans                                                 117            752
     Cash dividends paid:
        By pooled entities                                                                                  (253)
        Per common share of $0.14                                                                         (4,741)
--------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1998                                                   $49,245        $85,948       $242,229          $4,742
--------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1999                                                  $73,935        $61,882       $261,043          $6,004
     Comprehensive income:
        Net income                                                                                        11,770
        Change in unrealized gain/(loss) on securities, net of
           taxes of ($1,312) and reclassification adjustment of ($1)                                                      (2,479)
--------------------------------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                                     11,770          (2,479)
     Common stock issued under
        employee benefit plans                                                               (238)
     Purchase/conversion of treasury stock
     Cash dividends paid:
        Per common share of $0.15                                                                         (5,543)
--------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                                                   $73,935        $61,644       $267,270          $3,525
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

                                                                           TREASURY               TOTAL
Three Month Periods Ended March 31                                           STOCK               EQUITY
--------------------------------------------------------------------------------------------------------
Balance - January 1, 1998                                                    ($255)             $373,906
     Comprehensive income:
        Net income                                                                                11,211
        Change in unrealized gain/(loss) on securities, net of
           taxes of $494 and reclassification adjustment of $33                                      917
--------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                             12,128
     Common stock issued under
        employee benefit plans                                                                       869
     Cash dividends paid:
        By pooled entities                                                                          (253)
        Per common share of $0.14                                                                 (4,741)
--------------------------------------------------------------------------------------------------------
Balance - March 31, 1998                                                     ($255)             $381,909
--------------------------------------------------------------------------------------------------------

Balance - January 1, 1999                                                    ($783)             $402,081
     Comprehensive income:
        Net income                                                                                11,770
        Change in unrealized gain/(loss) on securities, net of
           taxes of ($1,312) and reclassification adjustment of ($1)                              (2,479)
--------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                              9,291
     Common stock issued under
        employee benefit plans                                                 622                   384
     Purchase/conversion of treasury stock                                    (287)                 (287)
     Cash dividends paid:
        Per common share of $0.15                                                                 (5,543)
--------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                                                     ($448)             $405,926
--------------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 1999 and 1998.
     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 45 through 47 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
--------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
--------------------------------------------------------------------------------

                                                                                    MARCH 31, 1999            DECEMEBER 31, 1998
                                                                            ---------------------------   --------------------------
                                                                            AMORTIZED COST   FAIR VALUE  AMORTIZED COST   FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                                             $   58,224        $  58,791  $   67,043       $   67,954
   U.S. Government agencies                                                    246,619          246,245     214,841          215,967
   State & municipal                                                            71,059           72,492      70,417           71,990
   Mortgage-backed                                                             464,191          463,580     466,005          466,534
   Corporates                                                                   24,911           25,113      34,993           35,392
   Equities                                                                     29,937           34,158      29,379           34,070
------------------------------------------------------------------------------------------------------------------------------------
                                                                               894,941          900,379     882,678          891,907
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Treasury                                                             $        0        $       0  $      500       $      500
   State & municipal                                                            50,947           51,972      55,810           56,965
   Mortgage-backed                                                               3,042            3,074       3,502            3,529
   Corporates                                                                       25               25          25               25
------------------------------------------------------------------------------------------------------------------------------------
                                                                                54,014           55,071      59,837           61,019
------------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                                         $  948,955       $  955,450  $  942,515       $  952,926
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 1999 and December 31,
1998, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,                   December 31,
                                                                                1999                         1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                     $  296,428                   $  301,385
Real estate - construction                                                     242,307                      256,451
Real estate - mortgage                                                       1,806,428                    1,821,485
Consumer                                                                       356,269                      346,180
Leases                                                                         126,413                      121,684
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                              $2,827,845                   $2,847,185
------------------------------------------------------------------------------------------------------------------------------------

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of March 31, 1999 and December 31, 1998, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,                   December 31,
                                                                                1999                         1998
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                    $    7,125                   $    9,437
Impaired loans with a reserve                                                    2,614                        3,571
------------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                                $    9,739                   $   13,008
------------------------------------------------------------------------------------------------------------------------------------
Reserve for impaired loans                                                  $      522                   $      591
------------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three months periods ended March 31, 1 and 1998 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1999                         1998
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                           $   10,103                   $   13,100
Interest income on impaired loans (cash-basis)                                      19                           34

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
Short-term borrowings at March 31, 1999 and December 31, 1998, were as follows:
--------------------------------------------------------------------------------

                                                                              MARCH 31,                         December 31,
                                                                                1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                  $ 87,908                          $ 98,694
Federal Home Loan Bank borrowings                                              16,965                            33,070
Treasury tax and loan notes                                                     2,941                             4,837
Federal funds purchased                                                            --                             1,000
------------------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                          $107,814                          $137,601
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 1999 and December 31, 1998, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,                       December 31,
                                                                                1999                             1998
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
        FHLB advances in varying maturities through July, 2011               $296,020                          $280,054
        Term note due July, 2003                                               10,000                           10,000
        Term loan note due September, 2014                                        518                              512
        Installment note due June, 1999                                            --                               10
Parent:
        Senior notes due February, 2003                                        35,000                           35,000
        Subordinated notes due February, 2005                                  50,000                           50,000
------------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt                                                 $391,538                         $375,576
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
--------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended March 31, 1999 and 1998:
--------------------------------------------------------------------------------

                                                                   1999                                        1998
                                               ----------------------------------------      ---------------------------------------
                                                                            Per Share                                     Per Share
                                                  Income         Shares        Amount           Income        Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders          $  11,770       36,942      $   0.32         $11,211           36,852      $0.30
Effect of Diluted Securities:
Incentive stock options outstanding                                 238                                            341
                                                            -----------                                     ----------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                     $  11,770       37,180      $   0.32         $11,211           37,193      $0.30
------------------------------------------------------------------------------------------------------------------------------------

COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------
     On December 16, 1998, Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("CBI"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued
2.048 shares of common stock to the shareholders of CBI for each of the 990,000 outstanding common shares of CBI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of CBI for all periods presented.
     On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank ("FCB"), a Pennsylvania commercial bank with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 2.028 shares of common stock to the shareholders of FCB for each of the 520,393 outstanding common shares of FCB. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FCB for all periods presented.
     Previously reported information has been restated as follows:

                                                               Three Months Ended March 31, 1998
------------------------------------------------------------------------------------------------------------
                                                Susquehanna          CBI              FCB        Susquehanna
                                                As Reported      As Reported      As Reported       Restated
------------------------------------------------------------------------------------------------------------
Net interest income                             $36,494            $1,471           $959            $38,924
Provision for loan and lease losses               1,233               ---             36              1,269
Other income                                      6,931               209             66              7,206
Other expense                                    26,827             1,069            752             28,648
------------------------------------------------------------------------------------------------------------
Income before taxes                              15,365               611            237             16,213
Taxes                                             4,761               180             61              5,002
------------------------------------------------------------------------------------------------------------
Net income                                      $10,604              $431           $176            $11,211
------------------------------------------------------------------------------------------------------------

Earnings per share:              Basic            $0.31                                               $0.30
                                 Diluted          $0.31                                               $0.30
Average shares outstanding:      Basic           33,833             2,027            992             36,852
                                 Diluted         34,043             2,158            992             37,193

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

     On December 16, 1998, Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("Cardinal"), a Pennsylvania bank holding company. On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank, ("First Capitol"), a Pennsylvania state-chartered bank. Since these transactions were accounted for under the pooling-of-interests method of accounting, all financial results reported include Cardinal and First Capitol.

                                EARNINGS SUMMARY
                                ----------------

     Susquehanna's net income for the first quarter of 1999 was $11.8 million, a 5% increase over the net income of $11.2 million reported in the first quarter
of 1998.    Increased net interest income and fee income and a modest decline in other expenses enhanced Susquehanna's earnings performance.

     Diluted earnings per share ("EPS") were $0.32 per share for the first quarter of 1999 compared with $0.30 per share in the first quarter of 1998. Return on average assets ("ROA") and return on average equity ("ROE") decreased from 1.17% and 12.07%, respectively, in the first quarter of 1998 to 1.16% and 11.89%, respectively, in the first quarter of 1998. For the first quarter of 1999, tangible EPS, ROA and ROE were $0.34, 1.25%, and 13.85%, respectively.

     Total assets at March 31, 1999 of $4.1 billion were $140 million higher than one year ago. Loans totaled $2.8 billion at March 31, 1999, compared to $2.7 billion at March 31, 1998, and deposits were $3.2 billion at March 31, 1999, compared to $3.1 billion at March 31, 1998. Equity capital was $406 million at March 31, 1999, or $10.99 per share, compared to $382 million, or $10.36 per share, at March 31, 1998.

                              NET INTEREST INCOME
                              -------------------

     The major source of operating revenues is net interest income, which rose to a level of $39.3 million in the first quarter of 1999 compared to $38.9 million for the same period in 1998. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required supporting earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 84% for the quarters ended March 31, 1999 and 1998.

     Net interest income increased $0.4 million during the first quarter of 1999 compared to the first quarter of 1998. This improvement was due to an increase in average earning assets of $212 million offset by a decline in the net interest margin from 4.49% in 1998 to 4.28% in 1999. This decline in margin was due to a 50 basis point drop in earning asset yield which was partially offset by a 35 basis point drop in the cost of funds. The drop in earning asset yield was greater because of asset prepayments, the difference in the timing of maturities and repricing, and market forces impacting product pricing. However, the net interest margin for the three months ended March 31 declined to 4.28% in 1999 from 4.49% in 1998.

                                  OTHER INCOME
                                  ------------

     Non-interest income increased $0.1 million, or 1%, from $7.2 million in the first quarter of 1998 to $7.3 million in the first quarter of 1999. This increase resulted primarily from an increase in deposit fees of $0.3 million.

     Other income as a percentage of net interest income and other income was 16% for the quarters ended March 31, 1999 and 1998, respectively.

                                 OTHER EXPENSES
                                 --------------

     Total non-interest expenses decreased $0.5 million, or 2%, from $28.6 million in the first quarter of 1998 to $28.1 million in the first quarter of 1999 due primarily to a reduction in salaries and benefits expense. During the first quarter of 1999, Susquehanna incurred charges of $0.8 million related to Year 2000 systems remediation compared with $0.1 million in the first quarter of 1998. Total expense for Year 2000 remediation is $3.5 million at March 31, 1999. Susquehanna estimates that the total project expenses it will incur regarding Year 2000 remediation during 1998 and 1999 will total $4.0 million. For a further discussion on these matters, please see the following section entitled "Impact of the Year 2000 Issue".

                                  INCOME TAXES
                                  ------------
     Susquehanna's effective tax rate increased slightly to 31.25% for the first three months of 1999 from 30.85% for the first three months of 1998.

                                  RISK ASSETS
                                  -----------

     Table 2 shows a decrease in nonperforming assets from $26.4 million at December 31, 1998 to $24.0 million at March 31, 1999, while nonperforming assets to period-end loans and OREO declined from 0.92% at December 31, 1998 to 0.85% at March 31, 1999. Loan loss reserve to non-performing loans at March 31, 1999 was 194% compared with 167% at December 31, 1998.

               PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
               -------------------------------------------------

     As illustrated in Table 3, the provision increased to $1.4 million in the first quarter of 1999 compared with $1.3 million in the first quarter of 1998. Net charge-offs decreased $0.5 million for the same periods.

     The allowance at March 31, 1999 was 1.29% of period-end loans and leases compared to 1.34% at March 31, 1998.

                               CAPITAL RESOURCES
                               -----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 1999 was 12.63%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 1999 was 15.60%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 1999 was 9.01%.

                                  MARKET RISKS
                                  ------------

     The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risks are significant to Susquehanna.

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 1999, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling $372 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $98 million at March 31, 1999. These maturing investments represent 10% of total investment securities. Short-term investments amounted to $57 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

     Closely related to the management of liquidity is the management of interest rate risk, which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. Management's objective is to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.

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

                         IMPACT OF THE YEAR 2000 ISSUE
                         -----------------------------

     The following section contains forward-looking statements, which involve risks and uncertainties. Susquehanna's actual impact from the Year 2000 issue could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

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

     Susquehanna's Year 2000 Action Plan has been categorized into five phases:
Awareness, Assessment, Renovation (testing), Validation and Implementation. The initial focus within those phases has been on systems and vendors that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. All other business processes were categorized as either significant or ancillary and have also been subject to Y2K remediation programs. As of March 31, 1999, the Awareness and Assessment phases for all business processes (mission critical, significant and ancillary) were completed. The Renovation and Validation phases for all business processes (mission critical, significant and ancillary) were substantially completed. The Implementation phase for all business processes (mission critical, significant and ancillary) is underway and is expected to be completed by the end of the second quarter of 1999.

     Susquehanna has initiated formal communications with all of its vendors and large commercial customers to determine the extent to which Susquehanna is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. Susquehanna's estimated Year 2000 project costs include the costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information.

     Vendors of services to Susquehanna were evaluated for Y2K compliancy. As of March 31, 1999, the evaluation of vendors has substantially been completed. All vendors evaluated have been determined to be Y2K compliant or alternative vendors have been designated. Y2K risk assessments of borrowers and depositors have been conducted. Identified risks are deemed to be nominal.

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

     Susquehanna is utilizing both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, Susquehanna is also converting all its major data processing systems, both hardware and software, to current Year 2000 compliant technology. As of March 31, 1999, Susquehanna has completed the systems conversion projects for all critical systems. The total cost of the Year 2000 and systems conversion projects is estimated at $12 million. Of the total projects' cost, approximately $8 million is attributable to the purchase of new software and hardware, which is capitalized. The remaining $4 million is expensed as incurred during 1998 and 1999. These costs are not expected to have a material effect on the results of operations of Susquehanna.

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

 Susquehanna Bancshares, Inc. and Subsidiaries
 TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest rates and interest differential - taxable equivalent basis
 -------------------------------------------------------------------------------

                                                                For the Three Month Period Ended
                                                                          March 31, 1999
 -----------------------------------------------------------------------------------------------------------------
                                                             Average
 (Dollars in thousands)                                      Balance               Interest            Rate (%)
 ------------------------------------------------------------------------------------------------------------------
 ASSETS
 Short - term investments                                  $   69,453              $    804              4.69
 Investment securities:
       Taxable                                                817,529                12,418              6.16
       Tax - advantaged                                       124,487                 2,208              7.19
 ------------------------------------------------------------------------------------------------------------------

    Total investment securities                               942,016                14,626              6.30
 ------------------------------------------------------------------------------------------------------------------
 Loans and leases, (net):
       Taxable                                              2,775,324                58,082              8.49
       Tax - advantaged                                        49,980                 1,109              9.00
 ------------------------------------------------------------------------------------------------------------------

    Total loans and leases                                  2,825,304                59,191              8.50
 ------------------------------------------------------------------------------------------------------------------

 Total interest - earning assets                            3,836,773              $ 74,621              7.89
                                                                                   ================================
 Allowance for loan and lease losses                          (36,460)
 Other non - earning assets                                   319,518
 --------------------------------------------------------------------

               Total assets                                $4,119,831
 ====================================================================

 LIABILITIES
 Deposits:
       Interest - bearing demand                           $  987,929              $  7,200              2.96
       Savings                                                446,775                 2,154              1.96
       Time                                                 1,332,593                17,595              5.35
 Short - term borrowings                                      117,240                 1,247              4.31
 Long - term debt                                             389,352                 5,935              6.18
 ------------------------------------------------------------------------------------------------------------------

 Total interest - bearing liabilities                       3,273,889              $ 34,131              4.23
                                                                                   ================================
 Demand deposits                                              403,578
 Other liabilities                                             40,896
 --------------------------------------------------------------------

             Total liabilities                             $3,718,363
 --------------------------------------------------------------------

 EQUITY                                                       401,468
 --------------------------------------------------------------------

 Total liabilities & stockholders' equity                  $4,119,831
 ====================================================================

 Net interest income / yield on
       average earning assets                                                      $ 40,490              4.28
                                                                                   ===================================

                                                                           For the Three Month Period Ended
                                                                                   March 31, 1998
 ----------------------------------------------------------------------------------------------------------------
                                                                Average
 (Dollars in thousands)                                         Balance               Interest             Rate (%)
 ---------------------------------------------------------------------------------------------------------------------
 ASSETS
 Short - term investments                                       $   95,565             $   1,306               5.54
 Investment securities:
       Taxable                                                     706,292                11,456               6.58
       Tax - advantaged                                            114,841                 2,054               7.25
 ---------------------------------------------------------------------------------------------------------------------

    Total investment securities                                    821,133                13,510               6.67
 ---------------------------------------------------------------------------------------------------------------------
 Loans and leases, (net):
       Taxable                                                   2,652,586                58,920               9.01
       Tax - advantaged                                             55,913                 1,300               9.43
 ---------------------------------------------------------------------------------------------------------------------

    Total loans and leases                                       2,708,499                60,220               9.02
 ---------------------------------------------------------------------------------------------------------------------

 Total interest - earning assets                                 3,625,197             $  75,036               8.39
                                                                                       ===============================
 Allowance for loan and lease losses                               (36,377)
 Other non - earning assets                                        296,669
 -------------------------------------------------------

               Total assets                                     $3,885,489
 ========================================================       ==========

 LIABILITIES
 Deposits:
       Interest - bearing demand                                $  866,313             $   7,071               3.31
       Savings                                                     445,494                 2,733               2.49
       Time                                                      1,372,796                18,912               5.59
 Short - term borrowings                                            97,969                 1,257               5.20
 Long - term debt                                                  310,395                 4,964               6.49
 ---------------------------------------------------------------------------------------------------------------------

 Total interest - bearing liabilities                            3,092,967             $  34,937               4.58
                                                                                       ===============================
 Demand deposits                                                   370,090
 Other liabilities                                                  45,694
 -------------------------------------------------------

             Total liabilities                                  $3,508,751
 -------------------------------------------------------

 EQUITY                                                            376,738
 -------------------------------------------------------

 Total liabilities & stockholders' equity                       $3,885,489
 =======================================================        ==========

 Net interest income / yield on
       average earning assets                                                          $  40,099               4.49
                                                                                       ===============================

    For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS
--------------------------------------------------------------------------------

                                                                      MARCH 31,       December 31,                 March 31,
(Dollars in thousands)                                                  1999              1998                       1998
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                    $17,974          $ 20,412                    $24,268
        Restructured accrual loans                                         838             1,201                        ---
        Other real estate owned                                          5,168             4,745                      3,421
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                             $23,980          $ 26,358                    $27,689
===============================================================================================================================

As a percent of period-end loans and leases and
        other real estate owned                                           0.85%             0.92%                      1.02%
Loans and leases contractually
   past due 90 days and still accruing                                 $10,475          $ 10,531                    $ 5,307

-------------------------------------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                                      1999                  1998
-------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                            $   36,157                $   36,481
        Additions charged to operating expenses                                               1,424                     1,269
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             37,581                    37,750
-------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                                          (1,372)                   (1,859)
        Recoveries                                                                              351                       382
-------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                                                (1,021)                   (1,477)
-------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                                     $   36,560                $   36,273
===============================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)                           0.15%                     0.22%
Allowance as a percent of period-end loans and leases                                          1.29%                     1.34%

Average loans and leases                                                                 $2,825,304                $2,708,499
Period-end loans and leases                                                               2,827,845                 2,708,763

PART II        OTHER INFORMATION

ITEM 6         EXHIBIT AND REPORTS ON FORM 8-K
               -------------------------------

      a). Exhibits
          --------
               3.1  Registrant's Articles of Incorporation.
               3.2  Registrant's By-laws.
               3.3 Amendment of June 1, 1998 to Registrant's Articles of Incorporation.
              27.1  Financial Data Schedule.

      b). Report on Form 8-K.  On January 8, 1999, Registrant filed a report on
          ------------------
Form 8-K regarding the completion of Registrant's acquisition of First Capitol Bank, York, PA, effective January 4, 1999.



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUSQUEHANNA BANCSHARES, INC.


May 10, 1999                               /s/ Robert S. Bolinger
                                           ----------------------
                                           Robert S. Bolinger
                                           President and Chief Executive Officer


May 10, 1999                               /s/ Drew K. Hostetter
                                           ---------------------
                                           Drew K. Hostetter
                                           Vice President, Treasurer,
                                           and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit              Description                    Method
-------              -----------                    ------

3.1                  Articles of Incorporation.     Previously filed.
                                                    Incorporated by reference to
                                                    Attachment E in the
                                                    Registrant's Joint Proxy
                                                    Statement/Prospectus on
                                                    Registrant's Registration
                                                    Statement on Form S-4,
                                                    Registration No. 33-76319.

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

3.3                  Amendment of June 1, 1998      Previously filed.
                     to Registrant's Articles       Incorporated by reference to
                     of Incorporation.              Exhibit 3.3 of Registrant's
                                                    Quarterly Report on Form 10-
                                                    Q for the quarterly period
                                                    ended June 30, 1998.

27.1                 Financial Data Schedule.       Submitted electronically to
                                                    the Securities and Exchange
                                                    Commission for information
                                                    only and not filed.