Form 10-Q
period 1999-06-30
SUSQUEHANNA BANCSHARES INC
filed 1999-08-10
CIK 700863

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of July 31, 1999 the Registrant had 36,972,477 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX


                                                                             SEQUENTIAL
                                                                               PAGE
                                                                             REFERENCE
PART I.  FINANCIAL INFORMATION                                                   3

Item 1.  FINANCIAL STATEMENTS                                                    3

         Consolidated Balance Sheets - as of June 30, 1999 and 1998
                  and December 31, 1998                                          3

         Consolidated Statements of Income - for the three months ended
                  and six months ended June 30, 1999 and 1998                    4

         Consolidated Statements of Cash Flow - for the six months
                  periods ended June 30, 1999 and 1998                           5

         Notes to Consolidated Financial Statements                              6 - 9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION                                   10 - 17

PART II  OTHER INFORMATION                                                       18

Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                            18 - 19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        19

         SIGNATURES                                                              20


         EXHIBIT INDEX                                                           21

PART I. FINANCIAL INFORMATION
        Item 1.  FINANCIAL STATEMENTS
Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               June 30,    December 31,         June 30,
                                                                                         1999            1998             1998
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $106,196        $113,210         $111,955
Short-term investments                                                                 31,308          83,063           56,658
Investment securities available for sale                                              848,803         891,907          827,203
Investment securities held to maturity                                                 49,127          59,837           71,649
           (Fair values of $49,800; $61,019 and $72,347, respectively)
Loans and leases, net of unearned income                                            2,905,911       2,847,185        2,778,479
Less: Allowance for loan and lease losses                                              36,141          36,158           36,284
------------------------------------------------------------------------------------------------------------------------------
           Net loans and leases                                                     2,869,770       2,811,027        2,742,195
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                           55,589          55,566           53,531
Accrued income receivable                                                              23,394          22,774           24,096
Other assets                                                                          196,870         138,642          129,105
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $4,181,057      $4,176,026       $4,016,392
==============================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
        Demand                                                                       $420,229        $433,133         $407,198
        Interest-bearing demand                                                       962,605         997,718          885,021
        Savings                                                                       456,348         448,865          458,251
        Time                                                                        1,145,785       1,166,002        1,213,050
        Time of $100 or more                                                          174,617         171,161          150,961
------------------------------------------------------------------------------------------------------------------------------
           Total deposits                                                           3,159,584       3,216,879        3,114,481
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                 184,378         137,601          100,472
Long-term debt                                                                        391,311         375,576          369,910
Accrued interest, taxes, and expenses payable                                          31,362          31,522           33,870
Other liabilities                                                                      11,225          12,367            9,065
------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                        3,777,860       3,773,945        3,627,798
------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock
           Authorized: 100,000,000 shares ($2.00 par value)
           Issued:   36,986,004; 36,967,572; and 36,967,572, respectively              73,972          73,935           73,935
        Surplus                                                                        61,774          61,882           61,514
        Retained earnings                                                             273,944         261,043          248,802
        Accumulated other comprehensive income, net of taxes of ($3,324)
           $3,225 and $2,640 respectively                                              (6,292)          6,004            4,674
        Less: Treasury stock, (13,527; 65,050 and 44,971 common shares
           at cost, respectively)                                                         201             783              331
------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                 403,197         402,081          388,594
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $4,181,057      $4,176,026       $4,016,392
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                          JUNE 30,           JUNE 30,
------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                      1999       1998     1999       1998
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                $59,936   $60,642   $118,740  $120,403
Interest on investment securities: Taxable                            12,358    12,316     24,776    23,772
                                   Tax-exempt                          1,360     1,436      2,795     2,774
Interest on short-term investments                                       522     1,255      1,326     2,561
------------------------------------------------------------------------------------------------------------

        Total interest income                                         74,176    75,649    147,637   149,510
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                        6,793     7,220     13,993    14,291
        Savings                                                        2,041     2,652      4,195     5,385
        Time                                                          17,072    18,982     34,667    37,894
Interest on short-term borrowings                                      1,656     1,356      2,903     2,613
Interest on long-term debt                                             5,946     5,718     11,881    10,682
------------------------------------------------------------------------------------------------------------

        Total interest expense                                        33,508    35,928     67,639    70,865
------------------------------------------------------------------------------------------------------------

Net interest income                                                   40,668    39,721     79,998    78,645
Provision for loan and lease losses                                    1,294     1,262      2,718     2,531
------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses         39,374    38,459     77,280    76,114
------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                    2,416     2,124      4,666     4,062
Other service charges, commissions, fees                               1,074     1,234      2,070     2,282
Income from fiduciary-related activities                                 917       992      1,676     1,853
Gain on sale of mortgages                                                990     1,360      2,000     2,425
Other operating income                                                 2,421     2,654      4,740     4,915
Investment security gains                                                101        28        100        61
------------------------------------------------------------------------------------------------------------

        Total other income                                             7,919     8,392     15,252    15,598
------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                        14,647    14,942     27,787    29,576
Net occupancy expense                                                  2,088     2,021      4,341     4,174
Furniture and equipment expense                                        1,891     2,142      3,795     3,818
Amortization of intangible assets                                        960     1,061      1,974     2,122
Other operating expenses                                              10,316     9,618     20,124    18,742
------------------------------------------------------------------------------------------------------------

        Total other expenses                                          29,902    29,784     58,021    58,432
------------------------------------------------------------------------------------------------------------

Income before income taxes                                            17,391    17,067     34,511    33,280
Provision for income taxes                                             5,176     5,580     10,526    10,582
------------------------------------------------------------------------------------------------------------

Net income                                                           $12,215   $11,487    $23,985   $22,698
============================================================================================================

Per share information:
        Basic earnings                                                 $0.33     $0.31      $0.65     $0.62
        Diluted earnings                                               $0.33     $0.31      $0.65     $0.61
        Cash dividends                                                 $0.15     $0.14      $0.30     $0.28
Average shares outstanding: Basic                                     36,944    36,890     36,943    36,857
                            Diluted                                   37,131    37,228     37,142    37,196
------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six months ended June 30                                                        1999                     1998
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                           $23,985                  $22,698
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                         5,660                    6,045
              Provision for loan and lease losses                              2,718                    2,531
              Gain on securities transactions                                   (100)                     (61)
              Gain on sale of loans                                           (2,000)                  (2,425)
              Loss / (gain) on sale of other real estate owned                    35                      (34)
              Mortgage loans originated for resale                           (95,159)                (145,765)
              Sale of mortgage loans originated for resale                   102,618                  138,819
              (Increase) in accrued interest receivable                         (620)                    (815)
              (Decrease) / increase in accrued interest payable                 (711)                   1,509
              Increase in accrued expenses and taxes payable                     551                      225
              Other, net                                                        (283)                  (4,945)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     36,694                   17,782
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities               27,695                   40,788
        Proceeds from the maturity of investment securities                  119,217                  146,118
        Purchase of available-for-sale securities                           (112,403)                (362,379)
        Net increase in loans and leases                                     (71,453)                 (58,920)
        Capital expenditures                                                  (3,163)                  (4,787)
        Purchase of insurance products                                       (50,000)                       0
--------------------------------------------------------------------------------------------------------------
Net cash (used for) investing activities                                     (90,107)                (239,180)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net (decrease) / increase in deposits                                (57,295)                  72,950
        Net increase / (decrease) in short-term borrowings                    46,777                  (16,288)
        Proceeds from issuance of long-term debt                              18,199                  225,000
        Repayment of long-term debt                                           (2,464)                 (41,511)
        Proceeds from issuance of common stock                                   798                    1,201
        Cash paid for treasury stock                                            (287)                    (113)
        Cash paid for fractional shares                                            0                      (38)
        Dividends paid                                                       (11,084)                  (9,908)
--------------------------------------------------------------------------------------------------------------
Net cash (used for) / provided from financing activities                      (5,356)                 231,293
--------------------------------------------------------------------------------------------------------------

Net (decrease) / increase in cash and cash equivalents                       (58,769)                   9,895
Cash and cash equivalents at January 1                                       196,273                  158,718
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at June 30                                        $137,504                 $168,613
==============================================================================================================

Cash and cash equivalents:
        Cash and due from banks                                             $106,196                 $111,955
        Short-term investments                                                31,308                   56,658
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                        $137,504                 $168,613
--------------------------------------------------------------------------------------------------------------

      Interest paid on deposits, short-term borrowings, and long-term debt was $68,350 in 1999, and $70,865 in 1998. Income taxes paid were $5,246 in 1999, and
$10,582 in 1998. Amounts transferred to other real estate owned were $4,533 in 1999, and $4,587 in 1998.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                               COMMON                RETAINED  COMPREHENSIVE TREASURY      TOTAL
Six Month Periods Ended June 30                                 STOCK    SURPLUS     EARNINGS      INCOME      STOCK       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1998                                     $49,128    $85,196     $236,012        $3,825    ($255)    $373,906
 Comprehensive income:
       Net income                                                                      22,698                              22,698
       Change in unrealized gain/(loss) on securities,
             net of taxes of $190 and reclassification
             adjustment of $61                                                                          849                   849
------------------------------------------------------------------------------------------------------------------------------------
             Total comprehensive income                                                22,698           849                23,547
 Common stock issued under
       employee benefit plans                                     126      1,037                                  37        1,200
 Effect of three-for-two stock split                           24,681    (24,719)                                             (38)
 Purchase of treasury stock                                                                                     (113)        (113)
 Cash dividends paid:
       By pooled entities                                                                (431)                               (431)
       Per common share of  $0.28                                                      (9,477)                             (9,477)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998                                       $73,935    $61,514     $248,802        $4,674    ($331)    $388,594
====================================================================================================================================

Balance - January 1, 1999                                     $73,935    $61,882     $261,043        $6,004    ($783)    $402,081
 Comprehensive income:
       Net income                                                                      23,985                              23,985
       Change in unrealized gain/(loss) on securities,
             net of taxes of $(6,549) and reclassification
             adjustment of $100                                                                     (12,296)              (12,296)
------------------------------------------------------------------------------------------------------------------------------------
             Total comprehensive income                                                23,985       (12,296)               11,689
 Common stock issued under
       employee benefit plans                                      37       (108)                                869          798
 Purchase/conversion of treasury stock                                                                          (287)        (287)
 Cash dividends paid:
       Per common share of  $0.30                                                     (11,084)                            (11,084)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                                       $73,972    $61,774     $273,944       ($6,292)   ($201)    $403,197
====================================================================================================================================

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 1999 and 1998.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 45 through 47 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------
                                                      June 30, 1999                      December 31, 1998
                                              ------------------------------         -----------------------------
(In thousands)                              Amortized cost        Fair value         Amortized cost    Fair value
------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                    $51,903           $52,170                $67,043       $67,954
   U.S. Government agencies                        247,531           243,557                214,841       215,967
   State & municipal                                71,138            71,429                 70,417        71,990
   Mortgage-backed                                 433,730           423,672                466,005       466,534
   Corporates                                       19,873            19,892                 34,993        35,392
   Equities                                         34,244            38,083                 29,379        34,070
------------------------------------------------------------------------------------------------------------------
                                                   858,419           848,803                882,678       891,907
------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Treasury                                         $0                $0                   $500          $500
   State & municipal                                47,789            48,450                 55,810        56,965
   Mortgage-backed                                   1,338             1,350                  3,502         3,529
   Corporates                                            0                 0                     25            25
------------------------------------------------------------------------------------------------------------------
                                                    49,127            49,800                 59,837        61,019
------------------------------------------------------------------------------------------------------------------
Total investment securities                       $907,546          $898,603               $942,515      $952,926
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 1999 and December 31, 1998, were as follows:
------------------------------------------------------------------------------------------------------------------
                                                                      June 30,                         December 31,
(In thousands)                                                           1999                                 1998
------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                              $311,792                             $301,385
Real estate - construction                                            253,468                              256,451
Real estate - mortgage                                              1,813,755                            1,821,485
Consumer                                                              387,645                              346,180
Leases                                                                139,251                              121,684
------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                     $2,905,911                           $2,847,185
------------------------------------------------------------------------------------------------------------------


IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of June 30, 1999 and December 31, 1998, is presented as follows:
------------------------------------------------------------------------------------------------------------------
                                                                      June 30,                         December 31,
(Dollars in thousands)                                                   1999                                 1998
------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                               $6,609                               $9,437
Impaired loans with a reserve                                             786                                3,571
------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                           $7,395                              $13,008
------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                               $248                                 $591
------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and six months periods ended June 30, 1999 and 1998 is presented as follows:
------------------------------------------------------------------------------------------------------------------------
                                                    Three months ended June 30,             Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------
                                                      1999               1998                  1999           1998
------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                   $8,004            $11,990                $9,053       $ 12,542
Interest income on impaired loans (cash-basis)          33                 79                    52            113

Susquehanna Bancshares, Inc. and Subsidiaries
SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
Short-term borrowings at June 30, 1999 and December 31, 1998, were as follows:
--------------------------------------------------------------------------------

                                                                         June 30,             December 31,
(In thousands)                                                               1999                     1998
---------------------------------------------------------------------------------------------------------------
        Securities sold under repurchase agreements                       $88,252                  $98,694
        Federal Home Loan Bank borrowings                                  87,706                   33,070
        Treasury tax and loan notes                                         8,420                    4,837
        Federal funds purchased                                                 0                    1,000
---------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                      $184,378                 $137,601
---------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
---------------------------------------------------------------------------------------------------------------
Long-term debt at June 30, 1999 and December 31, 1998,  was as follows:
---------------------------------------------------------------------------------------------------------------
                                                                         June 30,             December 31,
                                                                             1999                     1998
---------------------------------------------------------------------------------------------------------------
Subsidiaries:
        FHLB advances in varying maturities through April, 2008          $295,255                 $280,054
        Term loan note due July, 2003                                      10,000                   10,000
        Term loan note due September, 2014                                  1,056                      512
        Installment note due June, 1999                                         0                       10
Parent:
        Senior notes due February, 2003                                    35,000                   35,000
        Subordinated notes due February, 2005                              50,000                   50,000
---------------------------------------------------------------------------------------------------------------
        Total long-term debt                                             $391,311                 $375,576
---------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 1999 and
1998:
------------------------------------------------------------------------------------------------------------------------------------

                                                                   For the three months ended June 30,
                                                --------------------------------------------------------------------
                                                              1999                                 1998
                                                --------------------------------    --------------------------------
                                                                      Per Share                            Per Share
                                                 Income    Shares       Amount         Income    Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders         $12,215    36,944       $0.33         $11,487    36,890     $0.31

Effect of Diluted Securities:
Stock options outstanding                                     187                                   338
                                                         ---------                             ---------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                    $12,215    37,131       $0.33         $11,487    37,228     $0.31
--------------------------------------------------------------------------------------------------------------------

                                                                   For the six months ended June 30,
                                                --------------------------------------------------------------------
                                                              1999                                 1998
                                                --------------------------------    --------------------------------
                                                                      Per Share                            Per Share
                                                 Income    Shares       Amount         Income    Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders         $23,985    36,943       $0.65         $22,698    36,857     $0.62

Effect of Diluted Securities:
Stock options outstanding                                     199                                   339
                                                         ---------                              ---------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                    $23,985    37,142       $0.65         $22,698    37,196     $0.61
--------------------------------------------------------------------------------------------------------------------

Susquehanna Bancshares, Inc. and Subsidiaries
COMPLETED ACQUISITIONS
        On December 16, 1998, Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("CBI"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued
2.048 shares of common stock to the shareholders of CBI for each of the 990,000 outstanding common shares of CBI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of CBI for all periods presented.
        On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank ("FCB"), a Pennsylvania commercial bank with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 2.028 shares of common stock to the shareholders of FCB for each of the 520,393 outstanding common shares of FCB. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FCB for all periods presented.
        Previously reported information has been restated as follows:


                                                                   Three Months Ended June 30, 1998
----------------------------------------------------------------------------------------------------------------------
                                                      Susquehanna         CBI             FCB             Susquehanna
                                                      As Reported     As Reported     As Reported           Restated
----------------------------------------------------------------------------------------------------------------------
Net interest income                                    $37,263          $1,466          $992                $39,721
Provision for loan and lease losses                      1,252               0            10                  1,262
Other income                                             8,101             214            77                  8,392
Other expense                                           27,906           1,023           855                 29,784
----------------------------------------------------------------------------------------------------------------------
Income before taxes                                     16,206             657           204                 17,067
Taxes                                                    5,340             193            47                  5,580
----------------------------------------------------------------------------------------------------------------------
Net income                                             $10,866            $464          $157                $11,487
======================================================================================================================

Earnings per share:                     Basic            $0.32           $0.23         $0.15                  $0.31
                                        Diluted          $0.32           $0.22         $0.15                  $0.31
Average shares outstanding:             Basic           33,837           2,027         1,026                 36,890
                                        Diluted         34,044           2,158         1,026                 37,228


                                                                   Six Months Ended June 30, 1998
----------------------------------------------------------------------------------------------------------------------
                                                      Susquehanna          CBI           FCB              Susquehanna
                                                      As Reported      As Reported   As Reported            Restated
----------------------------------------------------------------------------------------------------------------------
Net interest income                                    $73,757           $2,930         $1,958              $78,645
Provision for loan and lease losses                      2,485                0             46                2,531
Other income                                            15,032              430            136               15,598
Other expense                                           54,733            2,092          1,607               58,432
----------------------------------------------------------------------------------------------------------------------
Income before taxes                                     31,571            1,268            441               33,280
Taxes                                                   10,101              373            108               10,582
----------------------------------------------------------------------------------------------------------------------
Net income                                             $21,470             $895           $333              $22,698
======================================================================================================================

Earnings per share:                     Basic            $0.63            $0.44          $0.33                $0.62
                                        Diluted          $0.63            $0.41          $0.33                $0.61

Average shares outstanding:             Basic           33,835            2,027            995               36,857
                                        Diluted         34,043            2,158            995               37,196


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

                               Earnings Summary
                               ----------------
         Susquehanna's net income for the second quarter of 1999 was $12.2 million, a 6% increase over the net income of $11.5 million reported in the second quarter of 1998. Steady loan growth and a drop in the cost of deposits has improved the net interest income during the second quarter of 1999.
         Diluted earnings per share ("EPS") were $0.33 per share for the second quarter of 1999 compared with $0.31 per share in the second quarter of 1998. Return on average assets ("ROA") and return on average equity ("ROE") were 1.18% and 12.09%, respectively, in the second quarter of 1999 compared with 1.15% and 11.95%, respectively, in the second quarter of 1998.

For the second quarter of 1999, tangible EPS, ROA and ROE were $0.35, 1.27%, and 14.01%, respectively.
         Net income for the six months ended June 30, 1999 was $24.0 million, a 6% increase over the net income of $22.7 million reported for the same period of 1998. The drop in the cost of interest-bearing liabilities and steady loan growth has improved the net interest income during the first half of 1999. The yield on total interest-bearing liabilities dropped from 4.56% during the first six months of 1998 to 4.17% during the same period of 1999.
         Diluted earnings per share ("EPS") were $0.65 per share for the first six months of 1999 compared with $0.61 per share during the same period of 1998. Return on average assets ("ROA") and return on average equity ("ROE") were 1.17% and 11.99%, respectively, for the six months ended June 30, 1999 compared with 1.16% and 12.01%, respectively, for the six months ended June 30, 1998. For the first six months of 1999, tangible EPS, ROA and ROE were $0.69, 1.26%, and 13.93%, respectively.
         Total assets at June 30, 1999 of $4.2 billion were $165 million higher than one year ago. Loans totaled $2.9 billion at June 30, 1999, compared to $2.8 billion at June 30, 1998, and deposits were $3.2 billion at June 30, 1999, compared to $3.1 billion at June 30, 1998. Equity capital was $403 million at June 30, 1999, or $10.91 per share, compared to $389 million, or $10.53 per share, at June 30, 1998.

                              Net Interest Income
                              -------------------

         The major source of operating revenues is net interest income, which rose to a level of $40.7 million in the second quarter of 1999 compared to $39.7 million for the same period in 1998. For the six months ended June 30, 1999, net interest income was $80.0 million compared with $78.6 million for the same period of 1998. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds requiring supporting earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.
         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 84% for the quarter ended and the six months ended June 30, 1999 and was 83% for the comparable periods of 1998.
         Net interest income as of second quarter 1999 increased $1.0 million compared to the second quarter of 1998. This improvement was due to an increase in average earning assets of $103 million offset by a decline in the net interest margin from 4.40% in the second quarter of 1998 to 4.37% in the second quarter of 1999. This decline in margin was due to a 38 basis point drop in earning asset yield that was partially offset by a 42 basis point drop in the cost of funds.
         Net interest income for the six months ended June 30, 1999 increased $1.4 million over the same period of 1998. An increase in average earning assets of $157 million was offset by a decline in the net interest margin from 4.44% in the first half of 1998 to 4.33% during the comparable period of 1999. This decline in margin was due to a 44 basis point drop in yield on earning assets, partially offset by a 39 basis point drop in the cost of funds.

                                 Other Income
                                 ------------

         Non-interest income decreased $0.5 million, or 6%, from $8.4 million in the second quarter of 1998 to $7.9 million in the second quarter of 1999. Gain on sale of mortgages decreased $0.4 million in the second quarter of 1999 compared with the second quarter of 1998. Loans originated for sale decreased $33 million during the second quarter of 1999 compared with the second quarter of 1998 while the amount of loans sold during the second quarter of 1999 was $35 million less than the same period of 1998. Service charges on deposit accounts increased $0.3 million while other service charges and other fee income decreased $0.2 million during the second quarter of 1999 compared with the second quarter of 1998. During the second quarter of 1998, Susquehanna sold its mortgage-servicing portfolio and realized a gain on the sale of $0.7 million, which affected other operating income.
         For the first six months of 1999, non-interest income of $15.3 million was $0.3 million less than the same period of 1998. Gain on the sale of loans was $2.0 million in the first half of 1999 compared with $2.4 million in 1998 due to volume. Service charges on deposits were $0.6 million higher while other service charges and other fee income decreased $0.2 million during the first six months of 1999 compared with the first six months of 1998. Partially offsetting the gain on sale of the mortgage-servicing portfolio of 1998 was an increase in income on bank-owned life insurance of $0.4 million in 1999 over the same period of 1998. Both of these items affected other operating income.
         Other income as a percentage of net interest income and other income was 16% for the quarter and six months ended June 30, and was 17% for the comparable periods of 1998.

                                Other Expenses
                                --------------

         Total non-interest expenses increased $0.1 million from $29.8 million in the second quarter of 1998 to $29.9 million in the second quarter of 1999. For the six months ended June 30, 1999, total non-interest expenses decreased $0.4 million from the same period in 1998. Salaries and benefits expense decreased $1.8 million in the first six months of 1999 compared with the first six months of 1998. This improvement was offset by an increase of $1.4 million in other operating expenses, namely consulting, insurance, and delivery expenses, during the first six months of 1999.
         During the second quarter of 1999, Susquehanna incurred charges of $0.3 million related to Year 2000 systems remediation compared with $0.6 million in the second quarter of 1998. Total expense for Year 2000 remediation is $3.8 million at June 30, 1999. Susquehanna estimates that the total project expenses it will incur regarding Year 2000 remediation during 1998 and 1999 will total approximately $4.0 million. For a further discussion on these matters, please see the following section entitled "Impact of the Year 2000 Issue".

                                 Income Taxes
                                 ------------

         Susquehanna's effective tax rate decreased from 31.80% for the first six months of 1998 to 30.50% for the first six months of 1999 due to an increase in tax-advantaged income.

                                  Risk Assets
                                  -----------

         Table 2 shows a decrease in nonperforming assets from $26.4 million at December 31, 1998 to $21.7 million at June 30, 1999, as nonperforming assets to period-end loans and OREO declined from 0.92% at December 31, 1998 to 0.75% at June 30, 1999. Loan loss reserve to non-performing loans at June 30, 1999 was 220% compared with 167% at December 31, 1998.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------

         As illustrated in Table 3, the provision remained at $1.3 million in the second quarter of 1999 and 1998. For the six months ended June 30, 1999, the provision was $0.2 million higher than one year ago. Net charge-offs remained at $2.7 million for the same six month periods.

         The allowance at June 30, 1999 was 1.24% of period-end loans and leases compared to 1.31% at June 30, 1998 as period-end loans increased $127 million at June 30, 1999 from one year ago.

                               Capital Resources
                               -----------------

         Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 1999 was 12.23%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at, June 30, 1999 was 15.03%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 1999 was 9.16%.

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

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 1999, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $500 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $83 million at June 30, 1999. These maturing investments represent 9% of total investment securities. Short-term investments amounted to $31 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

         Closely related to the management of liquidity is the management of interest rate risk, which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. Management's objective is to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.
         Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups -- fixed rate, floating rate and those which reprice only at management's discretion -- strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap and interest rate shock analyses to evaluate interest rate sensitivity.
         Susquehanna's policy, as approved by its Board of Directors, is for Susquehanna to experience no more than a 15% decline in net interest income and no more than a 25% decline in economic equity for a 200 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated on a periodic basis. Based upon the most recent interest rate shock analysis, Susquehanna was well within the policy limits.
                         Impact of the Year 2000 Issue
                         -----------------------------

         The following section contains forward-looking statements, which involve risks and uncertainties. Susquehanna's actual impact from the Year 2000 issue could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.
         The "Year 2000 Issue" is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of Susquehanna's computer systems that have date-sensitive software or date sensitive hardware may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.
         Based on a system assessment, Susquehanna has determined that it was necessary to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999. Susquehanna presently believes that as a result of modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue has been mitigated internally.
         Susquehanna's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Renovation (testing), Validation and Implementation. The initial focus within those phases has been on systems and vendors that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. All other business processes were categorized as either significant or ancillary and have also been subject to Y2K remediation programs. As of June 30, 1999, the Awareness, Assessment, Renovation and Validation phases for all business processes (mission critical, significant and ancillary) were completed. The Implementation phase for all business processes (mission critical, significant and ancillary) is on schedule and substantially completed.
         Susquehanna has initiated formal communications with all of its vendors and large commercial customers to determine the extent to which Susquehanna is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. Susquehanna's estimated Year 2000 project costs include the costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information.

         Vendors of services to Susquehanna were evaluated for Y2K compliancy. As of June 30, 1999, the evaluation of vendors has been completed. All vendors evaluated have been determined to be Y2K compliant or alternative vendors have been designated. Y2K risk assessments of borrowers and depositors have been conducted. Identified risks are deemed to be nominal.

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

         Susquehanna is utilizing both internal and external resources to reprogram, or replace, and test its software and hardware for Year 2000 modifications. Concurrent with the Year 2000 project, Susquehanna is also converting all its major data processing systems, both hardware and software, to current Year 2000 compliant technology. As of June 30, 1999, Susquehanna has completed the systems conversion projects for all critical systems. The total cost of the Year 2000 and systems conversion projects is estimated at $12 million. Of the total projects' cost, approximately $8 million is attributable to the purchase of new software and hardware, which is capitalized. The remaining $4 million is expensed as incurred during 1998 and 1999. These costs are not expected to have a material effect on the results of operations of Susquehanna.

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


----------------------------------------------------------------------------------------------------------------------------
                                             For the Three Month Period Ended             For the Three Month Period Ended
                                                       June 30, 1999                                June 30, 1998
-------------------------------------------------------------------------------       --------------------------------------
                                              Average                                   Average
                                              Balance      Interest   Rate (%)          Balance       Interest    Rate (%)
----------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                      $43,307         $522       4.83            $90,947        $1,255        5.53
Investment securities:
     Taxable                                  806,761       12,358       6.14            770,573        12,316        6.41
     Tax - advantaged                         120,543        2,092       6.94            124,492         2,206        7.09
----------------------------------------------------------------------------------------------------------------------------

  Total investment securities                 927,304       14,450       6.25            895,065        14,522        6.51
----------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                               2,815,698       59,190       8.43          2,690,773        59,807        8.92
      Tax - advantaged                         49,244        1,148       9.35             55,917         1,284        9.21
----------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                   2,864,942       60,338       8.45          2,746,690        61,091        8.92
----------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets             3,835,553      $75,310       7.88          3,732,702       $76,868        8.26
                                                          ---------------------                       ----------------------
Allowance for loan and lease losses           (36,411)                                   (36,001)
Other non - earning assets                    339,595                                    308,970
------------------------------------------------------                                -----------

Total assets                               $4,138,737                                  4,005,671
------------------------------------------------------                                -----------

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand              $966,978       $6,793       2.82           $889,011        $7,220        3.26
      Savings                                 453,922        2,041       1.80            453,300         2,652        2.35
      Time                                  1,313,837       17,072       5.21          1,366,460        18,982        5.57
Short - term borrowings                       144,978        1,656       4.58             90,907         1,177        5.19
Long - term debt                              389,626        5,946       6.12            378,770         5,897        6.24
----------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities        3,269,341      $33,508       4.11          3,178,448       $35,928        4.53
                                                          ---------------------                       ----------------------
Demand deposits                               424,063                                    395,498
Other liabilities                              40,188                                     46,094
------------------------------------------------------                                -----------

Total liabilities                          $3,733,592                                  3,620,040
------------------------------------------------------                                -----------

Stockholders' equity                          405,145                                    385,631
------------------------------------------------------                                -----------

Total liabilities & stockholders' equity   $4,138,737                                  4,005,671
------------------------------------------------------                                -----------

Net interest income / yield on
      average earning assets                               $41,802       4.37                          $40,940        4.40
                                                          ---------------------                       ----------------------


----------------------------------------------------------------------------------------------------------------------------
                                               For the Six Month Period Ended              For the Six Month Period Ended
                                                       June 30, 1999                              June 30, 1998
-------------------------------------------------------------------------------       --------------------------------------
                                              Average                                    Average
                                              Balance      Interest    Rate (%)          Balance       Interest     Rate (%)
----------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                      $56,308       $1,326       4.75            $93,510        $2,561        5.52
Investment securities:
     Taxable                                  812,115       24,776       6.15            738,690        23,772        6.49
     Tax - advantaged                         122,504        4,300       7.02            119,693         4,261        7.12
----------------------------------------------------------------------------------------------------------------------------

  Total investment securities                 934,619       29,076       6.27            858,383        28,033        6.59
----------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                               2,795,623      117,273       8.46          2,671,877       118,723        8.96
      Tax - advantaged                         49,610        2,257       9.17             55,823         2,585        9.34
----------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                   2,845,233      119,530       8.47          2,727,700       121,308        8.97
----------------------------------------------------------------------------------------------------------------------------
 Total interest - earning assets            3,836,160     $149,932       7.88          3,679,593      $151,902        8.32
                                                          ---------------------                       ----------------------
Allowance for loan and lease losses           (36,435)                                   (36,187)
Other non - earning assets                    329,592                                    302,506
------------------------------------------------------                              --------------

Total assets                               $4,129,317                                 $3,945,912
------------------------------------------------------                              --------------

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand              $977,395      $13,993       2.89           $877,723       $14,291        3.28
      Savings                                 450,368        4,195       1.88            449,419         5,385        2.42
      Time                                  1,323,163       34,667       5.28          1,369,689        37,894        5.58
Short - term borrowings                       131,199        2,903       4.46             94,419         2,434        5.20
Long - term debt                              389,476       11,881       6.15            344,772        10,861        6.35
----------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities        3,271,601      $67,639       4.17          3,136,022       $70,865        4.56
                                                          ---------------------                       ----------------------
Demand deposits                               413,877                                    382,864
Other liabilities                              40,540                                     45,812
------------------------------------------------------                              --------------

Total liabilities                          $3,726,018                                 $3,564,698
------------------------------------------------------                              --------------

Stockholders' equity                          403,299                                    381,214
------------------------------------------------------                              --------------

Total liabilities &stockholders' equity    $4,129,317                                 $3,945,912
------------------------------------------------------                              --------------

Net interest income / yield on
      average earning assets                               $82,293       4.33                          $81,037        4.44
                                                          ---------------------                       ----------------------


For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate in 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS

------------------------------------------------------------------------------------------------------------------------------

                                                                                     June 30,        December 31,    June 30,
(Dollars in thousands)                                                                 1999              1998          1998
------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                                   $16,454          $20,412       $22,793
        Restructured accrual loans                                                         --            1,201         1,095
        Other real estate owned                                                         5,236            4,745         3,689
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                            $21,690          $26,358       $27,577
------------------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                                                         0.75%            0.92%         0.99%
Loans and leases contractually
   past due 90 days and still accruing                                                $10,186          $10,531        $7,025


TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30,    Six Months Ended June 30,

(Dollars in thousands)                                                      1999         1998             1999          1998
------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                            $36,560      $36,273          $36,157       $36,481
        Additions charged to operating expenses                            1,294        1,262            2,718         2,531
------------------------------------------------------------------------------------------------------------------------------
                                                                          37,854       37,535           38,875        39,012
------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                       (2,299)      (1,636)          (3,671)       (3,495)
        Recoveries                                                           586          385              937           767
------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                             (1,713)      (1,251)          (2,734)       (2,728)
------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                     $36,141      $36,284          $36,141       $36,284
------------------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases (annualized)      0.24%        0.18%            0.19%         0.20%
Allowance as a percent of period-end loans and leases                      1.24%        1.31%            1.24%         1.31%

Average loans and leases                                              $2,864,942   $2,746,690       $2,845,233    $2,727,700
Period-end loans and leases                                            2,905,911    2,778,479        2,905,911     2,778,479

PART II. OTHER INFORMATION
         -----------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual Meeting of Shareholders was held on May 28, 1999. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for directors set forth in the Proxy Statement and all such nominees were elected.

     a). The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted). The terms of office of Robert S. Bolinger, James G. Apple, Trudy B. Cunningham, John M. Denlinger, Henry H. Gibbel, Marley R. Gross, T. Max Hall, George J. Morgan, and Roger V. Wiest continued after the meeting.

         NOMINEE                                      COMMON STOCK
         -------                                      ------------

         C. William Hetzer
            For                                         30,110,737
            Withhold/abstain                               274,885
            Not present                                  6,384,582
            Broker non-voted                               167,255

         William J. Reuter
            For                                         30,114,008
            Withhold/abstain                               271,614
            Not present                                  6,384,582
            Broker non-voted                               167,255

         Guy W. Miller, Jr
            For                                         30,108,477
            Withhold/abstain                               277,145
            Not present                                  6,384,582
            Broker non-voted                               167,255

         Owen O. Freeman
            For                                         30,119,173
            Withhold/abstain                               266,449
            Not present                                  6,384,582
            Broker non-voted                               167,255

         Richard M. Cloney
            For                                         30,016,680
            Withhold/abstain                               368,942
            Not present                                  6,384,582
            Broker non-voted                               167,255


         Clyde R. Morris
            For                                         30,022,130
            Withhold/abstain                               363,492
            Not present                                  6,384,582
            Broker non-voted                               167,255


         Edward W. Helfrick
            For                                         30,105,791
            Withhold/abstain                               279,831
            Not present                                  6,384,582
            Broker non-voted                               167,255

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   a). Exhibits
       --------
         3.1  Registrant's Articles of Incorporation.
         3.2  Registrant's By-laws.
         3.3  Articles of Amendent to Registrant's Articles of Incorporation.
         27.1 Financial Data Schedule.

   b). Report on Form 8 - K       NONE
       --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUSQUEHANNA BANCSHARES, INC.



August 6, 1999
                                          /s/ Robert S. Bolinger
                                          ----------------------
                                          Robert S, Bolinger
                                          President and Chief Executive Officer



August 6, 1999
                                          /s/ Drew K. Hostetter
                                          ---------------------
                                          Drew K. Hostetter
                                          Vice President, Treasurer,
                                          and Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit     Description                       Method
-------     -----------                       ------

  3.1       Articles of Incorporation.        Previously filed.Incorporated
                                              by reference to Attachment E
                                              to the Registrant's Joint Proxy
                                              Statement/Prospectus on
                                              Registrant's Registration
                                              Statement on Form S-4,
                                              Registration No. 33-76319.

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