Form 10-Q
period 1999-09-30
SUSQUEHANNA BANCSHARES INC
filed 1999-11-12
CIK 700863

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of October 31, 1999 the Registrant had 36,977,488 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                      SEQUENTIAL
                                                                         PAGE
                                                                      REFERENCE

PART I.       FINANCIAL INFORMATION                                        3

Item 1. FINANCIAL STATEMENTS                                               3

        Consolidated Balance Sheets - as of September 30, 1999 and 1998
                 and December 31, 1998                                     3

        Consolidated Statements of Income - for the three months ended
                 and nine months ended September 30, 1999 and 1998         4

        Consolidated Statements of Cash Flow - for the nine months
                 periods ended September 30, 1999 and 1998                 5

        Notes to Consolidated Financial Statements                         6-9


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND
                    FINANCIAL CONDITION                                    10-17

PART II       OTHER INFORMATION                                            18

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                             18

              SIGNATURES                                                   18


              EXHIBIT INDEX                                                19

PART I. FINANCIAL INFORMATION

Item 1                          FINANCIAL STATEMENTS
                                --------------------


Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                September 30,   December 31,   September 30,
ASSETS                                                                                         1999           1998            1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                    $104,787       $113,210         $85,378
Short-term investments                                                                       32,815         83,063          49,217
Investment securities available for sale                                                    881,064        891,907         867,618
Investment securities held to maturity                                                       40,069         59,837          67,538
              (Fair values of $40,633; $61,019; and $68,695 respectively)
Loans and leases, net of unearned income                                                  2,957,119      2,847,185       2,793,908
Less: Allowance for loan and lease losses                                                    36,465         36,157          36,451
-----------------------------------------------------------------------------------------------------------------------------------
          Net loans and leases                                                            2,920,654      2,811,028       2,757,457
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                                 54,894         55,566          54,113
Accrued income receivable                                                                    22,771         22,774          23,293
Other assets                                                                                197,836        138,641         127,471
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                     $4,254,890     $4,176,026      $4,032,085
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Deposits:
        Demand                                                                             $422,561       $433,133        $383,883
        Interest-bearing demand                                                             940,250        997,718         895,410
        Savings                                                                             435,808        448,865         445,538
        Time                                                                              1,171,181      1,166,002       1,191,773
        Time of $100 or more                                                                183,567        171,161         164,079
-----------------------------------------------------------------------------------------------------------------------------------
              Total deposits                                                              3,153,367      3,216,879       3,080,683
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                       240,583        137,601         137,847
Long-term debt                                                                              403,825        375,576         374,274
Accrued interest, taxes, and expenses payable                                                31,473         31,522          33,042
Other liabilities                                                                            16,134         12,367           7,885
-----------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                           3,845,382      3,773,945       3,633,731
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock
              Authorized: 100,000,000 shares, $2.00 par value
              Issued: 36,990,100; 36,967,572; and 36,938,897, respectively                   73,980         73,935          73,907
        Surplus                                                                              61,800         61,882          61,554
        Retained earnings                                                                   283,265        261,043         255,443
        Accumulated other comprehensive income, net of taxes of $(5,034);
              $3,225 and $4,381 respectively                                                 (9,350)         6,004           8,108
        Less: Treasury stock, (12,612; 65,050; and 64,471 common
              shares at cost, respectively)                                                     187            783             658
-----------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                    409,508        402,081         398,354
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $4,254,890     $4,176,026      $4,032,085
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                       SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                         1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                 $60,813           $61,303          $179,553          $181,706
Interest on investment securities: Taxable                             12,582            12,401            37,358            36,173
                                   Tax-exempt                           1,261             1,450             4,056             4,224
Interest on short-term investments                                        601               743             1,927             3,304
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                            75,257            75,897           222,894           225,407
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
      Interest on deposits:
      Interest-bearing demand                                           6,863             7,298            20,856            21,589
      Savings                                                           2,033             2,560             6,228             7,945
      Time                                                             17,459            19,070            52,126            56,964
Interest on short-term borrowings                                       2,481             1,531             5,384             4,144
Interest on long-term debt                                              6,142             5,750            18,023            16,432
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                           34,978            36,209           102,617           107,074
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                    40,279            39,688           120,277           118,333
Provision for loan and lease losses                                     1,496             1,375             4,214             3,906
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease                 38,783            38,313           116,063           114,427
losses
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                     2,612             2,265             7,278             6,327
Other service charges, commissions, fees                                1,179               846             3,249             3,128
Income from fiduciary-related activities                                1,296               981             2,972             2,834
Gain on sale of mortgages                                                 779             1,218             2,779             3,643
Other operating income                                                  7,047             2,550            11,787             7,465
Investment security gains                                                 858                30               958                91
-----------------------------------------------------------------------------------------------------------------------------------

      Total other income                                               13,771             7,890            29,023            23,488
-----------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                         14,870            15,059            42,657            44,635
Net occupancy expense                                                   2,339             1,933             6,680             6,107
Furniture and equipment expense                                         2,011             2,137             5,806             5,955
Amortization of intangible assets                                         751               970             2,725             3,446
Other operating expenses                                               11,018             9,126            31,142            27,514
-----------------------------------------------------------------------------------------------------------------------------------

      Total other expenses                                             30,989            29,225            89,010            87,657
-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                             21,565            16,978            56,076            50,258
Provision for income taxes                                              6,711             5,400            17,237            15,982
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                            $14,854           $11,578           $38,839           $34,276
-----------------------------------------------------------------------------------------------------------------------------------

Per share information:
      Basic earnings                                                    $0.40             $0.31             $1.05             $0.93
      Diluted earnings                                                  $0.40             $0.31             $1.05             $0.92
      Cash dividends                                                    $0.15             $0.14             $0.45             $0.42
Average shares outstanding: Basic                                      36,974            36,888            36,953            36,868
                                Diluted                                37,134            37,177            37,140            37,190
-----------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine months ended September 30                                                                         1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                                  $38,839                 $34,276
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                                8,826                   9,388
              Provision for loan and lease losses                                                     4,214                   3,906
              Gain on sale of branch offices                                                         (3,352)                      0
              Gain on securities transactions                                                          (958)                    (91)
              Gain on sale of loans                                                                  (2,779)                 (3,643)
              Gain on sale of other real estate owned                                                   (27)                    (15)
              Mortgage loans originated for resale                                                 (148,012)               (211,155)
              Sale of mortgage loans originated for resale                                          161,226                 208,109
              Decrease in accrued interest receivable                                                     3                       6
              Decrease in accrued interest payable                                                   (1,927)                   (329)
              Decrease in accrued expenses and taxes payable                                          1,878                   1,132
              Other, net                                                                              8,546                  (4,898)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                            66,477                  36,686
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                                      14,999                  57,835
        Proceeds from the maturity of investment securities                                         101,355                 234,480
        Purchase of available-for-sale securities                                                  (109,507)               (498,293)
        Purchase of held-to-maturity securities                                                           0                       0
        Net increase in loans and leases                                                           (129,523)                (82,246)
        Capital expenditures                                                                         (4,133)                 (6,625)
        Net cash received on sale of branch deposits                                                (22,381)                      0
        Purchase of insurance products                                                              (50,000)                      0
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                             (199,190)               (294,849)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase/(decrease) in deposits                                                         (41,131)                 39,211
        Net increase in short-term borrowings                                                       102,982                  21,087
        Proceeds from issuance of long-term debt                                                     31,199                 225,000
        Repayment of long-term debt                                                                  (2,950)                (37,147)
        Proceeds from issuance of common stock                                                          846                   1,212
        Cash paid for treasury stock                                                                   (287)                   (440)
        Cash paid for fractional shares                                                                   0                     (38)
        Dividends paid                                                                              (16,617)                (14,845)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                                          74,042                 234,040
-----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                           (58,671)                (24,123)
Cash and cash equivalents at January 1                                                              196,273                 158,718
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                                          $137,602                $134,595
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
        Cash and due from banks                                                                    $104,787                 $85,378
        Short-term investments                                                                       32,815                  49,217
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                                          $137,602                $134,595
-----------------------------------------------------------------------------------------------------------------------------------

     Interest paid on deposits, short-term borrowings, and long-term debt was $104,544 in 1999, and $106,373 in 1998. Income taxes paid were $10,695 in 1999, and $15,307 in 1998. Amounts transferred to other real estate owned were $5,247 in 1999, and $5,976 in 1998.


 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                     COMMON                                RETAINED
Nine Month Periods Ended September 30,                                                STOCK              SURPLUS           EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1998                                                           $49,128              $85,196           $236,012
        Comprehensive income:
              Net income                                                                                                     34,276
              Change in unrealized gain/(loss) on securities, net of
                taxes of $1,925 and reclassification adjustment of $58
-----------------------------------------------------------------------------------------------------------------------------------
                    Total comprehensive income                                                                               34,276
        Common stock issued under
              employee benefit plans                                                    156                1,019
        Effect of three-for-two stock split                                          24,623              (24,661)
        Purchase of treasury stock
        Cash dividends paid:
              By pooled entities                                                                                               (630)
              Per common share of  $0.42                                                                                    (14,215)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1998                                                        $73,907              $61,554           $255,443
-----------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1999                                                           $73,935              $61,882           $261,043
        Comprehensive income:
              Net income                                                                                                     38,839
              Change in unrealized gain/(loss) on securities, net of
                taxes of ($7,909) and reclassification adjustment of $958
-----------------------------------------------------------------------------------------------------------------------------------
                    Total comprehensive income                                                                               38,839
        Common stock issued under
              employee benefit plans                                                     45                  (82)
        Purchase/conversion of treasury stock
        Cash dividends paid:
              Per common share of  $0.45                                                                                    (16,617)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1999                                                        $73,980              $61,800           $283,265
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                ACCUMULATED
                                                                                      OTHER
                                                                              COMPREHENSIVE             TREASURY              TOTAL
Nine Month Periods Ended September 30,                                               INCOME                STOCK             EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1998                                                            $3,825                ($255)          $373,906
        Comprehensive income:
              Net income                                                                                                     34,276
              Change in unrealized gain/(loss) on securities, net of
                taxes of $1,925 and reclassification adjustment of $58                4,283                                   4,283
-----------------------------------------------------------------------------------------------------------------------------------
                    Total comprehensive income                                        4,283                                  38,559
        Common stock issued under
              employee benefit plans                                                                          37              1,212
        Effect of three-for-two stock split                                                                                     (38)
        Purchase of treasury stock                                                                          (440)              (440)
        Cash dividends paid:
              By pooled entities                                                                                               (630)
              Per common share of  $0.42                                                                                    (14,215)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1998                                                         $8,108                ($658)          $398,354
-----------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1999                                                            $6,004                ($783)          $402,081
        Comprehensive income:
              Net income                                                                                                     38,839
              Change in unrealized gain/(loss) on securities, net of
                taxes of ($7,909) and reclassification adjustment of $958           (15,354)                                (15,354)
-----------------------------------------------------------------------------------------------------------------------------------
                    Total comprehensive income                                      (15,354)                                 23,485
        Common stock issued under
              employee benefit plans                                                                         883                846
        Purchase/conversion of treasury stock                                                               (287)              (287)
        Cash dividends paid:
              Per common share of  $0.45                                                                                    (16,617)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1999                                                        ($9,350)               ($187)          $409,508
-----------------------------------------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 1999 and 1998.

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


Susquehanna Bancshares, Inc. and Subsidiaries
INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                       September 30, 1999                    December 31, 1998
                                                                   ----------------------------        -----------------------------
(In thousands)                                                      Amortized cost  Fair value          Amortized cost  Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                                        $28,893        $29,035               $67,043       $67,954
   U.S. Government agencies                                            326,357        321,761               214,841       215,967
   State & municipal                                                    70,240         70,209                70,417        71,990
   Mortgage-backed                                                     420,141        407,879               466,005       466,534
   Corporates                                                           14,338         14,306                34,993        35,392
   Equities                                                             35,129         37,874                29,379        34,070
------------------------------------------------------------------------------------------------------------------------------------
                                                                       895,098        881,064               882,678       891,907
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Treasury                                                             $0             $0                  $500          $500
   State & municipal                                                    39,041         39,581                55,810        56,965
   Mortgage-backed                                                       1,030          1,027                 3,502         3,529
   Corporates                                                               25             25                    25            25
------------------------------------------------------------------------------------------------------------------------------------
                                                                        40,069         40,633                59,837        61,019
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                           $935,167       $921,697              $942,515      $952,926
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 1999, and December 31, 1998, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                        December 31,
(In thousands)                                                                           1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                              $313,501                            $301,385
Real estate - construction                                                            250,687                             256,451
Real estate - mortgage                                                              1,832,256                           1,821,485
Consumer                                                                              401,801                             346,180
Leases                                                                                158,874                             121,684
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                                     $2,957,119                          $2,847,185
------------------------------------------------------------------------------------------------------------------------------------

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of September 30, 1999, and December 31, 1998, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                        December 31,
(Dollars in thousands)                                                                   1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                              $11,835                              $9,437
Impaired loans with a reserve                                                             730                               3,571
------------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                                          $12,565                             $13,008
------------------------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                                               $182                                $591
------------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and nine months periods ended September 30, 1999 and 1998 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                            Nine Months Ended
                                                                  September 30,                                 September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1999           1998                          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                            $13,867        $11,632                       $10,742       $12,239
Interest income on impaired loans (cash-basis)                    42             90                            94           203


Susquehanna Bancshares, Inc. and Subsidiaries
SHORT-TERM BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 1999, and December 31, 1998, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                          December 31,
(In thousands)                                                                           1999                                  1998
------------------------------------------------------------------------------------------------------------------------------------
        Securities sold under repurchase agreements                                  $141,645                               $98,694
        Federal Home Loan Bank borrowings                                              82,100                                33,070
        Treasury tax and loan notes                                                    10,338                                 4,837
        Federal funds purchased                                                         6,500                                 1,000
------------------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                                  $240,583                              $137,601
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at September 30, 1999 and December 31, 1998, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                          December 31,
                                                                                         1999                                  1998
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
        FHLB advances in varying maturities through July, 2011                       $307,773                              $280,054
        Term note due July, 2003                                                       10,000                                10,000
        Term loan notes due June, 2019                                                  1,052                                   512
        Installment note due June, 1999                                                 ---                                      10

Parent:
        Senior notes due February, 2003                                                35,000                                35,000
        Subordinated notes due February, 2005                                          50,000                                50,000
------------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt                                                         $403,825                              $375,576
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 1999,
------------------------------------------------------------------------------------------------------------------------------------
and 1998:
---------

                                                                  For the three months ended September 30,
                                              --------------------------------------------------------------------------------------
                                                              1999                                        1998
                                              --------------------------------------------------------------------------------------
                                                                           Per Share                                   Per Share
                                               Income        Shares          Amount        Income        Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders       $14,854        36,974         $0.40         $11,578        36,888         $0.31

Effect of Diluted Securities:
Incentive stock options outstanding                             160                                        289
                                                            --------                                     ------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                  $14,854        37,134         $0.40         $11,578        37,177         $0.31
------------------------------------------------------------------------------------------------------------------------------------

                                                                  For the nine months ended September 30,
                                              --------------------------------------------------------------------------------------
                                                              1999                                       1998
                                              --------------------------------------------------------------------------------------
                                                                           Per Share                                   Per Share
                                               Income        Shares          Amount        Income        Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders       $38,839        36,953         $1.05         $34,276        36,868         $0.93

Effect of Diluted Securities:
Stock options outstanding                                       187                                         322
                                                             -------                                     -------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                  $38,839        37,140         $1.05         $34,276        37,190         $0.92
------------------------------------------------------------------------------------------------------------------------------------


Susquehanna Bancshares, Inc. and Subsidiaries
COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------
        On December 16, 1998, Susquehanna completed the acquisition of Cardinal Bancorp, Inc. ("CBI"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued
2.048 shares of common stock to the shareholders of CBI for each of the 990,000 outstanding common shares of CBI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of CBI for all periods presented.

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

        Previously reported information has been restated as follows:


                                                                              Three Months Ended September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Susquehanna         CBI             FCB                 Susquehanna
                                                                 As Reported     As Reported     As Reported               Restated
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                $37,150         $1,556            $982                  $39,688
Provision for loan and lease losses                                  1,375             --              --                    1,375
Other income                                                         7,671            156              63                    7,890
Other expense                                                       27,341          1,022             862                   29,225
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                 16,105            690             183                   16,978
Taxes                                                                5,155            206              39                    5,400
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $10,950           $484            $144                  $11,578
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:                                Basic             $0.32          $0.24           $0.14                    $0.31
                                                   Diluted           $0.32          $0.23           $0.14                    $0.31
Average shares outstanding:                        Basic            33,835          2,027           1,026                   36,888
                                                   Diluted          34,001          2,150           1,026                   37,177

                                                                                  Nine Months Ended September 30, 1998
                                                                      Susquehanna       CBI            FCB             Susquehanna
                                                                      As Reported   As Reported    As Reported           Restated
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     $110,907     $4,481          $2,945             $118,333
Provision for loan and lease losses                                        3,860         --              46                3,906
Other income                                                              22,703        587             198               23,488
Other expense                                                             82,074      3,110           2,473               87,657
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                       47,676      1,958             624               50,258
Taxes                                                                     15,256        579             147               15,982
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $32,420     $1,379            $477              $34,276
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:                                Basic                   $0.96      $0.68           $0.47                $0.93
                                                   Diluted                 $0.95      $0.64           $0.47                $0.92
Average shares outstanding:                        Basic                  33,835      2,027           1,006               36,868
                                                   Diluted                34,029      2,155           1,006               37,190

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

                                Earnings Summary
                                ----------------
         Susquehanna's net income for the third quarter of 1999 was $14.9 million, a 28% increase over the net income of $11.6 million reported in the third quarter of 1998. A pre-tax gain of $3.3 million from the sale of two branch offices was realized during the third quarter of 1999. Excluding the gain on sale of branches, net income for the third quarter of 1999 would have increased by 10% over the third quarter of 1998.
         Diluted earnings per share ("EPS") were $0.40 per share for the third quarter of 1999 compared with $0.31 per share in the third quarter of 1998. Return on average assets ("ROA") and return on average equity ("ROE") were 1.40% and 14.61%, respectively, in the third quarter of 1999 compared with 1.14% and 11.74%, respectively, in the third quarter of 1998. For the third quarter of 1999, tangible EPS, ROA and ROE were $0.42, 1.48%, and 16.66%, respectively.
         Net income for the nine months ended September 30, 1999 was $38.8 million, a 13% increase over the net income of $34.3 million reported for the same period of 1998. Excluding the gain on sale of branches, net income for the first nine months of 1999 would have increased by 7% over the same period of 1998. The drop in the cost of interest-bearing liabilities and steady loan growth has improved the net interest income during the first nine months of 1999. The cost on total interest-bearing liabilities dropped from 4.54% during the first nine months of 1998 to 4.16% during the same period of 1999. Excluding the gain on sale of branch offices, non-interest income increased by $2.2 million, or 9%, over 1998.
         Diluted earnings per share ("EPS") were $1.05 per share for the first nine months of 1999 compared with $0.92 per share during the same period of 1998. Return on average assets ("ROA") and return on average equity ("ROE") were 1.25% and 12.88%, respectively, for the nine months ended September 30, 1999 compared with 1.15% and 11.92%, respectively, for the nine months ended September 30, 1998. For the first nine months of 1999, tangible EPS, ROA and ROE were $1.11, 1.33%, and 14.85%, respectively.
          Total assets at September 30, 1999 of $4.3 billion were $223 million higher than one year ago. Loans totaled $3.0 billion at September 30, 1999, compared to $2.8 billion at September 30, 1998, and deposits were $3.2 billion at September 30, 1999, compared to $3.1 billion at September 30, 1998. Equity capital was $410 million at September 30, 1999, or $11.07 per share, compared to $398 million, or $10.79 per share, at September 30, 1998.

                               Net Interest Income
                               -------------------
         The major source of operating revenues is net interest income, which rose to a level of $40.3 million in the third quarter of 1999 compared to $39.7 million for the same period in 1998. For the nine months ended September 30, 1999, net interest income was $120.3 million compared with $118.3 million for the same period of 1998. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds requiring supporting earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.
         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 75% and 83% for the quarters ended September 30, 1999 and 1998, respectively. Net interest income as a percentage of net interest income and other income was 81% and 83% for the nine months ended September 30, 1999 and 1998, respectively.
         Net interest income as of third quarter 1999 increased $0.6 million compared to the third quarter of 1998. This improvement was due to an increase in average earning assets of $139 million offset by a decline in the net interest margin from 4.33% in the third quarter of 1998 to 4.22% in the third quarter of 1999. This decline in margin was due to a 37 basis point drop in earning asset yield that was partially offset by a 36 basis point drop in the cost of funds.

          Net interest income for the nine months ended September 30, 1999 increased $1.9 million over the same period of 1998. An increase in average earning assets of $151 million was offset by a decline in the net interest margin from 4.40% in the first nine months of 1998 to 4.29% during the comparable period of 1999. This decline in margin was due to a 42 basis point drop in yield on earning assets, partially offset by a 38 basis point drop in the cost of funds. This decline, as well as the decline for the quarter noted above, was primarily due to the respective interest rate environments.

                                  Other Income
                                  ------------
         Non-interest income increased $5.9 million, or 75%, from $7.9 million in the third quarter of 1998 to $13.8 million in the third quarter of 1999. Deposit fees and other commissions and fees each increased $0.3 million over the third quarter of 1998. Increased deposit volumes and improved pricing contributed to these increases. Trust income increased $0.3 million in the third quarter of 1999 over the third quarter of 1998. During the third quarter of 1999, Susquehanna Bank, a wholly-owned subsidiary of Susquehanna, sold its two branch offices in Elkton, MD. At the time of the sale, these branches had approximately $23 million in deposits and the transaction resulted in a gain of $3.3 million recorded as other income for Susquehanna.
         For the first nine months of 1999, non-interest income of $29.0 million was $5.5 million higher than the same period of 1998. In addition to the gain on the sale of the two branch offices, other factors that positively influenced the results were: deposit fees up $1.0 million over the prior year; security gains increased by $0.9 million; and income from bank-owned life insurance was up $0.4 million over the same period of 1998.
         Other income as a percentage of net interest income and other income was 25% and 17% for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, other income as a percentage of net interest income and non-interest income was 19% and 17%, respectively.
                                 Other Expenses
                                 --------------
         Total non-interest expenses increased $1.8 million from $29.2 million in the third quarter of 1998 to $31.0 million in the third quarter of 1999. For the nine months ended September 30, 1999, total non-interest expenses increased $1.4 million over the same period in 1998. Salaries and benefits expense decreased $2.0 million in the first nine months of 1999 compared with the first nine months of 1998. This improvement was offset by an increase of $3.6 million in other operating expenses, primarily due to special projects, during the first nine months of 1999.
          During the third quarter of 1999, Susquehanna incurred charges of $0.3 million related to Year 2000 systems remediation compared with $1.2 million in the third quarter of 1998. Total expense, including both 1998 and 1999 expenses, for Year 2000 remediation is $4.2 million at September 30, 1999. For a further discussion on these matters, please see the section herein entitled "Impact of the Year 2000 Issue".
                                  Income Taxes
                                  ------------
         Susquehanna's effective tax rate decreased from 31.80% for the first nine months of 1998 to 30.74% for the first nine months of 1999 due to an increase in tax-advantaged income.

                                   Risk Assets
                                   -----------
         Table 2 shows an increase in non-performing assets from $26.4 million at December 31, 1998 to $27.1 million at September 30, 1999, as non-performing assets to period-end loans and OREO remained at 0.92% at December 31, 1998 and September 30, 1999. Loan loss reserve to non-performing loans at September 30, 1999 was 161% compared with 167% at December 31, 1998.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------
         As illustrated in Table 3, the provision increased to $1.5 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998. For the nine months ended September 30, 1999, the provision was $0.3 million higher than one year ago. Net charge-offs remained at $3.9 million for the same nine month period.

         The allowance at September 30, 1999 was 1.23% of period-end loans and leases compared to 1.30% at September 30, 1998 as period-end loans increased $163 million at September 30, 1999, from one year ago.

                                Capital Resources
                                -----------------
         Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 1999 was 12.72%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at September 30, 1999 was 15.57%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 1999 was 9.24%.

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

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 1999, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $420 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $66 million at September 30, 1999. These maturing investments represent 7% of total investment securities. Short-term investments amounted to $33 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

         Susquehanna's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Renovation (testing), Validation and Implementation. The initial focus within those phases has been on systems and vendors that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. All other business processes were categorized as either significant or ancillary and have also been subject to Y2K remediation programs. As of June 30, 1999, the Awareness, Assessment, Renovation and Validation phases for all business processes (mission critical, significant and ancillary) were completed. The Implementation phase for all business processes (mission critical, significant and ancillary) is also now completed.

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

         Vendors of services to Susquehanna were evaluated for Y2K compliancy. As of June 30, 1999, the evaluation of vendors was completed. All vendors evaluated were determined to be Y2K compliant or alternative vendors were designated. Y2K risk assessments of borrowers and depositors have been conducted. Identified risks are deemed to be nominal.

         Susquehanna believes that it is Year 2000 ready. System testing did reveal a need for business remediation contingency plans for core or other internal processing systems. Exposure to counter-parties and other directly related external vendors was deemed limited and required only nominal contingency planning, such as the designation of an alternative vendor. The greatest risk is believed to be through external parties that are not within Susquehanna's control. A significant electrical failure, for example, may require the company to limit or even eliminate services until power is restored. Backup records will be produced immediately prior to January 1, 2000 to assure an orderly resumption of business if major disruptions occur. Further, business resumption contingency planning has been done throughout the company in order to assure rapid and disciplined approaches to handling any unexpected occurrence.

         Included within the scope of Susquehanna's Year 2000 Action Plan was the assessment of non-information technology systems with embedded chips. Susquehanna's assessment process generally included inventorying such equipment and making a determination as to the Year 2000 readiness status of those items. This assessment has been completed. No Year 2000 modifications or replacements of a material nature were identified for non-information technology systems. As part of the contingency plan Susquehanna has installed additional electric generating capacity at its operations processing center in Lititz, PA.

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

---------------------------------------------------------------------------------------------------------------
                                                                      For the Three Month Period Ended
                                                                             September 30, 1999
---------------------------------------------------------------------------------------------------------------
                                                             Average
                                                             Balance               Interest            Rate (%)
---------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                                     $48,108                    $601              4.96
Investment securities:
      Taxable                                                800,646                  12,582              6.23
      Tax - advantaged                                       113,338                   1,940              6.85
---------------------------------------------------------------------------------------------------------------

   Total investment securities                               913,984                  14,522              6.30
---------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                              2,877,566                  60,113              8.29
      Tax - advantaged                                        48,448                   1,077              8.82
---------------------------------------------------------------------------------------------------------------

   Total loans and leases                                  2,926,014                  61,190              8.30
---------------------------------------------------------------------------------------------------------------

Total interest - earning assets                            3,888,106                 $76,313              7.79
Allowance for loan and lease losses                          (36,228)              ----------------------------
Other non - earning assets                                   363,588
-----------------------------------------------------------------------
Total assets                                              $4,215,466
-----------------------------------------------------------------------

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                             $956,058                  $6,863              2.85
      Savings                                                447,214                   2,033              1.80
      Time                                                 1,343,044                  17,459              5.16
Short - term borrowings                                      201,505                   2,481              4.88
Long - term debt                                             400,587                   6,142              6.08
---------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities                       3,348,408                 $34,978              4.14
Demand deposits                                              424,749               ----------------------------
Other liabilities                                             39,012
---------------------------------------------------------------------

Total liabilities                                         $3,812,169
---------------------------------------------------------------------

Stockholders' equity                                         403,297
---------------------------------------------------------------------

Total liabilities & stockholders' equity                  $4,215,466
---------------------------------------------------------------------

Net interest income/yield on
      average earning assets                                                         $41,335              4.22
                                                                                   ----------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                             For the Three Month Period Ended
                                                                    September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average
                                                     Balance               Interest            Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
------
Short - term investments                             $55,051                 $743               5.35
Investment securities:
      Taxable                                        788,160               12,401               6.24
      Tax - advantaged                               125,362                2,231               7.06
------------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                       913,522               14,632               6.35
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                      2,726,083               60,462               8.80
      Tax - advantaged                                54,592                1,294               9.40
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                          2,780,675               61,756               8.81
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                    3,749,248              $77,131               8.16
Allowance for loan and lease losses                  (36,114)            ----------------------------
Other non - earning assets                           301,301
                                                -------------

Total assets                                       4,014,435
                                                -------------

Liabilities & Equity
--------------------
Deposits:
      Interest - bearing demand                     $898,799               $7,298               3.22
      Savings                                        451,947                2,560               2.25
      Time                                         1,359,080               19,070               5.57
Short - term borrowings                              111,873                1,531               5.43
Long - term debt                                     371,210                5,750               6.15
                                                ------------------------------------------------------------------------------------

Total interest - bearing liabilities               3,192,909              $36,209               4.50
Demand deposits                                      387,199             ----------------------------
Other liabilities                                     42,969
                                                -------------

Total liabilities                                  3,623,077
                                                -------------

Stockholders' equity                                 391,358
                                                -------------

Total liabilities & stockholders' equity           4,014,435
-------------------------------------------------------------

Net interest income/yield on
      average earning assets                                              $40,922               4.33
                                                                        -----------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                 For the Nine Month Period Ended
                                                                    September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                      Average
                                                      Balance               Interest           Rate (%)
                                                 -----------------------------------------------------------------------------------
Assets
Short - term investments                              $53,544                $1,927               4.81
Investment securities:
      Taxable                                         808,250                37,358               6.18
      Tax - advantaged                                119,415                 6,240               6.97
------------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                        927,665                43,598               6.28
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                       2,823,236               177,385               8.40
      Tax - advantaged                                 49,218                 3,335               9.06
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                           2,872,454               180,720               8.41
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                     3,853,663              $226,245               7.85
Allowance for loan and lease losses                   (36,365)          -------------------------------
Other non - earning assets                            341,048
                                                 -------------

Total assets                                       $4,158,346
                                                 -------------

Liabilities & Equity
Deposits:
      Interest - bearing demand                      $970,205               $20,856               2.87
      Savings                                         449,305                 6,228               1.85
      Time                                          1,329,863                52,126               5.24
Short - term borrowings                               154,908                 5,384               4.65
Long - term debt                                      393,205                18,023               6.13
------------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities                3,297,486              $102,617               4.16
Demand deposits                                       417,541           -------------------------------
Other liabilities                                      40,025
                                                 -------------

Total liabilities                                  $3,755,052
                                                 -------------

Stockholders' equity                                  403,294
                                                 -------------

Total liabilities & stockholders' equity           $4,158,346
                                                 -------------

Net interest income/yield on
      average earning assets                                               $123,628               4.29
                                                                        -------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                               For the Nine Month Period Ended
                                                                        September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average
                                                     Balance               Interest            Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                             $80,373                $3,304              5.50
Investment securities:
      Taxable                                        755,361                36,173              6.40
      Tax - advantaged                               121,603                 6,498              7.14
------------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                       876,964                42,671              6.51
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                      2,690,143               179,163              8.90
      Tax - advantaged                                55,409                 3,912              9.44
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                          2,745,552               183,075              8.92
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                    3,702,889              $229,050              8.27
Allowance for loan and lease losses                  (36,162)          ------------------------------
Other non - earning assets                           302,086
                                                  -----------

Total assets                                      $3,968,813
                                                  -----------


Liabilities & Equity
Deposits:
      Interest - bearing demand                     $884,825               $21,589              3.26
      Savings                                        450,271                 7,945              2.36
      Time                                         1,366,114                56,964              5.57
Short - term borrowings                              100,301                 4,144              5.52
Long - term debt                                     353,681                16,432              6.21
------------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities               3,155,192              $107,074              4.54
Demand deposits                                      384,325           ------------------------------
Other liabilities                                     44,857
                                                -------------

Total liabilities                                 $3,584,374
                                                -------------

Stockholders' equity                                 384,439
                                                -------------

Total liabilities & stockholders' equity          $3,968,813
                                                -------------

Net interest income/yield on
      average earning assets                                              $121,976              4.40
                                                                       ------------------------------

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                September 30,             December 31,            September 30,
(Dollars in thousands)                                              1999                     1998                      1998
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                $22,667                  $20,412                   $22,610
        Restructured accrual loans                                    --                      1,201                     1,243
        Other real estate owned                                      4,435                    4,745                     3,839
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $27,102                  $26,358                   $27,692
------------------------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                                      0.92%                    0.92%                     0.99%
Loans and leases contractually
   past due 90 days and still accruing                              $9,791                  $10,531                    $8,560


TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended               Nine Months Ended
                                                                                  September 30,                   September 30,
(Dollars in thousands)                                                        1999           1998              1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                               $36,141         $36,284          $36,157       $36,481
        Additions charged to operating expenses                               1,496           1,375            4,214         3,906
----------------------------------------------------------------------------------------------------------------------------------
                                                                             37,637          37,659           40,371        40,387
----------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                          (1,679)         (1,471)          (5,350)       (4,966)
        Recoveries                                                              507             263            1,444         1,030
----------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                                (1,172)         (1,208)          (3,906)       (3,936)
----------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                        $36,465         $36,451          $36,465       $36,451
----------------------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases(annualized)          0.16%           0.17%            0.18%         0.19%
Allowance as a percent of period-end loans and leases                         1.23%           1.30%            1.23%         1.30%

Average loans and leases                                                 $2,926,014      $2,780,675       $2,872,454    $2,745,552
Period-end loans and leases                                               2,957,119       2,793,908        2,957,119     2,793,908


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

     b). Report on Form 8-K         NONE
         --------------------








         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUSQUEHANNA BANCSHARES, INC.



November 9, 1999
                                         /s/ Robert S. Bolinger
                                         ----------------------
                                         Robert S. Bolinger
                                         President and Chief Executive Officer



November 9, 1999
                                         /s/ Drew K. Hostetter
                                         ---------------------
                                         Drew K. Hostetter
                                         Vice President, Treasurer,
                                         and Chief Financial Officer

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