Form 10-K
period 1999-12-31
SUSQUEHANNA BANCSHARES INC
filed 2000-03-24
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                --------------

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-10674
                                                -----------

                          Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Pennsylvania                                  23-2201716
--------------------------------------------      ------------------------------
       (State or Other Jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                   Identification No.)

 26 North Cedar St., Lititz, Pennsylvania                      17543
--------------------------------------------      ------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (717) 626-4721
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $516,273,439 as of February 29, 2000, based upon the closing price on the Nadsaq National Market reported for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant's common stock as of February 29, 2000, was 39,296,003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2000, are incorporated by reference into Part III.

                                     PART I

Item 1.           Business
------            --------

         General

         Susquehanna Bancshares, Inc. ("Susquehanna") is a multi-state bank holding company headquartered in Lititz, Pennsylvania. As of December 31, 1999, Susquehanna operated as a super-community bank holding company with nine commercial banks, one federal savings bank and two non-bank subsidiaries. As of December 31, 1999, Susquehanna had consolidated assets of $4.3 billion, loans receivable of $3.0 billion, deposits of $3.2 billion and shareholders' equity of $404 million.

         The relative sizes and profitability of Susquehanna's operating subsidiaries as of and for the year ended December 31, 1999, are depicted in the following table: (Dollars in Millions)

--------------------------------------------------------- --------------- ---------------------- ---------------- ------------------

                      Subsidiary*                             Assets        Percent of Total       Net Income       Percent of Total

                      -----------                             ------        ----------------       ----------       ----------------


--------------------------------------------------------- --------------- ---------------------- ---------------- ------------------

Farmers First Bank                                             $1,080               25%                $19                  44%
Farmers & Merchants Bank and Trust                                616               14                   7                  16
First National Trust Bank                                         301                7                   4                   9
Williamsport National Bank                                        246                6                   4                   9
Citizens National Bank of Southern Pennsylvania                   199                5                   3                   7
First American National Bank of Pennsylvania                      139                3                   2                   5
First Capitol Bank                                                109                3                   -                   -
Susquehanna Bank**                                              1,079               25                   9                  21
Equity Bank, National Association***                              336                8                   4                   9
Founders' Bank***                                                 143                3                   2                   5
Susque-Bancshares Leasing Co., Inc. (leasing)                      48                -                   -                   -
Susque-Bancshares Life Insurance Co.
(life insurance)                                                    4                -                   -                   -
Consolidation adjustments, including
Susquehanna, Susquehanna South and
Susquehanna East)                                                  11                1                 (11)                (25)
--------------------------------------------------------- --------------- ---------------------- ---------------- ------------------

                                                   Total       $4,311              100%                $43                 100%
--------------------------------------------------------- --------------- ---------------------- ---------------- ------------------


* Includes operations of wholly-owned subsidiaries.

** Subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. ("Susquehanna South"), a non-operating holding company.

*** Subsidiaries of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares East, Inc. ("Susquehanna East"), a non-operating holding company.

     Susquehanna's depository institution subsidiaries are located in Pennsylvania, Maryland and New Jersey, and provide commercial and retail banking services in central and south central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, Union, Columbia, York and Lycoming Counties; in southeastern Pennsylvania principally in Montgomery, Chester and Delaware Counties; in southwestern Pennsylvania principally in Bedford and Blair Counties; in western Maryland, principally in Allegany, Garrett and Washington Counties; in northwestern, central and southeastern Maryland, including Allegany County, Washington County, Baltimore County, Baltimore City, Carroll County, Harford County, Worcester County, Wicomico County and Anne Arundel County; and in southern New Jersey, principally in Camden, Burlington and Gloucester Counties.

         Susquehanna's non-depository institution subsidiaries provide commercial leasing services in Pennsylvania, New Jersey, Maryland and Delaware and credit life insurance services in central and southeastern Pennsylvania. On February 1, 2000, Susquehanna acquired an additional non-depository institution subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corporation), which provides consumer automobile financing services principally in New Jersey, eastern Pennsylvania, New York and Connecticut. On March 3, 2000, Susquehanna also acquired an additional non-depository institution subsidiary, Valley Forge Asset Management Corp., an asset management company which provides services principally in southeastern Pennsylvania (Philadelphia, Bucks, Montgomery, Delaware and Chester Counties), New Jersey and Delaware.

         As a "super-community" bank holding company, Susquehanna's strategy has been to manage its subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. Susquehanna believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. Consistent with this philosophy, Susquehanna is continuing its program initiated in 1997 to convert all of its subsidiaries to a uniform computer system. Seven of its depository institution subsidiaries were converted to this system by March 31, 1999, with the remaining three to be converted by mid-2000. Through the formation of Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank which became operational in May of 1999, and selection of a uniform processing system, Susquehanna anticipates further integration of its trust department operations. Mortgage banking operations are also expected to undergo increased consolidation. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

         In October of 1999, Susquehanna determined to undertake a detailed process change in the way Susquehanna and its subsidiaries conduct their business. Specifically, it determined to consolidate, outsource and restructure certain back-office operations. The goal of this effort is to improve operational efficiencies, maximize the return on Susquehanna's investment in technology, provide superior customer service and to provide employees with consistent, reliable service support.

         Susquehanna anticipates that detailed restructuring for all centralized functions will be conducted to include the utilization of available technology features, elimination of non-value added steps, documentation of detailed work processes, productivity standards, service standards, staffing models, coordination with Susquehanna compliance and audit personnel to ensure consistency with company policy and revalidation of work processes post implementation. During this process, jobs will be re-defined, processes will be refined and some jobs will be created, relocated or eliminated. Susquehanna subsidiaries will continue to maintain their decision-making autonomy and individual identities. Existing boards of directors will remain in place. The new operating environment will consolidate support functions that are currently provided from multiple locations across the Susquehanna enterprise. Some activities will be outsourced to specialists in their industries, and new technology will be added. See "Management's Discussion and Analysis of Results of Operations and Financial Conditions - Other Expenses" for further discussion.

         As of December 31, 1999, Susquehanna had 130 full-time and 35 part-time employees, and Susquehanna and its subsidiaries, on a consolidated basis, had 1,622 full-time and 300 part-time employees.

         Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

         Business

         Susquehanna, through its subsidiaries, provides a wide range of retail and commercial banking and financial services. Its retail banking business strategy is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. Susquehanna operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania, Maryland and New Jersey. As a result of the development of broad banking relations with its customers, core deposits fund Susquehanna's lending and investing activities almost entirely.

     Susquehanna's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

     Susquehanna also offers credit cards, and in 1996 introduced a check card in Pennsylvania and Maryland. As of December 31, 1999, there were over 89,000 active debit cards.

     The acquisition of certain Maryland thrifts in 1995 and 1996 substantially enhanced Susquehanna's mortgage origination and mortgage banking capabilities. The consolidation in 1996 of several mortgage operations into Susquehanna Mortgage Company (formerly known as "Atlantic First Mortgage Company"), a mortgage subsidiary of Susquehanna Bank, further enhanced the expansion of Susquehanna's mortgage banking operations in its Maryland and Pennsylvania markets.

     Susquehanna's consolidated commercial lending operations include commercial, financial and agricultural lending (11% of the total loan portfolio at December 31, 1999), real estate construction lending (9%), and commercial mortgage lending (20%). Loans originated by each subsidiary are subject to central review and uniform Susquehanna credit standards. Nearly all of Susquehanna's loans are concentrated in the markets served by its subsidiary commercial and savings banks.

     Certain of Susquehanna's subsidiary depository institutions, namely Farmers First Bank, through its subsidiary, Susquehanna Trust & Investment Company, Citizens National Bank of Southern Pennsylvania, First National Trust Bank, Williamsport National Bank and Farmers & Merchants Bank and Trust also render services as trustee, executor, administrator, guardian, managing agent, custodian and investment advisor and perform other fiduciary activities authorized by law.

     Through its subsidiary, Susque-Bancshares Life Insurance Co., Susquehanna offers certain credit related insurance products. Susquehanna also offers certain leasing services through its subsidiary Susque-Bancshares Leasing Co., Inc., and its wholly owned subsidiary, Susquebanc Lease Co. Susquehanna expanded its leasing service capabilities through its acquisition in February of 2000 of Hann Financial Service Corporation, which provides comprehensive consumer automobile financing services.

     In 1999, Susquehanna also acquired a less than 5% equity interest in AExpert, Inc., and entered into an arrangement with its wholly-owned subsidiary, AExpert Advisory, Inc. AExpert Advisory, Inc. is a registered investment advisor and offers fee-based management account services combining its proprietary computer-based market-timing forecasting tool with certain mutual funds. Susquehanna and certain of its subsidiaries share the fees received by AExpert Advisory, Inc. in connection with the accounts specifically referred to it by them. Susquehanna's subsidiaries also have similar referral fee arrangements with other non-affiliated investment advisors/broker-dealers. Through Susquehanna's acquisition of Valley Forge Asset Management Corp. in March of 2000, which represented Susquehanna's first acquisition of an investment advisory services corporation, Susquehanna and its subsidiaries expect to be able to offer a broader range of investment advisory, asset management and brokerage services to its customers.

     On February 4, 2000, Farmers First Bank and First Capitol Bank, both wholly-owned subsidiaries of Susquehanna, signed an Agreement and Plan of Merger pursuant to which First Capitol Bank will be merged with and into Farmers First Bank. Farmers First Bank will be the surviving institution in the merger and will continue its existence as a bank and trust company under Pennsylvania law with its present name. The merger is currently pending approval of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC") and is expected to be completed in the first half of 2000.

     Susquehanna and its subsidiaries do not have any portion of their business dependent upon a single or limited number of customers, the loss of which would have a material adverse effect on their business; no substantial portion of their loans or investments are concentrated within a single industry or group of related industries. The businesses of Susquehanna and its subsidiaries are not seasonal in nature.

     Susquehanna contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks or savings associations or other entities permitted by applicable law. Susquehanna may acquire state and national banks whose principal business activities are in Pennsylvania and in states which have not opted out of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (as described below). Susquehanna may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, which includes savings associations. Any acquisition by Susquehanna may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, its shareholders.

     Recent Acquisitions

     Hann Financial Service Corporation. On February 1, 2000, Susquehanna
     ----------------------------------
completed the acquisition of Boston Service Company, Inc., t/a Hann Financial Service Corporation ("Hann"), a New Jersey chartered business corporation headquartered in Jamesburg, New Jersey. The acquisition of Hann was completed through the exchange of 2,360,000 shares of Susquehanna common stock for all the outstanding capital stock of Hann. The transaction qualified for pooling of interests accounting treatment.

     Hann is engaged in consumer automobile financing which involves marketing and origination services, structuring and placement of lease financing arrangements and retail installment sales contracts and acting as an intermediary between automobile dealers and financial institutions.

     As of February 1, 2000, the date of Susquehanna's acquisition of Hann, Hann had total assets of $607 million, total shareholder's equity of $11 million and serviced over $800 million in automobile related receivables.

     Valley Forge Asset Management Corp. On March 3, 2000, Susquehanna completed
     -----------------------------------
the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania business corporation headquartered in King of Prussia, Pennsylvania.

     VFAM and its predecessor companies have been in business as a broker-dealer and investment adviser since 1970. The firm is registered under the federal Securities Exchange Act of 1934 and the Investment Advisers Act of 1940. It is a member of the National Association of Securities Dealers. All of its business activity is related directly or indirectly to managing client investment portfolios on a fully discretionary basis.

     As of March 3, 2000, the date of Susquehanna's acquisition of VFAM, VFAM had approximately $900 million assets under management.

     Other than as described above, Susquehanna currently has no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

     Supervision and Regulation

     General. Susquehanna is a bank holding company registered with the Board of
     -------
Governors of the Federal Reserve System ("Board") and is subject to regulation under the Bank Holding Company Act of 1956, as amended. This law (the "BHC Act") requires prior approval of an acquisition of assets or of ownership or control of voting shares of any bank if the acquisition would give Susquehanna more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies which Susquehanna may acquire.

     Susquehanna's commercial and federal savings bank subsidiaries are also subject to regulation and supervision. Farmers First Bank, a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the FDIC. Founders' Bank and First Capitol Bank are state member banks subject to regulation and periodic examination by the Board and the Pennsylvania Department of Banking. Citizens National Bank of Southern Pennsylvania, First National Trust Bank, Williamsport National Bank, First American National Bank of Pennsylvania and Equity Bank, National Association, are national banks and are subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"). Farmers & Merchants Bank and Trust, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission and the FDIC. Susquehanna Bank, a federal savings bank, is subject to regulation and periodic examination by the Office of Thrift Supervision (the "OTS"). Susquehanna South is also subject to supervision and regulation by the OTS as a savings and loan holding company. Because Susquehanna is a bank holding company, all of its subsidiaries are subject to examination by the Board even if not otherwise regulated by the Board.

     Consistent with the requirements of the BHC Act, Susquehanna's only lines of business in 1999 consisted of providing to its customers commercial banking, thrift and other banking-related services and products. These included commercial banking through its nine subsidiary banks, thrift activities through its federal savings bank subsidiary, credit life insurance through another subsidiary and leasing operations through an additional subsidiary. Of these activities, however, commercial banking and savings activities accounted for more than 97% of Susquehanna's gross revenues in each of 1998 and 1999.

     Regulations governing Susquehanna and its subsidiary depository institutions restrict extensions of credit by such institutions to Susquehanna and, with some exceptions, the other Susquehanna affiliates. For these purposes, extension of credit include loans and advances to and guarantees and letters of credit on behalf of Susquehanna and such affiliates. These regulations also restrict investments by Susquehanna's depository institution subsidiaries in the stock or other securities of Susquehanna and the covered affiliates as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Susquehanna.

     Susquehanna's commercial and savings bank subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

     Financial Modernization Legislation. In late 1999, Congress enacted the
     -----------------------------------
Gramm-Leach-Bliley Act (the "GLB Act") to modernize the legal structure of the U.S. financial services industry. The GLB Act permits a bank holding company, all of whose depository institution subsidiaries meet certain tests (discussed below), to elect to become a "financial holding company" (an "FHC"). The Susquehanna depository institutions meet these tests, and Susquehanna recently elected to become an FHC.

     As an FHC, Susquehanna will be permitted to engage, directly or through subsidiaries, in a wide variety of activities not previously allowed to it which are financial in nature or are incidental or complimentary to a financial activity. Susquehanna may still engage in all of the activities previously allowed to it, whether or not presently conducted. The new activities additionally permitted to Susquehanna as an FHC (if it so determines to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Board approval and with only notice to the Board after the fact.

     The GLB Act also generally permits well-capitalized national banks with proper regulatory approval (and, if state law permits, state chartered banks as well), to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a nonbank subsidiary.

     As an FHC, Susquehanna will generally be subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve its full flexibility as an FHC. On the other hand, as an FHC, Susquehanna, unlike traditional bank holding companies, will be permitted to embark on several new types of activities and several additional types of acquisitions without Board approval and with only notice afterward. To qualify as an FHC, Susquehanna had to certify that all of its commercial and savings bank subsidiaries were well-capitalized and well-managed and were rated "satisfactory" or better in their most recent Community Reinvestment Act ("CRA") examinations.

     An FHC ceasing to meet these standards will be subject to a variety of restrictions, depending on the nature of the problem. If the Board determines that any of the FHC's subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the FHC. Until compliance is restored, the Board has broad discretion to impose appropriate limitations on the FHC's activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions.

     The potential restrictions are different if the lapse pertains to the CRA requirement. In that case, until all the subsidiary institutions are restored to at least "satisfactory" CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the new activities permissible under the GLB Act nor make additional acquisitions of companies engaged in the new activities. However, completed acquisitions and new activities and affiliations previously begun are left undisturbed, as the GLB Act does not require divestiture for this type of problem.

     Capital Adequacy. Under the risk-based capital requirements applicable to
     ----------------
them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% to be "well-capitalized"). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, after deducting goodwill and certain other intangibles ("tier 1 capital"). The remainder of total capital ("tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance. At December 31, 1999, Susquehanna's tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 12.7% and 15.6%, respectively.

     The Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage amounts") equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Board's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board will continue to consider a "tangible tier 1 leverage ratio" (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Board has not advised Susquehanna of any specific minimum leverage ratio applicable to it. At December 31, 1999, Susquehanna's leverage ratio was 9.1%.

     Susquehanna's subsidiary depository institutions are all subject to similar capital standards promulgated by their respective federal regulatory agencies. No such agency has advised any of Susquehanna's subsidiary institutions of any specific minimum leverage ratios applicable to it.

     FDICIA Capital Categories. The Federal Deposit Insurance Corporation
     -------------------------
Improvement Act of 1991 ("FDICIA") requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements. Currently, all of Susquehanna's depository institution subsidiaries qualify as well-capitalized.

     Cross Guarantees. Susquehanna's subsidiary commercial and federal savings
     ----------------
bank subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Susquehanna as the common parent. While the FDIC's cross-guaranty claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

     Source of Strength Doctrine. Under Board policy, a bank holding company is
     ---------------------------
expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. Consistent with this policy, the Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

     Interstate Banking and Branching. Under the Pennsylvania Banking Code of
     --------------------------------
1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, abroad.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. The same Act generally permits the federal banking agencies to approve merger transactions resulting in the creation of branches by banks outside their home states and permits the OCC to authorize the creation by national banks of branches outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania, New Jersey, Ohio and West Virginia have enacted legislation authorizing such "de novo" branching by banks located in states offering reciprocal treatment to their institutions. Maryland has as well, but without the requirement of reciprocity. Delaware and New York do not allow de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Qualifying federal savings associations are also generally permitted to establish interstate branches. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which Susquehanna now operates.

     Regulation of Nonbank Subsidiaries. Susquehanna has four direct non-bank
     ----------------------------------
subsidiaries, all wholly-owned: Susque-Bancshares Life Insurance Company ("SBLIC"), a reinsurance company, Susque-Bancshares Leasing Co., Inc. ("SBLC"), a leasing company, Hann, a consumer automobile financing and leasing company, and VFAM, an investment advisory firm. SBLIC is organized under Arizona law to operate as a credit life, health and accident reinsurer to the extent permitted by Pennsylvania law. SBLIC is regulated by the Arizona Department of Insurance and is subject to periodic review by that Department. SBLC is organized under the laws of the Commonwealth of Pennsylvania and owns a single leasing company subsidiary with commercial finance powers. Hann is organized under New Jersey law and is also authorized to do business in Pennsylvania, New York and Connecticut. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. VFAM is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the "SEC") as an investment advisor under the Investment Advisers Act of 1940, and is licensed under the state securities laws of 17 states. VFAM is also a registered broker-dealer, is a member of the National Association of Securities Dealers (the "NASD") and is registered in Canada as an International Advisor.

     Privacy. The new GLB Act has provisions intended to increase the level of
     -------
privacy protection afforded to customers of financial institutions, including the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act's elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions will require institutions to have in place administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act will also require institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution's privacy policies. Although these provisions of the GLB Act will result in important operational modifications within all affected financial institutions, Susquehanna included, they are not expected to have a material effect on the operating results of Susquehanna and its subsidiaries.

     Environmental Impact Statement. Compliance by Susquehanna and its
     ------------------------------
subsidiaries with federal, state and local environmental protection laws during 1999 had no material effect upon capital expenditures or earnings or upon the competitive position of Susquehanna and its subsidiaries and is also not expected to materially affect such expenditures, earnings or competition during 2000.

     Pending Legislation. From time to time, legislation is proposed for
     -------------------
enactment before the United States Congress and before the Pennsylvania General Assembly which could result in various changes in the laws and regulations applicable to Susquehanna and its subsidiaries. It is not possible at this time to predict if or when any such legislation might become law or the extent to which it might affect the business or competitive status of Susquehanna and its subsidiaries.

     National Monetary Policy. In addition to being affected by general economic
     ------------------------
conditions, the earnings and growth of Susquehanna and its subsidiaries are affected by the policies of regulatory authorities, including the OCC, the Board, the FDIC, the OTS, the SEC, the NASD and state agencies. An important function of the Board is to regulate the money supply and credit conditions. Among the instruments used by the Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies and regulations of the Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of Susquehanna and its subsidiaries cannot be predicted.

     Competition

     Bank and financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services. Susquehanna and its subsidiaries are subject to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other financial services companies.

     The recently enacted GLB Act has liberalized many of the regulatory restrictions previously imposed on Susquehanna and its subsidiaries. Further legislative proposals are pending or may be introduced which could further effect the financial services industry. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such a proposal would have on the competitive positions of Susquehanna in its market place.

     As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, the consolidation within the banking industry has had a significant competitive effect on Susquehanna and its markets. At present, Susquehanna and its subsidiary depository institutions compete with numerous super-regional institutions with significantly greater resources and assets which conduct banking business throughout the region.

     Business Trends

     Current business trends include an increasing interest rate environment, a relatively strong and diverse local economy and continuing consumer confidence.

     While conditions are presently stable, a variety of factors (e.g., any substantial rise in the inflation or unemployment rates), may effect such stability, both in Susquehanna's markets as well as national markets. Susquehanna will continue its emphasis on control of funding costs and lending rates to effectively maintain profitability. In addition, Susquehanna will seek relationships which can generate fee income which is not directly tied to lending relationships. Susquehanna anticipates that this approach will help dampen its earnings fluctuations which are driven by movement in interest rates, business and consumer loan cycles, and local economic factors.

     Executive Officers

     The executive officers of Susquehanna, their ages and their positions with Susquehanna, is set forth in the following table:

Name                                     Age         Title
----                                     --          -----
Robert S. Bolinger(1)(2)                 63          Chairman of the Board and Chief Executive Officer
William J. Reuter(3)                     50          President
Gregory A. Duncan(4)                     44          Executive Vice President
Drew K. Hostetter(5)                     45          Senior Vice President, Treasurer and Chief Financial Officer
William T. Belden(6)                     50          Vice President
Frederick W. Bisbee(7)                   61          Vice President
Richard M. Cloney(1) (8)                 58          Vice President
Charles L. Luppert(9)                    58          Vice President
Peter C. Zimmerman(10)                   53          Vice President

(1) Robert S. Bolinger and Richard M. Cloney are also principal executive officers of Farmers First Bank and have been employed by that subsidiary bank in substantially equivalent positions for more than the past five years.

(2) Mr. Bolinger has also served as a principal executive officer of Susquehanna South since its inception in 1994, and has also been a principal executive officer of Susquehanna East since its inception in 1997.

(3) William J. Reuter was appointed Senior Vice President of Susquehanna on January 21, 1998 and promoted to President of Susquehanna on January 19, 2000. He is also the principal executive officer of Farmers & Merchants Bank and Trust and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years. In 1996 Mr. Reuter was named an executive officer of Susquehanna South, and in 1997, its wholly-owned subsidiary, Susquehanna Bank.

(4) Gregory A. Duncan was also the principal executive officer of Citizens National Bank of Southern Pennsylvania until September 1, 1999, and had been employed by that subsidiary bank in a substantially equivalent position since 1992. He was appointed Senior Vice President - Administration, of Susquehanna on January 21, 1998 and promoted to his current position on January 19, 2000. He was also appointed President of SBLIC on June 14, 1999 and Secretary of SBLC on July 15, 1998.

(5) Drew K. Hostetter was appointed Assistant Treasurer of Susquehanna in 1995, was promoted to Treasurer in 1996 and promoted to Vice President, Treasurer and Chief Financial Officer in 1998. He was promoted to his current position on January 19, 2000. Mr. Hostetter was also appointed Treasurer and Assistant Secretary of Susquebanc Lease Co. on September 17, 1998 and Assistant Treasurer of Susquehanna East on April 18, 1997.

Prior to joining Susquehanna, Mr. Hostetter served as Senior Vice President and Corporate Controller of MNC Financial, Baltimore, Maryland, from 1990 to 1994.

(6) William T. Belden is also a principal executive officer of Farmers First Bank, having been appointed as President and Chief Operating Officer in 1995 and promoted to President and Chief Executive Officer on March 22, 1999.

(7) Frederick W. Bisbee is also the President Emeritus of First National Trust Bank, having been appointed to that position on January 1, 2000. Prior to that, he served as the principal executive officer of that subsidiary bank for more than the past five years. He has also been a Vice President of SBLIC since 1992.

(8) Mr. Cloney is also a Vice President of SBLIC, having been appointed to that position in 1984, the President of SBLC, having been appointed to that position in 1986, and the President and Chief Executive Officer of Susquebanc Lease Co., a Susquehanna subsidiary, having been appointed to that position in 1988.

(9) Charles W. Luppert is also the principal executive officer of Williamsport National Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years.

(10) Mr. Zimmerman is also an Executive Vice President of Susquehanna East, having been appointed to that position on April 1, 1998, and the Vice Chairman of Equity Bank, National Association, a Susquehanna subsidiary, having been appointed to that position on April 22, 1998. He was also appointed President and Chief Executive Officer of Susquehanna Trust & Investment Company, also a Susquehanna subsidiary, in May of 1999. Prior to joining Susquehanna, Mr. Zimmerman was the President and Chief Operating Officer of Financial Trust Corp. from 1995 to 1997 and the President and Chief Executive Officer of Financial Trust Company in 1997.

     There are no family relationships among the executive officers of Susquehanna nor are there any arrangements or understandings between any of them and any other person pursuant to which any of them was selected an officer of Susquehanna.

Item 2.        Properties
-------        ----------

     Susquehanna reimburses its subsidiaries for space and services utilized. It also leases office space located at Topflight Airpark, Showalter Road, Hagerstown, Maryland for its new loan servicing center, and office space located at 701 South Broad Street, Lititz, Pennsylvania, for its Audit, Human Resources, Loan Review, Marketing and Sales Support departments.

     Susquehanna's subsidiary depository institutions operate 120 full-service branches, 20 limited-service branches and 38 free-standing automated teller machines. The depository institutions own 80 of the branches and lease the remaining 60. Ten additional locations are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

     As of December 31, 1999, the offices (including executive offices) of Susquehanna's depository institution subsidiaries, were as follows:


                                                                 Executive Office    Location of Offices
Subsidiary                      Location of Executive Office     Owned/Leased        (including executive office)
----------                      ----------------------------     ------------        ----------------------------
Farmers First Bank              9 East Main Street               Owned               29 full-service and 11
                                Lititz, Pennsylvania                                 limited-service banking offices
                                                                                     in Lancaster and York Counties,
                                                                                     Pennsylvania

Citizens National Bank of       35 North Carlisle Street         Owned               7 full-service banking offices in

                                                                 Executive Office    Location of Offices
Subsidiary                      Location of Executive Office     Owned/Leased        (including executive office)
----------                      ----------------------------     ------------        ----------------------------

Southern Pennsylvania           Greencastle, Pennsylvania                            Franklin County, Pennsylvania

First National Trust Bank       400 Market Street                Owned               11 full-service and 1
                                Sunbury, Pennsylvania                                limited-service banking offices
                                                                                     in Northumberland, Snyder,
                                                                                     Columbia and Union Counties,
                                                                                     Pennsylvania

Williamsport National Bank      329 Pine Street                  Owned               6 full-service and 1 limited
                                Williamsport, Pennsylvania                           service banking offices in
                                                                                     Lycoming County, Pennsylvania

Farmers & Merchants Bank and    59 West Washington Street        Owned               22 full-service and 6 limited
Trust                           Hagerstown, Maryland                                 service banking offices in
                                                                                     Washington, Allegany and
                                                                                     Garrett Counties, Maryland

Susquehanna Bank                100 West Road                    Leased              21 full-service banking offices
                                Towson, Maryland                                     located in Baltimore City and
                                                                                     Baltimore, Harford, Anne
                                                                                     Arundel, Carroll, Worcester and
                                                                                     Wicomico Counties, Maryland

First American National Bank    140 East Main Street             Owned               5 full-service banking offices
of Pennsylvania                 Everett, Pennsylvania                                in Bedford and Blair Counties,
                                                                                     Pennsylvania

Equity Bank, National           8000 Sagemore Drive              Leased              11 full-service and 1
Association                     Suite 8101                                           limited-service banking offices
                                Marlton, New Jersey                                  in Camden, Gloucester and
                                                                                     Burlington Counties, New Jersey

Founders' Bank                  101 Bryn Mawr Avenue             Leased              3 full-service banking offices
                                Bryn Mawr, Pennsylvania                              in Montgomery, Chester and
                                                                                     Delaware Counties, Pennsylvania

First Capitol Bank              2951 Whiteford Road              Leased              5 full-service banking offices
                                York, Pennsylvania                                   in York County, Pennsylvania


     The executive offices of Hann, a non-depository institution subsidiary of Susquehanna that was acquired on February 1, 2000, are located at One Centre Drive, Jamesburg, New Jersey. Hann leases both this facility and a second facility located at 1051 North Black Horse Pike, Williamstown, New Jersey.

     The executive offices of VFAM, another non-depository institution subsidiary of Susquehanna that was acquired on March 3, 2000, are located at 120 South Warner Road, King of Prussia, Pennsylvania. VFAM leases this facility.

Item 3.           Legal Proceedings.
------            -----------------

         There are no material proceedings to which Susquehanna or any of its subsidiaries are a party or by which they, or any of them, are threatened. All legal proceedings presently pending or threatened against Susquehanna and its subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved and are not material in respect to the amount in controversy.

Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------

Item 5.   Market for Susquehanna Capital Stock and Related Shareholder Matters.
------    --------------------------------------------------------------------

     Susquehanna common stock is listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the quarterly high and low bid prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 1998 and 1999, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                                  Price Range Per Share*
                                                  ----------------------
--------------------------------------------------------------------------------
                                         Cash
                                         ----
                                       Dividends
                                      ---------
   Year           Period                 Paid       Low Bid          High Bid
   ----           ------                 ----       -------          --------

   1998     1st Quarter                  $.14        $21.67           $26.00
                  Common
            2nd Quarter                   .14         22.67            26.08
                  Common
            3rd Quarter                   .14         17.88            26.75
                  Common
            4th Quarter                   .15         15.50            22.75
                  Common

   1999     1st Quarter                  $.15        $16.50           $21.25
                  Common
            2nd Quarter                   .15         17.00            19.38
                   Common
            3rd Quarter                   .15         15.75            18.50
                  Common
            4th Quarter                   .17         14.88            18.25
                  Common
----------- ------------------- -------------- ------------- ----------------
*Prices and dividends have been adjusted to reflect Susquehanna's three-for-two stock split paid on July 1, 1998 to shareholders of record on June 15, 1998.

     As of February 29, 2000, there were 6,700 record holders of Susquehanna common stock.

     Dividends paid by Susquehanna are provided from dividends paid to it by its subsidiaries. Susquehanna's ability to pay dividends is largely dependent upon the receipt of dividends from its bank and savings bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Farmers First Bank, the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust, the National Bank Act in the case of First National Trust Bank, Williamsport National Bank, Citizens National Bank of Southern Pennsylvania, Equity Bank, National Association and First American National Bank of Pennsylvania, the Federal Reserve Act in the case of Founders' Bank and First Capitol Bank, and the Home Owners Loan Act in the case of Susquehanna Bank and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of VFAM to pay dividends to Susquehanna. In addition to the specific restrictions, summarized below, the banking, thrift and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

     The Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

     For national banks and state-chartered banks which are members of the Federal Reserve System (like Founders' Bank and First Capitol Bank), the approval of the applicable federal regulatory agency is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year exceeds the current year's retained net income combined with the retained net income for the two preceding years. "Retained net income" for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

     Dividends payable by a Pennsylvania state-chartered bank are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank's surplus equals the amount of its capital (a requirement presently satisfied in the case of all of the Pennsylvania state bank subsidiaries of Susquehanna). Furthermore, a Pennsylvania bank may not pay a dividend if the payment would result in a reduction of the surplus available to the bank.

     A Maryland state-chartered bank may pay dividends out of undivided profits or, with the approval of the Maryland Bank Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings.

     As indicated above, Susquehanna looks to distributions from Susquehanna Bank (along with the other Susquehanna operating subsidiaries) as the source of funds to distribute as dividends. However, federal regulations impose restrictions on dividend payments by savings institutions which converted from the mutual to stock form of ownership and were federally insured at the time of the conversion, as was the case with the two predecessors of Susquehanna Bank, the former Atlantic Federal Savings Bank ("Atlantic Federal") and Reisterstown Federal Savings Bank ("Reisterstown Federal"). Upon their conversion to stock form, mutual savings institutions are required by regulation to establish a "liquidation account" by restricting a portion of their net capital for the benefit of eligible savings account holders who continue to maintain their savings accounts with the institution after the conversion. In the event of a subsequent complete liquidation of the institution (and only in such event), each savings account holder who continues to maintain a savings account would be entitled to receive a distribution from the liquidation account after payment to all creditors, but before any liquidation distribution with respect to the institution's capital stock. This account is proportionally reduced for any decreases in the eligible holder's savings accounts. Susquehanna Bank has succeeded to the liquidation account obligations of Atlantic Federal and Reisterstown Federal.

     Under federal regulations, savings institutions such as Atlantic Federal and Reisterstown Federal which have converted from mutual form may not declare or pay a cash dividend on common stock if the dividend would cause the institution's capital to be reduced below the amount required for the maintenance of the liquidation account or for regulatory capital requirements generally.

     Savings associations such as Susquehanna Bank are subject to federal regulatory limitations on the amount of cash dividends they may pay, depending on the level of their regulatory capital in relation to regulatory capital requirements. At present, Susquehanna Bank may, after notice to but without approval of the OTS, make capital distributions during a calendar year of up to 100% of its year to date net income plus such additional amounts as would not reduce by more than one-half its surplus capital at the beginning of the calendar year, or, if greater, 75% of its net income for the most recent four-quarter period. However, the OTS has overriding authority to prohibit an otherwise permissible cash dividend proposed to be made by a federal savings bank if the OTS determines that the distribution would result in an unsafe or unsound practice.

     The capital requirements applicable to federal savings banks require them to maintain tangible capital of at least 1.5% of adjusted total assets, a leverage ratio or core capital of at least 3% of adjusted total assets, and overall risk-based capital of at least 8% of total risk-weighted assets. For these purposes, tangible capital consists of common stockholder's equity net of certain intangible assets phased out over several years, and core capital consists of tangible capital augmented by "supervisory" goodwill and certain other items. The risk-based capital requirement involves the risk weighting of various classes of assets (including the asset equivalent of certain commitments and obligations) and is comparable to the risk-based capital regimen applicable to banks.

     The capital rules applicable to federal savings banks include provisions intended to measure the sensitivity of the institution's portfolio market values to hypothetical shifts in market interest rates. If interest rate risk is found to exist at levels above certain thresholds prescribed by these rules, an additional level of capital is required. Susquehanna Bank has not to date been required to maintain additional capital as a result of the interest rate risk component of the risk-based capital rule.

     Within the regulatory restrictions described above, each of the commercial and federal savings bank subsidiaries of Susquehanna presently has the ability to pay dividends and at December 31, 1999, $56.8 million in the aggregate was available for dividend distributions during calendar 2000 to Susquehanna from its commercial and savings bank subsidiaries without regulatory approval. Susquehanna presently expects that cash dividends will continue to be paid by its subsidiaries in the future at levels comparable with those of prior years.

Item 6.           Selected Financial Data.
------            -----------------------

                  See Page 18.

Selected Financial Data


Dollars in thousands, except per share
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                          1999           1998           1997          1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                             $  299,770     $  300,842     $  282,011     $  269,313     $  222,475
Interest expense                                               138,848        142,713        126,852        120,959         97,563
Net interest income                                            160,922        158,129        155,159        148,354        124,912
Provision for loan and lease losses                              7,200          5,333          4,731          4,989          5,323
Other income                                                    39,979         31,188         24,651         22,900         17,775
Other expenses                                                 131,882        118,064        112,763        117,099         94,424
Income before taxes                                             61,819         65,920         62,316         49,166         42,940
Net income                                                      43,397         45,163         42,734         33,260         30,523
Cash dividends declared on common stock                         22,918         20,132         18,371         16,226         13,156
Dividend payout ratio                                             52.8%          44.6%          43.0%          48.8%          43.1%

Per Common Share Amounts*
-----------------------------------------------------------------------------------------------------------------------------------
Net income--basic                                           $     1.17     $     1.22     $     1.18     $     0.92     $     0.93
          --diluted                                               1.17           1.21           1.17           0.92           0.93
Cash dividends declared on common stock                           0.62           0.57           0.55           0.52           0.49

Financial Ratios
-----------------------------------------------------------------------------------------------------------------------------------
Return on average total assets                                    1.04%          1.13%          1.18%          0.96%          1.07%
Return on average stockholders' equity                           10.73          11.62          12.13          10.14          11.27
Net interest margin                                               4.27           4.36           4.72           4.72           4.85
Average stockholders' equity to average assets                    9.66           9.70           9.74           9.46           9.48

Tangible Operating Results
-----------------------------------------------------------------------------------------------------------------------------------
Tangible net income                                         $   46,372     $   47,415     $   45,709     $   36,077     $   31,750
Tangible earnings per share                                       1.25           1.29           1.26           1.00           0.97
Return on tangible average shareholders' equity                  12.48%         13.41%         15.46%         13.31%         12.93%
Return on tangible average assets                                 1.12           1.19           1.26           1.04           1.11

Year-End Balances
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                $4,310,606     $4,176,026     $3,762,469     $3,558,414     $3,034,182
Investment securities                                          912,048        951,744        723,745        729,234        766,073
Loans and leases, net of unearned income                     2,995,152      2,847,185      2,714,779      2,483,371      1,967,061
Deposits                                                     3,180,520      3,216,879      3,041,466      2,933,301      2,511,104
Total borrowings                                               674,921        513,177        294,758        229,574        158,676
Stockholders' equity                                           404,390        402,081        373,906        337,040        317,002

Selected Share Data*
-----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                          37,023         36,902         36,915         36,035         35,511
Average common shares outstanding--basic                        36,960         36,868         36,296         35,989         32,645
                                 --diluted                      37,137         37,188         36,551         36,067         32,714
At December 31:
 Book value per share                                       $    10.92     $    10.91     $    10.14     $     9.38     $     8.95
 Market price per common share                                   15.88          20.47          25.50          15.39          11.78
 Common stockholders                                             6,719          6,661          6,237          5,693          5,759

* Amounts adjusted for the three-for-two stock splits in July 1997 and 1998.

Item 7.         Management's Discussion and Analysis of Results of Operations
------          -------------------------------------------------------------
                and Financial Condition
                -----------------------

                See Pages 20-34.

Management's Discussion and Analysis
of Results of Operations and Financial Condition

The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries: Farmers First Bank; Farmers & Merchants Bank and Trust; First American National Bank of Pennsylvania; First Capitol Bank; First National Trust Bank; Williamsport National Bank; Citizens National Bank of Southern Pennsylvania; Susquehanna Bancshares East, Inc. and its commercial bank subsidiaries Equity Bank, N.A., and Founders' Bank; Susquehanna Bancshares South, Inc. and its savings bank subsidiary Susquehanna Bank; Susque-Bancshares Leasing Co., Inc.; and Susque-Bancshares Life Insurance Company.
   Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, future income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to, general economic conditions in market areas which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructurings; technological changes; changes in consumer spending and saving habits; and the success of Susquehanna in managing the risks involved in the foregoing.
RESULTS OF OPERATIONS
Summary of 1999 Compared to 1998
Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 1999 and 1998. These transactions are described in the following paragraphs.
   On January 24, 2000, Susquehanna announced that it recognized $10.8 million of pre-tax special charges relating to the consolidation of Susquehanna's back office operations and a special bonus. The restructure charge of $7.4 million represents severance, employee and employment assistance services, consulting, and asset write-offs related to a reduction in the work force. This reduction in the work force should result in an estimated net annual savings of $6.0 million, of which approximately 50% will be realized in the year 2000 with 100% realization in years after 2000. The special bonus is awarded to Susquehanna employees (excluding executive and senior management) for extraordinary efforts in 1999.
   On January 4, 1999, Susquehanna acquired First Capitol Bank, a Pennsylvania commercial bank with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 1,055,247 shares of its common stock to the shareholders of First Capitol based upon an exchange ratio of 2.028 shares of Susquehanna common stock for each outstanding share of First Capitol. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of First Capitol for all periods presented.
   On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. ("Cardinal"), a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued 2,027,296 shares of its common stock to the shareholders of Cardinal based upon an exchange ratio of 2.048 shares of Susquehanna common stock for each outstanding share of Cardinal. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Cardinal for all periods presented.
   Susquehanna's net income for the year ended December 31, 1999, decreased to $43.4 million, or 4% below 1998 net income of $45.2 million. Excluding the special charges noted above, Susquehanna's net income for 1999 would have been $51.0 million, or a 13% increase over annual 1998 earnings. Susquehanna's earnings performance was affected by significant growth in non-interest income resulting primarily from the purchase of certain insurance-related products, such as bank-owned life insurance ("BOLI"), and a one-time $3.3 million pre-tax gain on the sale of two branch offices. Non-interest income increased $8.8 million, or 28%, in 1999 over 1998.
   Diluted earnings per common share ("EPS"), were $1.17 in 1999 compared to $1.21 in 1998. Excluding the special charges noted above, Susquehanna's diluted EPS would have been $1.37 for 1999, 13% higher than 1998 diluted EPS. Return on average assets ("ROA") and return on average equity ("ROE") decreased from 1.13% and 11.62%, respectively, in 1998 to 1.04% and 10.73%, respectively, in 1999. Excluding the special charges noted above, Susquehanna's ROA and ROE for 1999 would have been 1.22% and 12.60%, respectively.
   During 1995 and 1996, Susquehanna acquired two Maryland savings banks under the purchase method of accounting. These purchase transactions created an intangible asset, goodwill, of $34 million, which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets that are deducted from equity in determining Tier 1 capital.
   For 1999, tangible net income, earnings per share, ROA and ROE were $46.4 million, $1.25, 1.12% and 12.48%, respectively, compared to actual net income, basic earnings

TABLE 1--Distribution of Average Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differential--Tax Equivalent Basis

----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                            1999                             1998                          1997
----------------------------------------------------------------------------------------------------------------------------------
                                  Average                  Rate      Average             Rate      Average                 Rate
Assets                            Balance     Interest        %      Balance   Interest     %      Balance   Interest         %
----------------------------------------------------------------------------------------------------------------------------------
Short-term investments         $    49,673   $     2,420   4.87   $   80,924  $  4,289    5.30  $   75,408  $  4,131         5.48
Investment securities:
  Taxable                          811,255        50,394   6.21      766,342    48,578    6.34     594,467    37,604         6.33
  Tax-advantaged                   116,037         8,189   7.06      122,691     8,731    7.12     120,261     8,598         7.15
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities        927,292        58,583   6.32      889,033    57,309    6.45     714,728    46,202         6.46
----------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income):
  Taxable                        2,848,901       238,740   8.38    2,708,037   238,946    8.82   2,546,473   231,755         9.10
  Tax-advantaged                    49,380         4,451   9.01       54,612     5,077    9.30      47,098     4,511         9.58
----------------------------------------------------------------------------------------------------------------------------------
Total loans                      2,898,281       243,191   8.39    2,762,649   244,023    8.83   2,593,571   236,266         9.11
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    3,875,246       304,194   7.85    3,732,606   305,621    8.19   3,383,707   286,599         8.47
==================================================================================================================================
Allowance for loan losses          (36,530)                          (36,206)                      (36,228)
All other non-earning assets       348,450                           308,171                       271,012
----------------------------------------------------------------------------------------------------------------------------------
Total assets                   $ 4,187,166                       $ 4,004,571                   $ 3,618,491
==================================================================================================================================
Liabilities &
Stockholders' Equity
Deposits:
  Interest-bearing demand      $   966,906   $    27,901   2.89   $  900,160  $ 28,795    3.20  $  805,808  $ 25,401         3.15
  Savings                          444,938         8,172   1.84      449,022    10,102    2.25     463,609    11,732         2.53
  Time                           1,337,536        69,940   5.23    1,361,984    75,807    5.57   1,342,077    73,717         5.49
Other borrowings                   477,050        25,354   5.31      377,287    20,707    5.49     163,476     8,757         5.36
Long-term debt                      95,000         7,481   7.87       91,370     7,302    7.99      90,000     7,245         8.05
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                    3,321,430   $   138,848   4.18    3,179,823  $142,713    4.49   2,864,970  $126,852         4.43
----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                    421,055                           390,231                       351,311
Other liabilities                   40,132                            45,889                        49,942
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                3,782,617                         3,615,943                     3,266,223
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity               404,549                           388,628                       352,268
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities & equity     $ 4,187,166                       $ 4,004,571                   $ 3,618,491
==================================================================================================================================
Net interest income/yield on
  average earning assets                     $   165,346   4.27             $  162,908    4.36              $159,747         4.72
==================================================================================================================================


For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

per share, ROA and ROE of $43.4 million, $1.17, 1.04% and 10.73%, respectively. Excluding the special charges, tangible net income, EPS, ROA and ROE were $53.9 million, $1.46, 1.30% and 14.51%, respectively. Tangible net income, earnings per share, ROA and ROE for 1998 were $47.4 million, $1.29, 1.19% and 13.41%, respectively.
Net Interest Income--Taxable Equivalent Basis
The major source of operating revenues is net interest income, which rose to a level of $160.9 million in 1999, $2.8 million, or 2%, above the $158.1 million attained in 1998. The net interest margin, on a tax equivalent basis, declined to 4.27% during 1999 from 4.36% in 1998.
   Net interest income is the income which remains after deducting from total income generated by interest-earning assets the interest expense attributable to the acquisition of the funds required to support interest-earning assets. Income from interest-earning assets includes income from loans and leases, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of interest-earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support interest-earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.
   Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-advantaged interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 80%, 84%, and 86% for the twelve months ended December 31, 1999, 1998, and 1997, respectively.
   Table 2 illustrates that the decline in interest income in 1999 compared with 1998 was attributed to interest rates. The average growth in interest-earning assets of $143 million in 1999 over 1998 was due to a $136 million increase in loans and a $38 million increase in the investment portfolio. As shown in Table 1, the tax equivalent yield on interest-earning assets for 1999 declined to 7.85% from 8.19% in interest 1998. This decline was primarily due to lower reinvestment rates on loans and investments, and market forces impacting product pricing. Table 2 illustrates the decline in interest expense in 1999 compared with 1998

TABLE 2--Changes in Net Interest Income--Tax Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------------
                                                          1999 Versus 1998                              1998 Versus 1997
                                                       Increase (Decrease)                            Increase (Decrease)
                                                         Due to Change in                               Due to Change in
------------------------------------------------------------------------------------------------------------------------------------
                                                Average        Average                       Average        Average
Dollars in thousands                             Volume          Rate          Total          Volume          Rate          Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Short-term investments                          $ (1,546)      $   (323)      $ (1,869)      $    295       $   (137)      $    158
Investment securities:
  Taxable                                          2,805           (989)         1,816         10,895             79         10,974
  Tax-advantaged                                    (471)           (71)          (542)           173            (40)           133
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                        2,334         (1,060)         1,274         11,068             39         11,107
Loans (net of unearned income):
  Taxable                                         12,112        (12,318)          (206)        14,401         (7,210)         7,191
  Tax-advantaged                                    (475)          (151)          (626)           702           (136)           566
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                       11,637        (12,469)          (832)        15,103         (7,346)         7,757
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   $ 12,425       $(13,852)      $ (1,427)      $ 26,466       $ (7,444)      $ 19,022
====================================================================================================================================
Interest Expense
Deposits:
  Interest-bearing demand                       $  2,045       $ (2,939)      $   (894)      $  3,013       $    381       $  3,394
  Savings                                            (91)        (1,839)        (1,930)          (360)        (1,270)        (1,630)
  Time                                            (1,342)        (4,525)        (5,867)         1,101            989          2,090
Other borrowings                                   5,320           (673)         4,647         11,730            220         11,950
Long-term debt                                       287           (108)           179            109            (52)            57
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 6,219        (10,084)        (3,865)        15,593            268         15,861
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                             $  6,206       $ (3,768)      $  2,438       $ 10,873       $ (7,712)      $  3,161
====================================================================================================================================


Changes which are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

1998 was primarily attributed to interest rates. Increased levels of demand deposits and a general reduction in all rates paid for interest-bearing deposits and borrowings were the primary reasons for the $3.9 million decrease in interest expense. The average funding costs declined to 4.18% in 1999 compared with 4.49% in 1998, as increased levels of lower cost interest-bearing demand deposits outpaced the declines in savings and time deposit balances.
   As a result of the preceding comments, Susquehanna's net interest margin, on a taxable equivalent basis, declined from 4.36% in 1998 to 4.27% in 1999.
   Variances do occur in the net interest margin as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the Market Risks section of this discussion.

Provision and Allowance for Loan and Lease Losses
Susquehanna's provision for loan and lease losses is based upon management's quarterly loan portfolio review. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.
   Commercial and real estate loans and leases are rated by loan officers and, periodically, by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate as they are of relative small dollar size and homogeneous in nature.
   In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.
   To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial loans and leases and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.
   The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolio. Table 10 presents this allocation.
   The loan and lease portfolio represents loans and leases made primarily within Susquehanna's market area which includes central and southeastern Pennsylvania, Maryland, southern New Jersey, and to a lesser extent, southwestern Pennsylvania, Delaware, West Virginia, northern Virginia, and the southern tier of New York state.
   Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective, and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 1999. As illustrated in Table 3, the provision for loan and lease losses was $7.2 million for 1999 compared to $5.3 million in 1998. This increase was due to a growing loan portfolio and increased charge-offs. Net charge-offs, as seen in Table 3, were $6.1 million in 1999 compared with $5.7 million in 1998. As a result, the allowance for loan and lease losses at December 31, 1999, was 1.26% of period-end loans and leases, or $37.2 million compared with 1.27% or $36.2 million at December 31, 1998. The allowance for loan and lease losses as a percentage of non-performing loans decreased from 167% at December 31, 1998 to 164% at December 31, 1999.
   Should the economic climate no longer continue to improve or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.
   In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.
   It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if it is not well secured and in the process of collection, and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 1999 and 1998 was $0.5 million and $0.9 million, respectively. Interest income which would have been recorded on these loans under the original terms was $1.9 million and $2.3 million for 1999 and 1998, respectively. At December 31, 1999, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.
   Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans contractually past due 90 days and still accruing. Total non-performing assets at December 31, 1999 and 1998, of $27.5 and $26.4 million, respectively, includes $4.7 million in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and other real estate owned was 0.93% at December 31, 1999, unchanged from Decem-ber 31, 1998
   Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property served as collateral or the fair market value of the property as determined by a current appraisal less estimated costs to sell (fair value). Prior to foreclosure,

TABLE 3--Provision and Allowance for Loan and Lease Losses
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                      1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1        $    36,158     $    36,481     $    35,704     $    31,564     $    27,798
Allowance acquired in business combination                      0               0           1,460           4,229           3,323
Change in fiscal year                                           0               0               0               0              (8)
Additions to provision for loan and lease losses
  charged to operations                                     7,200           5,333           4,731           4,989           5,323
Loans and leases charged off during the year:
  Commercial, financial, agricultural, and leases           3,128           2,039           1,612           1,944           2,145
  Real estate--mortgage                                     2,050           1,657           1,355           2,124           1,683
  Consumer                                                  3,188           3,413           3,820           2,686           2,367
------------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                           8,366           7,109           6,787           6,754           6,195
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
    charged-off:
  Commercial, financial, agricultural, and leases             550             428             413             601             320
  Real estate--mortgage                                       812             182              71             100             200
  Consumer                                                    879             843             889             975             803
------------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                            2,241           1,453           1,373           1,676           1,323
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                             6,125           5,656           5,414           5,078           4,872
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31      $    37,233     $    36,158     $    36,481     $    35,704     $    31,564
====================================================================================================================================
Average loans and leases outstanding                  $ 2,898,281     $ 2,762,649     $ 2,593,571     $ 2,395,371     $ 1,878,693
Period-end loans and leases                             2,955,152       2,847,185       2,714,779       2,483,371       1,967,061
Net charge-offs as a percentage of average loans
  and leases                                                 0.21%           0.20%           0.21%           0.21%           0.26%
Allowance as a percentage of period-end loans
and leases                                                   1.26            1.27            1.34            1.44            1.60
====================================================================================================================================


TABLE 4--Non-Performing Assets
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
At December 31                                               1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Loans contractually past due
  90 days and still accruing                          $    10,160     $    10,529     $     7,169     $     9,059     $     5,651
====================================================================================================================================
Non-performing assets:
  Nonaccrual loans:
    Commercial, financial, agricultural,
      and leases                                      $     1,510     $     1,659     $       934     $     2,299     $     3,213
    Real estate--mortgage                                  20,989          18,409          21,995          17,665          19,502
    Consumer                                                  271             343             622             477             574
  Restructured loans                                           --           1,258              93           6,429           6,873
  Other real estate owned                                   4,703           4,745           4,547           7,849           6,483
------------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                           $    27,473     $    26,414     $    28,191     $    34,719     $    36,645
====================================================================================================================================
Total non-performing assets as a percentage
  of period-end loans and leases and other
  real estate owned                                          0.93%           0.93%           1.04%           1.39%           1.86%
====================================================================================================================================
Allowance for loan and lease losses as a
  percentage of non-performing loans                          164%            167%            154%            133%            105%
====================================================================================================================================


the recorded amount of the loan is reduced, if necessary, to fair value by charging the allowance for loan losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income and any losses determined as a result of periodic valuations are charged to other operating expense.
   Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $10.2 million at December 31, 1999, down from the $10.5 million at December 31, 1998. Although the economy is stable, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on nonaccrual status because of uncertainty of receiving full payment of either principal or interest on these loans.
   Potential problem loans consist of loans which are performing but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 1999, such loans, not included in Table 4, amounted to $32.5 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.
Other Income
Non-interest income, recorded as other income, consists of: service charges on deposit accounts; commissions; fees received for credit cards, travelers' check sales, and money orders; fees for trust services; income generated from bank-owned life insurance and reinsurance activities; gains and losses on security transactions; net gains on sales of mortgages; net gains on sales of other real estate owned; and other miscellaneous income, such as safe deposit box rents and gains on the sale of branch offices. Other income as a percentage of net interest income and other income was 20%, 16%, and 14% for 1999, 1998, and 1997, respectively.
   Non-interest income increased $8.8 million or 28%, in 1999 over 1998. Service charges on deposit accounts were up $1.5 million or 17%. Gain on sale of mortgage loans decreased $1.5 million, as loans originated for sale were $95 million less than 1998. During the third quarter of 1999, Susquehanna sold two of its branch locations in Elkton, Md., and a pre-tax gain of $3.3 million was realized as a result of that sale. Merchant credit card fees increased $2.4 million over 1998 as Susquehanna's merchant program expanded over the prior year. Income on bank-owned life insurance increased $1.2 million in 1999 over 1998, as Susquehanna purchased an additional $50.0 million of insurance in the second quarter of 1999. Gains on the sale of investment securities were $0.9 million higher in 1999 compared with 1998.
Other Expenses
Non-interest expenses are categorized into six main groupings:
employee-related expenses, which include salaries,


TABLE 5--Analysis of Other Expenses
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31                        1999           1998           1997
--------------------------------------------------------------------------------
Advertising, marketing,
 and public relations                      $ 3,789        $ 3,781        $ 3,444
Audits and examinations                        723            933            945
Communications                               2,689          2,559          2,065
Directors' fees                              1,212          1,337          1,320
Legal and professional                       4,678          5,597          2,492
Life Insurance Company
 related expenses                              924            679            970
Other real estate                            1,089          1,083            814
Outside services                             3,692          3,192          3,219
PA shares/capital stock tax                  2,407          2,295          2,155
Postage and delivery                         3,317          3,030          2,728
Stationery and supplies                      3,132          2,971          2,785
FDIC insurance                                 769            729            760
Credit card assessments                      3,122            984            822
All other                                   12,106          8,958          8,445
--------------------------------------------------------------------------------
Total                                      $43,649        $38,128        $32,964
================================================================================

fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents, and maintenance; amortization of intangible assets; restructuring charges; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.
   Non-interest expense increased $13.8 million, or 12%, in 1999 over 1998, primarily due to a special $7.4 million pre-tax restructure charge relating to the consolidation of back office operations.
   Salaries and employee benefits, excluding bonuses, increased $2.1 million, or 4%, from 1998 to 1999. Susque-hanna's annual bonus program, based upon certain financial benchmarks, earned zero in 1999 and $3.6 million in 1998. However, due to extraordinary efforts by employees during 1999 related to mergers, systems conversions and Year 2000 computer preparations, Susquehanna's Board of Directors approved a special bonus for all Susquehanna employees excluding executive and senior management. This bonus, including related benefits, totals $3.4 million.
   Charges for occupancy and equipment remained stable with only a slight increase in 1999 over 1998. Amortization of intangible assets declined $1.0 million in 1999 from 1998 as certain intangibles have reached the end of their amortization period. The $7.4 million restructuring charge represents severance, employee and employment assistance services, consulting, and asset write-offs related to a reduction in the work force. This reduction in the work force should result in an annual, estimated net savings of $6.0 million of which approximately 50% will be realized in 2000 and 100% realized in years after 2000. All other expenses increased $5.5 million, (see Table 5), with increases in credit card assessments of $2.1 million, amortization of capitalized data processing systems conversion costs of $2.2 million, and data processing and related communications charges of $0.6 million.
Income Taxes
Susquehanna's effective tax rate for 1999 was 29.80% compared to 31.49% in 1998. The effective rate for 1999 was reduced because of increased levels of tax-advantaged income. Since 1997, Susquehanna purchased $110 million of insurance-related products and recognized $4.9 million and $3.4 million in 1999 and 1998, respectively, of tax-advantaged income from the increase in cash surrender values and insurance proceeds.
   As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provisions of the Tax Reform Act of 1986, effective tax rates may increase in the years ahead.
   Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases), and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 1999, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carry-back years and future reversals of existing taxable temporary differences are sufficient to offset the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.
FINANCIAL CONDITION
Investment Securities
Susquehanna follows SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment.
   Securities identified as "held-to-maturity" continue to be carried at their amortized cost, and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was negatively impacted by $19.6 million as the "unrealized gains or losses for available-for-sale securities net of taxes," changed from a positive $6.0 million at December 31, 1998, to a negative $13.6 million at December 31, 1999. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.
   Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management which requires the majority of its security portfolio to be identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 1999, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.
Loans
Table 8 presents the loans outstanding, by type of loan, for the past five years. Loan growth for 1999 was 5%, or $148 million, over 1998. Loan growth in 1999 was realized in all major loan types, except construction loans. Consumer loans increased $50 million, leases increased $45 million, mortgages increased $27 million, and commercial loans grew by $26 million. As noted in Table 11, Susquehanna's loan portfolio contains no significant concentrations other than geographic locations and housing developments.
   Susquehanna's banking subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $96 million at year end and an additional $186 million was lent against junior liens on residential properties. Senior liens on one- to four- family residential properties totaled $875 million, and much of the

TABLE 6--Carrying Value of Investment Securities
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                     1999                          1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
                                                 Available-      Held-to-      Available-     Held-to-      Available-    Held-to-
Dollars in thousands                             for-Sale        Maturity      for-Sale       Maturity      for-Sale      Maturity
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                    $ 16,683       $      0       $ 67,955       $    500       $121,633       $    750
U.S. Government agencies                          338,990              0        215,966         55,810        268,078              0
State and municipal                                69,599         32,070         71,990              0         34,824         75,882
Other securities                                   17,682              0         35,392             25         72,672             50
Mortgage-backed securities                        399,428          1,020        466,534          3,502        112,741          6,420
Equity securities                                  36,576              0         34,070              0         26,011              0
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      $878,958       $ 33,090       $891,907       $ 59,837       $635,959       $ 83,102
====================================================================================================================================


TABLE 7--Investment Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                     Within    After 1 Year but   After 5 Years but             After
Dollars in thousands                                 1 Year      Within 5 Years     Within 10 Years          10 Years        Total
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale
U.S. Treasury
  Fair value                                       $ 13,425          $  3,258                                              $ 16,683
  Amortized cost                                     13,414             3,244                                                16,658
  Yield                                               6.07%             5.92%                                                 6.04%

U.S. Government agencies
  Fair value                                       $  2,249          $328,277          $  5,426          $  3,038          $338,990
  Amortized cost                                      2,253           335,181             5,567             3,040           346,041
  Yield                                               5.45%             6.34%             7.45%             7.66%             6.36%

Corporate debt securities
  Fair value                                       $  1,266          $ 14,448          $    995          $    973          $ 17,682
  Amortized cost                                      1,264            14,590               980               961            17,795
  Yield                                               6.78%             6.79%             7.05%             6.49%             6.79%

Mortgage-backed securities
  Fair value                                       $  1,760          $  3,511          $ 24,118          $370,039          $399,428
  Amortized cost                                      1,769             3,539            24,525           384,484           414,317
  Yield                                               6.38%             6.49%             6.59%             6.49%             6.50%

State and municipal securities
  Fair value                                       $  2,943          $ 53,913          $  7,383          $  5,360          $ 69,599
  Amortized cost                                      2,933            54,274             7,437             5,492            70,136
  Yield                                               7.19%             6.58%             7.48%             7.45%             6.77%

Equity securities
  Fair value                                                                                                               $ 36,576
  Amortized cost                                                                                                             34,588
  Yield                                                                                                                       7.20%

Held-to-Maturity
Mortgage-backed securities
  Fair value                                                         $  1,011                                              $  1,011
  Amortized cost                                                        1,020                                                 1,020
  Yield                                                                 6.49%                                                 6.49%

State and municipal securities
  Fair value                                       $ 14,229          $ 10,888          $  2,331          $  5,002          $ 32,450
  Amortized cost                                     14,192            10,780             2,168             4,930            32,070
  Yield                                               6.77%             7.42%            10.18%             7.87%             7.40%

Total Securities
  Fair value                                       $ 35,872          $415,306          $ 40,253          $384,412          $912,419
  Amortized cost                                     35,825           422,628            40,677           398,907           932,625
  Yield                                               6.44%             6.30%             6.97%             6.29%             6.10%


$605 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $39 million, while loans secured by multifamily residential properties totaled $49 million at December 31, 1999.
   Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 2000 consist of $150 million with fixed rate pricing and $150 million with variable rate pricing.
Deposits
Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100,000 or more as a principal source of funds as they represent only 6% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $100,000 or more as of December 31, 1999.
Market Risks
The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and com-

TABLE 8--Loan and Lease Portfolio
------------------------------------------------------------------------------------------------------------------------------------
At December 31                                                                1999                                 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Percentage                            Percentage
                                                                                   of Loans to                           of Loans to
Dollars in thousands                                                Amount         Total Loans             Amount        Total Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                            $  327,670            10.9%           $  301,385            10.6%
Real estate--construction                                             255,054             8.5               256,451             9.0
Real estate--mortgage                                               1,850,375            61.8             1,821,485            64.0
Consumer                                                              395,566            13.2               346,180            12.2
Leases                                                                166,487             5.6               121,684             4.2
------------------------------------------------------------------------------------------------------------------------------------
Total                                                              $2,995,152           100.0%           $2,847,185           100.0%
====================================================================================================================================

TABLE 9--Loan Maturity and Interest Sensitivity
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Under One       One to Five          Over Five
Maturity                                                               Year             Years              Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                            $141,654           $115,212           $ 70,804          $327,670
Real estate--construction                                           141,561             85,529             27,964           255,054
------------------------------------------------------------------------------------------------------------------------------------
                                                                   $283,215           $200,741           $ 98,768          $582,724
====================================================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
   Variable rate                                                                                                           $149,957
   Fixed rate                                                                                                               149,552
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           $299,509
====================================================================================================================================

TABLE 10--Allocation of Allowance for Loan and Lease Losses
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
At December 31                                                 1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                      $ 5,773         $ 5,212         $ 5,184         $ 4,700         $ 5,122
Real estate--construction                                      6,018           5,937           5,994           5,810           2,480
Real estate--mortgage                                          8,000           8,014           7,698           7,632           7,151
Consumer                                                       6,981           5,500           5,225           5,020           3,918
Leases                                                         1,881           1,375           1,125           1,097             602
Unused commitments                                             2,937           2,366           2,558           1,656           2,063
Unallocated                                                    5,643           7,754           8,697           9,789          10,228
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $37,233         $36,158         $36,481         $35,704         $31,564
====================================================================================================================================

modity price risk. Due to the nature of its operations, only interest rate risk and liquidity risk are significant to Susquehanna.
   Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 1999, Susquehanna's subsidiary banks and savings bank have an unused line of credit available to them from the Federal Home Loan Bank for more than $600 million.
   However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $36 million at December 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                  1997                                      1996                                 1995
------------------------------------------------------------------------------------------------------------------------------------
                             Percentage                           Percentage                            Percentage
                            of Loans to                          of Loans to                           of Loans to
       Amount               Total Loans            Amount        Total Loans            Amount         Total Loans
------------------------------------------------------------------------------------------------------------------------------------
$        327,598              12.1%            $    272,442          11.0%            $    251,573          12.8%
         231,120               8.5                  230,212           9.3                  190,895           9.7
       1,761,763              64.9                1,629,559          65.6                1,232,352          62.6
         329,876              12.2                  296,613          11.9                  269,450          13.7
          64,422               2.3                   54,545           2.2                   22,791           1.2
------------------------------------------------------------------------------------------------------------------------------------
      $2,714,779             100.0%              $2,483,371         100.0%              $1,967,061         100.0%
====================================================================================================================================

TABLE 11--Loan Concentrations
Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, and Maryland. At December 31, 1999, Susquehanna's portfolio included the following concentrations:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Total    As a % of    % Nonperforming
Dollars in thousands                  Permanent     Construction          All Other        Amount  Total Loans   in each category
------------------------------------------------------------------------------------------------------------------------------------
Housing developments                    $ 70,260        $225,694            $13,283      $309,237        10.3              1.3
Office buildings and warehouses          133,003          14,138              1,867       149,008         5.0              0.0
Retailing                                 89,862           2,565             44,003       136,430         4.6              0.9
Agricultural                              39,838             427             18,911        59,176         2.0              0.6
Manufacturing                             29,779               0             24,621        54,400         1.8              8.4
Hotels/motels                             34,328           2,559             10,926        47,813         1.6              0.0

These maturing investments represent 4% of total investment securities. Cash and due from banks amounted to $145 million and short-term investments amounted to $18 million, which represent additional sources of liquidity.
   Closely related to the management of liquidity is the management of interest rate risk. Interest rate risk focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products does occur at varying time intervals.
   Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at management's discretion--strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.
   Table 14 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 1999 and 1998. These estimates include anticipated paydowns on mortgage-backed securities and certain assumptions regarding core deposits. An institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is consid-

TABLE 12--Average Deposit Balances
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31                  1999              1998             1997
--------------------------------------------------------------------------------
Demand deposits                   $  421,055        $  390,231       $  351,311
Interest-bearing
 demand deposits                     966,906           900,160          805,808
Savings deposits                     444,938           449,022          463,609
Time deposits                      1,337,536         1,361,984        1,342,077
--------------------------------------------------------------------------------
Total                             $3,170,435        $3,101,397       $2,962,805
================================================================================

TABLE 13--Deposit Maturity
--------------------------------------------------------------------------------
Maturity of time deposits of $100 or more at December
31, 1999
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Three months or less                                               $     66,621
Over three months through six months                                     37,752
Over six months through twelve months                                    43,948
Over twelve months                                                       41,705
--------------------------------------------------------------------------------
Total                                                                  $190,026
================================================================================

TABLE 14--Balance Sheet Gap Analysis
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                     1-3            3-12               1-3           Over 3
At December 31, 1999                                   months          months             years           years          Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                               $   17,689                                                       $   17,689
Investments                                              41,067      $   96,746       $  273,186      $  501,049         912,048
Loans and leases, net of unearned income              1,827,043         449,271          389,370         329,468       2,995,152
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $1,885,799      $  546,017       $  662,556      $  830,517      $3,924,889
====================================================================================================================================
Liabilities
Interest-bearing demand                              $  612,453      $  178,411       $   82,455      $   78,584      $  951,903
Savings                                                 315,759          42,101           31,871          31,281         421,012
Time                                                    286,086         480,556          214,629         206,254       1,187,525
Time in denominations of $100 or more                    72,317          83,847           17,268          16,594         190,026
Total borrowings                                        314,832                          149,250         210,839         674,921
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $1,601,447      $  784,915       $  495,473      $  543,552      $3,425,387
====================================================================================================================================
Interest Sensitivity Gap:
Periodic                                             $  284,352      $ (238,898)      $  167,083      $  286,965
Cumulative                                                               45,454         212,537          499,502
Cumulative gap as a percentage of
earning assets                                                7%              1%               5%             13%
------------------------------------------------------------------------------------------------------------------------------------
                                                            1-3            3-12              1-3          Over 3
At December 31, 1998                                     months          months            years           years           Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                               $   83,063                                                       $   83,063
Investments                                              67,423      $  150,662       $  228,949      $  504,901         951,935
Loans and leases, net of unearned income              1,703,185         438,106          371,763         334,132       2,847,186
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $1,853,671      $  588,768       $  600,712      $  839,033      $3,882,184
====================================================================================================================================
Liabilities
Interest-bearing demand                              $  490,690      $  104,776       $  192,764      $  209,488      $  997,718
Savings                                                 222,314          75,209           75,151          76,156         448,830
Time                                                    579,240         581,047            4,744           4,741       1,169,772
Time in denominations of $100 or more                    45,715         123,421            1,825             200         171,161
Total borrowings                                        141,448          11,810           17,891         342,028         513,177
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $1,479,407      $  896,263       $  292,375      $  632,613      $3,300,658
====================================================================================================================================
Interest Sensitivity Gap:
Periodic                                             $  374,264      $ (307,495)      $  308,337      $  206,420
Cumulative                                                               66,769          375,106         581,526
Cumulative gap as a percentage of
earning assets                                              10%              2%              10%             15%

ered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Sus-quehanna currently has a positive gap position (asset-sensitive) at one year and, therefore, would be negatively affected by a decline in interest rates. See Table 16 for the estimated net interest income effect of Susquehanna's positive gap position.
   In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report prepared for Susquehanna by independent third-party consultants based on information provided by Susquehanna which measures Susquehanna's exposure to interest rate risk. The model calculates the income effect and the present value of assets, liabilities, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The income effect and present value of each major category of financial instrument is calculated by the model using estimated cash flows based on prepayments, early withdrawals, and weighted average contractual rates and

TABLE 15--Balance Sheet Shock Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Base
Dollars in thousands                                                        Present
At December 31, 1999                        -2%               -1%             Value               1%                2%
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks             $   144,562       $   144,562       $   144,548      $   144,534       $   144,534
Short-term investments                   17,691            17,689            17,689           17,689            17,687
Investment securities:
  Held-to-maturity                       36,598            34,984            33,461           32,027            30,674
  Available-for-sale                    932,544           906,389           878,958          852,306           824,614
Loans net of unearned income          2,969,042         2,945,163         2,923,709        2,906,701         2,902,792
Other assets                            275,980           275,980           275,980          275,980           275,980
------------------------------------------------------------------------------------------------------------------------------------
Total assets                        $ 4,376,417       $ 4,324,767       $ 4,274,345      $ 4,229,237       $ 4,196,281
====================================================================================================================================
Liabilities
Deposits:
  Non-interest-bearing              $   415,513       $   411,840       $   408,410      $   405,114       $   403,865
  Interest-bearing                    2,787,660         2,761,592         2,736,328        2,712,028         2,693,073
Total borrowings                        716,559           693,893           672,786          653,110           634,740
Other liabilities                        70,447            61,282            50,776           40,413            30,242
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     3,990,179         3,928,607         3,868,300        3,810,665         3,761,920
Total economic equity                   386,238           396,160           406,045          418,572           434,361
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity        $ 4,376,417       $ 4,324,767       $ 4,274,345      $ 4,229,237       $ 4,196,281
====================================================================================================================================
Economic equity ratio                         9%                9%                9%              10%               10%
Value at risk                       $   (19,807)      $    (9,885)               --      $    12,527       $    28,316
% Value at risk                             -5%               -2%                --                3%                7%
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Base
                                                                            Present
At December 31, 1998                        -2%               -1%             Value               1%                2%
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks             $   117,450       $   117,450       $   117,439      $   117,428       $   117,428
Short-term investments                   83,071            83,063            83,063           83,063            83,055
Investment securities:
  Held-to-maturity                       66,500            63,687            61,020           58,512            56,145
  Available-for-sale                    942,778           919,441           892,811          867,068           841,676
Loans net of unearned income          2,939,204         2,918,314         2,894,817        2,871,542         2,849,045
Other assets                            211,752           211,752           211,752          211,752           211,752
------------------------------------------------------------------------------------------------------------------------------------
Total assets                        $ 4,360,755       $ 4,313,707       $ 4,260,902      $ 4,209,365       $ 4,159,101
====================================================================================================================================
Liabilities
Deposits:
  Non-interest-bearing              $   415,850       $   410,333       $   405,183      $   400,274       $   397,829
  Interest-bearing                    2,850,564         2,822,582         2,795,357        2,779,230         2,766,489
Total borrowings                        570,331           546,138           523,610          502,606           482,990
Other liabilities                        60,892            52,969            43,889           34,931            26,140
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     3,897,637         3,832,022         3,768,039        3,717,041         3,673,448
Total economic equity                   463,118           481,685           492,863          492,324           485,653
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity        $ 4,360,755       $ 4,313,707       $ 4,260,902      $ 4,209,365       $ 4,159,101
====================================================================================================================================
Economic equity ratio                        11%               11%               12%              12%               12%
Value at risk                       $   (29,745)      $   (11,178)               --      $      (539)      $    (7,210)
% Value at risk                             -6%               -2%                --                0%              -1%

terms. For present value calculations, the model also considers discount rates for similar financial instruments. The resulting present value of longer-term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.
   A substantial portion of Susquehanna's loans and mortgage-backed securities are residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including, the current interest rate, the interest rate on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinanc-ing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Since a significant portion of Susquehanna's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, making fixed-rate loans more desirable.
   Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in

TABLE 16--Net Interest Income Shock Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Base
Dollars in thousands                                                   Present
At December 31, 1999                         -2%            -1%          Value            1%             2%
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Short-term investments                $     982      $   1,290      $   1,597     $   1,904      $   2,212
 Investments                              56,098         57,054         57,786        58,482         59,045
 Loans and leases                        208,505        234,103        260,144       284,142        310,029
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                    265,585        292,447        319,527       344,528        371,286
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Interest-bearing demand and savings      16,470         27,269         37,910        48,398         58,735
 Time                                     64,589         69,607         74,599        79,584         85,059
 Total borrowings                         36,783         42,611         48,519        54,502         60,572
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                   117,842        139,487        161,028       182,484        204,366
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                    $ 147,743      $ 152,960      $ 158,499     $ 162,044      $ 166,920
====================================================================================================================================
Net interest income at risk            $ (10,756)     $  (5,539)            --     $   3,545      $   8,421
% Net interest income at risk                -7%            -3%             --            2%             5%
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Base
                                                                       Present
At December 31, 1998                         -2%            -1%          Value            1%             2%
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Short-term investments                $   1,954      $   2,635      $   3,291     $   3,930      $   4,554
 Investments                              59,642         61,352         62,571        63,758         64,913
 Loans and leases                        214,268        231,222        247,655       263,985        280,201
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                    275,864        295,209        313,517       331,673        349,668
Interest expense:
 Interest-bearing demand and savings      26,492         34,797         42,049        49,136         56,946
 Time                                     55,879         63,703         71,449        79,149         86,829
 Total borrowings                         23,197         24,339         25,481        26,616         27,758
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                   105,568        122,839        138,979       154,901        171,533
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                    $ 170,296      $ 172,370      $ 174,538     $ 176,772      $ 178,135
====================================================================================================================================
Net interest income at risk            $  (4,242)     $  (2,168)            --     $   2,234      $   3,597
% Net interest income at risk                -2%            -1%             --            1%             2%

future deposits and withdrawals is generally predictable, resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.
   Susquehanna's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the different indices, resulting in disproportionate changes in the value of, and the net earnings generated from, Susquehanna's financial instruments. Each index is unique and is influenced by different external factors; therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.
   Tables 15 and 16 reflect the estimated income effect and present value of assets, liabilities, and equity calculated using certain assumptions determined by Susquehanna as of December 31, 1999 and 1998, at current interest rates and at hypothetical higher and lower interest rates of one and two percent. As noted in Table 15, the economic equity at risk is only five percent at an interest rate change of minus two percent, while Table 16 discloses that net interest income at risk is seven percent at an interest rate change of minus two percent. Capital Adequacy
Risk-based capital ratios focus upon credit risk. Assets and certain off-balance sheet items are segmented into one of four broad-risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weighted categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).
   Capital elements are segmented into two tiers. Tier 1 capital represents shareholders' equity reduced by excludable intangibles, while total capital represents Tier 1 capital plus certain allowable long-term debt, the portion of the allowance for loan losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities.
   The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of Susquehanna's philosophy. Table 17 illustrates these capital ratios for each bank and savings bank subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking and savings bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered "well capitalized" under regulatory guidelines.
Impact of the Year 2000
Issue The "Year 2000 Issue" dealt with computer programs having been written using two digits rather than four to define the applicable year (i.e., date-sensitive software or date-sensitive hardware recognizing a date using "00" as the Year 1900 rather than the Year 2000.
   Based on system assessments, Susquehanna determined that it was necessary to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999. Susque-hanna has determined that as a result of its modifications to existing software and hardware and conversions to new

TABLE 17--Capital Adequacy
--------------------------------------------------------------------------------
At December 31, 1999
--------------------------------------------------------------------------------
                                         Tier I Capital  Total Capita   Leverage
                                              Ratio (A)     Ratio (B)  Ratio (C)
--------------------------------------------------------------------------------
Required Ratio                                     4.00%         8.00%     4.00%
Citizens National Bank of Southern Pennsylvania   12.23         13.25      8.14
Equity Bank, N.A.                                 10.78         12.03      7.57
Farmers First Bank                                12.28         13.53     10.75
Farmers & Merchants Bank and Trust                11.08         11.74      7.76
First American National Bank of Pennsylvania      18.22         19.14     12.96
First Capitol Bank                                10.96         12.21      8.74
First National Trust Bank                         14.42         15.68      8.37
Founders' Bank                                    11.18         12.43      7.97
Susquehanna Bank                                  10.30         14.86      6.76
Williamsport National Bank                        17.51         18.77     12.50
Total Susquehanna                                 12.70%        15.56%     9.11%
================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.

software and hardware, the Year 2000 Issue has been successfully mitigated.
   The total cost of the Year 2000 and systems conversion projects was approximately $12.0 million. Of the total project's cost, $7.8 million was attributable to the purchase of new software and hardware which was capitalized. The remaining $4.2 million was expensed as incurred during 1998 ($2.7 million) and 1999 ($1.5 million).
Summary of 1998 Compared to 1997
Several significant transactions occurred which have affected the comparability of Susquehanna's financial performance for the years ended December 31, 1998 and 1997. These transactions are described in the following paragraphs.
   On February 28, 1997, Susquehanna completed the acquisition of ATCORP, Inc. ("AI"), a New Jersey bank holding company with $210 million in assets and $186 million in deposits at the acquisition date. Susquehanna issued one share (prior to Susquehanna's stock splits) of common stock to the shareholders of AI for each of the 771,750 outstanding common shares of AI. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of AI for all periods presented.
   Also on February 28, 1997, Susquehanna completed the acquisition of Farmers Banc Corp ("FBC"), a New Jersey bank holding company with $88 million in assets and $77 million of deposits at the acquisition date. Susquehanna issued 692,398 shares of common stock (prior to Susquehanna's stock splits) to the shareholders of FBC based on an exchange ratio of 2.281 shares (prior to Susquehanna's stock splits) of Susquehanna common stock for each outstanding share of FBC. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FBC for all periods presented.
   On May 1, 1997, Susquehanna combined its three savings banks located in and around Baltimore, Md., into one savings bank named Susquehanna Bank. As a result of this combination, there was a reduction in the work force of Susquehanna Bank with related severance packages. Consequently, Susquehanna recorded pre-tax severance of $1.3 million in 1997 related to these reductions. The annual pre-tax cost savings related to these reductions approximates $1.3 million.
   On July 31, 1997, Susquehanna acquired Founders' Bank ("Founders'"), Bryn Mawr, Pa., through an exchange of 560,353 shares (prior to the 1998 stock split) of Susque-hanna common stock to the shareholders of Founders' based on an exchange ratio of 0.566 shares of Susquehanna common stock for each share of Founders' outstanding capital stock. The transaction was accounted for under the pooling-of-interests method of accounting. At the time of the acquisition, Founders' reported total assets of $103 million. Results of operations for Founders' prior to the acquisition were not significant to Susquehanna's consolidated financial statements, and, accordingly, Susquehan-na's prior period consolidated financial statements have not been restated for Founders'.
   On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc., a Pennsylvania bank holding company with $138 million in assets and $114 million in deposits at the acquisition date. Susquehanna issued 2,027,296 shares of its common stock to the shareholders of Cardinal, based upon an exchange ratio of
2.048 shares of Susquehanna common stock for each outstanding share of Cardinal. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Cardinal for all periods presented.
   Susquehanna's net income for the year ended December 31, 1998, increased to $45.2 million, or 6%, above 1997 net income of $42.7 million. Susquehanna's earnings performance was affected by significant growth in non-interest income resulting primarily from an increase in mortgage-banking activities and the purchase of certain insurance-related products, such as bank-owned life insurance ("BOLI"). Non-interest income increased $6.5 million, or 27%, in 1998 over 1997.
   Diluted earnings per common share were $1.21 in 1998 compared to $1.17 in 1997. ROA and ROE decreased from 1.18% and 12.13%, respectively, in 1997 to 1.13% and 11.62%, respectively, in 1998.
   During 1995 and 1996, Susquehanna acquired two Maryland savings banks under the purchase method of accounting. These purchase transactions created an intangible asset, goodwill, of $34 million, which significantly affects Susquehanna's earnings and financial ratios.
Goodwill amortization is a non-cash charge to earnings. For 1998, tangible net income, earnings per share, ROA and ROE were $47.4 million, $1.29, 1.19% and 13.41%, respectively, compared to actual net income, basic earnings per share, ROA and ROE of $45.2 million, $1.22, 1.13% and 11.62%, respectively. Tangible net income, earnings per share, ROA and ROE for 1997 were $45.7 million, $1.26, 1.26% and 15.46%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier 1 capital.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

        The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                                Page Reference
                                                                                --------------
           Consolidated Balance Sheets at December 31, 1999 and 1998................... 36

           Consolidated Statements of Income for the years ended
                    December 31, 1999, 1998, and 1997.................................. 37

           Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998, and 1997.................................. 38

           Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 1999, 1998, and 1997.............. 39

           Notes to Consolidated Financial Statements.................................. 40

           Report of Independent Accountants........................................... 56

           Summary of Quarterly Financial Data......................................... 57

Consolidated Balance Sheets
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31                                    1999            1998
--------------------------------------------------------------------------------
Assets
Cash and due from banks                             $  144,548      $  113,210
Short-term investments                                  17,689          83,063
Investment securities available-for-sale               878,958         891,907
Investment securities held-to-maturity
  (Fair values of $33,461 and $61,019)                  33,090          59,837
Loans and leases, net of unearned income             2,995,152       2,847,185
Less: Allowance for loan and lease losses               37,233          36,158
--------------------------------------------------------------------------------
Net loans                                            2,957,919       2,811,027
--------------------------------------------------------------------------------
Premises & equipment (net)                              54,404          55,566
Accrued income receivable                               23,763          22,774
Bank-owned life insurance                              108,105          53,736
Other assets                                            92,130          84,906
--------------------------------------------------------------------------------
Total assets                                        $4,310,606      $4,176,026
================================================================================
Liabilities
Deposits:
  Noninterest-bearing                               $  430,054      $  433,133
  Interest-bearing                                   2,750,466       2,783,746
--------------------------------------------------------------------------------
Total deposits                                       3,180,520       3,216,879
--------------------------------------------------------------------------------
Short-term borrowings                                  207,507         104,531
FHLB borrowings                                        372,414         313,636
Long-term debt                                          95,000          95,010
Other liabilities                                       50,775          43,889
--------------------------------------------------------------------------------
Total liabilities                                    3,906,216       3,773,945
--------------------------------------------------------------------------------
Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock, $1.80 series A cumulative
  convertible (no par value) authorized
  5,000,000 shares; issued and out-
  standing--none                                            --              --
Common stock ($2.00 par value), authorized
  100,000,000 shares; issued: 37,034,094
  and 36,967,572 at December 31, 1999 and
  1998, respectively                                    74,068          73,935
Surplus                                                 62,589          61,882
Retained earnings                                      281,522         261,043
Accumulated other comprehensive income net
  of taxes of ($6,961) and $3,225 at
  December 31, 1999 and 1998, respectively             (13,616)          6,004
Less: Treasury stock (11,641 and 65,050
  common shares at cost at December 31, 1999
  and 1998, respectively)                                  173             783
--------------------------------------------------------------------------------
Total stockholders' equity                             404,390         402,081
--------------------------------------------------------------------------------
Total liabilities & stockholders' equity            $4,310,606      $4,176,026
================================================================================
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
Dollars in thousands, except per share
--------------------------------------------------------------------------------
Year ended December 31                          1999         1998         1997
--------------------------------------------------------------------------------
Interest Income
Interest and fees on loans and leases       $241,633     $242,300     $234,687
Interest on investment securities             55,717       54,253       43,193
Interest on short-term investments             2,420        4,289        4,131
--------------------------------------------------------------------------------
Total interest income                        299,770      300,842      282,011
--------------------------------------------------------------------------------
Interest Expense
Interest on deposits                         106,013      114,704      110,850
Interest on short-term borrowings              8,574        5,477        4,778
Interest on long-term debt                    24,261       22,532       11,224
--------------------------------------------------------------------------------
Total interest expense                       138,848      142,713      126,852
--------------------------------------------------------------------------------
Net interest income                          160,922      158,129      155,159
Provision for loan and lease losses            7,200        5,333        4,731
--------------------------------------------------------------------------------
Net interest income after provision for
  loan and lease losses                      153,722      152,796      150,428
--------------------------------------------------------------------------------
Other Income
Service charges on deposit accounts           10,054        8,570        7,186
Other service charges, commissions, and
  fees                                         4,419        4,184        3,742
Income from fiduciary-related activities       4,028        3,958        3,675
Gain on sale of mortgages                      3,427        4,923        2,820
Income from bank-owned life insurance          4,528        3,374        1,122
Other income                                  12,545        6,104        5,840
Investment security gains                        978           75          266
--------------------------------------------------------------------------------
Total other income                            39,979       31,188       24,651
--------------------------------------------------------------------------------
Other Expenses
Salaries and employee benefits                60,545       58,994       61,217
Net occupancy expense                          9,010        8,958        8,281
Furniture and equipment expense                7,790        7,452        6,008
Amortization of intangible assets              3,476        4,532        4,293
Restructuring charge                           7,412            0            0
Other expenses                                43,649       38,128       32,964
--------------------------------------------------------------------------------
Total other expenses                         131,882      118,064      112,763
--------------------------------------------------------------------------------
Income before income taxes                    61,819       65,920       62,316
Provision for income taxes                    18,422       20,757       19,582
--------------------------------------------------------------------------------
Net Income                                  $ 43,397     $ 45,163     $ 42,734
================================================================================

Per share information:
  Basic earnings                            $   1.17     $   1.22     $   1.18
  Diluted earnings                              1.17         1.21         1.17
  Cash dividends                                0.62         0.57         0.55
Average shares outstanding:
  Basic                                       36,960       36,868       36,296
  Diluted                                     37,137       37,188       36,551
================================================================================
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------------
Year ended December 31                                1999         1998         1997
--------------------------------------------------------------------------------------
Operating Activities
Net income                                       $  43,397    $  45,163    $  42,734
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, amortization and accretion        11,628        9,492       11,338
    Provision for loan and lease losses              7,200        5,333        4,731
    Gain on sale of branch offices                  (3,352)           0            0
    Gain on securities transactions                   (978)         (75)        (266)
    Gain on sale of loans                           (3,427)      (4,923)      (2,820)
    Gain/(loss) on sale of other real estate
      owned                                              6         (274)        (327)
    Mortgage loans originated for resale          (187,017)    (282,073)    (155,138)
    Sale of mortgage loans originated for resale   203,158      273,707      150,932
    (Increase)/decrease in accrued interest
      receivable                                      (989)         691         (695)
    Increase in accrued interest payable               734        1,255        2,268
    Increase/(decrease) in accrued expenses and
      taxes payable                                  2,635       (2,018)      (1,683)
    Other, net                                       9,226        2,073        4,181
--------------------------------------------------------------------------------------
Net cash provided by operating activities           82,221       48,351       55,255
--------------------------------------------------------------------------------------
Investing Activities
Proceeds from the sale of available-for-
  sale securities                                   47,719       37,933       83,471
Proceeds from the maturity of investment
  securities                                       264,783      360,343      257,675
Purchase of available-for-sale securities         (302,763)    (625,038)    (310,933)
Purchase of held-to-maturity securities                  0            0       (1,373)
Net increase in loans and leases                  (174,148)    (133,109)    (156,260)
Capital expenditures                                (5,400)      (7,722)      (7,226)
Net cash received on sale of branch deposits       (22,381)           0            0
Purchase of insurance products                     (50,000)      (9,438)     (50,000)
Net cash and cash equivalents acquired in
  acquisition                                            0            0        3,579
Other, net                                               0            0          137
--------------------------------------------------------------------------------------
Net cash used for investing activities            (242,190)    (377,031)    (180,930)
--------------------------------------------------------------------------------------
Financing Activities
Net increase/(decrease) in deposits                (13,978)     175,413       18,589
Net increase in short-term and FHLB
  borrowings                                       161,754      205,014       60,107
Proceeds from issuance of long-term debt                 0       10,000            0
Repayment of long-term debt                            (10)      (5,018)         (17)
Proceeds from issuance of common stock               1,372        1,675        1,410
Cash paid for treasury stock                          (287)        (742)           0
Dividends paid                                     (22,918)     (20,132)     (18,371)
Other, net                                               0           26          (43)
--------------------------------------------------------------------------------------
Net cash provided by financing activities          125,933      366,236       61,675
--------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash
  equivalents                                      (34,036)      37,556      (64,000)
Cash and cash equivalents at January 1             196,273      158,717      222,717
--------------------------------------------------------------------------------------
Cash and cash equivalents at December 31         $ 162,237    $ 196,273    $ 158,717
======================================================================================
Cash and cash equivalents:
  Cash and due from banks                        $ 144,548    $ 113,210    $ 106,913
  Short-term investments                            17,689       83,063       51,804
--------------------------------------------------------------------------------------
Cash and cash equivalents at December 31         $ 162,237    $ 196,273    $ 158,717
======================================================================================
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998, and 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                   Other
Dollars in thousands,                                      Common                Retained  Comprehensive     Treasury      Total
except per share data                                       Stock     Surplus    Earnings         Income        Stock     Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                 $ 32,678    $ 92,647    $211,327       $    643    $   (255)   $337,040
Net income                                                                         42,734                                 42,734
Change in unrealized gain on securities, net of
  taxes of $2,021 and reclassification
  adjustment  of $266                                                                              3,376                   3,376
----------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                     42,734          3,376                  46,110
Transfer of retained earnings                                                          14            (14)                      0
Stock issued under employee benefit plans                     411         922                                              1,333
Effect of three-for-two stock split                        16,206     (16,167)                                                39
Acquisition of Founders' Bank                               1,121       6,497         336           (194)                  7,760
Cash paid for fractional shares of
  acquired entities                                                        (5)                                                (5)
Cash dividends declared:
  By pooled entities                                                                 (672)                                  (672)
  Per common share of $0.55                                                       (17,699)                               (17,699)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 50,416      83,908     236,012          3,825        (255)    373,906
Net income                                                                         45,163                                 45,163
Change in unrealized gain on securities, net of
  taxes of $954 and reclassification
  adjustment of $75                                                                                2,179                   2,179
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                     45,163          2,179                  47,342
Stock issued under employee benefit plans                      12         325                                    214         551
Effect of three-for-two stock split                        23,507     (22,346)                                             1,161
Purchase of treasury stock                                                                                      (742)       (742)
Cash paid for fractional shares of acquired entities                       (5)                                                (5)
Cash dividends declared:
  By pooled entities                                                                 (847)                                  (847)
  Per common share of $0.57                                                       (19,285)                               (19,285)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                 73,935      61,882     261,043          6,004        (783)    402,081
Net income                                                                         43,397                                 43,397
Change in unrealized loss on securities, net of
  taxes of $(10,186) and reclassification
  adjustment of $978                                                                             (19,620)                (19,620)
----------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                     43,397        (19,620)                 23,777
Stock issued under employee benefit plans (includes
  related tax benefit of $365)                                133         707                                    897       1,737
Purchase of treasury stock                                                                                      (287)       (287)
Cash dividends declared:
  Per common share of $0.62                                                       (22,918)                               (22,918)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                               $ 74,068    $ 62,589    $281,522       $(13,616)   $   (173)   $404,390
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Farmers First Bank and subsidiaries ("Farmers"), Farmers & Merchants Bank and Trust and subsidiaries ("F&M"), First American National Bank of Pennsylvania ("FANB"), First Capitol Bank ("First Capitol"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares East, Inc. and subsidiaries ("Susquehanna East"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South"), Susque-Bancshares Life Insurance Co. ("SBLIC"), and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), as of and for the years ended December 31, 1999, 1998, and 1997. All material intercompany transactions have been eliminated.

   Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a multi-financial institution which operates nine commercial banks and one savings bank based upon the sound principles of super-community banking. These subsidiaries provide financial services from 140 branches located in central and southeastern Pennsylvania, Maryland, and southern New Jersey. In addition, Susquehanna operates two non-bank subsidiaries that provide leasing and credit insurance services. Susquehanna's primary source of revenue is derived from loans to customers, who are predominately small- and middle-market businesses and middle-income individuals.

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

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $31,106 and $34,101 at December 31, 1999 and 1998, respectively.

Consolidated Statements of Income. Included in the consolidated Statements of Income is a $7.4 million restructuring charge. The restructuring plan was approved by Susquehanna's Board of Directors and communicated to employees in the fourth quarter of 1999. The following summarizes the components of that charge as accrued in the fourth quarter of 1999.

--------------------------------------------------------------------------------
                                                                         Expense
--------------------------------------------------------------------------------
Employee severance benefits                                               $3,170
Professional fees related to reduction in work force                       2,850
Employment services for terminated employees                                 660
Asset disposals/write-downs                                                  732
--------------------------------------------------------------------------------
Total restructuring costs                                                 $7,412
================================================================================

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $138,114 in 1999, $141,733 in 1998, and $124,558 in 1997. Income taxes paid were $16,409 in 1999, $19,805 in 1998, and
$17,286 in 1997. Amounts transferred to other real estate owned were $7,342 in 1999, $8,408 in 1998, and $5,516 in 1997.

   On July 30, 1997, Susquehanna acquired Founders' Bank, Bryn Mawr, Pa., using the pooling-of-interests method. Results of operations for Founders' prior to the acquisition were not material to Susquehanna's consolidated results and, therefore, prior periods were not restated.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash due from banks, and short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with an original maturity of three months or less.

Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 1999, or 1998. Investments for which management has the intent, and Susquehanna has the ability, to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accre-tion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of shareholders' equity.

   Securities classified as "available-for-sale" include investments management intends to use as part of its asset/ liability management strategy, and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Other Income in the Consolidated Statements of Income.

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

   Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans, are collectively evaluated for impairment. Only commercial loans exceeding $100 are individually evaluated for impairment. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

   Management performs periodic reviews of Susquehanna's loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

   Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance, and subsequent recoveries, if any, are credited to the valuation allowance.

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

Other Real Estate. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value, of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Interest Income on Loans and Leases. Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Interest income on installment loans is recorded on the sum-of-the-years digits and the actuarial methods. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans.

   Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well collateralized and in the process of collection, or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation. Generally, the regulation requires that consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings Per Share. All share, per share, and option data in these financial statements have been adjusted to give effect to the three-for-two stock splits of 1998 and 1997.

Consolidated Statements of Changes in Stockholders' Equity

--------------------------------------------------------------------------------
Common Shares Outstanding
--------------------------------------------------------------------------------
Balance, January 1, 1997                                             15,922,939
Stock issued under employee benefit plans                                24,997
Exercise of stock-warrants of pooled entity                              36,008
Effect of three-for-two stock split                                   7,982,333
Acquistion of Founders' Bank                                            560,354
--------------------------------------------------------------------------------
Balance, December 31, 1997                                           24,526,631
Stock issued under employee benefit plans                                27,167
Exercise of stock-warrants of pooled entity                              76,814
Effect of three-for-two stock split                                  12,304,910
Purchase of treasury stock                                              (33,000)
--------------------------------------------------------------------------------
Balance, December 31, 1998                                           36,902,522
Stock issued under employee benefit plans                               134,931
Purchase of treasury stock                                              (15,000)
Balance, December 31, 1999                                           37,022,453
================================================================================

Recent Accounting Pronouncements. During 1998, Susquehanna adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses). SFAS 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $978, $75, and $266 for the years ended December 31, 1999, 1998, and 1997, respectively. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect Susquehanna's financial position or results of operations.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"), in 1997. SFAS 131 establishes standards for disclosures about products, services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has reviewed SFAS 131 and determined that Susquehanna has one qualifying segment and therefore no additional disclosure is required.

   During 1998, Susquehanna also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS No. 132), which revises employers' disclosures about pensions and other Post-retirement benefit plans. It standardizes the disclosure requirements for pensions and other Post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were under previous pronouncements.

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes standards for recording derivative financial instruments on the balance sheet at their fair value. This Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management anticipates that the adoption of SFAS 133 will not have a material effect on Susquehanna's financial condition or results of operations.

   SFAS 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," requires that after a securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. The Statement was effective for the first fiscal quarter of 1999 and did not have a material effect on Susquehanna's financial condition or results of operations.

--------------------------------------------------------------------------------
2. Completed Acquisitions

On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank ("FCB"), a Pennsylvania commercial bank company with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 2.028 shares of common stock to the shareholders of FCB for each of the 520,393 outstanding common shares of FCB. The transaction is accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of FCB for all periods presented.

   Previously reported information has been restated as follows:

--------------------------------------------------------------------------------
                                                          1998
--------------------------------------------------------------------------------
                                     Susquehanna           FCB   Susquehanna
                                     As Reported   As Reported      Restated
--------------------------------------------------------------------------------
Net interest income                     $154,190      $  3,939      $158,129
Provision for loan and lease losses        5,247            86         5,333
Other income                              30,921           267        31,188
Other expense                            113,206         4,858       118,064
--------------------------------------------------------------------------------
Income before taxes                       66,658          (738)       65,920
Taxes                                     21,084          (327)       20,757
--------------------------------------------------------------------------------
Net income                              $ 45,574      $   (411)     $ 45,163
================================================================================
Earnings per share: Basic               $   1.27                    $   1.22
                    Diluted             $   1.26                    $   1.21
Average shares outstanding: Basic         35,859         1,009        36,868
                            Diluted       36,179         1,009        37,188
--------------------------------------------------------------------------------
                                                          1997
--------------------------------------------------------------------------------
                                     Susquehanna           FCB   Susquehanna
                                     As Reported   As Reported      Restated
--------------------------------------------------------------------------------
Net interest income                     $151,392      $  3,767      $155,159
Provision for loan and lease losses        4,557           174         4,731
Other income                              24,374           277        24,651
Other expense                            109,832         2,931       112,763
--------------------------------------------------------------------------------
Income before taxes                       61,377           939        62,316
Taxes                                     19,315           267        19,582
--------------------------------------------------------------------------------
Net income                              $ 42,062      $    672      $ 42,734
================================================================================
Earnings per share: Basic               $   1.19                    $   1.18
                    Diluted             $   1.18                    $   1.17
Average shares outstanding: Basic         35,413           883        36,296
                            Diluted       35,628           923        36,551

--------------------------------------------------------------------------------
3. Short-Term Investments

The book value of short-term investments and weighted average interest rates on December 31, 1999 and 1998, were as follows:

--------------------------------------------------------------------------------
                                          1999                       1998
--------------------------------------------------------------------------------
                                     Book                       Book
                                    Value     Rates            Value     Rates
--------------------------------------------------------------------------------
Interest-bearing deposits
in other banks                    $ 4,817      3.99%         $18,151     4.66%
Federal funds sold                  3,418      4.52           51,258     4.75
Money market funds                  9,454      5.30           13,654     5.10
--------------------------------------------------------------------------------
Total                             $17,689                    $83,063
================================================================================

--------------------------------------------------------------------------------
4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 1999 and 1998, are as follows:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                            Gross       Gross
                                            Amortized  Unrealized  Unrealized         Fair
At December 31, 1999                             Cost       Gains      Losses        Value
--------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury                                $ 16,658     $    49     $    24     $ 16,683
U.S. Government agencies                      346,041          36       7,087      338,990
State and municipal                            70,136         201         738       69,599
Corporate debt securities                      17,795          52         165       17,682
Mortgage-backed securities                    414,317          47      14,936      399,428
Equity securities                              34,588       1,988           0       36,576
--------------------------------------------------------------------------------------------
                                             $899,535     $ 2,373     $22,950     $878,958
--------------------------------------------------------------------------------------------
Held-to-Maturity:
State and municipal                          $ 32,070     $   388     $     8     $ 32,450
Mortgage-backed securities                      1,020           0           9        1,011
--------------------------------------------------------------------------------------------
                                             $ 33,090     $   388     $    17     $ 33,461
--------------------------------------------------------------------------------------------
Total investment securities                  $932,625     $ 2,761     $22,967     $912,419
============================================================================================

--------------------------------------------------------------------------------------------
At December 31, 1998
--------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury                                $ 67,043     $   912     $     0     $ 67,955
U.S. Government agencies                      214,841       1,249         124      215,966
State and municipal                            70,417       1,649          76       71,990
Corporate debt securities                      34,993         399           0       35,392
Mortgage-backed securities                    466,005         856         327      466,534
Equity securities                              29,379       4,701          10       34,070
--------------------------------------------------------------------------------------------
                                             $882,678     $ 9,766     $   537     $891,907
--------------------------------------------------------------------------------------------
Held-to-Maturity:
U.S. Treasury                                $    500     $     0     $     0     $    500
U.S. Government agencies                       55,810       1,155           0       56,965
Corporate debt securities                          25           0           0           25
Mortgage-backed securities                      3,502          27           0        3,529
--------------------------------------------------------------------------------------------
                                             $ 59,837     $ 1,182     $     0     $ 61,019
--------------------------------------------------------------------------------------------
Total investment securities                  $942,515     $10,948     $   537     $952,926
============================================================================================

   At December 31, 1999 and 1998, investment securities with a carrying value of $463,071 and $291,285 respectively, were pledged to secure public funds and for other purposes as required by law.

   There were no investment securities whose ratings were less than investment grade at December 31, 1999 or 1998.

   The amortized cost and fair values of U.S. Treasury, government agency, state and municipal, corporate debt, and mortgage-backed securities, at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                     Amortized              Fair
                                                          Cost             Value
--------------------------------------------------------------------------------
Securities Available-for-Sale:
  Within one year                                     $ 21,633          $ 21,643
  After one year but within
    five years                                         410,828           403,407
  After five years but within
    ten years                                           38,509            37,922
After ten years                                        393,977           379,410
--------------------------------------------------------------------------------
                                                       864,947           842,382
--------------------------------------------------------------------------------
Securities Held-to-Maturity:
  Within one year                                     $ 14,192          $ 14,229
  After one year but within
    five years                                          11,800            11,899
  After five years but within
    ten years                                            2,168             2,331
  After ten years                                        4,930             5,002
--------------------------------------------------------------------------------
                                                        33,090            33,461
--------------------------------------------------------------------------------
Total debt securities                                 $898,037          $875,843
================================================================================

   The gross realized gains and gross realized losses on investment securities transactions are summarized below. During 1999, 1998, and 1997, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.

--------------------------------------------------------------------------------
                                        Available-for-Sale     Held-to-Maturity
--------------------------------------------------------------------------------
For the year ended December 31, 1999
--------------------------------------------------------------------------------
Gross gains                                           $998                 $  1
Gross losses                                            18                    3
--------------------------------------------------------------------------------
Net gains                                             $980                 $ (2)
================================================================================
For the year ended December 31, 1998
--------------------------------------------------------------------------------
Gross gains                                           $210                 $  0
Gross losses                                           133                    2
--------------------------------------------------------------------------------
Net gains                                             $ 77                 $ (2)
================================================================================
For the year ended December 31, 1997
--------------------------------------------------------------------------------
Gross gains                                           $687                 $  1
Gross losses                                           419                    3
--------------------------------------------------------------------------------
Net gains                                             $268                 $ (2)
================================================================================

Interest earned on investment securities for the years ended December 31 was as follows:

--------------------------------------------------------------------------------
                                          1999             1998             1997
--------------------------------------------------------------------------------
Taxable                                $50,485          $48,587          $37,605
Tax-advantaged                           5,232            5,666            5,588
--------------------------------------------------------------------------------
Total                                  $55,717          $54,253          $43,193
================================================================================

--------------------------------------------------------------------------------
5. Loans and Leases

At December 31, loans and leases, net of unearned income ($37,233 at December 31, 1999, and $26,293 at December 31, 1998), were as follows:

--------------------------------------------------------------------------------
                                                        1999                1998
--------------------------------------------------------------------------------
Commercial, financial,
  and agricultural                                $  327,670          $  301,385
Real estate--construction                            255,054             256,451
Real estate--mortgage                              1,850,375           1,821,485
Consumer                                             395,566             346,180
Leases                                               166,487             121,684
--------------------------------------------------------------------------------
Total                                             $2,995,152          $2,847,185
================================================================================

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

   The activity of loans to such persons whose balance exceeded $60 during 1999, 1998, and 1997 follows:

--------------------------------------------------------------------------------
                                         1999             1998             1997
--------------------------------------------------------------------------------
Balance--January 1                    $27,225          $27,740          $29,653
Additions                              28,273           20,379           12,477
Deductions:
  Amounts collected                    24,657           20,894           11,971
Other changes                           5,134                0           (2,419)
--------------------------------------------------------------------------------
Balance--December 31
Current                               $35,975          $27,225          $27,740
================================================================================

   Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, and Maryland. Susquehanna has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans with the exception of housing developments.

   An analysis of impaired loans at December 31, 1999 and 1998, is presented as follows:

--------------------------------------------------------------------------------
                                                           1999             1998
--------------------------------------------------------------------------------
Impaired loans without a related
  reserve                                               $11,491          $ 9,437
Impaired loans with a reserve                             1,460            3,571
--------------------------------------------------------------------------------
Total impaired loans                                    $12,951          $13,008
================================================================================
Reserve for impaired loans                              $   532          $   591
================================================================================

An analysis of impaired loans for the years ended Decem- ber 31, 1999 and 1998 is presented as follows:

--------------------------------------------------------------------------------
                                                           1999             1998
--------------------------------------------------------------------------------
Average balance of impaired loans                       $10,560          $11,869
Interest income on impaired loans
  (cash basis)                                              134              242
================================================================================

--------------------------------------------------------------------------------
6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

--------------------------------------------------------------------------------
                                         1999             1998             1997
--------------------------------------------------------------------------------
Balance--January 1                   $ 36,158         $ 36,481         $ 35,704
Allowance acquired in
  business combination                      0                0            1,460
Provision charged to
  operating expenses                    7,200            5,333            4,731
--------------------------------------------------------------------------------
                                       43,358           41,814           41,895
--------------------------------------------------------------------------------
Charge-offs                            (8,366)          (7,109)          (6,787)
Recoveries                              2,241            1,453            1,373
--------------------------------------------------------------------------------
Net charge-offs                        (6,125)          (5,656)          (5,414)
--------------------------------------------------------------------------------
Balance--December 31                 $ 37,233         $ 36,158         $ 36,481
================================================================================

--------------------------------------------------------------------------------
7. Premises and Equipment

Property, buildings, and equipment, at December 31, were as follows:

--------------------------------------------------------------------------------
                                                          1999              1998
--------------------------------------------------------------------------------
Land                                                  $  8,393          $  8,504
Buildings                                               45,346            45,321
Furniture and equipment                                 51,184            54,172
Leasehold improvements                                   6,321             6,461
Land improvements                                        1,136             1,148
--------------------------------------------------------------------------------
                                                       112,380           115,606
--------------------------------------------------------------------------------
Less: accumulated depreciation
  and amortization                                      57,976            60,040
--------------------------------------------------------------------------------
                                                      $ 54,404          $ 55,566
================================================================================

   Depreciation and amortization expense charged to operations amounted to $6,652 in 1999, $5,808 in 1998, and $5,468 in 1997.

   All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2011. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 1999, are as follows:

--------------------------------------------------------------------------------
                                                                Operating Leases
--------------------------------------------------------------------------------
2000                                                                     $ 3,058
2001                                                                       2,730
2002                                                                       2,396
2003                                                                       2,070
2004                                                                       1,898
Subsequent years                                                           7,582
--------------------------------------------------------------------------------
                                                                         $19,734
================================================================================

   Total rent expense charged to operations amounted to $3,320 in 1999, $3,113 in 1998, and $2,915 in 1997.



--------------------------------------------------------------------------------
8. Deposits

Deposits at December 31 were as follows:

--------------------------------------------------------------------------------
                                                        1999                1998
--------------------------------------------------------------------------------
Noninterest-bearing:
  demand                                          $  430,054          $  433,133
Interest-bearing:
  Interest-bearing demand                            951,904             997,718
  Savings                                            421,012             448,865
  Time                                             1,187,524           1,166,002
  Time of $100 or more                               190,026             171,161
--------------------------------------------------------------------------------
Total deposits                                    $3,180,520          $3,216,879
================================================================================


--------------------------------------------------------------------------------
9. Borrowings

Short-Term Borrowings
Short-term borrowings and weighted average interest rates, at December 31, were as follows:

---------------------------------------------------------------------------------------------
                                                        1999                      1998
---------------------------------------------------------------------------------------------
                                                  Amount     Rate           Amount     Rate
---------------------------------------------------------------------------------------------
Securities sold under repurchase agreements     $179,278     5.02%        $ 98,694     4.46%
Treasury tax and loan notes                       14,010     4.54            4,837     5.00
Federal funds purchased                           14,219     5.07            1,000     5.43
---------------------------------------------------------------------------------------------
                                                $207,507                  $104,531
=============================================================================================

Federal Home Loan Bank Borrowings

--------------------------------------------------------------------------------
December 31                                            1999                 1998
--------------------------------------------------------------------------------
Due 1999, 4.50% to 6.30%                           $      0             $ 36,420
Due 2000, 4.05% to 6.16%                            107,325               55,000
Due 2001, 5.27% to 6.33%                             13,750                2,250
Due 2002, 5.30% to 6.08%                             10,000               26,000
Due 2003, 5.69% to 5.98%                            115,500              116,300
Due 2004, 4.65%                                      15,000                    0
Due 2006, 6.65%                                         788                  875
Due 2008, 5.43% to 5.50%                             75,000               75,000
Due 2009, 5.30% to 5.34%                             33,000                    0
Due 2011, 3.25%                                          85                   90
Due 2012, 3.25%                                         155                  164
Due 2013, 5.94%                                         210                  222
Due 2014, 5.00% to 6.51%                              1,057                1,077
Due 2018, 6.00%                                         347                  238
Due 2019, 4.50%                                         197                    0
--------------------------------------------------------------------------------
                                                   $372,414             $313,636
================================================================================

   Susquehanna subsidiary banks are members of the Federal Home Loan Banks ("FHLB") of Atlanta, New York, and Pittsburgh and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the subsidiaries' stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

   Under this program Susquehanna subsidiaries have lines of credit available to them totalling $1.0 billion and $691 million, of which $372 million and $314 million were outstanding at December 31, 1999 and 1998, respectively. At December 31, 1999, Susquehanna subsidiaries could borrow an additional $633 million based on qualifying collateral. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $12 million.

Long-Term Debt

------------------------------------------------------------------------------------
                                                  1999                    1998
------------------------------------------------------------------------------------
                                            Amount    Rate          Amount     Rate
------------------------------------------------------------------------------------
Installment note due June 2, 1999          $     0    0.00%        $    10    9.00%
Term note due July 19, 2003                 10,000    6.09          10,000    6.09
Subordinate notes due February 1, 2005      50,000    9.00          50,000    9.00
Senior notes due February 1, 2003           35,000    6.30          35,000    6.30
------------------------------------------------------------------------------------
                                           $95,000                 $95,010
====================================================================================

   The installment note was a demand note with a final maturity of June 2, 1999.

   The term note is payable with interest only payments being made until maturity. This note is guaranteed by Susquehanna.

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

--------------------------------------------------------------------------------
10. Income Taxes

The components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------
                                     1999                1998               1997
--------------------------------------------------------------------------------
Current                          $ 19,009            $ 17,250           $ 17,286
Deferred                             (587)              3,507              2,296
--------------------------------------------------------------------------------
Total                            $ 18,422            $ 20,757           $ 19,582
================================================================================

   The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

--------------------------------------------------------------------------------
                                             1999           1998           1997
--------------------------------------------------------------------------------
Provision at statutory rates             $ 21,637       $ 23,079       $ 21,801
Tax-advantaged income                      (2,857)        (3,144)        (2,963)
Other, net                                   (358)           822            744
--------------------------------------------------------------------------------
Total                                    $ 18,422       $ 20,757       $ 19,582
================================================================================

   Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The components of the net deferred tax asset as of December 31 were as follows:

--------------------------------------------------------------------------------
                                             1999           1998           1997
--------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan losses                $ 13,429       $ 13,406       $ 13,004
  Accrued pension expense                   1,180          1,314          1,473
  Deferred directors' fees                    564            811            760
  Deferred compensation                       775            451            177
  Nonaccrual loan interest                  1,398          1,078          1,065
  Core deposit intangible                     101             25            490
  Purchase accounting                         493            449           (519)
  Unrealized investment
    (gains) and losses                      6,961         (3,225)        (2,425)
  Other assets                              4,835          1,248          1,147
Deferred tax liabilities:
  Deferred loan costs                      (1,914)          (404)           817
  FHLB stock dividends                       (395)          (395)          (395)
  Premises and equipment                   (2,208)        (2,160)        (2,178)
  Operating lease income, net              (8,490)        (6,770)        (4,731)
  Recapture of savings banks'
    bad debt reserve                         (344)          (598)        (1,016)
  Other liabilities                        (2,551)        (2,169)          (301)
--------------------------------------------------------------------------------
Net deferred income tax assets           $ 13,834       $  3,061       $  7,368
================================================================================



--------------------------------------------------------------------------------
11. Financial Instruments with Off-Balance Sheet Risk

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

   Financial instruments with off-balance sheet risk at December 31, 1999 and 1998, are as follows:

--------------------------------------------------------------------------------
Contractual                                                1999             1998
--------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk:
    Standby letters of credit                          $ 36,426         $ 34,711
    Commitments to originate loans                      136,257           93,746
    Unused portion of home equity
      and credit card lines                             188,043          175,331
    Other unused commitments,
    principally commercial
      lines of credit                                   418,387          381,866

--------------------------------------------------------------------------------
12. Fair Value of Financial Instruments

Susquehanna's estimated fair value information about financial instruments is presented below. Some of this information is presented whether it is recognized in the Consolidated Balance Sheet or not, and if it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets.
   Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, Susquehanna's ability to actually realize these derived values cannot be assured.
   The estimated fair values disclosed herewith may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings as well as certain financial instruments such as leases.
   Susquehanna also has several intangible assets which are not included in the fair value disclosures such as mortgage servicing rights, customer lists, and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

   The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:


---------------------------------------------------------------------------------------------------------
                                                          1999                          1998
---------------------------------------------------------------------------------------------------------
                                                                Estimated                     Estimated
                                                  Carrying           Fair        Carrying          Fair
                                                    Amount          Value         Amount          Value
---------------------------------------------------------------------------------------------------------
Assets:
  Cash and due from banks                       $  144,548     $  144,548     $  113,210     $  113,210
  Short-term investments                            17,689         17,689         83,063         83,063
  Investment securities                            912,048        912,419        951,744        952,926
  Loans, net of unearned income and allowance    2,793,313      2,923,709      2,690,668      2,772,868
Liabilities:
  Deposits                                       3,180,520      3,176,336      3,216,879      3,225,168
  Short-term borrowings                            207,507        207,507        104,531        104,531
  FHLB borrowings                                  372,414        372,559        313,636        320,037
  Long-term debt                                    95,000         95,379         95,010        102,040

--------------------------------------------------------------------------------
13. Benefit Plans

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31 is as follows:

-----------------------------------------------------------------------------------------------------
                                                        Pension Benefits             Other Benefits
-----------------------------------------------------------------------------------------------------
                                                       1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year            $ 39,605      $ 35,549      $  3,251      $  2,888
  Service cost                                        1,916         1,529           146           116
  Interest cost                                       2,505         2,238           212           197
  Plan participants' contributions                        0             0            66            72
  Amendments                                             21        (3,936)           32           120
  Actuarial (gain)/loss                              (7,709)        2,860          (437)           36
  Acquisitions                                            0         2,345             0             0
  Benefits paid                                      (1,187)         (980)         (171)         (178)
-----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                  $ 35,151      $ 39,605      $  3,099      $  3,251
-----------------------------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at beginning of year     $ 44,600      $ 37,496      $      0      $      0
  Actual return on plan assets                        3,939         2,734             0             0
  Acquisitions                                            0         3,789             0             0
  Employer contributions                                  0             0           105           106
  Plan participants' contributions                        0             0            66            72
  Benefits paid                                      (1,187)         (980)         (171)         (178)
-----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year           $ 47,352      $ 43,039      $      0      $      0
-----------------------------------------------------------------------------------------------------
  Funded status                                    $ 12,202      $  3,434      $ (3,099)     $ (3,251)
  Unrecognized net actuarial gain                   (13,306)       (4,363)       (1,131)         (722)
  Unrecognized prior service cost                    (2,562)       (2,861)          386           395
  Unrecognized transition asset                        (481)         (548)        1,477         1,590
-----------------------------------------------------------------------------------------------------
Accrued benefit cost                               $ (4,147)     $ (4,338)     $ (2,367)     $ (1,988)
=====================================================================================================

Components of Net Periodic Benefit
 Expense /(Income)
-------------------------------------------------------------------------------------------------------------
                                                    Pension Benefits                   Other Benefits
-------------------------------------------------------------------------------------------------------------
                                             1999        1998        1997        1999        1998        1997
-------------------------------------------------------------------------------------------------------------
  Service cost                            $ 1,916     $ 1,529     $ 1,959     $   146     $   116     $    92
  Interest cost                             2,505       2,238       2,216         212         197         191
  Expected return on plan assets           (3,962)     (3,332)     (2,707)          0           0           0
  Amortization of prior service cost         (277)       (279)        102          41          27          24
  Amortization of transition asset            (68)        (67)        (86)        113         113         113
  Amortization of net actuarial gain         (305)       (322)       (326)        (28)        (36)        (42)
-------------------------------------------------------------------------------------------------------------
Net periodic benefit expense/(income)     $  (191)    $  (233)    $ 1,158     $   484     $   417     $   378
=============================================================================================================
Weighted-Average Assumptions at Year-End
  Discount rate                              8.00%       6.75%       7.25%       8.00%       6.75%       7.25%
  Expected return on plan assets             9.00%       9.00%       9.00%       0.00%       0.00%       0.00%
  Rate of compensation increase              4.50%       4.50%       4.50%       4.50%       4.50%       4.50%

   The plan assets were invested principally in U.S. Government securities and listed stocks and bonds including 31,751 and 30,697 shares of Susquehanna common stock at December 31, 1999 and 1998, respectively.
   Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,192 in 1999, $1,213 in 1998, and $1,007 in 1997.

   Susquehanna offers an Employee Stock Purchase Plan ("ESPP"), which allows employees to purchase Susquehanna common stock up to 5% of their salary at discount to the market price, through payroll deductions.
   Susquehanna implemented a nonqualified Equity Compensation Plan (the "Compensation Plan"), in 1997, under which Susquehanna may grant options to its employees and directors for up to 1,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each option equals the market price of the company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. The option prices range from a low of $6.44 to a high of $24.75.
   On January 1, 1996, Susquehanna adopted SFAS 123 and as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Compensation Plan. Accordingly, no compensation cost has been recognized for options granted under the Compensation Plan.
   For purposes of disclosure, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based upon the assumptions noted below. Option data noted below has been adjusted for the three-for-two stock splits of 1998 and 1997. The pro forma effects on net income include both the Compensation Plan and the ESPP.

----------------------------------------------------------------------------------------------------------------------------------
                                                                        1999                    1998                     1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted                 Weighted                 Weighted
                                                                         Average                  Average                  Average
                                                                        Exercise                 Exercise                 Exercise
                                                               Shares      Price        Shares      Price        Shares      Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                              892,870     $15.36       676,151     $12.22       566,523     $11.33
Granted                                                       294,117      18.19       224,219      24.75       120,878      16.47
Exercised                                                      92,362       7.81         7,500      13.00        11,250      13.00
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                  1,094,625     $16.76       892,870     $15.36       676,151     $12.22
==================================================================================================================================
Outstanding at end of year:
  Granted prior to 1997                                       459,507     $11.96       547,773     $11.28       555,273     $11.30
  Granted 1997                                                116,782      16.69       120,878      16.47       120,878      16.47
  Granted 1998                                                224,219      24.75       224,219      24.75             0          0
  Granted 1999                                                294,117      18.19             0          0             0          0
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                  1,094,625     $16.76       892,870     $15.36       676,151     $12.22
==================================================================================================================================
Options exercisable at year-end:
  Granted prior to 1997                                       233,314     $10.96       208,485     $ 8.47       215,985     $ 9.25
  Granted 1997                                                 69,534      16.18        73,629      15.85        73,629      15.85
  Granted 1998                                                      0          0             0          0             0          0
  Granted 1999                                                      0          0             0          0             0          0
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                               302,848     $12.16       282,114     $10.40       289,614     $10.46
==================================================================================================================================
Weighted average remaining contractual maturity
    of options outstanding at year-end:
  Granted prior to 1997                                       6 years
  Granted 1997                                                7 years
  Granted 1998                                                8 years
  Granted 1999                                                9 years
----------------------------------------------------------------------------------------------------------------------------------
Total                                                         7 years



----------------------------------------------------------------------------------------------------------------------------
                                                              1999                      1998                   1997
----------------------------------------------------------------------------------------------------------------------------
                                                       Dollars     Per Share      Dollars   Per Share    Dollars   Per Share
----------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of
  options granted during the year                       $1,321         $4.49        $1,348    $6.01        $521       $4.31
Fair value disclosures (pro forma) effect on:
  Net income                                              (328)                       (484)                (428)
  Basic earnings per share                                             (0.01)                 (0.01)                  (0.01)
  Diluted earnings per share                                           (0.01)                 (0.01)                  (0.01)

----------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value assumptions:
  Dividend yield                                          3.0%                        3.0%                 3.0%
  Expected volatility                                    22.0%                       22.0%                20.0%
  Risk-free interest rate                                 5.7%                        5.5%                 6.7%
  Expected term                                        7 years                     7 years              7 years

--------------------------------------------------------------------------------
14. Susquehanna Bancshares, Inc. (Parent Only) Condensed Balance Sheets

--------------------------------------------------------------------------------
December 31                                            1999             1998
--------------------------------------------------------------------------------
Assets
Cash in subsidiary bank                              $     247        $     746
Short-term investments                                       0               62
Investment in consolidated
  subsidiaries at equity in net assets                 485,166          476,604
Other investment securities                              2,920            5,275
Premises and equipment (net)                               320              215
Other assets                                             7,588           11,308
--------------------------------------------------------------------------------
Total assets                                         $ 496,241        $ 494,210
================================================================================
Liabilities
Long-term debt                                       $  85,000        $  85,000
Accrued taxes and expenses payable                       6,851            7,129
--------------------------------------------------------------------------------
Total liabilities                                       91,851           92,129
--------------------------------------------------------------------------------
Equity
Preferred stock (no par)                                     0                0
Common stock ($2 par value)                             74,068           73,935
Surplus                                                 62,589           61,882
Retained earnings                                      281,522          261,043
Accumulated other comprehensive
  income, net of taxes                                 (13,616)           6,004
Less: Treasury stock at cost                               173              783
--------------------------------------------------------------------------------
Total stockholders' equity                             404,390          402,081
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $ 496,241        $ 494,210
================================================================================

--------------------------------------------------------------------------------
Susquehanna Bancshares, Inc. (Parent Only) Condensed Statements of Income

--------------------------------------------------------------------------------
Year ended December 31                     1999           1998           1997
--------------------------------------------------------------------------------
Income
Dividends from subsidiaries              $ 35,814       $ 68,266       $ 28,611
Interest, dividends, and gains
  on sales of investment
  securities                                  959            231            191
Interest and management
  fee from subsidiaries                     3,408          4,137          4,115
--------------------------------------------------------------------------------
Total income                               40,181         72,634         32,917
--------------------------------------------------------------------------------
Expenses
Interest expense                            6,864          6,864          6,861
Recurring charges                           3,410              0              0
Other expenses                              7,145          4,036          4,096
--------------------------------------------------------------------------------
Total expenses                             17,419         10,900         10,957
--------------------------------------------------------------------------------
Income before taxes, and
  equity in undistributed
  income of subsidiaries                   22,762         61,734         21,960
Income taxes                               (1,470)           241           (386)
Equity in undistributed
  income of subsidiaries                   19,165        (16,330)        20,388
--------------------------------------------------------------------------------
Net Income                               $ 43,397       $ 45,163       $ 42,734
================================================================================

--------------------------------------------------------------------------------
Susquehanna Bancshares, Inc. (Parent Only) Condensed Statements of Cash
Flows

--------------------------------------------------------------------------------
Year ended December 31                       1999          1998          1997
--------------------------------------------------------------------------------
Operating Activities
Net income                                 $ 43,397      $ 45,163      $ 42,734
Adjustment to reconcile net
  income to cash provided
  by operating activities:
    Depreciation and
      amortization                              357           313           158
    Equity in undistributed
      income of
      subsidiaries and
      income of subsidiaries
      accrued not received                  (19,165)       16,330       (20,388)
    Increase in other assets                   (651)       (5,752)         (520)
    Increase/(decrease) in
      accrued expenses
      payable                                  (278)        1,271           602
    Other, net                                 (959)            0             0
--------------------------------------------------------------------------------
Net cash provided from
operating activities                         22,701        57,325        22,586
--------------------------------------------------------------------------------
Investing Activities
Purchase of investment securities              (500)            0        (8,489)
Proceeds from the sale/
  maturities of investment
  securities                                  1,089         8,500             0
Capital expenditures                           (204)         (179)          (72)
Net infusion of investment
  in subsidiaries                            (1,814)      (46,006)       (1,200)
--------------------------------------------------------------------------------
Net cash used for investing
activities                                   (1,429)      (37,685)       (9,761)
--------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of
  common stock                             $  1,372      $     51      $    619
Dividends paid                              (22,918)      (20,132)      (18,371)
Cash paid for treasury stock                   (287)         (742)            0
Other, net                                        0            32           (43)
--------------------------------------------------------------------------------
Net cash used for financing
  activities                                (21,833)      (20,291)      (17,795)
--------------------------------------------------------------------------------
Net decrease in cash and
  cash equivalents                             (561)         (651)       (4,970)
Cash and cash equivalents at
  January 1                                     808         1,459         6,429
--------------------------------------------------------------------------------
Cash and cash equivalents at
  December 31                              $    247      $    808      $  1,459
================================================================================
Cash and cash equivalents:
  Cash in subsidiary bank                  $    247      $    746      $    794
  Short-term investments                          0            62           665
--------------------------------------------------------------------------------
Cash and cash equivalents at
  December 31                              $    247      $    808      $  1,459
================================================================================

--------------------------------------------------------------------------------
15. Earnings Per Share


The following table sets forth the calculation of basic and diluted earnings per share for the years ended below:
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31                   1999                              1998                            1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Per Share                       Per Share                         Per Share
                                       Income    Shares    Amount       Income    Shares   Amount       Income    Shares     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
Income available to common
  stockholders                        $43,397    36,960     $1.17      $45,163    36,868    $1.22      $42,734     36,296     $1.18

Effect of diluted securities:
Stock options outstanding                           177                              320                              255
-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common
  stockholders and assumed
  conversion                          $43,397    37,137     $1.17      $45,163    37,188    $1.21      $42,734     36,551     $1.17
===================================================================================================================================

--------------------------------------------------------------------------------
16. Regulatory Restrictions of Banking Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 1999, $56,819 is available for dividend distribution to Susquehanna in 2000 from its banking subsidiaries.
   Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $2,231 and $5,807 at December 31, 1999 and 1998, respectively.

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

--------------------------------------------------------------------------------
18. Subsequent Events

On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), a closely held consumer automobile financing company, for 2,360,000 shares of Susquehanna common stock. Hann, headquartered in Jamesburg, New Jersey, originates high-quality automobile loans and leases in the New Jersey, eastern Pennsylvania, New York, and Connecticut market areas. Hann services more than $800 million in automobile-related receivables.
   The acquisition of Hann will be accounted for under the pooling-of-interests method of accounting. Pro forma information that gives effect of the acquisition of Hann is as follows:

Pro forma: Susquehanna and Hann
-----------------------------------------------------------------------
                                      1999         1998         1997
-----------------------------------------------------------------------
Net interest income and
  other income                      $212,245     $196,843      $188,251
Net income                            44,182       46,804        44,770
Earning per share--basic            $   1.12     $   1.19      $   1.16
                 --diluted              1.12         1.18          1.15

   On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp., King of Prussia, Pa. ("VFAM"), and its holding company, Valley Forge Investment Companies, Inc., for $12.7 million. VFAM provides investment advisory services and, at the time of the acquisition, had approximately $900 million in assets under management. The acquisition of VFAM will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill of approximately $9.0 million was created in this transaction and will be amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there is also contingent cash payments totalling $6.0 million. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill if earned.

                           PriceWaterhouseCoopers LLP
                             One South Market Square
                            Harrisburg, PA 17101-9916
                            Telephone (717) 231-5900
                            Facsimile (717) 232-5672

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (Susquehanna) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Susquehanna's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

January 24, 2000, except as to
Note 18 which is as of March 3, 2000

Summary of Quarterly Financial Data

The unaudited quarterly results of operations for the years ended December 31, 1999 and 1998, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except
  per share                                                            1999                                    1998
------------------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                           Dec 31    Sep 30   Jun 30    Mar 31     Dec 31   Sep 30    Jun 30    Mar 31
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                        $76,876   $75,257   $74,176   $73,461   $75,435   $75,897   $75,649   $73,861
Interest expense                                        36,231    34,978    33,508    34,131    35,639    36,209    35,928    34,937
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     40,645    40,279    40,668    39,330    39,796    39,688    39,721    38,924
Provision for loan and lease losses                      2,986     1,496     1,294     1,424     1,427     1,375     1,262     1,269
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses                             37,659    38,783    39,374    37,906    38,369    38,313    38,459    37,655
------------------------------------------------------------------------------------------------------------------------------------
Other income                                            10,956    13,771     7,919     7,333     7,700     7,890     8,392     7,206
Other expenses                                          42,872    30,989    29,902    28,119    30,407    29,225    29,784    28,648
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               5,743    21,565    17,391    17,120    15,662    16,978    17,067    16,213
Applicable income taxes                                  1,185     6,711     5,176     5,350     4,775     5,400     5,580     5,002
------------------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 4,558   $14,854   $12,215   $11,770   $10,887   $11,578   $11,487   $11,211
====================================================================================================================================
Earnings per common share: Basic                       $  0.12   $  0.40   $  0.33   $  0.32   $  0.30   $  0.31   $  0.31   $  0.30
                           Diluted                        0.12      0.40      0.33      0.32      0.29      0.31      0.31      0.30

Market for Susquehanna Capital Stock

Since November 5, 1985, Susquehanna common stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 1999 and 1998.


---------------------------------------------------------------------------------
                                  1999                            1998
---------------------------------------------------------------------------------
                                        Quarterly                       Quarterly
                     Market Price       Dividend     Market Price       Dividend
---------------------------------------------------------------------------------
First Quarter        $21.25-$16.50        $0.15      $26.00-$21.67        $0.14
Second Quarter       $19.38-$17.00        $0.15      $26.08-$22.67        $0.14
Third Quarter        $18.50-$15.75        $0.15      $26.75-$17.88        $0.14
Fourth Quarter       $18.25-$14.88        $0.17      $22.75-$15.50        $0.15

Common stock prices and dividends have been adjusted to reflect Susquehanna's three-for-two stock splits of 1999 and 1998.

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure.
------     --------------------------------------------------------------------

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

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of Susquehanna.
-------           -----------------------------------------------

         The information required by this Item will be included in Susquehanna's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") in the Election of Directors section and the Director and Executive Officer Compensation section, each of which sections is incorporated herein by reference.

Item 11.          Executive Compensation
-------           ----------------------

         The information required by this Item will be included in the 2000 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
-------           --------------------------------------------------------------

         The information required by this Item will be included in the 2000 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section, and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
-------           ----------------------------------------------

         The information required by this Item will be included in the 2000 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

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

(b)  Report on Form 8-K.

          (1) Susquehanna filed a Current Report on form 8-K, dated November 17, 1999, to report the execution of a definitive Share Exchange Agreement, dated November 17, 1999, to acquire all of the outstanding stock of Boston Service Company, Inc. (t/a Hann Financial Service Corporation), filed pursuant to Item 5.

          (2) Susquehanna filed a Current Report on Form 8-K, dated December 23, 1999, to report the execution of a definitive Stock Purchase Agreement with Valley Forge Asset Management Corp. ("VFAM") and a definitive Agreement and Plan of Reorganization with Valley Forge Investment Company, Inc. ("VFICO"), to acquire all of the outstanding stock of VFAM and VFICO, filed pursuant to Item 5.

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

                                            SUSQUEHANNA BANCSHARES, INC.


                                            By:/s/ Robert S. Bolinger
                                               ----------------------
                                            Robert S. Bolinger, Chairman of the
                                            Board and Chief Executive Officer
Dated:  March 20, 2000

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


Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ Robert S. Bolinger                     Chairman of the Board, Chief Executive      March 20, 2000
------------------------------------       Officer and Director
(Robert S. Bolinger)

/s/ Drew K, Hostetter                      Sr. Vice President, Treasurer               March 20, 2000
------------------------------------       and Chief Financial Officer
(Drew K. Hostetter)

/s/ William J. Reuter                      President and Director                      March 20, 2000
------------------------------------
(William J. Reuter)

/s/ Richard M. Cloney                      Vice President and Director                 March 22, 2000
------------------------------------
(Richard M. Cloney)

/s/ James G. Apple                         Director                                    March 20, 2000
------------------------------------
(James G. Apple)

/s/ Trudy B. Cunningham                    Director                                    March 20, 2000
------------------------------------
(Trudy B. Cunningham)

/s/ John M. Denlinger                      Director                                    March 20, 2000
------------------------------------
(John M. Denlinger)

/s/ Owen O. Freeman, Jr.                   Director                                    March 21, 2000
------------------------------------
(Owen O. Freeman, Jr.)

/s/ Henry H. Gibbel                        Director                                    March 20, 2000
------------------------------------
(Henry H. Gibbel)

/s/ Marley R. Gross                        Director                                    March 21, 2000
------------------------------------
(Marley R. Gross)

 /s/ T. Max Hall                           Director                                    March 20, 2000
------------------------------------
(T. Max Hall)

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 1999

                             [SIGNATURES CONTINUED]


Signature                                  Title                 Date
---------                                  -----                 ----

/s/ Edward W. Helfrick                     Director              March 22, 2000
------------------------------------
(Edward W. Helfrick)

/s/ C. William Hetzer, Jr.                 Director              March 20, 2000
------------------------------------
(C. William Hetzer, Jr.)

/s/ Guy W. Miller, Jr.                     Director              March 22, 2000
------------------------------------
(Guy W. Miller, Jr.)

/s/ George J. Morgan                       Director              March 23, 2000
------------------------------------
(George J. Morgan)

/s/ Clyde R. Morris                        Director              March 20, 2000
------------------------------------
(Clyde R. Morris)

/s/ Roger V. Wiest                         Director              March 20, 2000
------------------------------------
(Roger V. Wiest)


                            [END OF SIGNATURE PAGES]

                                  EXHIBIT INDEX


Exhibit Numbers   Description and Method of Filing
---------------   --------------------------------

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

            (i) Share Exchange Agreement dated as of November 17, 1999 by among Susquehanna, Boston Service Company, Inc. (t/a Hann Financial Service Corporation) and the shareholders of Hann. The Disclosure Annexes to this agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the Commission upon request.

            (ii) Stock Purchase Agreement dated as of December 23, 1999 by and among Susquehanna, Susquehanna Bancshares Central, Inc., Valley Forge Asset Management Corp. and certain of the shareholders of VFAM. The Disclosure Annexes to this agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the Commission upon request.

            (iii) Agreement and Plan of Reorganization dated as of December 23,
                  1999 by and among Susquehanna, Susquehanna Bancshares Central, Inc. and Valley Forge Investment Company, Inc. The Disclosure Annexes to this agreement are omitted. Pursuant to paragraph
                  (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the Commission upon request.

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

            (ii) By-laws. Incorporated by reference to Exhibit (3)(b) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            (iii) Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna's Registration Statement on Form S-3, Registration No. 33-87624.

      (9)   Voting trust agreement. Not Applicable

      (10)  Material Contracts.

            (i) Susquehanna's Key Employee Severance Pay Plan, adopted in 1999, is filed herewith as Exhibit 10.

            (ii) Susquehanna's Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10(a) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

            (iii) Susquehanna's Performance Award Plan as amended in 1995, is incorporated by reference to Exhibit (a)(10) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

            (iv) Susquehanna's Equity Compensation Plan, as adopted in 1996, is incorporated by reference to Exhibit (a)(10) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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