Form 10-Q
period 2000-03-31
SUSQUEHANNA BANCSHARES INC
filed 2000-05-12
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

As of May 3, 2000, the Registrant had 39,278,003 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                                             SEQUENTIAL
                                                                                               PAGE
                                                                                             REFERENCE
PART I.        FINANCIAL INFORMATION                                                             3

Item 1.   FINANCIAL STATEMENTS                                                                   3

          Consolidated Balance Sheets - as of March 31, 2000 and 1999,
               and December 31, 1999                                                             3

          Consolidated Statements of Income - for the three months ended
               March 31, 2000 and 1999                                                           4

          Consolidated Statements of Cash Flow - for the three months
               ended March 31, 2000 and 1999                                                     5

          Notes to Consolidated Financial Statements                                            6-8


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND
                    FINANCIAL CONDITION                                                         9-16

PART II.       OTHER INFORMATION                                                                17

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                 17

               SIGNATURES                                                                       17

               EXHIBIT INDEX                                                                    18

PART I. FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31      December 31         March 31
(Dollars in thousands)                                                               2000             1999             1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $  109,598       $  146,576       $   98,141
Short-term investments                                                             65,289           36,653           72,746
Investment securities available for sale                                          868,115          878,958          900,379
Investment securities held to maturity                                             37,306           33,090           54,014
      (Fair values of $37,612; $33,461; and $55,071)
Loans and leases, net of unearned income                                        3,471,686        3,469,661        3,253,292
Less: Allowance for loan and lease losses                                          43,239           44,493           40,496
---------------------------------------------------------------------------------------------------------------------------
      Net loans and leases                                                      3,428,447        3,425,168        3,212,796
---------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                       55,778           55,429           56,418
Accrued income receivable                                                          23,525           23,763           22,312
Bank-owned life insurance                                                         109,524          108,105           54,459
Other assets                                                                      136,416          102,828           96,594
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                             $4,833,998       $4,810,570       $4,567,859
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
      Demand                                                                   $  452,818       $  430,054       $  414,606
      Interest-bearing demand                                                     945,519          951,904          984,858
      Savings                                                                     421,351          421,012          456,353
      Time                                                                      1,202,300        1,187,524        1,149,896
      Time of $100 or more                                                        203,375          190,026          170,451
---------------------------------------------------------------------------------------------------------------------------
                         Total deposits                                         3,225,363        3,180,520        3,176,164
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                             182,232          207,507           90,849
FHLB borrowings                                                                   369,303          372,414          313,503
Vehicle financing                                                                 471,578          482,104          426,730
Long-term debt                                                                    100,000           95,000           95,000
Accrued interest, taxes, and expenses payable                                      38,333           34,746           30,308
Other liabilities                                                                  28,083           22,597           18,053
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                         4,414,892        4,394,888        4,150,607
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
      Authorized: 100,000,000; 100,000,000; and 32,000,000 shares,
      ($2.00 par value), respectively
      Issued: 39,398,190; 39,394,094; and 39,327,572, respectively                 78,796            78,788          78,655
Surplus                                                                            57,893            57,873          56,928
Retained earnings                                                                 299,923           292,810         278,592
Accumulated other comprehensive income, net of taxes of ($7,945);
      ($6,961) and $1,913, respectively                                           (15,811)          (13,616)          3,525
Less: Treasury stock, (120,187; 11,641; and 30,113
      common shares at cost, respectively)                                          1,695               173             448
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  419,106           415,682         417,252
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $4,833,998        $4,810,570      $4,567,859
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------
                                                               Three Months Ended
                                                                     March 31
----------------------------------------------------------------------------------
(Dollars in thousands, except per share)                         2000         1999
----------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                         $71,468      $66,986
Interest on investment securities: Taxable                     13,404       12,418
               Tax-exempt                                       1,127        1,435
Interest on short-term investments                                746          952
----------------------------------------------------------------------------------
       Total interest income                                   86,745       81,791
----------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
       Interest-bearing demand                                  7,188        7,200
       Savings                                                  1,863        2,154
       Time                                                    18,427       17,595
Interest on short-term borrowings                               2,253          841
Interest on FHLB borrowings                                     5,230        4,283
Interest on vehicle financing                                   8,964        8,193
Interest on long-term debt                                      1,999        2,058
----------------------------------------------------------------------------------
       Total interest expense                                  45,924       42,324
----------------------------------------------------------------------------------

Net interest income                                            40,821       39,467
Provision for loan and lease losses                               864        2,077
----------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses  39,957       37,390
----------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                             2,582        2,250
Vehicle origination and servicing fees                          5,085        3,344
Other service charges, commissions, fees                        4,861        1,072
Income from fiduciary-related activities                        1,122          759
Gain on sale of mortgages                                         411        1,010
Income from bank-owned life insurance                           1,440          723
Other operating income                                          1,560        1,520
Investment security gains/(losses)                                  1           (1)
----------------------------------------------------------------------------------
       Total other income                                      17,062       10,677
----------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                 16,812       13,714
Net occupancy expense                                           2,498        2,316
Furniture and equipment expense                                 1,968        1,973
Amortization of intangible assets                                 784        1,014
Other operating expenses                                       15,525       10,560
----------------------------------------------------------------------------------
       Total other expenses                                    37,587       29,577
----------------------------------------------------------------------------------

Income before income taxes                                     19,432       18,490
Provision for income taxes                                      6,024        5,900
----------------------------------------------------------------------------------

NET INCOME                                                    $13,408      $12,590
----------------------------------------------------------------------------------

Per share information:
       Basic earnings                                         $  0.34      $  0.32
       Diluted earnings                                       $  0.34      $  0.32
       Cash dividends                                         $  0.17      $  0.15
Average shares outstanding:  Basic                             39,343       39,302
                             Diluted                           39,431       39,540
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three months ended March 31                                                                    2000          1999
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $  13,408     $  12,590
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, amortization and accretion                                              3,058         9,482
        Provision for loan and lease losses                                                     864         2,077
        (Gain)/loss on securities transactions                                                   (1)            1
        Gain on sale of loans                                                                  (411)       (1,010)
        (Gain)/loss on sale of other real estate owned                                          (30)           11
        Mortgage loans originated for resale                                                (25,420)      (50,144)
        Sale of mortgage loans originated for resale                                         26,853        54,770
        Decrease in accrued interest receivable                                                 238           462
        Decrease in accrued interest payable                                                (17,695)       (2,519)
        Increase in accrued expenses and taxes payable                                       21,282         1,101
        Other, net                                                                           (2,662)       (9,869)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    19,484        16,952
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from the maturity of investment securities                                       29,130        80,870
   Purchase of available-for-sale securities                                                (18,117)      (88,539)
   Purchase of held-to-maturity securities                                                   (7,887)            0
   Net increase in loans and leases                                                          (6,567)       (8,702)
   Net leases originated for warehouse                                                      (14,278)            0
   Capital expenditures                                                                      (1,926)       (4,661)
   Net cash and cash equivalents acquired/(paid) in acquisition                             (11,323)            0
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (30,968)      (21,032)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net increase/(decrease) in deposits                                                       44,843       (40,715)
   Net decrease in short-term borrowings                                                    (25,275)      (13,682)
   Net increase/(decrease) in FHLB borrowings                                                (3,111)        5,282
   Net increase/(decrease) in vehicle financing                                             (10,526)       21,381
   Proceeds from issuance of long-term debt                                                   5,000             0
   Repayment of long-term debt                                                                    0        (5,425)
   Proceeds from issuance of common stock                                                        49           384
   Cash paid for treasury stock                                                              (1,543)         (287)
   Dividends paid                                                                            (6,295)       (5,543)
-----------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                                        3,142       (38,605)
-----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                    (8,342)      (42,685)
Cash and cash equivalents at January 1                                                      183,229       213,572
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                                      $174,887      $170,887
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
   Cash and due from banks                                                                 $109,598      $ 98,141
   Short-term investments                                                                    65,289        72,746
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                      $174,887      $170,887
-----------------------------------------------------------------------------------------------------------------

     Interest paid on deposits, short-term borrowings, and long-term debt was $63,619 in 2000, and $46,161 in 1999. Income taxes paid were $109 in 2000, and
$284 in 1999. Amounts transferred to other real estate owned were $1,402 in 2000, and $2,440 in 1999.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                   COMMON              RETAINED   COMPREHENSIVE  TREASURY   TOTAL
Three Month Periods Ended March 31                                  STOCK   SURPLUS    EARNINGS       INCOME       STOCK    EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1999                                          $78,655  $57,166    $271,545       $   6,004     ($783) $412,587
  Comprehensive income:
     Net income                                                                          12,590                              12,590
  Change in unrealized gain/(loss) on securities, net of
           taxes of ($1,312) and reclassification adjustment of
             ($1)                                                                                        (2,479)             (2,479)
-----------------------------------------------------------------------------------------------------------------------------------
              Total comprehensive income                                                 12,590          (2,479)             10,111
  Common stock issued under
     employee benefit plans                                                    (238)                                  622       384
  Purchase/conversion of treasury stock                                                                              (287)     (287)
  Cash dividends paid:
     Per common share of $0.15                                                           (5,543)                             (5,543)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                                           $78,655  $56,928    $278,592       $   3,525     ($448) $417,252
-----------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 2000                                          $78,788  $57,873    $292,810        ($13,616)    ($173) $415,682
  Comprehensive income:
     Net income                                                                          13,408                              13,408
     Change in unrealized gain/(loss) on securities, net of
        taxes of ($984) and reclassification adjustment of $1                                            (2,195)             (2,195)
-----------------------------------------------------------------------------------------------------------------------------------
              Total comprehensive income                                                 13,408          (2,195)             11,213
  Common stock issued under
     employee benefit plans                                              8       20                                    21        49
  Purchase/conversion of treasury stock                                                                            (1,543)   (1,543)
  Cash dividends paid:
     Per common share of $0.17                                                           (6,295)                             (6,295)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000                                           $78,796  $57,893    $299,923        ($15,811)  ($1,695) $419,106
-----------------------------------------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2000 and 1999.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 30 through 32 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2000                 December 31, 1999
                                                                 ---------------------------     ---------------------------
                                                                 Amortized cost   Fair value     Amortized cost   Fair value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S.Treasury                                                       $ 10,748      $ 10,756           $ 16,658     $ 16,683
   U.S. Government agencies                                            351,129       342,586            346,041      338,990
   State & municipal                                                    68,514        67,891             70,136       69,599
   Mortgage-backed                                                     411,039       394,637            414,317      399,428
   Corporates                                                           16,834        16,493             17,795       17,682
   Equities                                                             33,913        35,752             34,588       36,576
----------------------------------------------------------------------------------------------------------------------------
                                                                       892,177       868,115            899,535      878,958
----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S.Government agencies                                            $  7,976      $  7,963          $       0     $      0
   State & municipal                                                    28,420        28,747             32,070       32,450
   Mortgage-backed                                                         910           902              1,020        1,011
----------------------------------------------------------------------------------------------------------------------------
                                                                        37,306        37,612             33,090       33,461
----------------------------------------------------------------------------------------------------------------------------
        Total investment securities                                 $  929,483    $  905,727         $  932,625   $  912,419
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
----------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 2000 and
 December 31, 1999, were as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                     March 31,                     December 31,
                                                                          2000                             1999
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                             $  350,767                       $  327,670
Real estate - construction                                             252,723                          255,054
Real estate - mortgage                                               1,850,476                        1,850,375
Consumer                                                               379,793                          381,556
Leases                                                                 637,927                          655,006
----------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                      $3,471,686                       $3,469,661
----------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
----------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                                   $  228,961                       $  241,767
Estimated residual value of leases                                     480,418                          495,309
Unearned income under lease contracts                                  (71,452)                         (82,070)
----------------------------------------------------------------------------------------------------------------------------
        Total leases                                                $  637,927                       $  655,006
----------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of March 31, 2000 and
 December 31, 1999, is presented as follows:
----------------------------------------------------------------------------------------------------------------------------

                                                                     March 31,                     December 31,
                                                                          2000                             1999
----------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                            $   10,999                       $   11,491
Impaired loans with a reserve                                            1,512                            1,460
----------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                        $   12,511                       $   12,951
----------------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                          $      258                       $      532
----------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three months periods
 ended March 31, 2000 and 1999 is presented as follows:
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                          2000                             1999
----------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                   $   13,417                       $   10,103
Interest income on impaired loans (cash-basis)                              17                               19

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
-------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,          December 31,
                                                                                               2000                  1999
-------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 2000 and December 31, 1999, were as follows:
-------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                $179,362              $179,278
Treasury tax and loan notes                                                                   2,463                14,010
Federal funds purchased                                                                         407                14,219
-------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                                        $182,232              $207,507
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 2000 and December 31, 1999, was as follows:
-------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
        Term note due July, 2003                                                           $ 15,000              $ 10,000
Parent:
        Senior notes due February, 2003                                                      35,000                35,000
        Subordinated notes due February, 2005                                                50,000                50,000
-------------------------------------------------------------------------------------------------------------------------
        Total long-term debt                                                               $100,000              $ 95,000
-------------------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
-------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended March 31,
2000 and 1999:
-------------------------------------------------------------------------------------------------------------------------
                                                                    2000                                1999
                                                                    ----                                ----
                                                                              Per Share                         Per Share
                                                         Income    Shares      Amount        Income    Shares    Amount
-------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders                  $13,408   39,343     $    0.34      $12,590   39,302   $    0.32

Effect of Diluted Securities:
Incentive stock options outstanding                                    88                                 238
                                                                   ------                              ------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                             $13,408   39,431     $    0.34      $12,590   39,540   $    0.32
-------------------------------------------------------------------------------------------------------------------------

COMPLETED ACQUISITIONS
------------------------------------------------------------------------------


     On February 1, 2000, Susquehanna completed the acquisition of Hann Financial Service Corporation ("Hann"), a closely-held consumer automobile financing company that services more than $800 million in lease receivables. Susquehanna issued 2,360,000 shares of common stock to the shareholders of Hann for the outstanding common shares of Hann. The transaction was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

     Previously reported information has been restated as follows:

                                                              Three Months Ended March 31, 1999
--------------------------------------------------------------------------------------------------------
                                                       Susquehanna          Hann             Susquehanna
                                                       As Reported       As Reported           Restated
--------------------------------------------------------------------------------------------------------
Net interest income                                        $39,330            $  137             $39,467
Provision for loan and lease losses                          1,424               653               2,077
Other income                                                 7,333             3,344              10,677
Other expense                                               28,119             1,458              29,577
--------------------------------------------------------------------------------------------------------
Income before taxes                                         17,120             1,370              18,490
Taxes                                                        5,350               550               5,900
--------------------------------------------------------------------------------------------------------
Net income                                                 $11,770            $  820             $12,590
--------------------------------------------------------------------------------------------------------

Earnings per share:                      Basic             $  0.32                               $  0.32
                                         Diluted           $  0.32                               $  0.32
Average shares outstanding:              Basic              36,942             2,360              39,302
                                         Diluted            37,180             2,360              39,540

     On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc. ("VFICO"), its parent corporation, in cash transactions. The transaction was accounted for under the purchase method of accounting. Goodwill of $9.2 million was realized in the transaction and will be amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there are also contingent cash payments totalling $6.0 million. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill if earned. No pro forma data is disclosed because the transaction is not material to Susquehanna.

Item 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
       ---------------------------------------------------------------------
                     FINANCIAL CONDITION
                     -------------------

     Management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna") is set forth below for the periods indicated. All prior period financial data presented has been restated for the merger of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann").

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. These statements include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. These statements are subject to certain risks and uncertainties. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructurings; technological changes; changes in consumer spending and saving habits and the success of Susquehanna in managing the risks involved in the foregoing.

     On January 4, 1999, Susquehanna completed the acquisition of First Capitol Bank ("First Capitol"), a Pennsylvania state-chartered bank. On February 1, 2000, Susquehanna completed the acquisition of Hann, a New Jersey automobile leasing company. Since these transactions were accounted for under the pooling-of-interests method of accounting, all financial results reported include First Capitol and Hann.

     On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, in a cash transaction. Since this transaction was accounted for under the purchase method of accounting, the results of operation for VFAM are included with Susquehanna from March 3, 2000 forward.

                               Earnings Summary
                               ----------------

     Susquehanna's net income for the first quarter of 2000 was $13.4 million, a 6% increase over the net income of $12.6 million reported in the first quarter of 1999. Susquehanna's earnings performance was enhanced primarily by improvement in fee income. Other income (primarily fee income) increased $6.4 million or 60% from that of the first quarter of 1999.

     Diluted earnings per share ("EPS") increased 6% from $0.32 per share for the first quarter of 1999 to $0.34 per share for the first quarter of 2000. Return on average assets ("ROA"), and return on average equity ("ROE") finished at 1.12% and 13.23% in the first quarter of 2000 compared with 1.12% and 12.38% in the first quarter of 1999. For the first quarter of 2000, tangible EPS, ROA and ROE were $0.36, 1.19%, and 15.23%, respectively.

     Total assets at March 31, 2000 of $4.8 billion increased 6% over the March 31, 1999 levels. Loans totaled $3.5 billion at March 31, 2000 compared to $3.3 billion at March 31, 1999. Deposits remained at $3.2 billion. Equity capital was $419 million at March 31, 2000, or $10.67 per share compared to $417 million, or $10.62, per share at March 31, 1999.

                              Net Interest Income
                              -------------------

     The major source of operating revenues is net interest income, which rose to a level of $40.8 million in the first quarter of 2000 compared to $39.5 million for the same period in 1999. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required supporting earning assets. Income from earning assets includes income from loans, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 71% for the quarter ended March 31, 2000 and 79% for the quarter ended March 31, 1999.

     Net interest income increased $1.3 million during the first quarter of 2000 compared to the first quarter of 1999. This improvement was due to an increase in average earning assets of $193 million offset by a decline in the net interest margin from 3.86% in 1999 to 3.78% in 2000. Due to the rising rate environment, this decline in margin was due to an 8 basis point increase in the cost of funds partially offset by a 3 basis point increase in interest-earning asset yield.

                                 Other Income
                                 ------------

     Non-interest income increased $6.4 million, or 60%, from $10.7 million in the first quarter of 1999 to $17.1 million in the first quarter of 2000. This increase resulted primarily from an increase in credit card fees of $3.3 million and vehicle origination and servicing fees of $1.7 million. Other increases were service charges on deposit accounts, $0.3 million; trust income, $0.4 million; other service charges and commissions, $0.5; and bank-owned life insurance income, $0.7 million. Gain on the sale of mortgages decreased $0.6 million in 2000 compared with 1999 as mortgages sold declined to $26.9 million compared with $54.8 million, respectively.

     Other income as a percentage of net interest income and other income was 29% for the quarter ended March 31, 2000 and 21% for the quarter ended March 31, 1999.

                                Other Expenses
                                --------------

     Total non-interest expenses increased $8.0 million, or 27%, from $29.6 million in the first quarter of 1999 to $37.6 million in the first quarter of 2000 due primarily to an increase in salaries and benefits expense of $3.1 million and an increase in credit card expenses of $3.0 million. The increase in salaries and benefits was primarily due to an increase in employees as Susquehanna has begun to staff its consolidated back-office central sites. The related reductions in the workforce at the bank affiliates will not occur until the later half of this year. The current status of the $7.4 million restructure charge recorded in the fourth quarter of 1999 is as follows:

                                                       Original                                Remaining Accrual
Item                                                   Accrual        Incurred-to-Date             at 3/31/00
----                                                   -------        ----------------         -----------------
Employee severance benefits                             $3,170                 $    0                    $3,170
Professional fees                                        2,850                  2,479                       371
Employment services                                        660                    134                       526
Asset disposals                                            732                    732                         0
                                                        ------                 ------                    ------
Total                                                   $7,412                 $3,345                    $4,067

                                  Income Taxes
                                  ------------

     Susquehanna's effective tax rate decreased from 31.90% for the first three months of 1999 to 31.00% for the first three months of 2000 due to an increase in tax-advantaged income.

                                  Risk Assets
                                  -----------

     Table 2 shows a decrease in nonaccrual loans and leases from $22.8 million at December 31, 1999 to $20.9 million at March 31, 2000, while nonperforming assets to period-end loans and OREO declined from 0.79% at December 31, 1999 to 0.71% at March 31, 2000. Loan loss reserve to non-performing loans at March 31, 2000 was 207% compared with 195% at December 31, 1999.

               Provision and Allowance for Loan and Lease Losses
               -------------------------------------------------

     As illustrated in Table 3, the provision decreased to $0.9 million in the first quarter of 2000 compared with $2.1 million in the first quarter of 1999. Net loans charged off increased to $2.1 million for the quarter ended March 31, 2000 compared with $1.0 million for the same quarter of 1999.

     The reduction in the provision resulted from a declining automobile lease portfolio in the first quarter of 2000 compared with a growing automobile lease portfolio in the same quarter of 1999. The decline in 2000 is due to originations being sold to various third-parties.

     The allowance at March 31, 2000 was 1.25% of period-end loans and leases compared to 1.24% at March 31, 1999.

                               Capital Resources
                               -----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 2000 was 10.56%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 2000 was 12.79%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 2000 was 8.30%.

                                 Market Risks
                                 ------------

     The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risks are significant to Susquehanna.

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2000, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling $631 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $54 million at March 31, 2000. These maturing investments represent 6% of total investment securities. Short-term investments amounted to $65 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
-----------------------------------------------------------------------------------------------------------------------
                                            For the Three Month Period Ended        For the Three Month Period Ended
                                                     March 31, 2000                          March 31, 1999
------------------------------------------------------------------------------   -------------------------------------
                                             Average                               Average
(Dollars in thousands)                       Balance    Interest    Rate (%)       Balance       Interest     Rate (%)
----------------------------------------------------------------------------       -----------------------------------
Assets
Short - term investments                     $   52,753  $   746       5.69        $   85,326     $    952        4.52
Investment securities:
      Taxable                                   826,355   13,404       6.52           817,529       12,418        6.16
      Tax - advantaged                          100,090    1,752       7.04           124,487        2,208        7.19
----------------------------------------------------------------------------------------------------------------------

   Total investment securities                  926,445   15,156       6.58           942,016       14,626        6.30
----------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                 3,427,435   70,716       8.30         3,189,111       66,264        8.43
      Tax - advantaged                           52,505    1,160       8.89            49,980        1,109        9.00
----------------------------------------------------------------------------------------------------------------------

   Total loans and leases                     3,479,940   71,876       8.31         3,239,091       67,373        8.44
----------------------------------------------------------------------------------------------------------------------

Total interest - earning assets               4,459,138  $87,778       7.92         4,266,433     $ 82,951        7.89
                                                         ------------------                       --------------------
Allowance for loan and lease losses             (44,674)                              (40,087)
Other non - earning assets                      383,403                               325,518
-------------------------------------------------------                            ----------

               Total assets                  $4,797,867                            $4,551,864
-------------------------------------------------------                            ----------
Liabilities
Deposits:
      Interest - bearing demand              $  949,658  $ 7,188       3.04        $  987,929     $  7,200        2.96
      Savings                                   422,573    1,863       1.77           446,775        2,154        1.96
      Time                                    1,396,669   18,427       5.31         1,332,593       17,595        5.35
Short - term borrowings                         180,842    2,253       5.01            96,041          841        3.55
FHLB borrowings                                 366,694    5,230       5.74           315,551        4,283        5.50
Long - term debt                                 96,399    1,999       8.34            95,000        2,058        8.79
Vehicle financing                               488,164    8,964       7.39           414,871        8,193        8.01
----------------------------------------------------------------------------------------------------------------------
Total interest - bearing liabilities          3,900,999  $45,924       4.73         3,688,760     $ 42,324        4.65
                                                         ------------------                       --------------------
Demand deposits                                 428,910                               403,578
Other liabilities                                60,224                                47,138
-------------------------------------------------------                            ----------

             Total liabilities               $4,390,133                            $4,139,476
-------------------------------------------------------                            ----------

Equity                                          407,734                               412,388
-------------------------------------------------------                            ----------

  Total liabilities & stockholders' equity   $4,797,867                            $4,551,864
-------------------------------------------------------                            ----------

Net interest income / yield on
      average earning assets                             $41,854       3.78                       $ 40,627        3.86
                                                         ------------------                       --------------------

     For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS
--------------------------------------------------------------------------------------------------

                                                          March 31,      December 31,    March 31,
(Dollars in thousands)                                         2000              1999         1999
--------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                              $20,894           $22,770      $17,974
   Restructured accrual loans                                     0                 0          838
   Other real estate owned                                    3,946             4,703        5,168
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $24,840           $27,473      $23,980
--------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
   other real estate owned                                     0.71%             0.79%        0.74%
Loans and leases contractually
 past due 90 days and still accruing                        $10,338           $10,360      $10,575

--------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------

                                                                   Three Months Ended March 31,
(Dollars in thousands)                                                           2000         1999
--------------------------------------------------------------------------------------------------
Balance - Beginning of period                                              $   44,493   $   39,440
   Additions charged to operating expenses                                        864        2,077
--------------------------------------------------------------------------------------------------
                                                                               45,357       41,517
--------------------------------------------------------------------------------------------------
   Charge-offs                                                                 (2,655)      (1,372)
   Recoveries                                                                     537          351
--------------------------------------------------------------------------------------------------
       Net charge-offs                                                         (2,118)      (1,021)
--------------------------------------------------------------------------------------------------
Balance - Period end                                                       $   43,239   $   40,496
--------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases (annualized)            0.24%        0.13%
Allowance as a percent of period-end loans and leases                            1.25%        1.24%

Average loans and leases                                                   $3,479,940   $3,239,091
Period-end loans and leases                                                 3,471,686    3,253,292

PART II  OTHER INFORMATION

Item 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a).  Exhibits
          --------
               3.1  Registrant's Articles of Incorporation.
               3.2  Registrant's By-laws.
               3.3 Amendment of June 1, 1998 to Registrant's Articles of Incorporation.
              27.1  Financial Data Schedule.

     b).  Report on Form 8-K.  On February 8, 2000, Registrant filed a report on
          -------------------
Form 8-K regarding the completion of Registrant's acquisition of Boston Service Company, Inc., Jamesburg, NJ, effective February 1, 2000.

     On March 8, 2000, Registrant filed a report on Form 8-K regarding the completion of Registrant's acquisition of Valley Forge Asset Management Corp., and its parent company, Valley Forge Investment Company, Inc., King of Prussia, PA, effective March 3, 2000.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUSQUEHANNA BANCSHARES, INC.



May 10, 2000                            /s/ Robert S. Bolinger
                                        ----------------------
                                        Robert S, Bolinger
                                        Chairman and Chief Executive Officer



May 10, 2000                            /s/ Drew K. Hostetter
                                        ---------------------
                                        Drew K. Hostetter
                                        Sr. Vice President, Treasurer,
                                        and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit                 Description                              Method
-------                 -----------                              ------
3.1                     Articles of Incorporation.               Previously filed. Incorporated by
                                                                 reference to Attachment E in the
                                                                 Registrant's Joint Proxy Statement
                                                                 / Prospectus on Registrant's
                                                                 Registration Statement on Form S-4,
                                                                 Registration No. 33-76319.

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