Form 10-Q
period 2000-06-30
SUSQUEHANNA BANCSHARES INC
filed 2000-08-08
CIK 700863

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

As of July 31, 2000 the Registrant had 39,254,239 shares of common stock outstanding.

                        SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                     SEQUENTIAL
                                                                        PAGE
                                                                     REFERENCE

PART I.  FINANCIAL INFORMATION                                           3

Item 1.  FINANCIAL STATEMENTS                                            3

         Consolidated Balance Sheets - as of June 30, 2000 and 1999
                  and December 31, 1999                                  3

         Consolidated Statements of Income - for the three months ended
                  and six months ended June 30, 2000 and 1999            4

         Consolidated Statements of Cash Flow - for the six months
                  periods ended June 30, 2000 and 1999                   5

         Notes to Consolidated Financial Statements                      6 - 9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION                               10 - 19

PART II  OTHER INFORMATION                                               20

Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                    20 - 21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                21

         SIGNATURES                                                      21


         EXHIBIT INDEX                                                   22

PART I. FINANCIAL INFORMATION
   Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
                                                                  June 30    December 31        June 30
(Dollars in thousands)                                              2000           1999           1999
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $122,897       $146,576       $107,319
Short-term investments                                             42,172         36,653         49,804
Investment securities available for sale                          860,788        878,958        848,803
Investment securities held to maturity                             25,662         33,090         49,127
   (Fair values of $25,964; $33,461; and $49,800)
Loans and leases, net of unearned income                        3,466,420      3,469,661      3,366,164
Less: Allowance for loan and lease losses                          41,609         44,465         40,638
--------------------------------------------------------------------------------------------------------
   Net loans and leases                                         3,424,811      3,425,196      3,325,526
--------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                       56,769         55,429         56,499
Accrued income receivable                                          24,976         23,763         23,394
Bank-owned life insurance                                         110,952        108,105         50,195
Other assets                                                      141,782        103,268        152,527
--------------------------------------------------------------------------------------------------------
   Total assets                                                $4,810,809     $4,811,038     $4,663,194
========================================================================================================
--------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Demand                                                        $476,964       $430,054       $420,229
   Interest-bearing demand                                        887,436        951,904        962,605
   Savings                                                        415,631        421,012        456,348
   Time                                                         1,218,666      1,187,524      1,145,785
   Time of $100 or more                                           204,992        190,026        174,617
--------------------------------------------------------------------------------------------------------
              Total deposits                                    3,203,689      3,180,520      3,159,584
--------------------------------------------------------------------------------------------------------
Short-term borrowings                                             192,485        207,507        113,122
FHLB borrowings                                                   413,789        372,414        367,567
Vehicle financing                                                 411,884        482,104        462,299
Long-term debt                                                    100,000         95,000         95,000
Accrued interest, taxes, and expenses payable                      41,948         34,746         32,377
Other liabilities                                                  20,826         23,725         17,928
--------------------------------------------------------------------------------------------------------
   Total liabilities                                            4,384,621      4,396,016      4,247,877
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
   Authorized: 100,000,000 ($2.00 par value)
   Issued:  39,398,190; 39,394,094; and 39,346,004, respectively   78,796         78,788         78,692
Surplus                                                            57,861         57,873         57,058
Retained earnings                                                 306,239        292,150        286,060
Accumulated other comprehensive income, net of taxes of ($7,651);
   ($6,961) and ($3,324), respectively                            (14,898)       (13,616)        (6,292)
Less: Treasury stock, (128,951; 11,641; and 13,527
   common shares at cost, respectively)                             1,810            173            201
--------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                     426,188        415,022        415,317
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $4,810,809     $4,811,038     $4,663,194
========================================================================================================
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------    ---------------------------
                                                     Three Months Ended          Six Months Ended
                                                          June 30                    June 30
(Dollars in thousands, except per share )             2000        1999          2000          1999
------------------------------------------------------------------------    ---------------------------
INTEREST INCOME
Interest and fees on loans and leases                $72,950     $69,118        $144,416    $136,104
Interest on investment securities: Taxable            13,271      12,358          26,675      24,776
                                   Tax-exempt          1,082       1,360           2,209       2,795
Interest on short-term investments                       747         693           1,493       1,645
------------------------------------------------------------------------    ---------------------------
   Total interest income                              88,050      83,529         174,793     165,320
------------------------------------------------------------------------    ---------------------------

INTEREST EXPENSE
Interest on deposits:
   Interest-bearing demand                             6,877       6,793          14,065      13,993
   Savings                                             1,814       2,041           3,677       4,195
   Time                                               19,118      17,072          37,544      34,667
Interest on short-term borrowings                      3,063         676           5,314       1,517
Interest on FHLB borrowings                            5,802       4,691          11,032       8,974
Interest on vehicle financing                          7,895       9,224          16,860      17,417
Interest on long-term debt                             1,837       2,235           3,836       4,293
------------------------------------------------------------------------    ---------------------------
   Total interest expense                             46,406      42,732          92,328      85,056
------------------------------------------------------------------------    ---------------------------

Net interest income                                   41,644      40,797          82,465      80,264
Provision for loan and lease losses                      643       1,856           1,507       3,933
------------------------------------------------------------------------    ---------------------------

Net interest income after provision for loan and
  lease losses                                        41,001      38,941          80,958      76,331
------------------------------------------------------------------------    ---------------------------

OTHER INCOME
Service charges on deposit accounts                    2,795       2,416           5,378       4,666
Vehicle origination and servicing fees                 5,581       3,378          10,666       6,722
Other service charges, commissions, fees               5,288         998          10,149       2,070
Income from fiduciary-related activities               1,111         917           2,233       1,676
Gain on sale of mortgages                                529         990             940       2,000
Income from bank-owned life insurance                  1,405         913           2,845       1,636
Other operating income                                 1,782       1,584           3,342       3,104
Investment security gains/(losses)                       (15)        101             (14)        100
------------------------------------------------------------------------    ---------------------------

   Total other income                                 18,476      11,297          35,539      21,974
------------------------------------------------------------------------    ---------------------------

OTHER EXPENSES
Salaries and employee benefits                        17,010      15,181          33,822      28,895
Net occupancy expense                                  2,484       2,166           4,982       4,482
Furniture and equipment expense                        2,044       1,950           4,012       3,923
Amortization of intangible assets                        829         960           1,613       1,974
Vehicle expense                                        2,944          23           3,668           8
Restructuring charge                                    (900)          0            (900)          0
Other operating expenses                              15,282      11,244          30,084      21,819
------------------------------------------------------------------------    ---------------------------

   Total other expenses                               39,693      31,524          77,281      61,101
------------------------------------------------------------------------    ---------------------------

Income before income taxes                            19,784      18,714          39,216      37,204
Provision for income taxes                             6,133       5,706          12,157      11,606
------------------------------------------------------------------------    ---------------------------

NET INCOME                                           $13,651     $13,008         $27,059     $25,598
========================================================================    ===========================

Per share information:
   Basic earnings                                      $0.35       $0.33           $0.69       $0.65
   Diluted earnings                                    $0.35       $0.33           $0.69       $0.65
   Cash dividends                                      $0.17       $0.15           $0.34       $0.30
Average shares outstanding: Basic                     39,262      39,304          39,299      39,303
                            Diluted                   39,326      39,491          39,375      39,502
------------------------------------------------------------------------    ---------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six months ended June 30                                                              2000            1999
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                     $27,059         $25,598
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation, amortization and accretion                                      6,831           5,660
      Provision for loan and lease losses                                           1,507           3,933
      (Gain)/loss on securities transactions                                           14            (100)
      (Gain)/loss on sale of loans                                                   (940)         (2,000)
      (Gain)/loss on sale of other real estate owned                                  (32)             35
      Mortgage loans originated for resale                                        (61,324)        (95,159)
      Sale of mortgage loans originated for resale                                 62,408         102,618
      Leases originated for resale                                               (167,247)              0
      Sale of leases originated for resale                                        144,834               0
      (Increase)/decrease in accrued interest receivable                           (1,213)           (620)
      Increase/(decrease) in accrued interest payable                              (9,770)           (711)
      (Increase)/decrease in accrued expenses and taxes payable                    16,972             551
      Other, net                                                                  (11,464)         (3,188)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           7,635          36,617
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from the sale of available-for-sale securities                          3,833          27,695
   Proceeds from the maturity of investment securities                             59,890         119,217
   Purchase of available-for-sale securities                                      (32,877)       (112,403)
   Purchase of held-to-maturity securities                                         (7,887)              0
   Net increase in loans and leases                                                (2,463)        (74,444)
   Capital expenditures                                                            (4,659)         (3,163)
   Net cash and cash equivalents acquired/(paid) in acquisition                   (11,323)              0
   Purchase of insurance products                                                       0         (50,000)
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              4,514         (93,098)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net increase/(decrease) in deposits                                             23,169         (57,295)
   Net (decrease)/increase in short-term borrowings                               (15,022)          8,591
   Net increase/(decrease) in FHLB borrowings                                      41,375          59,346
   Net increase/(decrease) in vehicle financing                                   (70,220)          5,387
   Proceeds from issuance of long-term debt                                         5,000               0
   Repayment of long-term debt                                                          0          (5,425)
   Proceeds from issuance of common stock                                             389             798
   Cash paid for treasury stock                                                    (2,030)           (287)
   Dividends paid                                                                 (12,970)        (11,083)
----------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                            (30,309)             32
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (18,160)        (56,449)
Cash and cash equivalents at January 1                                            183,229         213,572
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at June 30                                             $165,069        $157,123
==========================================================================================================

Cash and cash equivalents:
   Cash and due from banks                                                       $122,897        $107,319
   Short-term investments                                                          42,172          49,804
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                             $165,069        $157,123
==========================================================================================================

     Interest paid on deposits, short-term borrowings, and long-term debt was $102,098 in 2000, and $88,103 in 1999. Income taxes paid were $135 in 2000, and
$5,246 in 1999. Amounts transferred to other real estate owned were $1,198 in 2000, and $4,533 in 1999.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                       COMMON                    RETAINED    COMPREHENSIVE    TREASURY        TOTAL
Six Month Periods Ended June 30                         STOCK     SURPLUS        EARNINGS       INCOME           STOCK       EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1999                             $78,655     $57,166        $271,545       $6,004           ($783)    $412,587
   Comprehensive income:
      Net income                                                                   25,598                                    25,598
      Change in unrealized gain/(loss) on securities,
           net of taxes of ($6,549) and reclass-
           ification adjustment of $100                                                        (12,296)                     (12,296)
------------------------------------------------------------------------------------------------------------------------------------
               Total comprehensive income                                          25,598      (12,296)                      13,302
   Common stock issued under
      employee benefit plans                               37        (108)                                         869          798
   Purchase/conversion of treasury stock                                                                          (287)        (287)

   Cash dividends paid:
      Per common share of  $0.30                                                  (11,083)                                  (11,083)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                               $78,692     $57,058        $286,060      ($6,292)          ($201)    $415,317
====================================================================================================================================


Balance - January 1, 2000                             $78,788     $57,873        $292,150     ($13,616)          ($173)    $415,022
   Comprehensive income:
      Net income                                                                   27,059                                    27,059
      Change in unrealized gain/(loss) on securities,
           net of taxes of ($690) and
           reclassification adjustment of ($15)                                                 (1,282)                      (1,282)
------------------------------------------------------------------------------------------------------------------------------------
               Total comprehensive income                                         319,209      (14,898)                      25,777
   Common stock issued under
      employee benefit plans                                8         (12)                                         393          389
   Purchase/conversion of treasury stock                                                                        (2,030)      (2,030)

   Cash dividends paid:
      Per common share of  $0.34                                                  (12,970)                                  (12,970)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000                               $78,796     $57,861        $306,239     ($14,898)        ($1,810)    $426,188
====================================================================================================================================


ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2000 and 1999. All adjustments have been of a normal, recurring nature.

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

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           June 30, 2000                    December 31, 1999
                                                                    --------------------------        ----------------------------
                                                                    Amortized cost  Fair value        Amortized cost    Fair value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                           $9,999      $10,012               $16,658       $16,683
   U.S. Government agencies                                               352,717      343,823               346,041       338,990
   State & municipal                                                       64,579       64,108                70,136        69,599
   Mortgage-backed                                                        403,416      388,835               414,317       399,428
   Corporates                                                              17,807       17,499                17,795        17,682
   Equities                                                                34,819       36,511                34,588        36,576
----------------------------------------------------------------------------------------------------------------------------------
                                                                          883,337      860,788               899,535       878,958
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government agencies                                                    $0           $0                    $0            $0
   State & municipal                                                       24,984       25,295                32,070        32,450
   Mortgage-backed                                                            678          669                 1,020         1,011
----------------------------------------------------------------------------------------------------------------------------------
                                                                           25,662       25,964                33,090        33,461
----------------------------------------------------------------------------------------------------------------------------------
   Total investment securities                                           $908,999     $886,752              $932,625      $912,419
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 2000 and December 31, 1999, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,                        December 31,
                                                                                          2000                                1999
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                               $370,034                            $327,670
Real estate - construction                                                             259,854                             255,054
Real estate - mortgage                                                               1,890,454                           1,850,375
Consumer                                                                               392,952                             381,556
Leases                                                                                 553,126                             655,006
----------------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                                           $3,466,420                          $3,469,661
==================================================================================================================================

Net investment in direct financing leases is as follows:
------------------------------------------------------------------------------------------------------------------------------------

Minimum lease payments receivable                                                     $178,904                            $241,767
Estimated residual value of leases                                                     435,590                             495,309
Unearned income under lease contracts                                                  (61,368)                            (82,070)
------------------------------------------------------------------------------------------------------------------------------------

  Total leases                                                                        $553,126                            $655,006
====================================================================================================================================


An analysis of impaired loans as of June 30, 2000 and December 31, 1999, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      June 30,                        December 31,
                                                                                          2000                                1999
------------------------------------------------------------------------------------------------------------------------------------

Impaired loans without a related reserve                                                $7,771                             $11,491
Impaired loans with a reserve                                                            1,291                               1,460
----------------------------------------------------------------------------------------------------------------------------------
   Total impaired loans                                                                 $9,062                             $12,951
==================================================================================================================================

Reserve for impaired loans                                                                $235                                $532
==================================================================================================================================

An analysis of impaired loans for the three and six month periods ended June 30, 2000 and 1999 is presented as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended June 30,         Six months ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                          2000            1999              2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                      $10,359          $8,004           $11,888            $9,053
Interest income on impaired loans (cash-basis)                             185              33               202                52

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,                      December 31,
                                                                                    2000                              1999
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 2000 and December 31, 1999, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                    $178,441                          $179,278
Treasury tax and loan notes                                                       7,500                            14,010
Federal funds purchased                                                           6,544                            14,219
----------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                 $192,485                          $207,507
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt at June 30, 2000 and December 31, 1999, was as follows:
----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
   Term note due July, 2003                                                     $15,000                           $10,000
Parent:
   Senior notes due February, 2003                                               35,000                            35,000
   Subordinated notes due February, 2005                                         50,000                            50,000
----------------------------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                        $100,000                           $95,000
==================================================================================================================================

EARNINGS-PER-SHARE
----------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                        For the three months ended June 30,
                                              ------------------------------------------------------------------------------------
                                                            2000                                             1999
                                              ------------------------------------        ----------------------------------------
                                                                       Per Share                                         Per Share
                                              Income      Shares          Amount          Income            Shares        Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders        $13,651      39,262           $0.35         $13,008            39,304         $0.33

Effect of Diluted Securities:
Incentive stock options outstanding                             64                                               187
                                                           -------                                           -------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                   $13,651      39,326           $0.35         $13,008            39,491         $0.33
==================================================================================================================================
                                              ------------------------------------------------------------------------------------
                                                                       For the six months ended June 30,
                                              ------------------------------------------------------------------------------------
                                                            2000                                             1999
                                              ------------------------------------        ----------------------------------------
                                                                       Per Share                                         Per Share
                                              Income      Shares          Amount          Income            Shares        Amount
                                              ------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders        $27,059      39,299           $0.69         $25,598            39,303         $0.65

Effect of Diluted Securities:
Incentive stock options outstanding                             76                                               199
                                                           -------                                           -------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                   $27,059      39,375           $0.69         $25,598            39,502         $0.65
==================================================================================================================================

COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------
        On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), a closely-held consumer automobile financing company that services more than $800 million in lease receivables. Susquehanna issued 2,360,000 shares of common stock to the shareholders of Hann for the outstanding common shares of Hann. The acquisition was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

        On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc. ("VFICO"), its parent corporation, in cash transactions. The acquisition was accounted for under the purchase method of accounting. Goodwill of $9.3 million was realized in the acquisition and will be amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there are also contingent cash payments totalling $6.0 million. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill if earned. No pro forma data is disclosed because the acquisition is not material to Susquehanna.

        Previously reported information has been restated as follows:

                                                                        Three Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------
                                                                Susquehanna           Hann           Susquehanna
                                                                As Reported       As Reported           Restated
----------------------------------------------------------------------------------------------------------------

Net interest income                                               $40,668              $129            $40,797
Provision for loan and lease losses                                 1,294               562              1,856
Other income                                                        7,919             3,378             11,297
Other expense                                                      29,902             1,622             31,524
----------------------------------------------------------------------------------------------------------------
Income before taxes                                                17,391             1,323             18,714
Taxes                                                               5,176               530              5,706
----------------------------------------------------------------------------------------------------------------
Net income                                                        $12,215              $793            $13,008
================================================================================================================

Earnings per share:                Basic                            $0.33                                $0.33
                                   Diluted                          $0.33                                $0.33
Average shares outstanding:        Basic                           36,944             2,360             39,304
                                   Diluted                         37,131             2,360             39,491

                                                                          Six Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------
                                                                Susquehanna           Hann           Susquehanna
                                                                As Reported       As Reported           Restated
----------------------------------------------------------------------------------------------------------------
Net interest income                                               $79,998              $266            $80,264
Provision for loan and lease losses                                 2,718             1,215              3,933
Other income                                                       15,252             6,722             21,974
Other expense                                                      58,021             3,080             61,101
----------------------------------------------------------------------------------------------------------------
Income before taxes                                                34,511             2,693             37,204
Taxes                                                              10,526             1,080             11,606
----------------------------------------------------------------------------------------------------------------
Net income                                                        $23,985            $1,613            $25,598
================================================================================================================

Earnings per share:                Basic                            $0.65                                $0.65
                                   Diluted                          $0.65                                $0.65
Average shares outstanding:        Basic                           36,943             2,360             39,303
                                   Diluted                         37,142             2,360             39,502

Item 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

         Management's discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. ("Susquehanna") is set forth below for the periods indicated. All prior period financial data presented has been restated for the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann").

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. These statements include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. These statements are subject to certain risks and uncertainties. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructuring; technological changes; changes in consumer spending and saving habits and the success of Susquehanna in managing the risks involved in the foregoing.

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

         On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc. ("VFICO") in cash transactions. Since this acquisition was accounted for under the purchase method of accounting, the results of operation for VFAM are included with Susquehanna from March 3, 2000 forward.

                                Earnings Summary
                                ----------------

         Susquehanna's net income for the second quarter of 2000 was $13.7 million, a 5% increase over the net income of $13.0 million reported in the second quarter of 1999. For the six months ended June 30, 2000 net income of $27.1 million was 6% higher than the $25.6 million achieved in the first six months of 1999. Susquehanna's earnings performance was enhanced by significant improvements in fee income.

         Diluted earnings per share ("EPS") increased 6% from $0.33 per share for the second quarter of 1999 to $0.35 per share for the second quarter of 2000. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.15% and 13.18%, respectively, in the second quarter of 2000, compared with 1.13% and 12.51% in the second quarter of 1999. For the second quarter of 2000, tangible EPS, ROA and ROE were $0.37, 1.23%, and 15.47%, respectively. Diluted EPS increased 6% from $0.65 per share for the first six months of 1999 to $0.69 per share for the first six months of 2000. ROA and ROE finished at 1.14% and 13.20%, in the first six months of 2000 compared with 1.13% and 12.45% in the first six months of 1999. For the six months ended June 30, 2000, tangible EPS, ROA and ROE were $0.73, 1.21%, and 15.32%, respectively.

         Total assets at June 30, 2000 of $4.8 billion increased 3% over the June 30, 1999 levels. Loans totaled $3.5 billion at June 30, 2000 compared to $3.4 billion at June 30,1999. Deposits remained at $3.2 billion. Equity capital was $426 million at June 30, 2000, or $10.85 per share compared to $415 million, or $10.56 per share at June 30, 1999.

                               Net Interest Income
                               -------------------

         The major source of operating revenues is net interest income, which rose to a level of $41.6 million in the second quarter of 2000 compared to $40.8 million for the same period in 1999. For the six months ended June 30, 2000, net interest income was $82.5 million compared with $80.3 million for the same period of 1999. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

         Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 69% for the quarter ended, and 70% for the six months ended June 30, 2000, and was 78% for the quarter ended and 79% for the six months ended June 30, 1999, respectively.

         Net interest income for the second quarter 2000 increased $0.8 million compared to the second quarter of 1999. This improvement was due to an increase in average earning assets of $121 million offset by a decline in the net interest margin from 3.91% in the second quarter of 1999 to 3.88% in the second quarter of 2000. This decline in margin was due to a 22 basis point increase in the cost of funds that was partially offset by a 21 basis point increase in the earning asset yield.

          Net interest income for the six months ended June 30, 2000 increased $2.2 million over the same period of 1999. An increase in average earning assets of $161 million was offset by a decline in the net interest margin from 3.89% in the first half of 1999 to 3.83% during the comparable period of 2000. This decline in margin was due to a 15 basis point increase in the cost of funds, partially offset by an 11 basis point increase in the yield on earning assets. These increases in asset yield and cost of funds are due to a rising interest rate environment.

                                  Other Income
                                  ------------

         Non-interest income increased $7.2 million, or 64%, from $11.3 million in the second quarter of 1999, to $18.5 million in the second quarter of 2000. This increase resulted primarily from an increase in vehicle origination and servicing fees of $2.2 million and an increase in other service charges, commissions and fees of $4.3 million, of which $2.1 million is attributable to VFAM and $2.0 million is attributable to an increase in merchant credit card fees. Other increases were bank-owned life insurance income, $0.5 million; service charges on deposit accounts, $0.4 million; and, trust income, $0.2 million. Gain on sale of mortgages decreased $0.5 million in 2000 compared with 1999 as mortgages sold declined to $35.6 million compared with $47.8 million, respectively.

         For the first six months of 2000, non-interest income of $35.5 million was $13.6 million more than the same period of 1999. Other service charges, commissions and fees increased $8.1 million, while vehicle origination and servicing fees increased $3.9 million. The increase in other service charges, commissions and fees was primarily attributable to VFAM ($2.6 million) and merchant credit card fees ($5.2 million). Also contributing to the six month increase were income from bank-owned life insurance, $1.2 million; trust activities, $0.6 million; and service charges on deposit accounts, $0.7 million. Partially offsetting these increases was a decrease in gain on sale of mortgages, which declined by $1.1 million. Mortgages sold for the first six months of 2000 totaled $62.4 million versus $102.6 million in 1999.

         Other income as a percentage of net interest income and other income, was 31% for the quarter, and 30% for the six months ended June 30, 2000, and was 22% and 21% for the comparable periods of 1999.

                                 Other Expenses
                                 --------------

         Total non-interest expenses increased $8.2 million from $31.5 million in the second quarter of 1999 to $39.7 million in the second quarter of 2000. For the six months ended June 30, 2000, total non-interest expenses increased $16.2 million from the same period in 1999.

         The quarter-to-quarter increase was primarily due to increases in salaries and benefits of $1.8 million, vehicle expenses of $2.9 million, and other expense of $4.0 million. The increase in salaries and benefits was primarily due to the acquisition of VFAM, normal annual salary increases, and the staffing of central sites for loans, deposits, administration and finance regarding the back office consolidation project. Corresponding reductions at the affiliates will not occur until the fourth quarter of 2000. Anticipated savings from the reduction in workforce will be approximately $1.0 million in the fourth quarter of 2000 and $6.0 million in the year 2001 and beyond. The increase in vehicle expense is due to residual value losses on vehicles coming off lease. These losses related primarily to large class sport utility vehicles. The reserve associated with residual value losses at June 30, 2000 is considered adequate, but a further deterioration in the secondary vehicle market could result in similar expense levels during the second half of 2000. The increase in other expense was primarily due to increases in merchant credit card expense ($1.8 million) and back office consolidation project expenses ($1.4 million). Offsetting the above noted increases was a credit of $0.9 million to the restructure charge. This credit represents a reduction in the severance accrual recorded in December 1999 as more employees than anticipated, who were eligible for severance, have left prior to their severance date as of June 30, 2000.

         The six month increase in expenses was primarily due to increases in salaries and benefits of $4.9 million, vehicle expense of $3.7 million and other expense of $8.3 million. The increases in salaries and benefits and vehicle expense, as well as the $0.9 million credit to the restructure charge were for the same reasons as described above for the quarter. The increase in other expense was primarily due to increases in merchant credit card expense ($5.0 million) and back office consolidation project expenses ($1.4 million).

         In December 1999, Susquehanna incurred a special, one-time charge of $7.4 million relating to the consolidation of back office operations. Susquehanna will continue to pay these costs with cash obtained from normal operating activities. The current status of the $7.4 million restructure charge recorded in the fourth quarter of 1999 is as follows:

                                                                      Remaining
                                Original     Incurred     Accrual      Accrual
  Item                          Accrual      to-Date     Reversal    at 06/30/00
  ----                          -------      -------     --------    -----------

  Employee severance benefits     $3,170           $0      ($900)       $2,270
  Professional fees                2,850        2,850           0            0
  Employment services                660          332           0          328
  Asset disposals                    732          732           0            0
                               ----------  -----------  ----------  -----------

  Total                           $7,412       $3,914      ($900)       $2,598
                               ==========  ===========  ==========  ===========


                                 Income Taxes
                                 ------------

         Susquehanna's effective tax rate decreased from 31.20% for the first six months of 1999 to 31.00% for the first six months of 2000 due to an increase in tax-advantaged income.

                                  Risk Assets
                                  -----------

         Table 2 shows a decrease in non-accrual loans and leases from $22.8 million at December 31, 1999 to $17.5 million at June 30, 2000, while non-performing assets to period-end loans and OREO declined from 0.79% at December 31, 1999 to 0.61% at June 30, 2000. Loan loss reserve to non-performing loans at June 30, 2000 was 238% compared with 195% at December 31, 1999.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------

         As illustrated in Table 3, the provision was $0.6 million in the second quarter of 2000, a decline of $1.2 million from the same time period in 1999. For the six months ended June 30, 2000, the provision was $2.4 million lower than one year ago. Net charge-offs were $4.4 million for the six month period in 2000 versus the 1999 amount of $2.7 million while second quarter 2000 net charge-offs were $2.2 million compared to $1.7 million for 1999.

         The reduction in the provision resulted from a declining vehicle lease portfolio in the first half of 2000 compared with a growing vehicle lease portfolio in the first half of 1999. The decline in 2000 is due to origination's being sold to various third parties.

         The allowance at June 30, 2000 was 1.20% of period-end loans and leases compared to 1.21% at June 30, 1999.

                                Capital Resources
                                -----------------

         Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 2000 was 10.78%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at, June 30, 2000 was 12.99%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 2000 was 8.47%.

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

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2000, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $515 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $53 million at June 30, 2000. These maturing investments represent 6% of total investment securities. Short-term investments amounted to $42 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
-----------------------------------------------------------------------------------------------------------------------------------
                               For the Three Month Period Ended  For the Three Month Period Ended   For the Six Month Period Ended
                                        June 30, 2000                     June 30, 1999                      June 30, 2000
-----------------------------  ------------------------------------------------------------------   -------------------------------
                                Average                           Average                            Average
(Dollars in thousands)          Balance    Interest    Rate (%)   Balance      Interest   Rate (%)   Balance     Interest   Rate(%)
-------------------------------------------------------------------------------------------------   -------------------------------
Assets
Short - term investments        $51,849        $747      5.79      $60,887         $693      4.57     $52,301      $1,493      5.74
Investment securities:
    Taxable                     818,555      13,271      6.52      806,761       12,358      6.14     822,455      26,675      6.52
    Tax - advantaged             92,690       1,656      7.19      120,543        2,092      6.94      96,390       3,398      7.09
-------------------------------------------------------------------------------------------------   -------------------------------

   Total investment securities  911,245      14,927      6.59      927,304       14,450      6.25     918,845      30,073      6.58
-------------------------------------------------------------------------------------------------   -------------------------------
Loans and leases, (net):
    Taxable                   3,405,645      72,147      8.52    3,266,074       68,372      8.40   3,416,540     142,864      8.41
    Tax - advantaged             55,703       1,231      8.89       49,244        1,148      9.35      54,104       2,388      8.88
-------------------------------------------------------------------------------------------------   -------------------------------

   Total loans and leases     3,461,348      73,378      8.53    3,315,318       69,520      8.41   3,470,644     145,252      8.42
-------------------------------------------------------------------------------------------------   -------------------------------

Total interest - earning
 assets                       4,424,442      $89,052      8.10    4,303,509      $84,663      7.89   4,441,790    $176,818      8.01

                                             =================                   =================

Allowance for loan and lease
 losses                         (42,266)                           (40,714)                           (43,470)
Other non - earning assets      403,429                            347,328                            393,416
---------------------------------------                         ----------                         ----------

       Total assets          $4,785,605                         $4,610,123                         $4,791,736
=======================================                         ==========                         ==========

Liabilities
Deposits:
    Interest - bearing demand  $907,722      $6,877      3.05     $966,978       $6,793      2.82    $928,690     $14,065      3.05
    Savings                     419,611       1,814      1.74      453,922        2,041      1.80     421,092       3,677      1.76
    Time                      1,413,231      19,118      5.44    1,313,837       17,072      5.21   1,404,950      37,544      5.37
Short - term borrowings         192,730       3,063      6.39       93,779          676      2.89     191,786       5,314      5.57
FHLB borrowings                 393,358       5,802      5.93      345,778        4,691      5.44     380,026      11,032      5.84
Long - term debt                100,000       1,837      7.39       95,047        2,235      9.43      98,200       3,836      7.86
Vehicle financing               434,595       7,895      7.31      452,167        9,224      8.18     456,379      16,860      7.43
-------------------------------------------------------------------------------------------------   -------------------------------

Total interest - bearing
 liabilities                  3,861,247     $46,406      4.83    3,721,508      $42,732      4.61   3,881,123     $92,328      4.78
                                            =================                   =================                 =================
Demand deposits                 446,518                            424,063                            437,714
Other liabilities                61,308                             47,495                             60,766
---------------------------------------                         ----------                         ----------

      Total liabilities       4,369,073                          4,193,066                          4,379,603
---------------------------------------                         ----------                         ----------

Equity                          416,532                            417,057                            412,133
---------------------------------------                         ----------                         ----------

Total liabilities & stockholders'
 equity                      $4,785,605                         $4,610,123                         $4,791,736
=======================================                         ==========                         ==========


Net interest income / yield on

    average earning assets                  $42,646      3.88                   $41,931      3.91                 $84,490      3.83
                                            =================                   =================                 =================

                                               -----------------------------------
                                                  For the Six Month Period Ended
                                                        June 30, 1999
                                               -----------------------------------
                                                 Average
                                                 Balance     Interest    Rate (%)
                                               -----------------------------------
  Assets
  Short - term investments                       $72,805      $1,645        4.56
  Investment securities:
        Taxable                                  812,115      24,776        6.15
        Tax - advantaged                         122,504       4,300        7.02
                                               -----------------------------------

     Total investment securities                 934,619      29,076        6.27
                                               -----------------------------------
  Loans and leases, (net):
        Taxable                                3,224,128     134,637        8.42
        Tax - advantaged                          49,610       2,257        9.17
                                               -----------------------------------

     Total loans and leases                    3,273,738     136,894        8.43
                                               -----------------------------------

  Total interest - earning asset               4,281,162    $167,615        7.90
                                                            ======================
  Allowance for loan and lease losses            (40,353)
  Other non - earning assets                     336,391
                                               ---------

         Total assets                          $4,577,200
                                               ==========
  Liabilities
  Deposits:
        Interest - bearing demand               $977,395     $13,993        2.89
        Savings                                  450,368       4,195        1.88
        Time                                   1,323,163      34,667        5.28
  Short - term borrowings                         94,904       1,517        3.22
  FHLB borrowings                                330,747       8,974        5.47
  Long - term debt                                95,024       4,293        9.11
  Vehicle financing                              429,879      17,417        8.17
                                               -----------------------------------

  Total interest - bearing liabilities         3,701,480     $85,056        4.63
                                                            ======================
  Demand deposits                                413,877
  Other liabilities                               47,194
                                               ---------

      Total liabilities                         4,162,551
                                               ----------

  Equity                                          414,649
                                               ----------

  Total liabilities & stockholders'
         equity                                $4,577,200
                                               ==========
  Net interest income / yield on
        average earning assets                               $82,559        3.89
                                                            ======================

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.


Susquehanna Bancshares, Inc., and Subsidiaries

TABLE 2 - RISK ASSETS
-------------------------------------------------------------------------------------------------------------------
                                                                           June 30,     December 31,       June 30,
(Dollars in thousands)                                                         2000             1999           1999
-------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans and leases                                             $17,480          $22,770        $16,454
   Restructured accrual loans                                                    0                0              0
   Other real estate owned                                                   3,719            4,703          5,236
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                 $21,199          $27,473        $21,690
===================================================================================================================

As a percent of period-end loans and leases and
   other real estate owned                                                    0.61%            0.79%          0.64%
Loans and leases contractually
   past due 90 days and still accruing                                      $7,668          $10,360        $10,323

-------------------------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended June 30,       Six Months Ended June 30,
(Dollars in thousands)                                          2000           1999             2000           1999
-------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                               $43,211        $40,496          $44,465        $39,440
   Additions charged to operating expenses                      643          1,856            1,507          3,933
-------------------------------------------------------------------------------------------------------------------
                                                             43,854         42,352           45,972         43,373
-------------------------------------------------------------------------------------------------------------------
   Charge-offs                                               (2,629)        (2,300)          (5,284)        (3,672)
   Recoveries                                                   384            586              921            937
-------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                        (2,245)        (1,714)          (4,363)        (2,735)
-------------------------------------------------------------------------------------------------------------------
Balance - Period end                                        $41,609        $40,638          $41,609        $40,638
===================================================================================================================

Net charge-offs as a percent of average loans and
 leases (annualized)                                           0.26%          0.21%            0.25%          0.17%
Allowance as a percent of period-end loans and leases          1.20%          1.21%            1.20%          1.21%

Average loans and leases                                 $3,461,348     $3,315,318       $3,470,644     $3,273,738
Period-end loans and leases                               3,466,420      3,366,164        3,466,420      3,366,164

PART II. OTHER INFORMATION
         -----------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual Meeting of Shareholders was held on May 26, 2000. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for directors set forth in the Proxy Statement and all such nominees were elected.

    a). The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted). The terms of office of James G. Apple, Richard M. Cloney, Trudy B. Cunningham, John M. Denlinger, Owen O. Freeman, Marley R. Gross, T. Max Hall, C. William Hetzer, Guy W. Miller, Jr., and Clyde R. Morris, and William J. Reuter continued after the meeting. Edward W. Helfrick retired from the Board effective May 26, 2000.

            NOMINEE                                      COMMON STOCK
            -------                                      ------------
            Robert S. Bolinger
                     For                                  29,884,316
                     Withhold / abstain                    2,253,640
                     Not present                           6,978,757
                     Broker non-voted                        151,290

            Henry H. Gibbel
                     For                                  31,539,488
                     Withhold / abstain                      598,468
                     Not present                           6,978,757
                     Broker non-voted                        151,290

            George J. Morgan
                     For                                  31,475,295
                     Withhold / abstain                      662,661
                     Not present                           6,978,757
                     Broker non-voted                        151,290

            Roger V. Wiest
                     For                                  31,649,953
                     Withhold / abstain                      488,003
                     Not present                           6,978,757
                     Broker non-voted                        151,290

            Michael J. Wimmer
                     For                                  31,705,918
                     Withhold / abstain                      432,038
                     Not present                           6,978,757
                     Broker non-voted                        151,290


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

     a). Exhibits
         --------
              3.1  Registrant's Articles of Incorporation.
              3.2  Registrant's By-laws.
              3.3  Articles of Amendment to Registrant's Articles of
                   Incorporation.
             10.1  Material Contract
             27.1  Financial Data Schedule.

     b). Report on Form 8 - K       NONE
         --------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUSQUEHANNA BANCSHARES, INC.



August 4, 2000
                                          /s/ Robert S. Bolinger
                                          -------------------------------------
                                          Robert S. Bolinger
                                          Chairman and Chief Executive Officer



August 4, 2000
                                          /s/ Drew K. Hostetter
                                          -------------------------------------
                                          Drew K. Hostetter
                                          Senior Vice President, Treasurer,
                                          and Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit      Description                     Method
-------      -----------                     ------

  3.1        Articles of Incorporation.      Previously filed.Incorporated by
                                             reference to Attachment E to the
                                             Registrant's Joint Proxy Statement
                                             / Prospectus on Registrant's
                                             Registration Statement on Form S-4,
                                             Registration No. 33-76319.

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

  10.1       Material Contract               Employment agreement between
                                             Registrant and Robert S. Bolinger,
                                             dated October 1, 1984, as amended
                                             July 25, 2000.


  27.1       Financial Data Schedule.        Submitted electronically to
                                             the Securities and Exchange
                                             Commission for information
                                             only and not filed.

                         Susquehanna Bancshares, Inc.
                     26 North Cedar Street, P.O. Box 1000
                             Lititz, PA 17543-7000
                                (717) 626-4721

July 25, 2000

Robert S. Bolinger
Susquehanna Bancshares, Inc.
26 North Cedar Street
Lititz, PA 17543

Re:   Amendment to Employment Agreement

Dear Bob:

This letter serves to confirm that your Employment Agreement with Susquehanna Bancshares, Inc. (the "Company"), dated October 1, 1984, a copy of which is attached (the "Agreement"), has been amended to provide that through the remainder of the Agreement's current term, your title and position with the Company is Chairman of the Board of Directors and Chief Executive Officer, and that your title and position with Farmers First Bank, a wholly-owned subsidiary of the Company, is Chairman of the Board of Directors.

All other terms and provisions of the Agreement shall remain in full force and effect through the remainder of the Agreement's current term.

Very truly yours,

/s/ Gregory A. Duncan

Gregory A. Duncan
Executive Vice President


ACCEPTED AND AGREED TO by the undersigned as of this 25th day of July, 2000.


/s/ Robert S. Bolinger
----------------------
Robert S. Bolinger

                         EMPLOYMENT AGREEMENT BETWEEN
                            ROBERT S. BOLINGER AND
                         SUSQUEHANNA BANCSHARES, INC.

                                   CONTENTS
                                   --------

                                                   PAGE
                                                   ----

1.  Position                                         1

2.  Duties                                           2

3.  Period of Employment                             2

4.  Compensation                                     3

5.  Employee Expenses                                4

6.  Vacations                                        5

7.  Benefits                                         5

8.  Confidential Information                         8

9.  Property Rights                                  8

10. Termination                                      9

11. Records                                         14

12. Prohibited Assignment                           14

13. Indemnification                                 15

14. Survival                                        16

15. Miscellaneous                                   16