Form 10-Q
period 2000-09-30
SUSQUEHANNA BANCSHARES INC
filed 2000-11-13
CIK 700863

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of October 31, 2000 the Registrant had 39,210,914 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                                SEQUENTIAL
                                                                                   PAGE
                                                                                REFERENCE

PART I.  FINANCIAL INFORMATION                                                      3

Item 1.  FINANCIAL STATEMENTS                                                       3

         Consolidated Balance Sheets - as of September 30, 2000 and 1999
                  and December 31, 1999                                             3

         Consolidated Statements of Income - for the three months ended
                  and nine months ended September 30, 2000 and 1999                 4

         Consolidated Statements of Cash Flow - for the nine months
                  periods ended September 30, 2000 and 1999                         5

         Notes to Consolidated Financial Statements                                 6 - 9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION                                      10 - 18

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISKS                                                  19 - 20

PART II  OTHER INFORMATION                                                          21

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                  21

                  SIGNATURES                                                        21


                  EXHIBIT INDEX                                                     22

PART I. FINANCIAL INFORMATION
   Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                             September 30,       December 31,      September 30,
(Dollars in thousands)                                                                2000               1999               1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   112,127        $   146,576        $   105,419
Short-term investments                                                              47,684             36,653             50,258
Investment securities available for sale (at fair value)                           867,452            878,958            881,064
Investment securities held to maturity                                              22,123             33,090             40,069
      (Fair values of $22,439; $33,461; and $40,633)
Loans and leases, net of unearned income                                         3,424,630          3,469,661          3,433,607
Less: Allowance for loan and lease losses                                           37,422             44,465             41,386
---------------------------------------------------------------------------------------------------------------------------------
      Net loans and leases                                                       3,387,208          3,425,196          3,392,221
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                        57,875             55,429             55,987
Accrued income receivable                                                           25,429             23,763             22,771
Bank-owned life insurance                                                          112,400            108,105            101,200
Other assets                                                                       140,569            103,268             98,088
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                             $ 4,772,867        $ 4,811,038        $ 4,747,077
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
      Demand                                                                   $   450,329        $   430,054        $   422,561
      Interest-bearing demand                                                      742,968            793,160            761,505
      Savings                                                                      416,818            421,012            435,808
      Time                                                                       1,311,394          1,346,268          1,349,926
      Time of $100 or more                                                         251,784            190,026            183,567
---------------------------------------------------------------------------------------------------------------------------------
                         Total deposits                                          3,173,293          3,180,520          3,153,367
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                              212,675            207,507            158,483
FHLB borrowings                                                                    413,159            372,414            390,925
Vehicle financing                                                                  372,942            482,104            479,590
Long-term debt                                                                     100,000             95,000             95,000
Accrued interest, taxes, and expenses payable                                       45,404             34,746             31,827
Other liabilities                                                                   16,995             23,725             16,242
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          4,334,468          4,396,016          4,325,434
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
      Authorized: 100,000,000 ($2.00 par value)
      Issued:  39,398,190; 39,394,094; and 39,350,100, respectively                 78,796             78,788             78,700
Surplus                                                                             57,861             57,873             57,084
Retained earnings                                                                  313,756            292,150            295,396
Accumulated other comprehensive income, net of taxes of ($4,962);
      ($6,961) and ($5,034), respectively                                           (9,594)           (13,616)            (9,350)
Less: Treasury stock, (172,276; 11,641; and 12,612
      common shares at cost, respectively)                                           2,420                173                187
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                   438,399            415,022            421,643
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $ 4,772,867        $ 4,811,038        $ 4,747,077
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------  ------------------------------
                                                                        Three Months Ended              Nine Months Ended
                                                                            September 30                   September 30
----------------------------------------------------------------------------------------------  ------------------------------
(Dollars in thousands, except per share)                                2000            1999           2000            1999
----------------------------------------------------------------------------------------------  ------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                $74,363         $69,640       $218,779        $205,744
Interest on investment securities: Taxable                            13,144          12,582         39,819          37,358
                                   Tax-exempt                          1,031           1,261          3,240           4,056
Interest on short-term investments                                       725             781          2,218           2,426
----------------------------------------------------------------------------------------------  ------------------------------
        Total interest income                                         89,263          84,264        264,056         249,584
----------------------------------------------------------------------------------------------  ------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                        5,219           4,720         16,139          14,424
        Savings                                                        2,001           2,033          5,678           6,228
        Time                                                          21,876          19,602         62,565          58,558
Interest on short-term borrowings                                      3,081           1,022          8,395           2,539
Interest on FHLB borrowings                                            6,397           5,320         17,429          14,294
Interest on vehicle financing                                          7,307           8,837         24,167          26,254
Interest on long-term debt                                             1,965           2,281          5,801           6,574
----------------------------------------------------------------------------------------------  ------------------------------
        Total interest expense                                        47,846          43,815        140,174         128,871
----------------------------------------------------------------------------------------------  ------------------------------

Net interest income                                                   41,417          40,449        123,882         120,713
Provision for loan and lease losses                                      766           1,920          2,273           5,853
----------------------------------------------------------------------------------------------  ------------------------------

Net interest income after provision for loan and lease losses         40,651          38,529        121,609         114,860
----------------------------------------------------------------------------------------------  ------------------------------

OTHER INCOME
Service charges on deposit accounts                                    2,562           2,612          7,940           7,278
Vehicle origination and servicing fees                                 6,023           3,520         16,689          10,242
Other service charges, commissions, fees                               3,723           1,179         13,872           3,249
Income from fiduciary-related activities                               1,116           1,296          3,349           2,972
Gain on sale of mortgages                                                413             779          1,353           2,779
Income from bank-owned life insurance                                  1,449           1,458          4,294           3,296
Other operating income                                                 3,788           5,589          7,130           8,491
Investment security gains/(losses)                                        (2)            858            (16)            958
----------------------------------------------------------------------------------------------  ------------------------------

        Total other income                                            19,072          17,291         54,611          39,265
----------------------------------------------------------------------------------------------  ------------------------------

OTHER EXPENSES
Salaries and employee benefits                                        16,601          15,949         50,423          44,844
Net occupancy expense                                                  2,418           2,432          7,400           6,914
Furniture and equipment expense                                        2,124           2,071          6,136           5,994
Amortization of intangible assets                                        850             751          2,463           2,725
Vehicle expense                                                        2,695             731          6,363             723
Restructuring charge                                                       0               0           (900)              0
Other operating expenses                                              14,471          12,296         44,555          34,131
----------------------------------------------------------------------------------------------  ------------------------------

        Total other expenses                                          39,159          34,230        116,440          95,331
----------------------------------------------------------------------------------------------  ------------------------------

Income before income taxes                                            20,564          21,590         59,780          58,794
Provision for income taxes                                             6,375           6,721         18,532          18,327
----------------------------------------------------------------------------------------------  ------------------------------

NET INCOME                                                           $14,189         $14,869        $41,248         $40,467
----------------------------------------------------------------------------------------------  ------------------------------

Per share information:
        Basic earnings                                                 $0.36           $0.38          $1.05          $1.03
        Diluted earnings                                               $0.36           $0.38          $1.05          $1.02
        Cash dividends                                                 $0.17           $0.15          $0.51          $0.45
Average shares outstanding: Basic                                     39,246          39,334         39,281         39,313
                            Diluted                                   39,368          39,494         39,373         39,500
----------------------------------------------------------------------------------------------  ------------------------------

The accompanying notes are an integral part of these financial statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine months ended September 30                                                           2000                  1999
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                    $41,248               $40,467
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                 10,546                 8,826
              Provision for loan and lease losses                                       2,273                 5,853
              Gain on sale of branch offices                                                0                (3,352)
              Gain on sale of credit card portfolio                                    (1,761)                    0
              (Gain)/loss on securities transactions                                       16                  (958)
              (Gain)/loss on sale of loans                                             (1,658)               (2,779)
              (Gain)/loss on sale of other real estate owned                               17                   (27)
              Mortgage loans originated for resale                                    (89,979)             (148,012)
              Sale of mortgage loans originated for resale                             88,070               161,226
              Leases originated for resale                                           (222,376)                    0
              Sale of leases originated for resale                                    200,709                     0
              (Increase)/decrease in accrued interest receivable                       (1,666)                    3
              Increase/(decrease) in accrued interest payable                             (12)               (1,927)
              (Increase)/decrease in accrued expenses and taxes payable                10,670                 1,878
              Other, net                                                                4,405                 3,819
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              40,502                65,017
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                         4,482                14,999
        Proceeds from the maturity of investment securities                            93,626               101,355
        Purchase of available-for-sale securities                                     (62,470)             (109,507)
        Purchase of held-to-maturity securities                                        (7,887)                    0
        Net (increase)/decrease in loans and leases                                    40,340              (149,964)
        Transfer of allowance for loans and leases to third party guarantor            (3,057)                    0
        Net leases originated for warehouse                                           (22,767)                    0
        Capital expenditures                                                           (7,494)               (4,133)
        Net cash received on sale of branch deposits                                        0               (22,381)
        Net cash and cash equivalents acquired/(paid) in acquisition                  (11,323)                    0
        Purchase of insurance products                                                      0               (50,000)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 23,450              (219,631)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase/(decrease) in deposits                                            (7,227)              (41,131)
        Net increase/(decrease) in short-term borrowings                                5,168                24,202
        Net increase/(decrease) in FHLB borrowings                                     40,745                81,652
        Net increase/(decrease) in vehicle financing                                 (109,162)               22,677
        Proceeds from issuance of long-term debt                                        5,000                28,327
        Repayment of long-term debt                                                         0                (2,950)
        Proceeds from issuance of common stock                                            412                   846
        Cash paid for treasury stock                                                   (2,664)                 (287)
        Dividends paid                                                                (19,642)              (16,617)
----------------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                                (87,370)               96,719
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (23,418)              (57,895)
Cash and cash equivalents at January 1                                                183,229               213,572
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                            $159,811              $155,677
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
        Cash and due from banks                                                      $112,127              $105,419
        Short-term investments                                                         47,684                50,258
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                            $159,811              $155,677
----------------------------------------------------------------------------------------------------------------------

     Interest paid on deposits, short-term borrowings, and long-term debt was $140,186 in 2000, and $134,947 in 1999. Income taxes paid were $143 in 2000, and
$10,695 in 1999. Amounts transferred to other real estate owned were $1,999 in 2000, and $5,247.

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ACCUMULATED
                                                                                                                            OTHER
                                                                                   COMMON                 RETAINED  COMPREHENSIVE
Nine Month Periods Ended September 30                                               STOCK     SURPLUS     EARNINGS         INCOME
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1999                                                         $78,655     $57,166     $271,545         $6,004
        Comprehensive income:
              Net income                                                                                    40,467
              Change in unrealized gain/(loss) on securities, net of
                   taxes of ($7,909) and reclassification adjustment of $958                                              (15,354)
------------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                           78,655      57,166      312,012         (9,350)

        Common stock issued under
              employee benefit plans                                                   45         (82)
        Purchase/conversion of treasury stock
        Cash dividends paid:
              Per common share of $0.45                                                                    (16,616)
------------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1999                                                      $78,700     $57,084     $295,396        ($9,350)
====================================================================================================================================

Balance - January 1, 2000                                                         $78,788     $57,873     $292,150       ($13,616)
        Comprehensive income:
              Net income                                                                                    41,248
              Change in unrealized gain/(loss) on securities, net of
                   taxes of $1,999 and reclassification adjustment of ($16)                                                 4,022
------------------------------------------------------------------------------------------------------------------------------------
                              Total comprehensive income                                                   333,398         (9,594)
        Common stock issued under
              employee benefit plans                                                    8         (12)
        Purchase/conversion of treasury stock
        Cash dividends paid:
              Per common share of $0.51                                                                    (19,642)
------------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2000                                                      $78,796     $57,861     $313,756        ($9,594)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 TREASURY       TOTAL
                                                                                    STOCK      EQUITY
-------------------------------------------------------------------------------------------------------
Nine Month Periods Ended September 30
-------------------------------------------------------------------------------------------------------
Balance - January 1, 1999                                                           ($783)   $412,587
        Comprehensive income:
              Net income                                                                       40,467
              Change in unrealized gain/(loss) on securities, net of
                   taxes of ($7,909) and reclassification adjustment of $958                  (15,354)
-------------------------------------------------------------------------------------------------------
                              Total comprehensive income                             (783)    437,700
        Common stock issued under
              employee benefit plans                                                  883         846
        Purchase/conversion of treasury stock                                        (287)       (287)
        Cash dividends paid:
              Per common share of $0.45                                                       (16,616)
-------------------------------------------------------------------------------------------------------
Balance - September 30, 1999                                                        ($187)   $421,643
=======================================================================================================

Balance - January 1, 2000                                                           ($173)   $415,022
        Comprehensive income:
              Net income                                                                       41,248
              Change in unrealized gain/(loss) on securities, net of
                   taxes of $1,999 and reclassification adjustment of ($16)                     4,022
-------------------------------------------------------------------------------------------------------
                              Total comprehensive income                                       45,270
        Common stock issued under
              employee benefit plans                                                  416         412
        Purchase/conversion of treasury stock                                      (2,663)     (2,663)
        Cash dividends paid:
              Per common share of $0.51                                                       (19,642)
-------------------------------------------------------------------------------------------------------
Balance - September 30, 2000                                                      ($2,420)   $438,399
=======================================================================================================

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2000.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 30 through 32.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------
                                                             September 30, 2000                   December 31, 1999
                                                   -----------------------------------  -----------------------------------
                                                     Amortized cost       Fair value      Amortized cost       Fair value
------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                             $3,249           $3,280             $16,658          $16,683
   U.S. Government agencies                                 365,396          360,184             346,041          338,990
   State & municipal                                         64,261           64,189              70,136           69,599
   Mortgage-backed                                          395,278          384,593             414,317          399,428
   Corporates                                                19,748           19,534              17,795           17,682
   Equities                                                  34,076           35,672              34,588           36,576
------------------------------------------------------------------------------------------------------------------------------
                                                            882,008          867,452             899,535          878,958
------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                         21,577           21,897              32,070           32,450
   Mortgage-backed                                              546              542               1,020            1,011
------------------------------------------------------------------------------------------------------------------------------
                                                             22,123           22,439              33,090           33,461
------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                        $904,131         $889,891            $932,625         $912,419
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 2000 and December 31, 1999, were as follows:
------------------------------------------------------------------------------------------------------------------------------
                                                      September 30,                         December 31,
                                                               2000                                 1999
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                    $369,290                             $327,670
Real estate - construction                                  260,205                              255,054
Real estate - mortgage                                    1,909,271                            1,850,375
Consumer                                                    364,713                              381,556
Leases                                                      521,151                              655,006
------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                           $3,424,630                           $3,469,661
------------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                          $171,191                             $241,767
Estimated residual value of leases                          405,257                              495,309
Unearned income under lease contracts                       (55,297)                             (82,070)
------------------------------------------------------------------------------------------------------------------------------
        Total leases                                       $521,151                             $655,006
------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of September 30, 2000 and December 31, 1999, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------
                                                      September 30,                         December 31,
                                                               2000                                 1999
------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                     $7,494                              $11,491
Impaired loans with a reserve                                 2,979                                1,460
------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                $10,473                              $12,951
------------------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                     $877                                 $532
------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and nine month periods ended September 30, 2000 and 1999 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------
                                                     Three months ended September 30,     Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                               2000             1999                2000             1999
------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                           $10,099           $13,867             $11,292          $10,742
Interest income on impaired loans (cash-basis)                   48                42                250                94

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
---------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,      December 31,
                                                                                             2000              1999
---------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 2000 and December 31, 1999, were as follows:
---------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                              $196,350          $179,278
Treasury tax and loan notes                                                                 8,594            14,010
Federal funds purchased                                                                     7,731            14,219
---------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                                                      $212,675          $207,507
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Long-term debt at September 30, 2000 and December 31, 1999, was as follows:
---------------------------------------------------------------------------------------------------------------------
Subsidiaries:
        Term note due July, 2003                                                          $15,000           $10,000
Parent:
        Senior notes due February, 2003                                                    35,000            35,000
        Subordinated notes due February, 2005                                              50,000            50,000
---------------------------------------------------------------------------------------------------------------------

        Total long-term debt                                                             $100,000           $95,000
=====================================================================================================================

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 2000 and 1999:
------------------------------------------------------------------------------------------------------------------------------------
                                                                       For the three months ended September 30,
                                                ------------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                -----------------------------------------   ----------------------------------------
                                                                              Per Share                                  Per Share
                                                    Income        Shares         Amount        Income        Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders            $14,189        39,246          $0.36       $14,869        39,334          $0.38

Effect of Diluted Securities:
Incentive stock options outstanding                                  122                                        160
                                                               -----------                                -----------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                       $14,189        39,368          $0.36       $14,869        39,494          $0.38
====================================================================================================================================

                                                                       For the nine months ended September 30,
                                                ------------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                -----------------------------------------   ----------------------------------------
                                                                              Per Share                                  Per Share
                                                    Income        Shares         Amount        Income        Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders            $41,248        39,281          $1.05       $40,467        39,313          $1.03

Effect of Diluted Securities:
Incentive stock options outstanding                                   92                                        187
                                                               -----------                                -----------

Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                       $41,248        39,373          $1.05       $40,467        39,500          $1.02
====================================================================================================================================

COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------
     On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), a closely-held consumer automobile financing company that services more than $800 million in lease receivables. Susquehanna issued 2,360,000 shares of common stock to the shareholders of Hann for the outstanding common shares of Hann. The acquisiton was accounted for under the pooling-of-interests method of accounting; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

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

     Previously reported information has been restated as follows:

                                                     Three Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------
                                               Susquehanna               Hann        Susquehanna
(Dollars in thousands, except per share)       As Reported        As Reported           Restated
--------------------------------------------------------------------------------------------------
Net interest income                                $40,279               $170            $40,449
Provision for loan and lease losses                  1,496                424              1,920
Other income                                        13,771              3,520             17,291
Other expense                                       30,989              3,241             34,230
--------------------------------------------------------------------------------------------------
Income before taxes                                 21,565                 25             21,590
Taxes                                                6,711                 10              6,721
--------------------------------------------------------------------------------------------------
Net income                                         $14,854                $15            $14,869
==================================================================================================

Earnings per share:            Basic                 $0.40                                 $0.38
                               Diluted               $0.40                                 $0.38
Average shares outstanding:    Basic                36,974              2,360             39,334
                               Diluted              37,134              2,360             39,494

                                                      Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------
                                               Susquehanna               Hann        Susquehanna
                                               As Reported        As Reported           Restated
--------------------------------------------------------------------------------------------------
Net interest income                               $120,277               $436           $120,713
Provision for loan and lease losses                  4,214              1,639              5,853
Other income                                        29,023             10,242             39,265
Other expense                                       89,010              6,321             95,331
--------------------------------------------------------------------------------------------------
Income before taxes                                 56,076              2,718             58,794
Taxes                                               17,237              1,090             18,327
--------------------------------------------------------------------------------------------------
Net income                                         $38,839             $1,628            $40,467
==================================================================================================

Earnings per share:            Basic                 $1.05                                 $1.03
                               Diluted               $1.05                                 $1.02
Average shares outstanding:    Basic                36,953              2,360             39,313
                               Diluted              37,140              2,360             39,500

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

     On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp., a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., collectively ("VFAM"), in cash transactions. Since this acquisition was accounted for under the purchase method of accounting, the results of operation for VFAM are included with Susquehanna from March 3, 2000 forward.

                               Earnings Summary
                               ----------------

     Susquehanna's net income for the third quarter of 2000 was $14.2 million, a 5% decrease from net income of $14.9 million in the third quarter of 1999. Included in the third quarter of 2000 is a $1.8 million gain on the sale of the credit card portfolio, which no longer provided a strategic benefit to Susquehanna, while the third quarter of 1999 included a $3.3 million gain on the sale of two branches. Excluding these two items, third quarter 2000 net income increased 3% over 1999. For the nine months ended September 30, 2000, net income of $41.2 million was 2% higher than the $40.5 million achieved in the first nine months of 1999. Susquehanna's earnings performance was enhanced by significant improvements in fee income.

     Diluted earnings per share ("EPS") decreased 5% from $0.38 per share for the third quarter of 1999 to $0.36 per share for the third quarter of 2000. Excluding the two items noted above, third quarter 2000 diluted EPS increased 3% over 1999. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.18% and 13.21%, respectively, in the third quarter of 2000, compared with 1.26% and 14.20% in the third quarter of 1999. For the third quarter of 2000, tangible EPS, ROA and ROE were $0.38, 1.26%, and 15.33%, respectively.

     Diluted EPS increased 3% from $1.02 per share for the first nine months of 1999 to $1.05 per share for the first nine months of 2000. ROA and ROE finished at 1.15% and 13.21%, in the first nine months of 2000 compared with 1.17% and 13.04% in the first nine months of 1999. For the nine months ended September 30, 2000, tangible EPS, ROA and ROE were $1.11, 1.23%, and 15.31%, respectively.

     Total assets at September 30, 2000 of $4.8 billion increased 1% over the September 30, 1999 levels. Loans remained at $3.4 billion, while deposits remained at $3.2 billion. Equity capital was $438 million at September 30, 2000, or $11.18 per share compared to $422 million, or $10.72 per share at September 30, 1999.

                               Net Interest Income
                               -------------------

     The major source of operating revenues is net interest income, which rose to a level of $41.4 million in the third quarter of 2000 compared to $40.4 million for the same period in 1999. For the nine months ended September 30, 2000, net interest income was $123.9 million compared with $120.7 million for the same period of 1999. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 68% for the quarter ended, and 69% for the nine months ended September 30, 2000, and was 70% for the quarter ended and 75% for the nine months ended September 30, 1999, respectively.

     Net interest income for the third quarter 2000 increased $1.0 million compared to the third quarter of 1999. Average earning assets in the third quarter of 2000 increased $27 million over the same period in 1999. Also contributing to this improvement was an increase in the net interest margin of 7 basis points. This increase in margin was due to a 42 basis point increase in the earning asset yield that was partially offset by a 42 basis point increase in the cost of funds.

     Net interest income for the nine months ended September 30, 2000 increased $3.2 million over the same period of 1999. An increase in average earning assets of $116 million was offset by a decline in the net interest margin from 3.85% for the first nine months of 1999 to 3.83% during the comparable period of 2000. This decline in margin was due to a 24 basis point increase in the cost of funds, partially offset by a 22 basis point increase in the yield on earning assets. These increases in asset yield and cost of funds are primarily due to a higher interest rate environment.

                                 Other Income
                                 ------------

     Non-interest income increased $1.8 million, or 10%, from $17.3 million in the third quarter of 1999, to $19.1 million in the third quarter of 2000. This increase resulted primarily from an increase in vehicle origination and servicing fees of $2.5 million and an increase in other service charges, commissions and fees of $2.5 million, of which $1.5 million is attributable to VFAM. Investment securities gains declined $0.9 million in 2000 compared with 1999. Gain on sale of mortgages decreased $0.4 million in 2000 compared with the same period in 1999 as mortgages sold declined to $25.7 million from $58.6 million. During the third quarter of 2000, Susquehanna sold its credit card portfolio and the transaction resulted in a gain of $1.8 million recorded as other operating income. However, this category shows a decline from the same period in 1999, as Susquehanna Bank, a wholly-owned subsidiary of Susquehanna, sold two branch offices in the third quarter of 1999 which resulted in a gain of $3.3 million.

     For the first nine months of 2000, non-interest income of $54.6 million was $15.3 million more than the same period of 1999. Other service charges, commissions and fees increased $10.6 million, while vehicle origination and servicing fees increased $6.4 million. The increase in other service charges, commissions and fees was primarily attributable to VFAM ($4.2 million) and merchant credit card fees ($6.2 million). Also contributing to the nine month increase were income from bank-owned life insurance, $1.0 million; trust activities, $0.4 million; and service charges on deposit accounts, $0.7 million. Partially offsetting these increases were decreases in investment securities gains, $1.0 million; and gain on sale of mortgages, which declined by $1.4 million. Mortgages sold for the first nine months of 2000 totaled $88.1 million versus $161.2 million in 1999.

     Other income as a percentage of net interest income and other income, was 32% for the quarter, and 31% for the nine months ended September 30, 2000, and was 30% and 25% for the comparable periods of 1999.

                                Other Expenses
                                --------------

     Total non-interest expenses increased $5.0 million from $34.2 million in the third quarter of 1999 to $39.2 million in the third quarter of 2000. For the nine months ended September 30, 2000, total non-interest expenses increased $21.1 million from the same period in 1999.

     The quarter-to-quarter increase was primarily due to increases in salaries and benefits of $0.7 million, vehicle expenses of $2.0 million, and other expense of $2.2 million. The increase in salaries and benefits was primarily due to the acquisition of VFAM, normal annual salary increases, and the staffing of central sites for loans, deposits, administration and finance regarding the back office consolidation project offset by a pension credit due to actuarial gains. Anticipated savings from the reduction in the workforce associated with the back office consolidation project will be approximately $0.5 million in the fourth quarter of 2000 and $6.0 million in the year 2001 and each succeeding year. The increase in vehicle expense is due to residual value losses on vehicles coming off lease. These losses related primarily to large class sport utility vehicles. In the third quarter of 2000, Hann entered into an agreement with a third party to guarantee the remaining residual values on Hann's balance sheet. This agreement eliminates the residual value risk for Hann with regard to those leased vehicles. The increase in other expense was primarily due to increases in merchant credit card expense ($0.9 million) and back office consolidation project expenses ($0.8 million).

     The nine month increase in expenses was primarily due to increases in salaries and benefits of $5.6 million, vehicle expense of $5.6 million and other expense of $10.4 million. The increases in salaries and benefits and vehicle expense were for the same reasons as described above for the quarter. The increase in other expense was primarily due to increases in merchant credit card expense ($5.8 million) and back office consolidation project expenses ($2.2 million). Offsetting the above noted increases was a credit of $0.9 million to the restructure charge. This credit represents a reduction in the severance accrual recorded in December 1999 as more employees than anticipated, who were eligible for severance, have left prior to their severance date as of September 30, 2000.

     In December 1999, Susquehanna incurred a special, one-time charge of $7.4 million relating to the consolidation of back office operations. Susquehanna will continue to pay these costs with cash obtained from normal operating activities. The current status of the $7.4 million restructure charge recorded in the fourth quarter of 1999 is as follows:

                                                                                             Remaining
                                           Original         Incurred         Accrual          Accrual
     Item                                   Accrual         to-Date          Reversal       at 09/30/00
     ----                                   -------         -------          --------       -----------
     Employee severance benefits                $3,170               $0           ($900)          $2,270
     Professional fees                           2,850            2,850                0               0
     Employment services                           660              421                0             239
     Asset disposals                               732              732                0               0
                                         -------------   --------------   --------------   -------------

     Total                                      $7,412           $4,003           ($900)          $2,509
                                         =============   ==============   ==============   =============

                                  Income Taxes
                                  ------------

     Susquehanna's effective tax rate decreased from 31.17% for the first nine months of 1999 to 31.00% for the first nine months of 2000 due to an increase in tax-advantaged income.

                                   Risk Assets
                                   -----------

     Table 2 shows a decrease in non-accrual loans and leases from $22.8 million at December 31, 1999 to $18.7 million at September 30, 2000, while non-performing assets to period-end loans and OREO declined from 0.79% at December 31, 1999 to 0.65% at September 30, 2000. Loan loss reserve to non-performing loans at September 30, 2000 was 200% compared with 195% at December 31, 1999.

                Provision and Allowance for Loan and Lease Losses
                -------------------------------------------------

     As illustrated in Table 3, the provision was $0.8 million in the third quarter of 2000, a decline of $1.2 million from the same time period in 1999. For the nine months ended September

30, 2000, the provision was $3.6 million lower than one year ago. Net charge-offs were $6.3 million for the nine month period in 2000 versus the 1999 amount of $3.9 million while third quarter 2000 net charge-offs were $1.9 million compared to $1.2 million for 1999.

     The reduction in the provision resulted from a declining vehicle lease portfolio during the first nine months of 2000 compared with a growing vehicle lease portfolio during the first nine months of 1999. The decline in 2000 is due to origination's being sold to various third parties.

     In the third quarter of 2000, Hann entered into an agreement with a third party to guarantee the residual values on Hann's balance sheet. As part of this agreement, Hann transferred (cash payment) $3.1 million of it's Allowance for Loan and Lease Losses to the third party. As a result of this transaction, the allowance at September 30, 2000 was 1.09% of period-end loans and leases compared to 1.21% at September 30, 1999. Excluding Hann's residual values, which no longer have any risk due to the third party guarantee, from period-end loans and leases, the allowance at September 30, 2000 would be 1.23% of period-end loans and leases.

                               Capital Resources
                               -----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 2000 was 11.06%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at, September 30, 2000 was 13.17%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 2000 was 8.63%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis



------------------------------------------------------------------------------------------------------------------------------------
                                                     For the Three Month Period Ended            For the Three Month Period Ended
                                                            September 30, 2000                          September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                   Average                                     Average
(Dollars in thousands)                             Balance       Interest       Rate (%)       Balance       Interest       Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                             $42,010           $725        6.87          $66,145           $781       4.68
Investment securities:
      Taxable                                        830,170         13,144        6.30          800,646         12,582       6.23
      Tax - advantaged                                88,193          1,586        7.15          113,338          1,940       6.79
------------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                       918,363         14,730        6.38          913,984         14,522       6.30
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                      3,380,199         73,529        8.65        3,343,695         68,940       8.18
      Tax - advantaged                                58,476          1,283        8.73           48,448          1,077       8.82
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                          3,438,675         74,812        8.66        3,392,143         70,017       8.19
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                    4,399,048        $90,267        8.16        4,372,272        $85,320       7.74
                                                                 =======================                     =======================
Allowance for loan and lease losses                  (40,894)                                    (40,976)
Other non - earning assets                           423,336                                     366,160
--------------------------------------------------------------                             --------------

                 Total assets                     $4,781,490                                  $4,697,456
==============================================================                             ==============
Liabilities
Deposits:
      Interest - bearing demand                     $743,830         $5,219        2.79         $767,712         $4,907       2.54
      Savings                                        423,166          2,001        1.88          447,214          2,033       1.80
      Time                                         1,552,004         21,876        5.61        1,531,390         19,415       5.03
Short - term borrowings                              202,696          3,081        6.05          122,325          1,022       3.31
FHLB borrowings                                      415,457          6,397        6.13          384,767          5,321       5.49
Long - term debt                                     100,000          1,965        7.82           95,000          2,281       9.53
Vehicle financing                                    389,876          7,307        7.46          468,703          8,837       7.48
------------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities               3,827,029        $47,846        4.97        3,817,111        $43,816       4.55
                                                                 =======================                     =======================
Demand deposits                                      447,994                                     424,749
Other liabilities                                     79,131                                      40,169
--------------------------------------------------------------                             --------------

              Total liabilities                    4,354,154                                   4,282,029
--------------------------------------------------------------                             --------------

Equity                                               427,337                                     415,427
--------------------------------------------------------------                             --------------
   Total liabilities & stockholders' equity       $4,781,491                                  $4,697,456
==============================================================                             ==============

Net interest income / yield on
      average earning assets                                        $42,421        3.84                         $41,504       3.77
                                                                 =======================                     =======================


------------------------------------------------------------------------------------------------------------------------------------
                                                     For the Nine Month Period Ended              For the Nine Month Period Ended
                                                            September 30, 2000                          September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                   Average                                     Average
(Dollars in thousands)                             Balance       Interest       Rate (%)       Balance       Interest       Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                             $48,846         $2,218        6.07          $70,554         $2,426       4.60
Investment securities:
      Taxable                                        825,045         39,819        6.45          808,250         37,358       6.18
      Tax - advantaged                                93,638          4,985        7.11          119,415          6,240       6.99
------------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                       918,683         44,804        6.51          927,665         43,598       6.28
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                      3,404,339        216,393        8.49        3,264,291        203,576       8.34
      Tax - advantaged                                55,572          3,671        8.82           49,218          3,335       9.06
------------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                          3,459,911        220,064        8.50        3,313,509        206,911       8.35
------------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                    4,427,440       $267,086        8.06        4,311,728       $252,935       7.84
                                                                 =======================                     =======================
Allowance for loan and lease losses                  (42,605)                                    (40,560)
Other non - earning assets                           403,483                                     342,324
--------------------------------------------------------------                             --------------

                 Total assets                     $4,788,318                                  $4,613,492
==============================================================                             ==============

Liabilities
Deposits:
      Interest - bearing demand                     $770,440        $16,139        2.80         $785,003        $15,061       2.57
      Savings                                        421,789          5,678        1.80          449,305          6,228       1.85
      Time                                         1,550,506         62,565        5.39        1,515,065         57,921       5.11
Short - term borrowings                              195,449          8,395        5.74           82,072          2,539       4.14
FHLB borrowings                                      391,797         17,429        5.94          372,815         14,294       5.13
Long - term debt                                      98,804          5,801        7.84           95,000          6,637       9.34
Vehicle financing                                    434,197         24,167        7.43          441,055         26,191       7.94
------------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities               3,862,982       $140,174        4.85        3,740,315       $128,871       4.61
                                                                   ====================                        ===================
Demand deposits                                      441,166                                     417,541
Other liabilities                                     66,932                                      40,732
--------------------------------------------------------------                             --------------

              Total liabilities                    4,371,080                                   4,198,588
--------------------------------------------------------------                             --------------

Equity                                               417,238                                     414,904
--------------------------------------------------------------                             --------------

   Total liabilities & stockholders' equity       $4,788,318                                  $4,613,492
==============================================================                             ==============

Net interest income / yield on
      average earning assets                                       $126,912        3.83                        $124,064       3.85
                                                                 =======================                     =======================


    For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS
------------------------------------------------------------------------------------------------------------------

                                                            September 30,        December 31,       September 30,
(Dollars in thousands)                                               2000                1999                1999
------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                               $18,739             $22,770             $22,667
        Restructured accrual loans                                      0                   0                   0
        Other real estate owned                                     3,592               4,703               4,435
------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                        $22,331             $27,473             $27,102
==================================================================================================================

As a percent of period-end loans and leases and
        other real estate owned                                     0.65%               0.79%               0.79%
Loans and leases contractually
   past due 90 days and still accruing                            $15,096             $10,360              $9,894

------------------------------------------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
------------------------------------------------------------------------------------------------------------------------------------

                                                               Three Months Ended September 30,   Nine Months Ended September 30,
(Dollars in thousands)                                                      2000           1999               2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                            $41,609        $40,638            $44,465        $39,440
        Reserve transferred to third party guarantor                      (3,057)             0             (3,057)             0
        Additions charged to operating expenses                              766          1,920              2,273          5,853
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          39,318         42,558             43,681         45,293
-----------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                       (2,268)        (1,679)            (7,552)        (5,351)
        Recoveries                                                           372            507              1,293          1,444
-----------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                             (1,896)        (1,172)            (6,259)        (3,907)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                     $37,422        $41,386            $37,422        $41,386
===================================================================================================================================

Net charge-offs as a percent of average loans and leases
    (annualized)                                                            0.22%          0.14%              0.24%          0.16%
Allowance as a percent of period-end loans and leases                       1.09%          1.21%              1.09%          1.21%

Average loans and leases                                              $3,438,675     $3,392,143         $3,459,911     $3,313,509
Period-end loans and leases                                            3,424,630      3,433,607          3,424,630      3,433,607

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risks are significant to Susquehanna.

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2000, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $500 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $50 million at September 30, 2000. These maturing investments represent 6% of total investment securities. Short-term investments amounted to $48 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

     b).  Report on Form 8-K      NONE
          ------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUSQUEHANNA BANCSHARES, INC.



November 13, 2000
                                          /s/ Robert S. Bolinger
                                          ----------------------
                                          Robert S. Bolinger
                                          Chairman and Chief Executive Officer



November 13, 2000
                                          /s/ Drew K. Hostetter
                                          ---------------------
                                          Drew K. Hostetter
                                          Senior Vice President, Treasurer,
                                          and Chief Financial Officer

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