Form 10-K405
period 2000-12-31
SUSQUEHANNA BANCSHARES INC
filed 2001-03-23
CIK 700863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-10674

                         Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Pennsylvania                               23-2201716
----------------------------------------------  --------------------------------
      (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)                Identification No.)

26 North Cedar St., Lititz, Pennsylvania                   17543
----------------------------------------------  --------------------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $631,675,400 as of February 28, 2001, based upon the closing price on the Nadsaq National Market reported for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant's common stock as of February 28, 2001, was 39,223,112.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2001, are incorporated by reference into Part III.

                                     PART I
                                     ------

Item 1.           Business
-------           --------

         General

         Susquehanna Bancshares, Inc. ("Susquehanna") is a multi-state financial holding company headquartered in Lititz, Pennsylvania. As of December 31, 2000, Susquehanna operated as a super-community financial holding company with eight commercial banks, one federal savings bank and four non-bank subsidiaries. As of December 31, 2000, Susquehanna had consolidated assets of $4.8 billion, loans receivable of $3.4 billion, deposits of $3.2 billion and shareholders' equity of $453 million.

     The relative sizes and profitability of Susquehanna's operating subsidiaries as of and for the year ended December 31, 2000, are depicted in the following table: (Dollars in Millions)

---------------------------------------------------------------------------------------------------------------------------------
                      Subsidiary*                      Assets        Percent of Total       Net Income       Percent of Total
                      -----------                      ------        ----------------       ----------       ----------------

---------------------------------------------------------------------------------------------------------------------------------
Farmers First Bank                                      $1,260               26%                $20                  36%
Farmers & Merchants Bank and Trust                         623               13                   8                  15
First National Trust Bank                                  297                6                   4                   7
Williamsport National Bank                                 260                5                   5                   9
Citizens National Bank of Southern Pennsylvania            202                4                   3                   5
First American National Bank of Pennsylvania               152                3                   2                   4
Susquehanna Bank**                                       1,080               23                   6                  11
Equity Bank, National Association***                       348                7                   4                   7
Founders' Bank***                                          164                3                   2                   4
Susque-Bancshares Leasing Co., Inc. (leasing)               50                1                   -                   -
Valley Forge Asset Management Corp.                         14                -                   1                   2
Boston Service Company, Inc. (t/a Hann Financial
Service Corporation (auto leasing))                        507               11                   4                   7
Susque-Bancshares Life Insurance Co.
(life insurance)                                             4                -                   -                   -
Consolidation adjustments, including
Susquehanna, Susquehanna South and
Susquehanna East)                                          (168)              (2)                 (4)                 (7)
---------------------------------------------------------------------------------------------------------------------------------
                                             Total       $4,793              100%                $55                 100%
---------------------------------------------------------------------------------------------------------------------------------

*        Includes operations of wholly-owned subsidiaries.
**       Subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna
Bancshares South, Inc. ("Susquehanna South"), a non-operating holding company.
***      Subsidiaries of Susquehanna's wholly-owned subsidiary, Susquehanna
Bancshares East, Inc. ("Susquehanna East"), a non-operating holding company.

         Susquehanna's depository institution subsidiaries are located in Pennsylvania, Maryland and New Jersey, and provide commercial and retail banking services in central and south central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, Union, Columbia, York and Lycoming Counties; in southeastern Pennsylvania principally in Montgomery, Chester and Delaware Counties; in southwestern Pennsylvania principally in Bedford and Blair Counties; in western Maryland, principally in Allegany, Garrett and Washington Counties; in northwestern, central and southeastern Maryland, including Baltimore County, Baltimore City, Carroll County, Harford County, Worcester County, Wicomico County and Anne Arundel County; and in southern New Jersey, principally in Camden, Burlington and Gloucester Counties.

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

         As a "super-community" financial holding company, Susquehanna's strategy has been to manage its subsidiaries on a decentralized basis, allowing each subsidiary operating in different markets to retain its name and board of directors as well as substantial autonomy in its day to day operations. Susquehanna believes that this strategy permits these institutions greater flexibility to better serve their markets, increasing responsiveness to local needs, and differentiates Susquehanna from other large competitors. Susquehanna continues, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. Consistent with this philosophy, in 2000 Susquehanna completed its program initiated in 1997 to convert all of its depository institution subsidiaries to a uniform computer system. Additionally, the trust departments of three of Susquehanna's subsidiary depository institutions were consolidated into Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank, in 2000, and a fourth trust department was consolidated into the trust company in the beginning of 2001. Susquehanna also provides its banking subsidiaries guidance in the areas of credit policy and administration, strategic planning, investment portfolio management and other financial and administrative services.

         In October of 1999, Susquehanna determined to undertake a detailed consolidation project. Specifically, it determined to consolidate, outsource and restructure certain back-office operations. The project was established to provide a strong, centralized support platform in order to provide consistent levels of service, re-engineer and standardize procedures to more effectively evaluate work flows and results, and to focus and extend customer service initiatives throughout the company. In connection with this project, during 2000, Susquehanna re-engineered processes, wrote new procedures, re-engineered facilities and trained and implemented a centralized design for the areas of Accounting and Finance, Deposit Operations, Loan Operations, Branch Administration and Bank Administration. Susquehanna also outsourced non-core support functions in the areas of Facilities, Courier Services, Loan Payment Processing and collateral insurance tracking. Additionally, the customer service call center was re-engineered so that it can support customer service calls from customers at any affiliate bank. Susquehanna is now in the assessment and clean-up portion of this project. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Summary of 2000 Compared to 1999" for further discussion.

         As of December 31, 2000, Susquehanna had 395 full-time and 45 part-time employees, and Susquehanna and its subsidiaries, on a consolidated basis, had 1,601 full-time and 284 part-time employees.

         Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

         Business

         Susquehanna, through its subsidiaries, provides a wide range of retail and commercial banking and financial services. Its retail banking business strategy is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. Susquehanna operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania, Maryland and New Jersey. As a result of the development of broad banking relations with its customers, core deposits fund 75% of Susquehanna's lending and investing activities.

         Susquehanna's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

         In 1996, Susquehanna introduced a check card in Pennsylvania and Maryland. In 1998, the check card was introduced in New Jersey. As of December 31, 2000, there were over 99,000 active debit cards (over 123,000 issued). In 2000, Susquehanna also sold its credit card portfolio to a third party purchaser. Simultaneously with this sale, Susquehanna entered into a separate agreement with the purchaser for the purchaser to continue to provide credit card products and services to Susquehanna's customers.

         Susquehanna conducts its mortgage origination and mortgage banking operations in its Pennsylvania and Maryland markets through Susquehanna Mortgage Company, a wholly-owned subsidiary of Susquehanna Bank.

         Susquehanna's consolidated commercial lending operations include commercial, financial and agricultural lending (11% of the total loan portfolio at December 31, 2000), real estate construction lending (8%), and commercial mortgage lending (20%). Loans originated by each subsidiary are subject to central review and uniform Susquehanna credit standards. Nearly all of Susquehanna's loans are concentrated in the markets served by its subsidiary commercial and savings banks.

         Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank, renders services as trustee, executor, administrator, guardian, managing agent, custodian and investment advisor and performs other fiduciary activities authorized by law. In 2000, the trust departments of Citizens National Bank of Southern Pennsylvania, First National Trust Bank, and Williamsport National Bank were consolidated into Susquehanna Trust & Investment Company, and the trust company also opened an office in New Jersey. In January of 2001, the trust department of Farmers & Merchants Bank and Trust was also consolidated into Susquehanna Trust & Investment Company.

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

         Through Susquehanna's acquisition of Valley Forge Asset Management Corp. in March of 2000, which represented Susquehanna's first acquisition of an investment advisory services corporation, Susquehanna and its subsidiaries offer a broader range of investment advisory, asset management and brokerage services to its customers. Susquehanna's subsidiaries also have referral fee arrangements with other investment advisors/broker-dealers.

         On February 4, 2000, Farmers First Bank and First Capitol Bank, both wholly-owned subsidiaries of Susquehanna, signed an Agreement and Plan of Merger. On May 5, 2000, First Capitol Bank was merged with and into Farmers First Bank. Farmers First Bank was the surviving institution in the merger and continues its existence as a bank and trust company under Pennsylvania law with its present name.

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

         Supervision and Regulation

         General. Susquehanna is a financial holding company registered with the
         -------
Board of Governors of the Federal Reserve System ("Board") and is subject to regulation under the Bank Holding Company Act of 1956, as amended. This law (the "BHC Act") requires prior approval of an acquisition of assets or of ownership or control of voting shares of any bank if the acquisition would give Susquehanna more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies which Susquehanna may acquire.

         Susquehanna's commercial and federal savings bank subsidiaries are also subject to regulation and supervision. Farmers First Bank, a state bank, is subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC"). Founders' Bank is a state member bank subject to regulation and periodic examination by the Board and the Pennsylvania Department of Banking. Citizens National Bank of Southern Pennsylvania, First National Trust Bank, Williamsport National Bank, First American National Bank of Pennsylvania and Equity Bank, National Association, are national banks and are subject to regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"). Farmers & Merchants Bank and Trust, a state bank, is subject to regulation and periodic examination by the Maryland Banking Commission and the FDIC. Susquehanna Bank, a federal savings bank, is subject to regulation and periodic examination by the Office of Thrift Supervision (the "OTS"). Susquehanna South is also subject to supervision and regulation by the OTS as a savings and loan holding company. Because Susquehanna is a financial holding company, all of its subsidiaries are subject to examination by the Board even if not otherwise regulated by the Board.

         Consistent with the requirements of the BHC Act, Susquehanna's only lines of business in 2000 consisted of providing to its customers commercial banking, thrift and other banking-related services and products. These included commercial banking through its eight subsidiary banks, thrift activities through its federal savings bank subsidiary, credit life insurance through another subsidiary, leasing operations through two subsidiaries and investment advisory services through an additional subsidiary. Of these activities, commercial banking and savings activities accounted for 92% of Susquehanna's gross revenues in 1999 and 87% of Susquehanna's gross revenues in 2000.

         Regulations governing Susquehanna and its subsidiary depository institutions restrict extensions of credit by such institutions to Susquehanna and, with some exceptions, the other Susquehanna affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Susquehanna and such affiliates. These regulations also restrict investments by Susquehanna's depository institution subsidiaries in the stock or other securities of Susquehanna and the covered affiliates as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Susquehanna.

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

         Financial Modernization Legislation. In late 1999, Congress enacted the
         -----------------------------------
Gramm-Leach-Bliley Act (the "GLB Act") to modernize the legal structure of the U.S. financial services industry. The GLB Act permits a bank holding company, all of whose depository institution subsidiaries meet certain tests (discussed below), to elect to become a "financial holding company" (an "FHC"). Since Susquehanna's depository institutions met (and continue to meet) these tests, Susquehanna elected to become an FHC in 2000.

         As an FHC, Susquehanna is permitted to engage, directly or through subsidiaries, in a wide variety of activities not previously allowed to it which are financial in nature or are incidental or complimentary to a financial activity. Susquehanna may still engage in all of the activities previously allowed to it, whether or not presently conducted. The new activities additionally permitted to Susquehanna as an FHC (if it so determines to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Board approval and with only notice to the Board after the fact.

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

         As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve its full flexibility as an FHC. On the other hand, as an FHC, Susquehanna, unlike traditional bank holding companies, is permitted to embark on several new types of activities and several additional types of acquisitions without Board approval and with only notice afterward. To qualify as an FHC, Susquehanna had to certify that all of its commercial and savings bank subsidiaries were well-capitalized and well-managed and were rated "satisfactory" or better in their most recent Community Reinvestment Act ("CRA") examinations.

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

         Capital Adequacy. Under the risk-based capital requirements applicable
         ----------------
to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% to be "well-capitalized"). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, after deducting goodwill and certain other intangibles ("tier 1 capital"). The remainder of total capital ("tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance. At December 31, 2000, Susquehanna's tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 11.2% and 13.3%, respectively.

         The Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage amounts") equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Board's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board will continue to consider a "tangible tier 1 leverage ratio" (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Board has not advised Susquehanna of any specific minimum leverage ratio applicable to it. At December 31, 2000, Susquehanna's leverage ratio was 8.8%.

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

         Cross Guarantees. Susquehanna's subsidiary commercial and federal
         ----------------
savings bank subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Susquehanna as the common parent. While the FDIC's cross-guaranty claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

         Source of Strength Doctrine. Under Board policy, a bank holding company
         ---------------------------
is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. Consistent with this policy, the Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

         Interstate Banking and Branching. Under the Pennsylvania Banking Code
         --------------------------------
of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, abroad.

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

         Regulation of Nonbank Subsidiaries. Susquehanna has four direct
         ----------------------------------
non-bank subsidiaries, all wholly-owned: Susque-Bancshares Life Insurance Company, a reinsurance company, Susque-Bancshares Leasing Co., Inc., a leasing company, Hann Financial Service Corporation, a consumer automobile financing and leasing company, and Valley Forge Asset Management Corp., an investment advisory firm. Susque-Bancshares Life Insurance Company is organized under Arizona law to operate as a credit life, health and accident reinsurer to the extent permitted by Pennsylvania law. It is regulated by the Arizona Department of Insurance and is subject to periodic review by that Department. Susque-Bancshares Leasing Co., Inc. is organized under the laws of the Commonwealth of Pennsylvania and owns a single leasing company subsidiary with commercial finance powers.

Hann Financial Service Corporation is organized under New Jersey law and is also authorized to do business in Pennsylvania, New York and Connecticut. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the "SEC") as an investment advisor under the Investment Advisers Act of 1940, and is licensed under the state securities laws of 17 states. Valley Forge Asset Management Corp. is also a registered broker-dealer, is a member of the National Association of Securities Dealers (the "NASD") and is registered in Canada as an International Advisor.

         Privacy. The new GLB Act has provisions intended to increase the level
         -------
of privacy protection afforded to customers of financial institutions, including the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act's elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions will require institutions to have in place administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act will also require institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution's privacy policies. Although these provisions of the GLB Act will result in important operational modifications within all affected financial institutions, Susquehanna included, they are not expected to have a material effect on the operating results of Susquehanna and its subsidiaries.

         Environmental Impact Statement. Compliance by Susquehanna and its
         ------------------------------
subsidiaries with federal, state and local environmental protection laws during 2000 had no material effect upon capital expenditures or earnings or upon the competitive position of Susquehanna and its subsidiaries and is also not expected to materially affect such expenditures, earnings or competition during 2001.

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

         The GLB Act has liberalized many of the regulatory restrictions previously imposed on Susquehanna and its subsidiaries. Further legislative proposals are pending or may be introduced which could further effect the financial services industry. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such a proposal would have on the competitive positions of Susquehanna in its market place.

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

         Business Trends

         Current business trends include a decreasing interest rate environment, a relatively strong and diverse local economy and declining consumer confidence.

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

         Executive Officers

         The executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name                                     Age         Title
----                                     --          -----
Robert S. Bolinger (1)                   64          Chairman of the Board and Chief Executive Officer
William J. Reuter(2)                     51          President
Gregory A. Duncan(3)                     45          Executive Vice President
Drew K. Hostetter(4)                     46          Senior Vice President, Treasurer and Chief Financial Officer
William T. Belden(5)                     51          Vice President
Charles L. Luppert(6)                    59          Vice President
Peter C. Zimmerman(7)                    54          Vice President

(1) Robert S. Bolinger is also a principal executive officer of Farmers First Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years. Mr. Bolinger has also served as a principal executive officer of Susquehanna South since its inception in 1994, and was a principal executive officer of Susquehanna East from its inception in 1997 to 1999.

(2) William J. Reuter was appointed Senior Vice President of Susquehanna on January 21, 1998 and promoted to President of Susquehanna on January 19, 2000. He was appointed as Chairman of the Board of Farmers & Merchants Bank and Trust on March 21, 2000. He was also the principal executive officer of Farmers & Merchants Bank and Trust until March 21, 2000, and had been employed by that subsidiary bank in a substantially equivalent position for more than the past five years. In 1996 Mr. Reuter was named an executive officer of Susquehanna South, and from 1997 until April 19, 2000, its wholly-owned subsidiary, Susquehanna Bank. Mr. Reuter was appointed Chairman of the Board of Susquehanna Bank on April 19, 2000.

(3) Gregory A. Duncan was also the principal executive officer of Citizens National Bank of Southern Pennsylvania until September 1, 1999, and had been employed by that subsidiary bank in a substantially equivalent position since 1992. He was appointed Senior Vice President - Administration, of Susquehanna on January 21, 1998 and promoted to his current position on January 19, 2000. He was also appointed President of SBLIC on June 14, 1999 and Secretary of SBLC on July 15, 1998.

(4) Drew K. Hostetter was appointed Assistant Treasurer of Susquehanna in 1995, was promoted to Treasurer in 1996 and promoted to Vice President, Treasurer and Chief Financial Officer in 1998. He was promoted to his current position on January 19, 2000. Mr. Hostetter was also appointed Treasurer and Assistant Secretary of Susquebanc Lease Co. on September 17, 1998 and Assistant Treasurer of Susquehanna East on April 18, 1997. Prior to joining Susquehanna, Mr. Hostetter served as Senior Vice President and Corporate Controller of MNC Financial, Baltimore, Maryland, from 1992 to 1994.

(5) William T. Belden is also a principal executive officer of Farmers First Bank, having been appointed as President and Chief Operating Officer in 1995 and promoted to President and Chief Executive Officer on March 22, 1999.

(6) Charles W. Luppert is also the principal executive officer of Williamsport National Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years.

(7) Mr. Zimmerman was appointed President and Chief Executive Officer of Susquehanna Trust & Investment Company, a Susquehanna subsidiary, in May of 1999. He was also an Executive Vice President of Susquehanna East, a Susquehanna subsidiary, from April 1, 1998 to April 26, 2000 and the Vice Chairman of Equity Bank, National Association, a Susquehanna subsidiary, from April 22, 1998 to November 15, 2000. Prior to joining Susquehanna, Mr. Zimmerman was the President and Chief Operating Officer of Financial Trust Corp. from 1995 to 1997 and the President and Chief Executive Officer of Financial Trust Company in 1997.

         There are no family relationships among the executive officers of Susquehanna nor are there any arrangements or understandings between any of them and any other person pursuant to which any of them was selected an officer of Susquehanna.

Item 2.           Properties
-------           ----------

         Susquehanna reimburses its subsidiaries for space and services utilized. It also leases office space located at Topflight Airpark, Showalter Road, Hagerstown, Maryland for its loan servicing center, and office space located at 701 South Broad Street, Lititz, Pennsylvania, for its Audit, Human Resources, Loan Review, Marketing and Sales Support departments.

         Susquehanna's subsidiary depository institutions operate 122 full-service branches, 18 limited-service branches and 34 free-standing automated teller machines. The depository institutions own 78 of the branches and lease the remaining 62. Ten additional locations are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

         As of December 31, 2000, the offices (including executive offices) of Susquehanna's depository institution subsidiaries, were as follows:

                                                                 Executive Office    Location of Offices
Subsidiary                      Location of Executive Office     Owned/Leased        (including executive office)
----------                      ----------------------------     ------------        ----------------------------

Farmers First Bank              9 East Main Street               Owned               34 full-service and 10
                                Lititz, Pennsylvania                                 limited-service banking offices
                                                                                     in Lancaster and York Counties,
                                                                                     Pennsylvania

Citizens National Bank of       35 North Carlisle Street         Owned               7 full-service banking offices
Southern Pennsylvania           Greencastle, Pennsylvania                            in Franklin County, Pennsylvania

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

Farmers & Merchants Bank and    59 West Washington Street        Owned               22 full-service and 5 limited
Trust                           Hagerstown, Maryland                                 service banking offices in
                                                                                     Washington, Allegany and
                                                                                     Garrett Counties, Maryland

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

First American National Bank    140 East Main Street             Owned               6 full-service banking offices
of Pennsylvania                 Everett, Pennsylvania                                in Bedford and Blair Counties,
                                                                                     Pennsylvania

Equity Bank, National           8000 Sagemore Drive              Leased              12 full-service and 1
Association                     Suite 8101                                           limited-service banking offices
                                Marlton, New Jersey                                  in Camden, Gloucester and
                                                                                     Burlington Counties, New Jersey

Founders' Bank                  101 Bryn Mawr Avenue             Leased              3 full-service banking offices
                                Bryn Mawr, Pennsylvania                              in Montgomery, Chester and
                                                                                     Delaware Counties, Pennsylvania

         The executive offices of Susquehanna Trust & Investment Company are located at 24 North Cedar Street, Lititz, Pennsylvania. The trust company leases this facility, as well as the facilities for each of its 5 branch offices.

         The executive offices of Hann Financial Service Corporation are located at One Centre Drive, Jamesburg, New Jersey. It leases both this facility and a second facility located at 1051 North Black Horse Pike, Williamstown, New Jersey.

         The executive offices of Valley Forge Asset Management Corp. are located at 120 South Warner Road, King of Prussia, Pennsylvania. Valley Forge Asset Management Corp. leases this facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.    Market for Susquehanna Capital Stock and Related Shareholder Matters.
------     --------------------------------------------------------------------

         Susquehanna common stock is listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 1999 and 2000, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                                       Price Range Per Share*
--------------------------------------------------------------------------------
                                         Cash
                                         ----
                                       Dividends
                                       ---------
        Year           Period            Paid           Low             High
        ----           ------            ----           ---             ----

        1999     1st Quarter              $.15         $16.50          $21.25
                       Common
                 2nd Quarter               .15          17.00           19.38
                       Common
                 3rd Quarter               .15          15.75           18.50
                       Common
                 4th Quarter               .17          14.88           18.25
                       Common

        2000     1st Quarter              $.17         $11.25          $15.88
                       Common
                 2nd Quarter               .17          12.38           15.00
                        Common
                 3rd Quarter               .17          12.00           15.44
                       Common
                 4th Quarter               .19          12.88           17.98
                       Common
--------------------------------------------------------------------------------

         As of February 28, 2001, there were 6,476 record holders of Susquehanna common stock.

         Dividends paid by Susquehanna are provided from dividends paid to it by its subsidiaries. Susquehanna's ability to pay dividends is largely dependent upon the receipt of dividends from its bank and savings bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Farmers First Bank, the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust, the National Bank Act in the case of First National Trust Bank, Williamsport National Bank, Citizens National Bank of Southern Pennsylvania, Equity Bank, National Association and First American National Bank of Pennsylvania, the Federal Reserve Act in the case of Founders' Bank, and the Home Owners Loan Act in the case of Susquehanna Bank and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to Susquehanna. In addition to the specific restrictions, summarized below, the banking, thrift and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

         The Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

         For national banks and state-chartered banks which are members of the Federal Reserve System (like Founders' Bank), the approval of the applicable federal regulatory agency is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year exceeds the current year's retained net income combined with the retained net income for the two preceding years.

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

         Within the regulatory restrictions described above, each of the commercial and federal savings bank subsidiaries of Susquehanna presently has the ability to pay dividends and at December 31, 2000, $45.1 million in the aggregate was available for dividend distributions during calendar 2001 to Susquehanna from its commercial and savings bank subsidiaries without regulatory approval. Susquehanna presently expects that cash dividends will continue to be paid by its subsidiaries in the future at levels comparable with those of prior years.

Item 6.    Selected Financial Data.
------     -----------------------

           See Page 16.

Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                          2000          1999           1998          1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                           $  353,416   $   335,086     $  335,614    $  305,789       $   285,522
Interest expense                                             188,464       173,526        176,265       149,907           136,767
Net interest income                                          164,952       161,560        159,349       155,882           148,755
Provision for loan and lease losses                            3,726        11,203          5,780         4,806             5,285
Other income                                                  74,010        53,459         39,106        31,126            29,031
Other expenses                                               155,581       141,788        124,014       116,485           120,229
Income before taxes                                           79,655        62,028         68,661        65,717            52,272
Net income                                                    54,962        43,523         46,804        44,770            35,475
Cash dividends declared on common stock                       27,092        22,918         20,132        18,371            16,226
Dividend payout ratio                                          49.3%         52.7%          43.0%         41.0%             45.7%

Per Common Share Amounts*
------------------------------------------------------------------------------------------------------------------------------------
Net income--Basic                                         $     1.40   $      1.11     $     1.19    $     1.16       $      0.93
Net income--Diluted                                             1.40          1.10           1.18          1.15              0.92
Cash dividends declared on common stock                         0.70          0.62           0.57          0.55              0.52

Financial Ratios
------------------------------------------------------------------------------------------------------------------------------------
Return on average total assets                                 1.15%         0.94%          1.06%         1.14%             0.96%
Return on average stockholders' equity                         13.01         10.45          11.75         12.43             10.59
Net interest margin                                             3.83          3.82           3.98          4.34              4.39
Average stockholders' equity to average assets                  8.85          8.95           9.05          9.17              9.02

Tangible Operating Results
------------------------------------------------------------------------------------------------------------------------------------
Tangible net income                                       $   58,075   $    46,498     $   49,056    $   47,745       $    38,292
Tangible earnings per share                                     1.48          1.18           1.25          1.24              1.00
Return on tangible average shareholders' equity               15.08%        12.13%         13.51%        14.79%            12.81%
Return on tangible average assets                               1.23          1.01           1.12          1.23              1.04

Year-End Balances
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $4,792,856   $ 4,804,997     $4,589,287    $4,130,138       $ 3,804,450
Investment securities                                        898,604       912,048        951,744       723,745           729,234
Loans and leases, net of unearned income                   3,433,610     3,469,661      3,248,818     3,072,685         2,722,280
Deposits                                                   3,249,013     3,180,520      3,216,879     3,041,466         2,933,301
Total borrowings                                           1,030,812     1,157,025        915,676       652,926           468,478
Stockholders' equity                                         453,437       415,022        412,587       382,772           343,870

Selected Share Data*
------------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                        39,221        39,382         39,262        39,275            38,395
Average common shares outstanding--Basic                      39,262        39,320         39,228        38,656            38,349
Average common shares outstanding--Diluted                    39,365        39,497         39,548        38,911            38,427

At December 31:
   Book value per share                                   $    11.56   $     10.54     $    10.51    $     9.75       $      8.96
   Market price per common share                               16.50         15.88          20.47         25.50             15.39
   Common stockholders                                         6,543         6,720          6,662         6,238             5,694

* Amounts adjusted for the three-for-two stock splits in July 1997 and 1998.

Item 7.      Management's Discussion and Analysis of Results of Operations and
------       -----------------------------------------------------------------
             Financial Condition
             -------------------

             See Pages 18-31.

Management's Discussion and Analysis
of Results of Operations and Financial Condition

The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries (collectively, "Susquehanna"): Farmers First Bank; Farmers & Merchants Bank and Trust; First American National Bank of Pennsylvania; First National Trust Bank; Williamsport National Bank; Citizens National Bank of Southern Pennsylvania; Susquehanna Bancshares East, Inc. and its commercial bank subsidiaries Equity Bank, N.A., and Founders' Bank; Susquehanna Bancshares South, Inc. and its savings bank subsidiary Susquehanna Bank; Boston Service Company, Inc.; Susque-Bancshares Leasing Co., Inc.; Susque-Bancshares Life Insurance Company; and Valley Forge Asset Management Corp.; and Conestoga Management Company, a non-operating, passive investment subsidiary.

Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expres-sions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to various types of market risks such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which Susquehanna has significant business activities or investments;
the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations, and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructuring; technological changes; changes in consumer spending and saving habits; and the success of Susquehanna in managing the risks involved in the foregoing.

RESULTS OF OPERATIONS

Summary of 2000 Compared to 1999

Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for the years ended December 31, 2000 and 1999. These transactions are described in the following paragraphs.

  On March 3, 2000, Susquehanna completed the acquisition of Valley Forge
Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., its parent corporation, in cash transactions. The acquisition was accounted for under the purchase method of accounting for business combinations. Goodwill of $9.3 million was realized in the acquisition and will be amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there are contingent cash payments totaling $6.0 million. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill if earned. No pro forma data are disclosed because the acquisition is not material to Susquehanna.

   On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), a closely-held consumer automobile financing company that services more than $1.0 billion in lease receivables. Susquehanna issued 2,360,000 shares of common stock to the stockholders of Hann for the outstanding common shares of Hann. The acquisition was accounted for under the pooling-of-interest method of accounting for business combinations; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

   On January 24, 2000, Susquehanna announced that it recognized, in December 1999, $10.8 million of pre-tax special charges relating to the consolidation of Susquehanna's back office operations and a special bonus. The restructure charge of $7.4 million represents severance, employee and employment assistance services, consulting and asset write-offs related to a reduction in the work force. This reduction in the work force should result in an estimated net annual savings of $6.0 million of which approximately $1.0 million was realized in the year 2000, with an anticipated 100% realization in 2001 and each succeeding year. The special bonus was awarded to Susquehanna employees (excluding executive and senior management) for extraordinary efforts in 1999.

   On January 4, 1999, Susquehanna acquired First Capitol Bank ("First Capitol"), a Pennsylvania commercial bank with $111 million in assets and $93 million in deposits at the acquisition date. Susquehanna issued 1,055,247 shares of its common stock to the shareholders of First Capitol based upon an exchange ratio of 2.028 shares of Susquehanna common stock for each outstanding share of First Capitol. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of First Capitol for all periods presented. Subsequently, on May 5, 2000, Susquehanna merged First Capitol into Farmers First Bank, with Farmers First Bank being the surviving entity.

   Susquehanna's net income for the year ended December 31, 2000, increased $11.5 million, or 26% over 1999 net income of $43.5 million. Excluding the special charges noted above, Susquehanna's net income for 2000 increased 9% over annual 1999 earnings. Susquehanna's earnings performance was enhanced by significant improvements in fee income, which during the year 2000 exceeded 31% of total revenues.

   Diluted earnings per share ("EPS") increased 27% from $1.10 per share for the year ended 1999 to $1.40 per share for the year ended 2000. Excluding the special charges noted above, annual 2000 diluted EPS increased 9% over 1999. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.15% and 13.01% for the year 2000, compared with 0.94% and 10.45% for 1999. Excluding the special charges noted above, Susquehanna's ROA and ROE for 1999 would have been 1.09% and 12.13%, respectively.

  Through various acquisitions utilizing the purchase method of accounting for business combinations, Susquehanna has created an intangible asset, goodwill, of $43 million, which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets that are deducted from equity in determining Tier I capital.

   For 2000, tangible net income, earnings per share, ROA, and ROE were $58.1 million, $1.48, 1.23%. and 15.08%, respectively, compared to actual net income, basic earnings per share, ROA, and ROE of $55.0 million, $1.40, 1.15%, and 13.01%, respectively.

   Tangible net income, earnings per share, ROA, and ROE for 1999 were $46.5 million, $1.18, 1.01%, and 12.13%, respectively. Excluding the special charges, tangible net income, EPS, ROA, and ROE were $53.5 million, $ 1.36, 1.16%, and 13.96% respectively.

Net Interest Income--Taxable Equivalent Basis

The major source of operating revenues is net interest income, which rose to a level of $165.0 million in 2000, $3.4 million, or 2% above the $161.6 million attained in 1999. The net interest mar-

TABLE 1--Distribution of Assets, Liabilities, and Stockholders' Equity
         Interest Rates and Interest Differential--Tax Equivalent Basis

------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                       2000                           1999                          1998
------------------------------------------------------------------------------------------------------------------------------------

                                        Average              Rate      Average              Rate      Average                 Rate
Assets                                  Balance    Interest    %       Balance    Interest    %       Balance   Interest        %
------------------------------------------------------------------------------------------------------------------------------------

Short-term investments                $   50,715   $  2,937   5.79   $   67,021   $  3,089   4.61  $    92,971  $  6,962       7.49
Investment securities:
   Taxable                               824,902     53,238   6.45      811,255     50,394   6.21      766,342    48,578       6.34
   Tax-advantaged                         90,898      6,455   7.10      116,037      8,189   7.06      122,691     8,731       7.12
------------------------------------------------------------------------------------------------------------------------------------

Total investment securities              915,800     59,693   6.52      927,292     58,583   6.32      889,033    57,309       6.45
------------------------------------------------------------------------------------------------------------------------------------

Loans and leases (net):
   Taxable                             3,393,175    289,827   8.54    3,298,442    273,387   8.29    3,085,727   271,045       8.78
   Tax-advantaged                         55,970      4,952   8.85       49,380      4,451   9.01       54,612     5,077       9.30
------------------------------------------------------------------------------------------------------------------------------------

Total loans and leases                 3,449,145    294,779   8.55    3,347,822    277,838   8.30    3,140,339   276,122       8.79
------------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets          4,415,660   $357,409   8.09    4,342,135   $339,510   7.82    4,122,343  $340,393       8.26
====================================================================================================================================

Allowance for loan and lease losses      (41,340)                       (41,011)                       (39,264)
Other non-earning assets                 401,395                        351,187                        318,579
------------------------------------------------------------------------------------------------------------------------------------

Total assets                          $4,775,715                     $4,652,311                    $ 4,401,658
====================================================================================================================================

Liabilities & Stockholders' Equity
Deposits:
   Interest-bearing demand            $  773,552  $  22,080   2.85   $  785,175   $ 20,359   2.59  $   723,669  $ 20,651       2.85
   Savings                               420,512      7,709   1.83      444,938      8,166   1.84      449,022    10,102       2.25
   Time                                1,552,939     85,216   5.49    1,519,267     77,488   5.10    1,538,475    83,951       5.46
Short-term borrowings                    199,001     11,597   5.83      122,406      5,754   4.70       92,159     4,515       4.90
FHLB borrowings                          388,078     23,139   5.96      354,644     19,600   5.53      285,128    16,192       5.68
Long-term debt                            99,105      7,762   7.83       95,000      7,481   7.87       61,078     5,217       8.54
Vehicle financing                        416,295     30,961   7.44      451,841     34,679   7.68      417,247    35,637       8.54
------------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities     3,849,482   $188,464   4.90    3,773,271   $173,527   4.60    3,566,778  $176,265       4.94
------------------------------------------------------------------------------------------------------------------------------------

Demand deposits                          441,894                        421,055                        390,231
Other liabilities                         61,725                         41,614                         46,335
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                      4,353,101                      4,235,940                      4,003,344
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                     422,614                        416,371                        398,314
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities & stockholders'
 equity                               $4,775,715                     $4,652,311                    $ 4,401,658
====================================================================================================================================

Net interest income/yield on
average earning assets                           $  168,945   3.83                $165,983   3.82               $164,128       3.98
====================================================================================================================================


For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tam-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

gin, on a tax equivalent basis, increased from 3.82% in 1999 to 3.83% in 2000.

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

   Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 69%, 75%, and 80% for the twelve months ended December 31, 2000, 1999, and 1998, respectively.

   Table 2 illustrates that the increase in interest income in 2000 compared with 1999 was primarily attributable to interest rates.

The average growth in interest-earning assets of $74 million in 2000 over 1999 was due to a $101 million increase in loans, partially offset by a $28 million decrease in the investment portfolio. As illustrated in Table 1, the tax equivalent yield on earning assets for 2000 increased to 8.09% from 7.82% in 1999. This increase was primarily due to higher reinvestment rates on loans and investments and market forces impacting product pricing. Table 2 also illustrates that the increase in interest expense in 2000 compared with 1999 was primarily attributed to interest rates. Increases in rates paid for interest-bearing deposits, short-term borrowings, and FHLB borrowings were the primary reasons for the $14.9 million increase in interest expense. The average funding costs increased from 4.60% in 1999 to 4.90% in 2000, as increased levels of short-term borrowings and FHLB borrowings (higher cost funds) outpaced the declines in interest-bearing demand, savings, and vehicle financing balances.

   As a result of the preceding comments, Susquehanna's net interest margin, on a taxable equivalent basis, increased from 3.82% in 1999 to 3.83% in 2000.

   Variances do occur in the net interest margin as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the Market Risks section of this discussion.

Provision and Allowance for Loan and Lease Losses Susquehanna's provision for loan and lease losses is based upon

TABLE 2--Changes in Net Interest Income--Tax Equivalent Basis

---------------------------------------------------------------------------------------------------------------------------------
                                                         2000 Versus 1999                      1999 Versus 1998
                                                        Increase (Decrease)                   Increase (Decrease)
                                                         Due to Change in                       Due to Change in
---------------------------------------------------------------------------------------------------------------------------------
                                                Average      Average                  Average       Average
Dollars in thousands                             Volume         Rate         Total     Volume          Rate       Total
---------------------------------------------------------------------------------------------------------------------------------
Interest Income
Other short-term investments                   $  (846)     $    694      $  (152)   $(1,629)     $ (2,244)    $(3,873)
Investment securities:
   Taxable                                         858         1,986        2,844      2,805          (989)      1,816
   Tax-advantaged                               (1,785)           51       (1,734)      (471)          (71)       (542)
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       (927)        2,037        1,110      2,334        (1,060)      1,274
Loans (net of unearned income):
   Taxable                                       7,968         8,472       16,440     18,105       (15,763)      2,342
   Tax-advantaged                                  584           (83)         501       (475)         (151)       (626)
---------------------------------------------------------------------------------------------------------------------------------
Total loans                                      8,552         8,389       16,941     17,630       (15,914)      1,716
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  $ 6,779      $ 11,120      $17,899    $18,335      $(19,218)    $  (883)
=================================================================================================================================
Interest Expense
Deposits:
   Interest-bearing demand                     $  (305)     $  2,026      $ 1,721    $ 1,678      $ (1,970)    $  (292)
   Savings                                        (448)           (9)        (457)       (91)       (1,845)     (1,936)
   Time                                          1,747         5,981        7,728     (1,037)       (5,426)     (6,463)
Short-term borrowings                            4,225         1,618        5,843      1,429          (190)      1,239
FHLB borrowings                                  1,927         1,612        3,539      3,852          (444)      3,408
Long-termdebt                                      322           (41)         281      2,699          (435)      2,264
Vehicle financing                               (2,668)       (1,050)      (3,718)     2,820        (3,778)       (958)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               4,800        10,137       14,937     11,350       (14,088)     (2,738)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                            $ 1,979      $    983      $ 2,962    $ 6,985      $ (5,130)   $  1,855
====================================================================================================================================


Changes which are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.

   Commercial and real estate loans are rated by loan officers and, periodically, by loan review personnel. Consumer, residential real estate loans, and leases are generally reviewed in the aggregate as they are of relative small dollar size and homogeneous in nature.

   In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

   To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer, residential real estate, and lease allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional and national economies.

   The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan and lease portfolios. Table 10 presents this allocation.

   The loan portfolio represents loans and leases made primarily within Susquehanna's market area which includes principally central and southeastern Pennsylvania, Maryland, New Jersey, and to a lesser extent, southwestern Pennsylvania, Connecticut, Delaware, West Virginia, northern Virginia, and the southern tier of New York State.

   Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 2000. As illustrated in Table 3, the provision for loan and lease losses was $3.7 million for 2000 compared to $11.2 million in 1999. Net charge-offs, as seen in Table 3, were $7.9 million in 2000 compared with $6.2 million in 1999. This decline was due to Hann as most year 2000 auto lease production was sold to third parties with Hann retaining no credit or residual value risk. In the third quarter of 2000, Hann entered into an agreement with a third party to guarantee the residual values on Hann's balance sheet. As part of this agreement, Hann transferred (cash payment) $3.1 million of its allowance for loan and lease losses to the third party. As a result, the allowance for loan and lease losses at December 31, 2000, was 1.08% of period-end loans and leases, or $37.2 million, compared with 1.28%, or $44.5 million, at December 31, 1999.
Excluding Hann, the allowance for loan and lease losses as a percentage of period-end loans and leases was 1.17%. The allowance for loan and lease losses as a percentage of non-performing loans increased from 195% at December 31, 1999, to 225% at December 31, 2000.

   Should the economic climate no longer continue to improve or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and require further increases in the provision. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

   It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is transferred to non-accrual status if it is not well secured and in the process of collection, and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-performing loans in 2000 and 1999 was $0.9 million and $0.5 million, respectively. Interest income which would have been recorded on these loans under the original terms was $1.5 million and $1.9 million for 2000 and 1999, respectively. At December 31, 2000, Susquehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.

   Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and still accruing. Total non-performing assets at December 31, 2000 and 1999, were $20.6 million and $27.5 million, respectively, including $4.0 million and $4.7 million in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.60% at December 31, 2000, a decline from 0.79% at December 31, 1999.

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

   Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $13.8 million at December 31, 2000, an increase from the $10.4 million at December 31, 1999. Although the economy is stable, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

   Potential problem loans consist of loans which are performing but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 2000, such loans, not included in Table 4, amounted to $25.8 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income

Non-interest income, recorded as other income, consists of: service charges on deposit accounts; commissions; fees received for credit cards, travelers' check sales, and money orders; fees for trust services; vehicle origination and servicing fees; income generated from bank-owned life insurance and reinsurance activities; gains and losses on security transactions; net gains on sales of loans; net gains on sales of other real estate owned; and other miscellaneous income, such as safe deposit box rents and gains on the sale of branch offices. Other income as a percentage of net interest income and other income was 31%, 25%, and 20% for 2000, 1999, and 1998, respectively.

   Non-interest income increased $20.6 million, or 38%, in 2000 over 1999. Other service charges, commissions, and fees increased $13.0 million, primarily attributable to VFAM investment advisory fees ($6.6 million) and merchant credit card fees ($7.0 million). Vehicle origination and servicing fees increased $8.6 million, as Hann's servicing portfolio increased from $0.8 billion to $1.0 bil-

TABLE 3--Provision and Allowance for Loan and Lease Losses

------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                  2000         1999          1998         1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1                  $   44,465   $   39,440    $   39,316   $   38,464      $   34,028
Allowance acquired in business combination                               0            0             0        1,460           4,229
Allowance transferred to third-party guarantor                       3,057            0             0            0               0
Additions to provision for loan and lease losses charged
   to operations                                                     3,726       11,203         5,780        4,806           5,285
Loans and leases charged-off during the year:
   Commercial, financial, agricultural, and leases                   3,880        3,181         2,039        1,612           1,944
   Real estate--mortgage                                             1,634        2,050         1,657        1,355           2,124
   Consumer                                                          4,186        3,188         3,413        3,820           2,686
------------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                    9,700        8,419         7,109        6,787           6,754
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
     charged-off:
   Commercial, financial, agricultural, and leases                     275          550           428          413             601
   Real estate--mortgage                                               369          812           182           71             100
   Consumer                                                          1,109          879           843          889             975
------------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                     1,753        2,241         1,453        1,373           1,676
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                      7,947        6,178         5,656        5,414           5,078
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31                $   37,187   $   44,465    $   39,440   $   39,316      $   38,464
====================================================================================================================================
Average loans and leases outstanding                            $3,449,145   $3,347,822    $3,140,339   $2,891,979      $2,634,280
Period-end loans and leases                                      3,433,610    3,469,661     3,248,818    3,072,685       2,722,280
Net charge-offs as a percentage of average loans and leases           0.23%        0.18%         0.18%        0.19%           0.19%
Allowance as a percentage of period-end loans and leases              1.08%        1.28%         1.21%        1.28%           1.41%
====================================================================================================================================
TABLE 4--Non-Performing Assets
------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
At December 31                                                        2000         1999          1998         1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Loans contractually past due 90 days and still accruing         $   13,798   $   10,360    $   10,645   $    7,248      $    9,087
====================================================================================================================================
Non-performing assets:
   Nonaccrual loans:
     Commercial, financial, agricultural, and leases                 3,856        1,510         1,659          934           2,299
     Real estate--mortgage                                          12,568       20,989        18,409       21,995          17,665
     Consumer                                                          117          271           343          622             477
   Restructured loans                                                    0            0         1,258           93           6,429
   Other real estate owned                                           4,039        4,703         4,745        4,547           7,849
------------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                     $   20,580   $   27,473    $   26,414   $   28,191      $   34,719
====================================================================================================================================
Total non-performing assets as a percentage of period-end
   loans and leases and other real estate owned                       0.60%        0.79%         0.81%        0.92%           1.27%
====================================================================================================================================
Allowance for loan and lease losses as a percentage of
   non-performing loans                                                225%         195%          182%         166%            143%
====================================================================================================================================

lion. Also contributing to the overall year-to-year increase was income from bank-owned life insurance, $1.4 million; service charges on deposit accounts, $0.8 million; and trust activities, $0.7 million. Partially offsetting these increases were decreases in investment securities gains, $1.0 million, and gain on sale of mortgages, which declined by $1.6 million. Mortgages sold in the secondary market in 2000 declined by $88.6 million, or 44%, from 1999. In the third quarter of 2000, Susquehanna sold its credit card portfolio, and the transaction resulted in a gain of $1.8 million recorded as other operating income. However, this category shows a decline from 1999, as Susquehanna Bank, a wholly-owned subsidiary of Susquehanna, sold two branch offices in the third quarter of 1999 which resulted in a gain of $3.3 million.

Other Expenses

   Non-interest expenses are categorized into seven main groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; equipment expenses, which include depreciation, rents, and maintenance; amortization of intangible assets; vehicle expense (primarily residual value losses); restructuring charges; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

TABLE 5--Analysis of Other Expenses
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31                   2000           1999          1998
--------------------------------------------------------------------------------
Advertising, marketing, and
   public relations                   $ 4,051        $ 3,938       $ 3,864
Audits and examinations                 1,353            723           933
Communications                          3,149          2,827         2,675
Directors' fees                         1,255          1,212         1,337
Legal and professional                  5,702          4,880         5,927
Life Insurance Company
   related expenses                     1,178            924           679
Other real estate                       1,071          1,089         1,083
Outside services                        4,711          3,735         3,336
PA shares/capital stock tax             2,284          2,407         2,295
Postage and delivery                    3,631          3,438         3,097
Stationery and supplies                 3,204          3,359         3,126
FDIC insurance                            642            769           729
Credit card related expenses            9,514          3,122           984
All other                              18,818         14,720        11,960
--------------------------------------------------------------------------------
Total                                 $60,563        $47,143       $42,025
================================================================================

  Non-interest expense increased $13.8 million, or 10%, in 2000 over 1999. Salaries and employee benefits, excluding bonuses, increased $7.3 million, or 12%, from 1999 to 2000. The increase in salaries and benefits was primarily due to the acquisition of VFAM, normal annual salary increases, and the staffing of central sites for loans, deposits, administration, and finance regarding the back office consolidation project. Anticipated savings from the reduction in the work force associated with the back office consolidation project are anticipated to be $6.0 million in the year 2001 and each succeeding year.

  Charges for occupancy and equipment increased $0.8 million, or 5%, in 2000 from 1999, the result of the VFAM acquisition, additional branches, and the opening of the new centralized loan servicing center in Hagerstown, Md. Amortization of intangible assets declined $0.2 million in 2000 from 1999, as certain intangibles have reached the end of their amortization period. Vehicle expense in 2000 increased $4.2 million from 1999. The increase in vehicle expense is due to residual value losses on vehicles coming off lease. These losses related primarily to large class sport utility vehicles. In the third quarter of 2000, Hann entered into an agreement with a third party to guarantee the remaining residual values on Hann's balance sheet. This agreement eliminates the residual value risk for Hann with regard to those leased vehicles. During 2000, Susquehanna was able to recognize a credit of $0.9 million to the restructure charge. This credit represents a reduction in the severance accrual recorded in December 1999 as more employees than anticipated, who were eligible for severance, have left the employ of Susquehanna prior to their severance date. The current status of the $7.4 million restructure charge is as follows:

--------------------------------------------------------------------------------
                                    Incurred                Remaining
                          Original  and Paid   Accrual        Accrual
Item                       Accrual   to-Date  Reversal    at 12/31/00
--------------------------------------------------------------------------------
Employee severance
   benefits                 $3,170    $2,270      $900            $ 0
Professional fees            2,850     2,850         0              0
Employment services            660       660         0              0
Asset disposals                732       732         0              0
--------------------------------------------------------------------------------
Total                       $7,412    $6,512      $900            $ 0
================================================================================

   All other expenses increased $13.4 million (see Table 5), with increases in credit card assessments of $6.4 million; data processing expense and amortization of capitalized software costs of $1.6 million; consulting fees of $1.2 million; and audits and exams of $0.6 million.

Income Taxes

Susquehanna's effective tax rate for 2000 was 31.00% compared to 29.83% in 1999. The effective rate for 2000 was increased because of reduced levels of tax-advantaged income. As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provisions of the Tax Reform Act of 1986, effective tax rates may increase in the years ahead.

   Susquehanna recognizes deferred tax liabilities for taxable temporary differences (the difference between financial and tax bases) and deferred tax assets for deductible temporary differences. Management believes the deferred tax assets recognized at December 31, 2000, will be realized in future tax returns. While the ultimate realization of deferred tax assets is dependent on future taxable income, taxable income in prior carry-back years and future reversals of existing taxable temporary differences are sufficient to offset the future reversals of deductible temporary differences without implementing any tax strategies or assuming future taxable income.

FINANCIAL CONDITION

Investment Securities

Susquehanna follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronounce-

TABLE 6--Carrying Value of Investment Securities

----------------------------------------------------------------------------------------------------------------------------
Year ended December 31                             2000                        1999                        1998
----------------------------------------------------------------------------------------------------------------------------
                                        Available-       Held-to-   Available-        Held-to-   Available-     Held-to-
Dollars in thousands                      for-Sale       Maturity     for-Sale        Maturity     for-Sale     Maturity
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $  3,307      $      --     $ 16,683         $    --     $ 67,955      $   500
U.S. Government agencies                   359,773              0      338,990               0      215,966       55,810
State and municipal                         63,922         15,833       69,599          32,070       71,990            0
Other securities                            16,641              0       17,682               0       35,392           25
Mortgage-backed securities                 403,094            486      399,428           1,020      466,534        3,502
Equity securities                           35,548              0       36,576               0       34,070            0
----------------------------------------------------------------------------------------------------------------------------
Total investment securities               $882,285      $  16,319     $878,958         $33,090     $891,907      $59,837
============================================================================================================================

ment requires the segregation of investment securities into three categories, each having a distinct accounting treatment.

   Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was positively impacted by $12.8 million, as the "unrealized gains or losses for available-for-sale securities" changed from a negative $13.6 million at December 31, 1999, to a negative $0.8 million at December 31, 2000. Securities identified as "trading account securities" are marked-to-market with the change recorded in the income statement.

   Presently, Susquehanna does not engage in trading activity, but does engage in active portfolio management which requires the majority of its security portfolios be to identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 2000, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

Loans and Leases

  Table 8 presents the loans outstanding, by type of loan, for the past five years. Mortgage loans increased $83 million, commercial loans increased $44 million, and construction loans grew by $9 million. Consumer loans declined $45 million, partially as the result of the sale of its credit card portfolio. Susquehanna's banking subsidiaries historically have reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $94 million at year end, and an additional $188 million was lent against junior liens on residential properties. Senior liens on 1-4 family residential properties totaled $922 million, and much of the $638 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $39 million, while loans secured by multi-family residential properties totaled $53 million at December 31, 2000.

   Leases declined by $127 million in 2000, as Hann new lease production in 2000 was either sold as described in Note 5 or originated for other institutions. Under a sale-leaseback transaction, Hann sold $190 million of operating leases and retained $19 million in lease financing receivables (held as collateral in the transaction) and leases them back from the original purchaser in a "Master Lease Agreement." The Master Lease Agreement has a eight-year term with an early buy-out option on January 14, 2007.

   Management expects Hann to earn approximately $11.0 million in other income over the term of the Master Lease Agreement. The components of the other income include $27 million of net rental income, or the difference between the operating lease payments received by Hann and the payments made by Hann under the Master Lease Agreement. The net rental income will be partially offset by the amortization of transaction costs of approximately $16 million which include a $14 million deferred loss on an interest rate swap. Susquehanna entered into an interest swap in order to fix the return on the transaction while leases originated for the sale-leaseback were being held in a warehouse facility during the ten-month production period.

   Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 2001 consist of $149 million with fixed-rate pricing and $187 million with variable-rate pricing.

Deposits

   Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100 thousand or more as a principal source of funds as they represent 8% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $100 thousand or more as of December 31, 2000.

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

  Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity--the

TABLE 7--Investment Securities

--------------------------------------------------------------------------------------------------------------------------
                                            Within    After 1 Year but    After 5 Years but          After
Dollars in thousands                        1 Year      Within 5 Years      Within 10 Years       10 Years          Total
--------------------------------------------------------------------------------------------------------------------------
Available-for-Sale
U.S. Treasury
   Fair value                             $ 2,038            $  1,269                                           $  3,307
   Amortized cost                           2,049               1,200                                              3,249
   Yield                                     5.26%               7.03%                                              5.91%
U.S. Government agencies
   Fair value                             $22,465            $332,148              $ 3,532       $  1,628       $359,773
   Amortized cost                          22,493             332,595                3,545          1,643        360,276
   Yield                                     6.09%               6.37%                8.52%          8.57%          6.38%
Corporate debt securities
   Fair value                             $   100            $ 15,537              $     4        $  1,000      $ 16,641
   Amortized cost                             100              15,410                    5             984        16,499
   Yield                                     9.40%               6.78%                2.63%                         6.39%
Mortgage-backed securities
   Fair value                             $ 3,543            $  2,591              $28,182        $368,778      $403,094
   Amortized cost                           3,480               2,598               27,983         371,617       405,678
   Yield                                     7.54%               6.52%                6.71%           6.57%         6.59%
State and municipal securities
   Fair value                             $ 5,550            $ 47,386              $ 6,424        $  4,562      $ 63,922
   Amortized cost                           5,537              47,361                6,351           4,425        63,674
   Yield                                     7.08%               6.51%                7.75%           8.36%         6.81%
Equity securities
   Fair value                                                                                                   $ 35,548
   Amortized cost                                                                                                 34,074
   Yield                                                                                                            7.36%
Held-to-Maturity
Mortgage-backed securities
   Fair value                             $   482                                                               $    482
   Amortized cost                             486                                                                    486
   Yield                                     6.49%                                                                  6.49%
State and municipal securities
   Fair value                             $ 2,837            $  7,827              $ 2,496        $  3,016      $ 16,176
   Amortized cost                           2,832               7,721                2,341           2,939        15,833
   Yield                                     7.09%               7.48%               10.65%           4.61%         7.35%
Total Securities
   Fair value                             $37,015            $406,758              $40,638        $378,984      $898,943
   Amortized cost                          36,977             406,885               40,225         381,608       899,769
   Yield                                     6.42%               6.43%                7.26%           6.57%         6.56%
==========================================================================================================================

ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue con- centration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2000, Susquehanna's subsidiary banks and savings bank have unused lines of credit available to them from the Federal Home Loan Bank for more than $566 million.

  However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $37 million at December 31, 2000. These maturing investments represent 4% of total investment securities. Cash and due from banks amounted to $129 million and unrestricted short-term investments amounted to $26 million, which represent additional sources of liquidity.

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

   Susquehanna employs a variety of methods to monitor interest rate risk. By dividing assets and liabilities into three groups--fixed rate, floating rate, and those which reprice only at management's

TABLE 8--Loan and Lease Portfolio

------------------------------------------------------------------------------------------------------------------------
At December 31                                                2000                               1999
------------------------------------------------------------------------------------------------------------------------
                                                                   Percentage                           Percentage
                                                                  of Loans to                          of Loans to
Dollars in thousands                                    Amount    Total Loans            Amount        Total Loans
------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural             $  371,320           10.8%       $  327,670                9.4%
Real estate--construction                              264,182            7.7           255,054                7.4
Real estate--mortgage                                1,933,772           56.3         1,850,375               53.3
Consumer                                               350,707           10.2           395,566               11.4
Leases                                                 513,629           15.0           640,996               18.5
------------------------------------------------------------------------------------------------------------------------
Total                                               $3,433,610          100.0%       $3,469,661              100.0%
========================================================================================================================


TABLE 9--Loan Maturity and Interest Sensitivity

----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
----------------------------------------------------------------------------------------------------------------------------------
At December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Under One     One to Five       Over Five
Maturity                                                                       Year           Years           Years          Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                    $169,043        $129,929        $ 72,348       $371,320
Real estate--construction                                                   130,159         100,892          33,131        264,182
----------------------------------------------------------------------------------------------------------------------------------
                                                                           $299,202        $230,821        $105,479       $635,502
==================================================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
   Variable rate                                                                                                          $186,918
   Fixed rate                                                                                                              149,382
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          $336,300
==================================================================================================================================


TABLE 10--Allocation of Allowance for Loan and Lease Losses

---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------------
At December 31                                                         2000        1999        1998       1997        1996
---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                             $ 7,518     $ 5,773     $ 5,212    $ 5,184     $ 4,700
Real estate--construction                                             7,632       6,018       5,937      5,994       5,810
Real estate--mortgage                                                 8,064       8,000       8,014      7,698       7,632
Consumer                                                              6,187       6,981       5,500      5,225       5,020
Leases                                                                2,276       9,113       4,657      3,960       3,857
Unused commitments                                                    2,211       2,937       2,366      2,558       1,656
Unallocated                                                           3,299       5,643       7,754      8,697       9,789
--------------------------------------------------------------------------------------------------------------------------------
Total                                                               $37,187     $44,465     $39,440    $39,316     $38,464
================================================================================================================================

discretion--strategies are developed and designed to minimize exposure to interest rate fluctuations. Management also utilizes gap analysis to evaluate rate sensitivity at a given point in time.

   Table 14 illustrates Susquehanna's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 2000 and 1999. These estimates include anticipated paydowns on commercial and residential loans, mortgage-backed securities and certain assumptions regarding core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. However, imbedded options, such as a call feature on a bond or a prepayment option on a loan, may impact the magnitude and direction of interest rate sensitivity.

   In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes an in-house simulation model which measures Susquehanna's exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates at one-percent intervals. The income effect and economic value of defined categories of financial instruments is calculated by the model using estimated cash flows based on imbedded options, prepayments, early withdrawals, and weighted average contractual rates and terms. For economic value calculations, the model also considers discount rates for similar financial instruments. The economic value of longer term fixed rate financial instruments are generally more sensitive to changes in interest rates. Adjustable-rate and variable-rate financial instruments largely reflect only a

--------------------------------------------------------------------------------
          1998                         1997                      1996
--------------------------------------------------------------------------------
             Percentage                   Percentage                Percentage
             of Loans to                  of Loans to               of Loans to
   Amount    Total Loans       Amount     Total Loans      Amount   Total Loans
--------------------------------------------------------------------------------
$  301,385       9.3%      $   327,598       10.7%     $   272,442      10.0%
   256,451       7.9           231,120        7.5          230,212       8.5
 1,821,485      56.0         1,761,763       57.4        1,629,559      59.8
   346,180      10.7           329,876       10.7          296,613      10.9
   523,317      16.1           422,328       13.7          293,454      10.8
--------------------------------------------------------------------------------
$3,248,818     100.0%      $ 3,072,685      100.0%     $ 2,722,280     100.0%
================================================================================

TABLE 11--Loan Concentrations

Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, Maryland, New Jersey, and New York. At December 31, 2000, Susquehanna's portfolio included the following concentrations:
--------------------------------------------------------------------------------

                                                                                      Total    As a % of    % Nonperforming
Dollars in thousands                         Permanent    Construction   All Other    Amount  Total Loans  in each category
---------------------------------------------------------------------------------------------------------------------------
Housing developments                         $ 53,063        $186,787     $20,305    $260,155      7.6             0.1
Office buildings and warehouses               142,155          11,366      11,404     164,925      4.8             0.0
Retailing                                      83,726           1,412      35,719     120,857      3.5             0.6
Manufacturing                                  25,779               0      44,965      70,744      2.1             1.9
Hotels/motels                                  43,162           1,500       9,683      54,345      1.6             0.0
Agriculture                                    39,775           1,728      22,398      63,901      1.9             0.9
===========================================================================================================================

change in economic value representing the difference between the contractual and discounted rates until the next contractual interest rate repricing date, unless subject to rate caps and floors.

   A substantial portion of Susquehanna's loans is collateralized commercial and residential mortgage loans containing significant imbedded options which permit the borrower to repay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's susceptibility for prepayment is dependent upon a number of factors, including, the current interest rate versus the interest rate of the instrument, the financial ability of the borrower to refinance, the economic benefit and availability of refinancing at attractive terms. Also, refinancing may depend upon economic and other factors in specific geographic areas that affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease depending on the current relative levels and expectations of future short and long-term interest rates. Since a significant portion of Susquehanna's loan portfolio has adjustable or variable rates, prepayments on such instruments generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates and fixed-rate loans are economically more desirable.

TABLE 12--Average Deposit Balances
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Year ended December 31               2000          1999          1998
--------------------------------------------------------------------------------
Demand deposits                $  441,894    $  421,055    $  390,231
Interest-bearing
   demand deposits                773,552       785,175       723,669
Savings deposits                  420,512       444,938       449,022
Time deposits                   1,552,939     1,519,267     1,538,475
--------------------------------------------------------------------------------
Total                          $3,188,897    $3,170,435    $3,101,397
================================================================================

   Investment securities, other than those with early call provisions and mortgage-backed securities, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

   Susquehanna's loans are primarily indexed to national interest indices. When such loans are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the different indices resulting in disproportionate changes in the value of, and the net earnings generated from, such financial instruments. Each index is unique and is influenced by different external factors, thus, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

TABLE 13--Deposit Maturity
--------------------------------------------------------------------------------
Maturity of time deposits of $100 or more at
December 31, 2000
--------------------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------------------
Three months or less                                     $  80,757
Over three months through six months                        54,974
Over six months through twelve months                       52,603
Over twelve months                                          27,341
--------------------------------------------------------------------------------
Total                                                    $ 215,675
================================================================================

TABLE 14--Balance Sheet Gap Analysis

------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                            1-3            3-12             1-3         Over 3
At December 31, 2000                                         months          months           years          years            Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                  $    59,035      $       --      $       --      $      --   $       59,035
Investments                                                  88,763         109,253         311,141        389,447          898,604
Loans and leases, net of unearned income                  1,123,486         702,439       1,010,264        597,421        3,433,610
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 1,271,284      $  811,692      $1,321,405      $ 986,868   $    4,391,249
====================================================================================================================================
Liabilities
Interest-bearing demand                                 $   105,639      $  283,614      $  139,208      $ 289,405   $      817,866
Savings                                                      47,068         137,135          85,505        144,170          413,878
Time                                                        257,419         588,876         403,902         53,100        1,303,297
Time in denominations of $100 or more                        80,757         107,577          50,256         13,085          251,675
Total borrowings                                            447,448         110,710         312,875        159,779        1,030,812
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $   938,331      $1,227,912      $  991,746      $ 659,539   $    3,817,528
====================================================================================================================================
Interest Sensitivity Gap:
   Periodic                                             $   332,953      $(416,220)      $  329,659      $ 327,329
   Cumulative                                                              (83,267)         246,392        573,721
Cumulative gap as a percentage of earning assets                  8%            -2%               6%            13%
------------------------------------------------------------------------------------------------------------------------------------
                                                                1-3            3-12             1-3         Over 3
At December 31, 1999                                         months          months           years          years            Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                  $    36,653      $       --      $       --      $      --   $       36,653
Investments                                                  41,067          96,746         273,186        501,049          912,048
Loans and leases, net of unearned income                  1,851,726         556,222         712,731        348,982        3,469,661
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 1,929,446      $  652,968      $  985,917      $ 850,031   $    4,418,362
====================================================================================================================================
Liabilities
Interest-bearing demand                                 $   453,710      $  178,411      $   82,455      $  78,584   $      793,160
Savings                                                     315,759          42,101          31,871         31,281          421,012
Time                                                        444,829         480,556         214,629        206,254        1,346,268
Time in denominations of $100 or more                        72,317          83,847          17,268         16,594          190,026
Total borrowings                                            339,910         108,664         477,787        230,664        1,157,025
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 1,626,525      $  893,579      $  824,010      $ 563,377   $    3,907,491
====================================================================================================================================
Interest Sensitivity Gap:
   Periodic                                             $   302,921      $(240,611)      $  161,907      $ 286,654
   Cumulative                                                                62,310         224,217        510,871
Cumulative gap as a percentage of earning assets                 7%              1%              5%            12%
====================================================================================================================================

  Tables 15 and 16 reflect the estimated income effect and economic value of assets, liabilities and equity calculated using certain assumptions determined by Susquehanna as of December 31, 2000, and 1999, at current interest rates and at hypothetical higher and lower interest rates in one and two percent increments. As noted in Table 15, the economic value of equity at risk as of December 31, 2000 is four percent at an interest rate change of minus two percent, while Table 16 discloses that net interest income at risk as of December 31, 2000 is six percent at an interest rate change of minus two percent.

Capital Adequacy

Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance sheet items are segmented into one of four broad risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weighted categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier I capital as a percentage of average assets less excludable intangibles).

   Capital elements are segmented into two tiers. Tier I capital represents shareholders' equity reduced by excludable intangibles, while total capital represents Tier I capital plus certain allowable long-term debt, the portion of the allowance for loan losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities.

   The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of Susquehanna's philosophy. Table 17 illustrates these capital ratios for each bank and savings bank subsidiary and Susquehanna

TABLE 15--Balance Sheet Shock Analysis

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Base
Dollars in thousands                                                            Present
At December 31, 2000                                   -2%            -1%         Value             1%                2%
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                         $  129,101     $  129,101    $  129,101     $  129,101        $  129,101
Short-term investments                              59,042         59,039        59,035         59,032            59,029
Investment securities:
   Held-to-maturity                                 17,132         16,786        16,658         16,239            15,851
   Available-for-sale                              896,185        882,902       882,285        860,489           837,309
Loans and leases, net of unearned income         3,519,374      3,471,013     3,423,848      3,377,646         3,331,302
Other assets                                       309,693        309,693       309,693        309,693           309,693
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $4,930,527     $4,868,534    $4,820,620     $4,752,200        $4,682,285
====================================================================================================================================
Liabilities
Deposits:
   Non-interest bearing                         $  469,153     $  455,854    $  442,943     $  430,032        $  417,507
   Interest-bearing                              2,889,481      2,854,384     2,820,494      2,786,565         2,753,565
Total borrowings                                 1,058,580      1,040,424     1,022,746      1,005,507           988,673
Other liabilities                                   59,594         59,594        59,594         59,594            59,594
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                4,476,808      4,410,256     4,345,777      4,281,698         4,219,339
Total economic equity                              453,719        458,278       474,843        470,502           462,946
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                    $4,930,527     $4,868,534    $4,820,620     $4,752,200        $4,682,285
====================================================================================================================================
Economic equity ratio                                    9%             9%           10%            10%               10%
Value at risk                                      (21,124)       (16,565)          --          (4,341)          (11,897)
% Value at risk                                         -4%            -3%          --              -1%               -3%
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Base
                                                                                Present
At December 31, 1999                                    -2%            -1%        Value              1%                2%
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                         $  146,576     $  146,576    $  146,576     $  146,576        $  146,576
Short-term investments                              36,657         36,653        36,653         36,653            36,649
Investment securities:
   Held-to-maturity                                 36,598         34,984        33,461         32,027            30,674
   Available-for-sale                              932,544        906,389       878,958        852,306           824,614
Loans and leases, net of unearned income         3,443,442      3,419,563     3,398,109      3,381,101         3,377,192
Other assets                                       284,524        284,524       284,524        284,524           284,524
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $4,880,341     $4,828,689    $4,778,281     $4,733,172        $4,700,229
====================================================================================================================================
Liabilities
Deposits:
   Non-interest bearing                         $  415,513     $  411,840    $  408,410     $  405,114        $  403,865
   Interest-bearing                              2,787,660      2,761,592     2,736,328      2,712,028         2,693,073
Total borrowings                                 1,198,663      1,175,997     1,154,890      1,135,214         1,116,844
Other liabilities                                   52,430         52,430        52,430         52,430            52,430
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                4,454,266      4,401,859     4,352,058      4,304,786         4,266,212
Total economic equity                              426,075        426,830       426,223        428,401           434,017
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                    $4,880,341     $4,828,689    $4,778,281     $4,733,187        $4,700,229
====================================================================================================================================
Economic equity ratio                                    9%             9%            9%             9%                9%
Value at risk                                         (148)           607            --          2,178             7,794
% Value at risk                                          0%             0%           --              1%                2%
====================================================================================================================================

on a consolidated basis. Susquehanna and each of its banking and savings bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered "well capitalized" under regulatory guidelines.

Recent Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") 138, "Accounting for Derivative Instruments and Hedging Activities--Amendment of

TABLE 16--Net Interest Income Shock Analysis

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Base
Dollars in thousands                                                                   Present
At December 31, 2000                                     -2%                 -1%         Value                 1%               2%
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
Short-term investments                             $   3,287         $     4,111      $  4,934        $     5,757        $   6,518
Investments                                           44,494              47,978        55,608             56,700           57,850
Loans and leases                                     268,590             280,778       292,895            307,709          323,988
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                316,371             332,867       353,437            370,166          388,356
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest-bearing demand and savings                   27,372              29,243        33,407             36,502           39,665
Time                                                  73,063              79,009        84,958             90,906           96,855
Total borrowings                                      56,901              61,423        65,945             70,467           74,989
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                               157,336             169,675       184,310            197,875          211,509
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                $ 159,035         $   163,192    $  169,127       $    172,291        $ 176,847
====================================================================================================================================
Net interest income at risk                        $(10,092)         $    (5,935)           --       $      3,164        $   7,720
% Net interest income at risk                           -6%                  -4%            --                 2%               5%
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Base
Dollars in thousands                                                                   Present
At December 31, 1999                                    -2%                  -1%         Value                 1%               2%
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
Short-term investments                             $   1,482         $     1,890      $  2,297        $     2,704        $   3,112
Investments                                           56,098              57,054        57,786             58,482           59,045
Loans and leases                                     235,405             265,753       296,544            325,292          355,929
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                292,985             324,697       356,627            386,478          418,086
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest-bearing demand and savings                   16,470              27,269        37,910             48,398           58,735
Time                                                  64,589              69,607        74,599             79,584           85,059
Total borrowings                                      63,383              74,011        84,719             95,502          106,372
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                               144,442             170,887       197,228            223,484          250,166
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                $ 148,543         $   153,810      $159,399         $  162,994        $ 167,920
====================================================================================================================================
Net interest income at risk                        $(10,856)         $    (5,589)           --         $    3,595        $   8,521
% Net interest income at risk                           -7%                  -4%            --                 2%               5%

TABLE 17--Capital Adequacy

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Tier I Capital        Total Capital             Leverage
                                                                   Ratio (A)             Ratio (B)               Ratio (C)
------------------------------------------------------------------------------------------------------------------------------------
Required Ratio                                                      4.00%                   8.00%                   4.00%
Citizens National Bank of Southern Pennsylvania                    12.51                   13.38                    8.54
Equity Bank, N.A.                                                   9.23                   10.44                    7.19
Farmers First Bank                                                 13.12                   14.37                   10.28
Farmers & Merchants Bank and Trust                                 10.33                   10.94                    7.17
First American National Bank of Pennsylvania                       16.31                   17.23                   11.22
First National Trust Bank                                          13.07                   14.32                    8.96
Founders' Bank                                                      8.84                   10.08                    7.08
Susquehanna Bank                                                    9.86                   13.47                    6.95
Williamsport National Bank                                         17.40                   18.65                   12.58
Total Susquehanna                                                  11.18%                  13.28%                   8.82%
====================================================================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.

SFAS No. 133," in June of 2000. SFAS established a new model for accounting for derivatives and hedging activities and superseded and amended a number of existing standards. Susquehanna has implemented SFAS 133 and 138 as of January 1, 2001, with no material impact on Susquehanna's financial condition or results of operations.

Summary of 1999 Compared to 1998

   Susquehanna's net income for the year ended December 31, 1999, declined to $43.5 million, or 7%, below 1998 net income of $46.8 million. Excluding the special charges noted earlier, Susquehanna's net income for 1999 would have increased 8% over annual 1998. Susquehanna's earnings performance was affected by significant growth in non-interest income resulting primarily from increases in vehicle origination and servicing fees, income from bank-owned life insurance, and a one-time $3.3 million pre-tax gain on the sale of two branch offices. Non-interest income increased $14.3 million, or 37%, in 1999 over 1998.

   Diluted earnings per common share were $1.10 in 1999 compared to $1.18 in 1998. ROA and ROE decreased from 1.06% and 11.75%, respectively, in 1998 to 0.94% and 10.45%, respectively, in 1999. Excluding the special charges noted above, annual 1999 diluted EPS, ROA, and ROE were $1.28, 1.09%, and 12.13%, respectively.

   During 1995 and 1996, Susquehanna acquired two Maryland savings banks under the purchase method of accounting for business combinations. These purchase transactions created an intangible asset, goodwill, of $34 million, which significantly affects Susquehanna's earnings and financial ratios. Goodwill amortization is a non-cash charge to earnings. For 1999, tangible net income, earnings per share, ROA, and ROE were $46.5 million, $1.18, 1.01%, and 12.13%, respectively, compared to actual net income, basic earnings per share, ROA and ROE of $43.5 million, $1.11, 0.94%, and 10.45%, respectively. Excluding the special charges, tangible net income, EPS, ROA, and ROE were $ 53.5 million, $1.36, 1.16%, and 13.96%, respectively. Tangible net income, earnings per share, ROA, and ROE for 1998 were $49.1 million, $1.25, 1.12%, and 13.51%, respectively. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets which are deducted from equity in determining Tier I capital.

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

        The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                               Page Reference
                                                                               --------------

Consolidated Balance Sheets at December 31, 2000 and 1999............................. 33

Consolidated Statements of Income for the years ended
         December 31, 2000, 1999, and 1998............................................ 34

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998............................................ 35

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2000, 1999, and 1998........................ 36

Notes to Consolidated Financial Statements............................................ 37

Report of Independent Accountants..................................................... 52

Summary of Quarterly Financial Data................................................... 53

Consolidated Balance Sheets
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31                                                                             2000                      1999
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and due from banks                                                                      $  129,101                $  146,576
Short-term investments:
   Restricted                                                                                    32,731                     7,304
   Unrestricted                                                                                  26,304                    29,349
------------------------------------------------------------------------------------------------------------------------------------

Total short-term investments                                                                     59,035                    36,653
------------------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale                                                        882,285                   878,958
Investment securities held to maturity (Fair values of $16,658 and $33,461)                      16,319                    33,090
Loans and leases, net of unearned income                                                      3,433,610                 3,469,661
Less: Allowance for loan and lease losses                                                        37,187                    44,465
------------------------------------------------------------------------------------------------------------------------------------

Net loans and leases                                                                          3,396,423                 3,425,196
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment (net)                                                                     58,303                    55,429
Accrued income receivable                                                                        26,775                    23,763
Bank-owned life insurance                                                                       113,865                   108,105
Other assets                                                                                    110,750                    97,227
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                 $4,792,856                $4,804,997
====================================================================================================================================

Liabilities
Deposits:
   Noninterest-bearing                                                                       $  462,297                $  430,054
   Interest-bearing                                                                           2,786,716                 2,750,466
------------------------------------------------------------------------------------------------------------------------------------

Total deposits                                                                                3,249,013                 3,180,520
------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           205,336                   207,507
FHLB borrowings                                                                                 367,954                   372,414
Vehicle financing                                                                               357,522                   482,104
Long-term debt                                                                                  100,000                    95,000
Accrued interest, taxes, and expenses payable                                                    42,382                    34,746
Other liabilities                                                                                17,212                    17,684
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                             4,339,419                 4,389,975
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock
   Authorized: 100,000,000 ($2.00 par value)
   Issued: 39,398,190 and 39,394,094, at December 31, 2000 and 1999, respectively                78,796                    78,788
Surplus                                                                                          57,872                    57,873
Retained earnings                                                                               320,020                   292,150
Accumulated other comprehensive income, net of taxes of ($408) and ($6,961)
   at December 31, 2000 and 1999, respectively                                                     (757)                  (13,616)
Less: Treasury stock, (176,798 and 11,641 common shares at cost
   at December 31, 2000 and 1999, respectively)                                                   2,494                       173
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                      453,437                   415,022
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                   $4,792,856                $4,804,997
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands, except per share
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31                                                       2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and fees on loans and leases                                    $293,046           $276,280           $274,399
Interest on investment securities: Taxable                                 53,238             50,485             48,578
Interest on investment securities: Tax-exempt                               4,195              5,232              5,675
Interest on short-term investments                                          2,937              3,089              6,962
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                     353,416            335,086            335,614
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest on deposits:
   Interest-bearing demand                                                 22,080             20,359             20,651
   Savings                                                                  7,709              8,166             10,102
   Time                                                                    85,216             77,487             83,951
Interest on short-term borrowings                                          11,597              4,336              4,517
Interest on FHLB borrowings                                                23,139             19,600             16,190
Interest on vehicle financing                                              30,961             34,679             33,552
Interest on long-term debt                                                  7,762              8,899              7,302
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                    188,464            173,526            176,265
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                       164,952            161,560            159,349
Provision for loan and lease losses                                         3,726             11,203              5,780
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses             161,226            150,357            153,569
------------------------------------------------------------------------------------------------------------------------------------

Other Income
Service charges on deposit accounts                                        10,867             10,054              8,570
Vehicle origination and servicing fees                                     22,053             13,480              7,918
Other service charges, commissions, fees                                   19,846              6,836              4,184
Income from fiduciary-related activities                                    4,734              4,028              3,958
Gain on sale of mortgages                                                   1,846              3,427              4,923
Income from bank-owned life insurance                                       5,909              4,528              3,374
Other operating income                                                      8,768             10,128              6,104
Investment security gains/(losses)                                            (13)               978                 75
------------------------------------------------------------------------------------------------------------------------------------

Total other income                                                         74,010             53,459             39,106
------------------------------------------------------------------------------------------------------------------------------------

Other Expenses
Salaries and employee benefits                                             68,110             64,218             60,599
Net occupancy expense                                                       9,933              9,349              9,160
Furniture and equipment expense                                             8,308              8,088              7,698
Amortization of intangible assets                                           3,294              3,476              4,532
Vehicle expense                                                             6,273              2,102                  0
Restructuring charge                                                         (900)             7,412                  0
Other operating expenses                                                   60,563             47,143             42,025
------------------------------------------------------------------------------------------------------------------------------------

Total other expenses                                                      155,581            141,788            124,014
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                 79,655             62,028             68,661
Provision for income taxes                                                 24,693             18,505             21,857
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                               $ 54,962           $ 43,523           $ 46,804
====================================================================================================================================

Per share information:
   Basic earnings                                                        $   1.40           $   1.11           $   1.19
   Diluted earnings                                                          1.40               1.10               1.18
   Cash dividends                                                            0.70               0.62               0.57
Average shares outstanding:
   Basic                                                                   39,262             39,320             39,228
   Diluted                                                                 39,365             39,497             39,548
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31                                                              2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                    $   54,962           $   43,523          $   46,804
Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation, amortization, and accretion                                      14,248               11,857               9,652
   Provision for loan and lease losses                                             3,726               11,203               5,780
   Gain on sale of branch offices                                                      0               (3,352)                  0
   (Gain)/loss on securities transactions                                             13                 (978)                (75)
   (Gain)/loss on sale of loans                                                   (3,936)              (3,427)             (4,923)
   (Gain)/loss on sale of other real estate owned                                     15                    6                (274)
   Mortgage loans originated for resale                                         (117,328)            (187,017)           (282,073)
   Sale of mortgage loans originated for resale                                  114,530              203,158             273,707
   Leases originated for resale                                                 (222,376)                   0                   0
   Sale of leases originated for resale                                          200,709                    0                   0
   (Increase)/decrease in accrued interest receivable                             (3,012)                (989)                691
   Increase/(decrease) in accrued interest payable                                 3,471                  734               1,255
   (Increase)/decrease in accrued expenses and taxes payable                       4,165                2,635              (2,018)
   Other, net                                                                      3,900                1,832              11,013
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         53,087               79,185              59,539
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net increase in restricted short-term investments                                (25,427)              (3,713)               (409)
Proceeds from the sale of available-for-sale securities                            4,482               47,719              37,933
Proceeds from the maturity of investment securities                              120,204              264,783             360,343
Purchase of available-for-sale securities                                        (84,412)            (302,763)           (625,038)
Purchase of held-to-maturity securities                                           (7,887)                   0                   0
Proceeds from sale of credit card portfolio                                       12,373                    0                   0
Net (increase)/decrease in loans and leases                                       19,670             (192,610)           (258,296)
Transfer of allowance for loan and lease losses to third-party guarantor          (3,057)                   0                   0
Capital expenditures                                                              (9,709)              (5,400)             (8,123)
Net cash and cash equivalents paid in acquisition                                (12,707)             (22,381)                  0
Purchase of insurance products                                                         0              (50,000)             (9,438)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                              13,530             (264,365)           (503,028)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase/(decrease) in deposits                                               68,493              (13,978)            175,413
Net increase/(decrease) in short-term borrowings                                  (2,171)             102,976             205,014
Net increase/(decrease) in FHLB borrowings                                        (4,460)              58,778                   0
Net increase/(decrease) in vehicle financing                                    (124,582)              25,191             118,158
Proceeds from issuance of long-term debt                                           5,000                    0              10,000
Repayment of long-term debt                                                            0                  (10)             (5,018)
Proceeds from issuance of common stock                                               772                1,372               1,675
Cash paid for treasury stock                                                      (3,097)                (287)               (742)
Dividends paid                                                                   (27,092)             (22,918)            (20,132)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                           (87,137)             151,124             484,368
------------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                             (20,520)             (34,056)             40,879
Cash and cash equivalents at January 1                                           175,925              209,981             169,102
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                      $  155,405           $  175,925          $  209,981
====================================================================================================================================
Cash and cash equivalents:
   Cash and due from banks                                                    $  129,101           $  146,576          $  116,801
   Unrestricted short-term investments                                            26,304               29,349              93,180
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                      $  155,405           $  175,925          $  209,981
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, 2000, 1999, and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                     Other
Dollars in thousands,                                     Common                 Retained    Comprehensive   Treasury        Total
except per share data                                      Stock     Surplus     Earnings           Income      Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1998                                 $55,136     $79,192     $244,873           $3,825    $ (255)     $382,771
Comprehensive income:
   Net income                                                                      46,804                                   46,804
   Change in unrealized gain/(loss) on securities,
     net of taxes of $954 and reclassification
     adjustment of $75                                                                               2,179                   2,179
------------------------------------------------------------------------------------------------------------------------------------

     Total comprehensive income                                                    46,804            2,179                  48,983
Common stock issued under employee benefit plans              12          325                                    214           551
Effect of three-for-two stock split                       23,507      (22,346)                                               1,161
Purchase/conversion of treasury stock                                                                           (742)         (742)
Cash paid for fractional shares of acquired entities                       (5)                                                  (5)
Cash dividends paid:
   By pooled entities                                                                (847)                                    (847)
   Per common share of $0.57                                                      (19,285)                                 (19,285)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                78,655       57,166     271,545            6,004      (783)      412,587
Comprehensive income:
   Net income                                                                      43,523                                   43,523
   Change in unrealized gain/(loss) on securities,
     net of taxes of ($10,186) and reclassification
     adjustment of $978                                                                            (19,620)                (19,620)
------------------------------------------------------------------------------------------------------------------------------------

     Total comprehensive income                                                    43,523          (19,620)                 23,903
Common stock issued under employee benefit plans
   (including related tax benefits of $365)                  133          707                                    897         1,737
Purchase/conversion of treasury stock                                                                           (287)         (287)
Cash dividends paid:
   Per common share of $0.62                                                      (22,918)                                 (22,918)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                78,788       57,873     292,150          (13,616)     (173)      415,022
Comprehensive income:
   Net income                                                                      54,962                                   54,962
   Change in unrealized gain/(loss) on securities,
     net of taxes of ($6,553) and reclassification
     adjustment of ($13)                                                                            12,859                  12,859
------------------------------------------------------------------------------------------------------------------------------------

     Total comprehensive income                                                    54,962           12,859                  67,821
Common stock issued under employee benefit
   plans (includes related tax benefit of $11)                 8           (1)                                   776           783
Purchase/conversion of treasury stock                                                                         (3,097)       (3,097)
Cash dividends paid:
   Per common share of $0.70                                                      (27,092)                                 (27,092)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                               $78,796      $57,872    $320,020          $ (757)  $(2,494)      $453,437
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2000, 1999, 1998
(Dollars in thousands, except as noted and per share data)
--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries ("Susquehanna") conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), Conestoga Management Company, Farmers First Bank and subsidiaries ("Farmers"), Farmers & Merchants Bank and Trust and subsidiaries ("F&M"), First American National Bank of Pennsylvania ("FANB"), First National Trust Bank ("First National"), Williamsport National Bank ("Williamsport"), Citizens National Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares East, Inc. and subsidiaries ("Susquehanna East"), Susquehanna Bancshares South, Inc. and subsidiaries ("Susquehanna South"), Susque-Bancshares Life Insurance Co. ("SBLIC") and Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), Valley Forge Asset Management Corp. ("VFAM"), as of and for the years ended December 31, 2000, 1999, and 1998. All significant intercompany transactions have been eliminated.

   Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees, which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a financial holding company, which operates eight commercial banks and one savings bank based upon the sound principles of super-community banking. These subsidiaries provide financial services from 140 branches located in central and southeastern Pennsylvania, Maryland, and southern New Jersey. In addition, Susquehanna operates four non-bank subsidiaries that provide leasing, credit insurance, and asset management services. Susquehanna's primary source of revenue is derived from loans to customers who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis over 10 years. The excess of purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis generally over 15 years. The unamortized amount of goodwill was $38,934 and $31,106 at December 31, 2000 and 1999, respectively. Periodically, management reevaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $184,993 in 2000, $178,734 in 1999, and $172,387 in 1998. Income taxes paid were $422 in 2000, $16,409 in 1999, and
$19,805 in 1998. Amounts transferred to other real estate owned were $2,795 in 2000, $7,342 in 1999, and $8,408 in 1998.

   On February 1, 2000, Susquehanna acquired Boston Service Company, Inc., Jamestown, N.J., using the pooling-of-interests method of accounting for business combinations, accordingly, consolidated results for all periods have been restated.

   On March 3, 2000, Susquehanna acquired Valley Forge Asset Management Corp., King of Prussia, Pa., using the purchase method of accounting for business combinations.

   Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and unrestricted short-term investments. Short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with an original maturity of three months or less.

   Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 2000 or 1999. Investments for which management has the intent and Susquehanna has the ability to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of stockholders' equity.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established, as losses are estimated to have occurred, through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed, and recoveries on previously charged-off loans and leases are credited to the allowance.

   The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, and estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans are collectively evaluated for impairment. Only commercial loans exceeding $100 are individually evaluated for impairment. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

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

   Long-lived assets are evaluated for impairment by management on an ongoing basis. An impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Interest Income on Loans and Leases. Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Interest income on installment loans and leases is recorded on the interest method and the actuarial method. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans.

Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on non-accrual status when principal or interest is past due 90 days or more and the loan is not well collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash payments received either are applied to the outstanding principal balance or recorded as inter-est income, depending upon management's assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation. Generally, the regulation requires that consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due.

Segment Reporting. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") became effective in 1998. This statement requires that public business enterprises report financial and descriptive information about its reportable operating segments. Based on the guidance provided by the statement, Susquehanna has determined its only reportable segment is Community Banking. Susquehanna's non-banking activities are insignificant and do not require separate information.

Comprehensive Income. Susquehanna reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Stockholders' Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/(losses) included in net income of ($13), $978, and $75 for the years ended December 31, 2000, 1999, and 1998, respectively.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
Common Shares Outstanding
--------------------------------------------------------------------------------
Balance, January 1, 1998                                         26,886,631
Stock issued under employee benefit plans                            27,167
Exercise of stock-warrants of pooled entity                          76,814
Effect of three-for-two stock split                              12,304,910
Purchase of treasury stock                                          (33,000)
--------------------------------------------------------------------------------
Balance, December 31, 1998                                       39,262,522
Stock issued under employee benefit plans                           134,931
Purchase of treasury stock                                          (15,000)
--------------------------------------------------------------------------------
Balance, December 31, 1999                                       39,382,453
Stock issued under employee benefit plans                            59,156
Purchase of treasury stock                                         (220,217)
--------------------------------------------------------------------------------
Balance, December 31, 2000                                       39,221,392
================================================================================

Earnings Per Share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. All share, per share, and option data in these financial statements have been adjusted to give effect to the three-for-two stock split of 1998.

Recent Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," in September of 2000. This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration.

This Statement is not effective for transfers until after March 31, 2001; however, the disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 31, 2000. Management has reviewed the Statement and has determined that the Statement will have no impact on Susquehanna's financial condition or results of operations and that no additional disclosure is required.

In March 2000, the FASB issued FASB Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." The FIN clarifies the application of Accounting Practice Bulletin ("APB") 25 for only certain issues, and does not address any issues related to the application of the fair value method in SFAS 123. The Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This
FIN was effective for the third quarter of 2000 and had no material effect on Susquehanna's financial condition or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which, as amended, is effective for calendar year-end registrants for their December 31, 2000, financial statements. This SAB summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of American to revenue recognition in financial statements. Susquehanna has implemented SAB 101 for their December 31, 2000 financial statements, with no material impact on Susquehanna's revenue recognition policies and procedures.

--------------------------------------------------------------------------------
2. COMPLETED ACQUISITIONS

On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation)("Hann"), a closely-held consumer automobile financing company that serviced more than $800 million in lease receivables. Susquehanna issued 2,360,000 shares of common stock to stockholders of Hann for the outstanding common shares of Hann. The acquisition was accounted for under the pooling-of-interests method of accounting for business combinations; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. ("VFAM"), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., its parent corporation, in cash transactions. The acquisition was accounted for under the purchase method of accounting for business combinations. Goodwill of $9.3 million was realized in the acquisition and will be amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there are also contingent cash payments totalling $6.0 million. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill if earned. No pro forma data is disclosed because the acquisition is not material to Susquehanna.

   Previously reported information has been restated as follows:

--------------------------------------------------------------------------------------------------
                                                                           1999
--------------------------------------------------------------------------------------------------
                                                   As Reported             Hann      SBI Restated
--------------------------------------------------------------------------------------------------
Net interest income                                  $ 160,923          $   637          $161,560
Provision for loan and lease losses                      7,200            4,003            11,203
Other income                                            39,979           13,480            53,459
Other expense                                          131,882            9,906           141,788
--------------------------------------------------------------------------------------------------
Income before taxes                                     61,820              208            62,028
Taxes                                                   18,422               83            18,505
--------------------------------------------------------------------------------------------------
Net income                                           $  43,398          $   125          $ 43,523
==================================================================================================
Earnings per share: Basic                            $    1.17                           $   1.11
                    Diluted                          $    1.17                           $   1.10
Average shares outstanding: Basic                       36,960            2,360            39,320
                            Diluted                     37,137            2,360            39,497
--------------------------------------------------------------------------------------------------
                                                                           1998
--------------------------------------------------------------------------------------------------
                                                   As Reported             Hann      SBI Restated
--------------------------------------------------------------------------------------------------
Net interest income                                  $ 158,129          $ 1,220          $159,349
Provision for loan and lease losses                      5,333              447             5,780
Other income                                            31,188            7,918            39,106
Other expense                                          118,064            5,950           124,014
--------------------------------------------------------------------------------------------------
Income before taxes                                     65,920            2,741            68,661
Taxes                                                   20,757            1,100            21,857
--------------------------------------------------------------------------------------------------
Net income                                           $  45,163          $ 1,641          $ 46,804
==================================================================================================
Earnings per share: Basic                            $    1.22                           $   1.19
                    Diluted                          $    1.21                           $   1.18
Average shares outstanding: Basic                       36,868            2,360            39,228
                            Diluted                     37,188            2,360            39,548

--------------------------------------------------------------------------------
3. SHORT-TERM INVESTMENTS

The book value of short-term investments and weighted average interest rates on December 31, 2000 and 1999, were as follows:

-----------------------------------------------------------------------
                                      2000                 1999
-----------------------------------------------------------------------
                               Book                  Book
                               Value      Rates      Value      Rates
-----------------------------------------------------------------------
Interest-bearing deposits
  in other banks              $40,463     5.42%     $23,781     3.80%
Federal funds sold                291     6.50        3,418     4.52
Money market funds             18,281     5.84        9,454     5.30
-----------------------------------------------------------------------
Total                         $59,035               $36,653
=======================================================================

--------------------------------------------------------------------------------
4. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2000 and 1999, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Gross          Gross
                                                                         Amortized     Unrealized     Unrealized             Fair
At December 31, 2000                                                          Cost          Gains         Losses            Value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury                                                           $    3,249       $     68      $      10        $   3,307
U.S. Government agencies                                                   360,276            870          1,373          359,773
Obligations of states and political subdivisions                            63,674            381            133           63,922
Corporate debt securities                                                   16,499            169             27           16,641
Mortgage-backed securities                                                 405,678            884          3,468          403,094
Equity securities                                                           34,074          1,474              0           35,548
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $  883,450       $  3,846      $   5,011        $ 882,285
------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
State and municipal                                                     $   15,833       $    343      $       0        $  16,176
Mortgage-backed securities                                                     486              0              4              482
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $   16,319       $    343      $       4        $  16,658
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                             $  899,769       $  4,189      $   5,015        $ 898,943
====================================================================================================================================
At December 31, 1999
Available-for-Sale:
U.S. Treasury                                                           $   16,658       $     49      $      24        $  16,683
U.S. Government agencies                                                   346,041             36          7,087          338,990
Obligations of states and political subdivisions                            70,136            201            738           69,599
Corporate debt securities                                                   17,795             52            165           17,682
Mortgage-backed securities                                                 414,317             47         14,936          399,428
Equity securities                                                           34,588          1,988              0           36,576
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $  899,535       $  2,373      $  22,950        $ 878,958
------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
State and municipal                                                     $   32,070       $    388      $       8        $  32,450
Mortgage-backed securities                                                   1,020              0              9            1,011
------------------------------------------------------------------------------------------------------------------------------------
                                                                            33,090       $    388      $      17        $  33,461
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                             $  932,625       $  2,761      $  22,967        $ 912,419
====================================================================================================================================

   At December 31, 2000 and 1999, investment securities with a carrying value of $475,725 and $463,071 respectively, were pledged to secure public funds and for other purposes as required by law.

   There were no invesment securities whose ratings were less than investment grade at December 31, 2000 and 1999.

The amortized cost and fair value of U.S. Treasury, U.S. Government agencies, obligations of states and political subdivisions, corporate debt securities, and mortgage-backed securities, at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                  Amortized            Fair
                                                       Cost           Value
--------------------------------------------------------------------------------
Securities Available-for-Sale:
   Within one year                               $   33,659      $  33,696
   After one year but within five years             399,164        398,931
   After five years but within ten years             37,884         38,142
   After ten years                                  378,669        375,968
--------------------------------------------------------------------------------
                                                 $  849,376      $ 846,737
--------------------------------------------------------------------------------
Securities Held-to-Maturity:
   Within one year                               $    3,318      $   3,319
   After one year but within five years               7,721          7,827
   After five years but with in ten years             2,341          2,496
   After ten years                                    2,939          3,016
--------------------------------------------------------------------------------
                                                     16,319         16,658
--------------------------------------------------------------------------------
Total debt securities                            $  865,695      $ 863,395
================================================================================

   The gross realized gains and gross realized losses on investment securities transactions are summarized in the next column. During 2000, 1999, and 1998, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.

--------------------------------------------------------------------------------
                                        Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
For the year ended December 31, 2000
--------------------------------------------------------------------------------
Gross gains                                 $   4                     $  0
Gross losses                                   17                        0
--------------------------------------------------------------------------------
Net gains(losses)                           $ (13)                    $  0
================================================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1999
--------------------------------------------------------------------------------
Gross gains                                 $ 998                     $  1
Gross losses                                   18                        3
--------------------------------------------------------------------------------
Net gains (losses)                          $ 980                     $ (2)
================================================================================
--------------------------------------------------------------------------------
For the year ended December 31, 1998
--------------------------------------------------------------------------------
Gross gains                                 $ 210                     $  0
Gross losses                                  133                        2
--------------------------------------------------------------------------------
Net gains (losses)                          $  77                     $ (2)
================================================================================

Interest earned on investment securities for the years ended December 31 was as follows:

--------------------------------------------------------------------------------
                                    2000           1999        1998
--------------------------------------------------------------------------------
Taxable                          $53,238        $50,485     $48,578
Tax-advantaged                     4,195          5,232       5,675
--------------------------------------------------------------------------------
Total                            $57,433        $55,717     $54,253
================================================================================

5. LOANS AND LEASES

At December 31, loans and leases, net of unearned income ($53,239 at December 31, 2000, and $105,040 at December 31, 1999), were as follows:

------------------------------------------------------------------------------------
                                                            2000             1999
------------------------------------------------------------------------------------
Commercial, financial,
   and agricultural                                     $  371,320       $  327,670
Real estate--construction                                  264,182          255,054
Real estate--mortgage                                    1,933,772        1,850,375
Consumer                                                   350,707          395,566
Leases                                                     513,629          640,996
------------------------------------------------------------------------------------
Total                                                   $3,433,610       $3,469,661
====================================================================================

Net investment in direct financing leases is as follows:
------------------------------------------------------------------------------------
Minimum lease payments receivable                         $172,775         $226,352
Estimated residual value of leases                         391,625          495,309
Unearned income under lease contracts                      (50,771)         (80,665)
------------------------------------------------------------------------------------
Total leases                                              $513,629         $640,996
====================================================================================

   During 2000, Hann originated $209 million in leases for resale. On December 29, 2000, Hann sold $190 million of operating leases in a sale-leaseback transaction. The remaining $19 million are held by Hann as collateral in the transaction and are recorded as lease financing receivables. Under the structure of the sale of the automobile leases, Hann sells the ownership of the automobiles and leases the vehicles back from the investors in a sale-leaseback transaction.

   The original term of the leaseback transaction is approximately eight years with an early buy-out option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the statements of income.

   In conjunction with the transaction, Susquehanna entered into an interest rate swap agreement to fix the return to Susquehanna and Hann. A deferred loss of $14 million was recognized on the swap and will be amortized over the estimated life of the transaction.

   Following are Hann's minimum future lease payments under the arrangement.

---------------------------------------------------
2001                                       $19,786
2002                                        23,713
2003                                        23,713
2004                                        23,713
2005                                        27,665
Subsequent years                            93,940
---------------------------------------------------
                                          $212,530
===================================================

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

The activity of loans to such persons whose balance exceeded $60 during 2000, 1999, and 1998 follows:

-----------------------------------------------------------------------
                                       2000        1999           1998
-----------------------------------------------------------------------
Balance--January 1                  $35,975     $27,225        $27,740
Additions                            48,735      28,273         20,379
Deductions:
   Amounts collected                 46,599      24,657         20,894
Other changes                        (2,865)      5,134              0
-----------------------------------------------------------------------
Balance--December 31                $35,246     $35,975        $27,225
=======================================================================

   Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, New York, and Maryland. Susquehanna, as shown in Table 11, has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans.

   An analysis of impaired loans at December 31, 2000 and 1999, is presented as follows:

--------------------------------------------------------------------------------
                                                  2000                      1999
--------------------------------------------------------------------------------
Impaired loans without a related
   reserve                                      $4,379                   $11,491
Impaired loans with a reserve                    2,970                     1,460
--------------------------------------------------------------------------------
Total impaired loans                            $7,349                   $12,951
================================================================================
Reserve for impaired loans                      $  866                   $   532
================================================================================

   An analysis of impaired loans for the years ended December 31, 2000 and 1999, is presented as follows:

--------------------------------------------------------------------------------
                                                       2000               1999
--------------------------------------------------------------------------------
Average balance of impaired loans                   $10,645            $10,560
Interest income on impaired loans
   (cash basis)                                     $    76            $   134
================================================================================

-------------------------------------------------------------------------------
6. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

-------------------------------------------------------------------------------
                                       2000          1999              1998
-------------------------------------------------------------------------------
Balance--January 1                   $44,465       $39,440           $39,316
Reserve transferred to
     third-party guarantor             3,057             0                 0
Provision charged to
     operating expenses                3,726        11,203             5,780
-------------------------------------------------------------------------------
                                      45,134        50,643            45,096
-------------------------------------------------------------------------------
Charge-offs                            9,700         8,419             7,109
Recoveries                             1,753         2,241             1,453
-------------------------------------------------------------------------------
Net charge-offs                        7,947         6,178             5,656
-------------------------------------------------------------------------------
Balance--December 31                 $37,187       $44,465           $39,440
===============================================================================


-------------------------------------------------------------------------------
7. PREMISES AND EQUIPMENT

Property, buildings, and equipment, at December 31, were as follows:
-------------------------------------------------------------------------------
                                                       2000              1999
-------------------------------------------------------------------------------
Land                                               $  9,706          $  8,393
Buildings                                            48,222            45,346
Furniture and equipment                              60,462            53,185
Leasehold improvements                                6,027             6,348
Land improvements                                       738             1,136
-------------------------------------------------------------------------------
                                                    125,155           114,408
-------------------------------------------------------------------------------
Less: accumulated depreciation
     and amortization                                66,852            58,979
-------------------------------------------------------------------------------
                                                   $ 58,303          $ 55,429
===============================================================================

     Depreciation and amortization expense charged to operations amounted to $7,594 in 2000, $6,881 in 1999, and $5,968 in 1998.

   All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2015. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 2000, are as follows:

-------------------------------------------------------------------------------
                                                             Operating Leases
-------------------------------------------------------------------------------
2001                                                                 $  3,814
2002                                                                    3,302
2003                                                                    3,017
2004                                                                    2,784
2005                                                                    2,203
Subsequent years                                                        8,530
-------------------------------------------------------------------------------
                                                                     $ 23,650
===============================================================================

   Total rent expense charged to operations amounted to $3,887 in 2000, $3,475 in 1999, and $3,233 in 1998.

-------------------------------------------------------------------------------
   8. DEPOSITS

Deposits at December 31 were as follows:
-------------------------------------------------------------------------------
                                                       2000              1999
-------------------------------------------------------------------------------
   Noninterest-bearing:
     Demand                                     $   462,297       $   430,054
   Interest-bearing:
     Interest-bearing demand                        817,866           793,160
     Savings                                        413,878           421,012
     Time                                         1,303,297         1,346,268
     Time of $100 or more                           251,675           190,026
-------------------------------------------------------------------------------
   Total deposits                               $ 3,249,013       $ 3,180,520
===============================================================================

--------------------------------------------------------------------------------
9. BORROWINGS

Short-Term Borrowings
Short-term borrowings and weighted average interest rates, at December 31, were as follows:
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                      2000                      1999
-------------------------------------------------------------------------------------------------------------
                                                              Amount       Rate         Amount       Rate
-------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                  $198,573      5.72%       $179,278      5.02%
Treasury tax and loan notes                                     6,763      6.25          14,010      4.54
Federal funds purchased                                             0                    14,219      5.07
-------------------------------------------------------------------------------------------------------------
                                                             $205,336                  $207,507
=============================================================================================================

Federal Home Loan Bank Borrowings
-----------------------------------------------------------------------
December 31                                       2000            1999
-----------------------------------------------------------------------
Due 2000, 4.50% to 6.16%                      $      0        $107,325
Due 2001, 5.27% to 6.76%                       111,250          13,750
Due 2002, 0.00% to 5.60%                         1,500          10,000
Due 2003, 5.69% to 5.98%                       114,700         115,500
Due 2004, 4.65%                                 15,000          15,000
Due 2006, 6.65%                                    691             788
Due 2008, 5.43% to 5.50%                        75,000          75,000
Due 2009, 5.30% to 5.34%                         3,000          33,000
Due 2010, 6.01% to 6.17%                        42,750               0
Due 2011, 3.25%                                     83              85
Due 2012, 3.25%                                    150             155
Due 2013, 5.94%                                    199             210
Due 2014, 5.00% to 6.51%                         1,041           1,057
Due 2018, 6.00%                                    343             347
Due 2019, 4.50%                                    194             197
Due 2020, 4.50% to 5.40%                         2,053               0
-----------------------------------------------------------------------
                                              $367,954        $372,414
========================================================================

Vehicle Financing

   Prior to 2000, Hann originated leases for other investors and financial institutions that contained Hann's guarantee for the residual values and any credit losses. Accounting principles generally accepted in the United States of America require Hann to reflect the entire amount of the lease obligation, on the balance sheet. Accordingly, an obligation under the lease contract with the same terms as the lease assets is recorded as vehicle financing in the borrowings section of the balance sheet. The contractual runoff of these obligations is projected to be $146,275 in 2001, $94,155 in 2002, $110,756 in
2003, ad $6,336 in 2004 and beyond.

   Susquehanna subsidiary banks are members of the Federal Home Loan Banks ("FHLB") of Atlanta, New York, and Pittsburgh, and, as such, can take advantage of the FHLB program for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the subsidiaries' stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

   Under this program Susquehanna subsidiaries have lines of credit available to them totalling $934 million and $1.0 billion, of which $368 million and $372 million were outstanding at December 31, 2000 and 1999, respectively. At December 31, 2000, Susquehanna subsidiaries could borrow an additional $566 million based on qualifying collateral. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $15 million.

Long-Term Debt
--------------------------------------------------------------------------------
                                                    2000               1999
--------------------------------------------------------------------------------
                                             Amount    Rate       Amount   Rate
--------------------------------------------------------------------------------
Term note due July 19, 2003                $ 10,000    6.09%     $10,000   6.09%
Term note due July 19, 2003                   5,000    7.35            0   0.00
Subordinate notes due February 1, 2005       50,000    9.00       50,000   9.00
Senior notes due February 1, 2003            35,000    6.30       35,000   6.30
--------------------------------------------------------------------------------
                                           $100,000              $95,000
================================================================================

The term notes are payable with interest only payments being made until maturity.

--------------------------------------------------------------------------------
10. INCOME TAXES

The components of the provision for income taxes are as follows:
--------------------------------------------------------------------------------
                                         2000            1999            1998
--------------------------------------------------------------------------------
Current                               $   464         $19,009         $17,250
Deferred                               24,229            (504)          4,607
--------------------------------------------------------------------------------
Total                                 $24,693         $18,505         $21,857
================================================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

--------------------------------------------------------------------------------
                                      2000            1999            1998
--------------------------------------------------------------------------------
Provision for statutory rates      $27,879         $21,710         $24,031
Tax-advantaged income               (2,595)         (2,857)         (3,144)
Other, net                            (591)           (348)            970
--------------------------------------------------------------------------------
Total                              $24,693         $18,505         $21,857
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

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

--------------------------------------------------------------------------------
                                                2000        1999          1998
--------------------------------------------------------------------------------
Deferred tax assets:
   Reserve for loan losses                   $13,991     $16,539       $13,521
   Accrued pension expense                       904       1,180         1,314
   Deferred directors' fees                      564         564           811
   Deferred compensation                       1,103         775           451
   Nonaccrual loan interest                      996       1,398         1,078
   Core deposit intangible                         0         101            25
   Purchase accounting                           537         493           449
   Suspended losses                           18,665      38,311        24,462
   Unrealized investment securities
     (gains) and losses                          408       6,961        (3,225)
   Other assets                                2,696       4,835         1,248
Deferred tax liabilities:
   Deferred loan costs                        (2,328)     (1,310)          (10)
   FHLB stock dividends                         (395)       (395)         (395)
   Premises and equipment                     (2,359)     (2,208)       (2,160)
   Operating lease income, net               (54,993)    (56,116)      (37,259)
   Recapture of savings banks'
     bad debt reserve                            (90)       (344)         (598)
   Other liabilities                          (2,248)     (2,551)       (2,169)
--------------------------------------------------------------------------------
Net deferred income tax
   asset/(liability)                        $(22,549)     $8,233       $(2,457)
================================================================================
11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     Financial instruments with off-balance sheet risk at December 31, 2000 and 1999, are as follows:

--------------------------------------------------------------------------------
Contractual                                                2000           1999
--------------------------------------------------------------------------------
Financial instruments whose contract
        amounts represent credit risk:
   Standby letters of credit                          $  37,313      $  36,426
   Commitments to originate loans                       175,929        136,257
   Unused portion of home equity
        and credit card lines                           171,836        188,043
   Other unused commitments,
        principally commercial lines
        of credit                                       517,463        418,387

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

FHLB Borrowings, Vehicle Financing, and Long-Term Debt. Fair values were based upon quoted rates of similar instruments, issued by banking companies with similar credit ratings.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

   The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

------------------------------------------------------------------------------------------------------------------------
                                                                    2000                             1999
------------------------------------------------------------------------------------------------------------------------
                                                                           Estimated                         Estimated
                                                           Carrying             Fair         Carrying             Fair
                                                             Amount            Value           Amount            Value
------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                               $  129,101       $  129,101       $  146,576       $  146,576
   Short-term investments                                    59,035           59,035           36,653           36,653
   Investment securities                                    898,604          898,604          912,048          912,419
   Loans, net of unearned income and allowance            3,433,610        3,423,848        3,469,661        3,398,109
Liabilities:
   Deposits                                               3,249,013        3,263,437        3,180,520        3,144,738
   Short-term borrowings                                    205,336          205,336          207,507          207,507
   FHLB borrowings                                          367,954          364,851          372,414          372,559
   Vehicle financing                                        357,522          352,891          482,104          479,445
   Long-term debt                                           100,000           99,668           95,000           95,379

--------------------------------------------------------------------------------
13. BENEFIT PLANS

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits               Other Benefits
--------------------------------------------------------------------------------------------------------------------
                                                              2000                 1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                    $35,151             $ 39,605       $ 3,099       $ 3,251
   Service cost                                              1,790                1,916           141           146
   Interest cost                                             2,737                2,505           250           212
   Plan participants' contributions                              0                    0             0            66
   Amendments                                                   96                   21            70            32
   Actuarial (gain) / loss                                     614               (7,709)          131          (437)
   Benefits paid                                            (1,952)              (1,187)          (87)         (171)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                          $38,436             $ 35,151       $ 3,604       $ 3,099
--------------------------------------------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at beginning of year             $47,352             $ 44,600       $     0       $     0
   Actual return on plan assets                               (534)               3,939             0             0
   Employer contributions                                        4                    0            87           105
   Plan participants' contributions                              0                    0             0            66
   Benefits paid                                            (1,952)              (1,187)          (87)         (171)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $44,870             $ 47,352       $     0       $     0
--------------------------------------------------------------------------------------------------------------------
   Funded status                                            $6,434             $ 12,202       $(3,604)      $(3,099)
   Unrecognized net actuarial gain                          (7,163)             (13,306)         (954)       (1,131)
   Unrecognized prior service cost                          (2,197)              (2,562)          410           386
   Unrecognized transition asset                              (413)                (481)        1,364         1,477
--------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                       $(3,339)            $ (4,147)      $(2,784)      $(2,367)
====================================================================================================================
--------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits                  Other Benefits
--------------------------------------------------------------------------------------------------------------------
                                                          2000        1999       1998        2000    1999      1998
--------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Expense/(Income)
   Service cost                                        $ 1,790     $ 1,916    $ 1,529       $ 141   $ 146     $ 116
   Interest cost                                         2,737       2,505      2,238         250     212       197
   Expected return on plan assets                       (4,202)     (3,962)    (3,332)          0       0         0
   Amortization of prior service cost                     (269)       (277)      (279)         46      41        27
   Amortization of transition asset                        (68)        (68)       (67)        113     113       113
   Amortization of net actuarial gain                     (796)       (305)      (322)        (46)    (28)      (36)
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense/(income)                  $  (808)    $  (191)   $  (233)      $ 504   $ 484     $ 417
====================================================================================================================
Weighted-Average Assumptions at Year-End
   Discount rate                                          8.00%       8.00%      6.75%       7.50%   8.00%     6.75%
   Expected return on plan assets                         9.00%       9.00%      9.00%       0.00%   0.00%     0.00%
   Rate of compensation increase                          4.50%       4.50%      4.50%       4.50%   4.50%     4.50%

   The plan assets were invested principally in U.S.Government securities and listed stocks and bonds including 54,078 and 31,751 shares of Susquehanna common stock at December 31, 2000 and 1999, respectively.

   Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,169 in 2000, $1,192 in 1999, and $1,213 in 1998.

   Susquehanna offers an Employee Stock Purchase Plan ("ESPP"), which allows employees to purchase Susquehanna common stock up to 5% of their salary at discount to the market price, through payroll deductions.

   On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. ("Cardinal"), a Pennsylvania bank holding company. Cardinal, prior to the merger with Susquehanna, had issued 135,099 Stock Purchase Options to the members of Cardinal's Board of Directors. Susquehanna succeeded Cardinal as a party to the options as a result of the merger. The option prices range from a low of $6.44 to a high of $10.25.

   Susquehanna implemented an Equity Compensation Plan ("Compensation Plan") in 1997 under which Susquehanna may grant options to its employees and directors for up to 1,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company's stock on the date of grant, and an option's maxi-mum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. The option prices range from a low of $13.00 to a high of $24.75.

   On January 1, 1996, Susquehanna adopted SFAS 123 and, as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Compensation Plan. Accordingly, no compensation cost has been recognized for options granted under the Compensation Plan.

   For purposes of disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model based upon the assumptions noted below. Option data noted below has been adjusted for the three-for-two stock split of 1998. The pro forma effects on net income include both the Compensation Plan and the ESPP.

-----------------------------------------------------------------------------------------------------------------------------
                                                                   2000                   1999                1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted             Weighted               Weighted
                                                                         Average              Average                Average
                                                                        Exercise             Exercise               Exercise
                                                                Shares     Price      Shares    Price     Shares       Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:                            1,094,625    $16.76     892,870   $15.36    676,151     $ 12.22
   Granted                                                     382,500     13.31     294,117    18.19    224,219       24.75
   Forfeited                                                     2,500     13.31           0     0.00          0        0.00
   Exercised                                                     4,096      6.90      92,362     7.81      7,500       13.00
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                   1,470,529    $15.90   1,094,625   $16.76    892,870     $ 15.36
=============================================================================================================================
Outstanding at end of year:
   Granted prior to 1998                                       572,193    $12.96     576,289   $12.92    668,651     $ 12.22
   Granted 1998                                                224,219     24.75     224,219    24.75    224,219       24.75
   Granted 1999                                                294,117     18.19     294,117    18.19          0        0.00
   Granted 2000                                                380,000     13.31           0     0.00          0        0.00
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                   1,470,529    $15.90   1,094,625   $16.76    892,870     $ 15.37
=============================================================================================================================
Options exercisable at year-end:
   Granted prior to 1998                                       427,599    $12.62     302,848   $12.16    282,114     $ 10.40
   Granted 1998                                                      0      0.00           0     0.00          0        0.00
   Granted 1999                                                      0      0.00           0     0.00          0        0.00
   Granted 2000                                                      0      0.00           0     0.00          0        0.00
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                                427,599    $12.62     302,848   $12.16    282,114     $ 10.40
=============================================================================================================================
Weighted average remaining contractual maturity
     of options outstanding at year-end:
   Granted prior to 1998                                     5.3 years
   Granted 1998                                              7.4 years
   Granted 1999                                              8.3 years
   Granted 2000                                              9.4 years
-----------------------------------------------------------------------------------------------------------------------------
Total                                                        7.3 years

-----------------------------------------------------------------------------------------------------------------------------
                                                                      2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------
                                                               Dollars   Per Share  Dollars   Per Share  Dollars    Per Share
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of
   options granted during the year                           $   1,290    $ 3.36   $   1,321   $ 4.49   $  1,348     $  6.01
Fair value disclosures pro forma effect on:
   Net income                                                    (797)                  (328)               (484)
   Basic earnings per share                                                (0.02)               (0.01)                 (0.01)
   Diluted earnings per share                                                N/A*                0.00                  (0.01)
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value assumptions:
   Dividend yield                                                 3.5%                   3.0%                3.0%
   Expected volatility                                           23.0%                  22.0%               22.0%
   Risk-free interest rate                                        6.6%                   5.7%                5.5%
   Expected term                                               7 years                7 years             7 years

*For the year ended December 31, 2000, the application of SFAS123 would have an anti-dilutive effect.

--------------------------------------------------------------------------------
14. SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)
     CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
December 31                                              2000              1999
--------------------------------------------------------------------------------
Assets
Cash in subsidiary bank                             $   1,037         $     247
Investment in consolidated
   subsidiaries at equity in net assets               526,150           495,798
Other investment securities                             2,414             2,920
Premises and equipment (net)                            2,649               320
Other assets                                           11,070             7,588
--------------------------------------------------------------------------------
Total assets                                        $ 543,320         $ 506,873
================================================================================
Liabilities
Long-term debt                                      $  85,000         $  85,000
Accrued taxes and expenses payable                      4,883             6,851
--------------------------------------------------------------------------------
Total liabilities                                      89,883            91,851
--------------------------------------------------------------------------------
Equity
Common stock ($2 par value)                            78,796            78,788
Surplus                                                57,872            57,873
Retained earnings                                     320,020           292,150
Accumulated other comprehensive
   income, net of taxes                                  (757)          (13,616)
Less: Treasury stock at cost                            2,494               173
--------------------------------------------------------------------------------
Total stockholders' equity                            453,437           415,022
--------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity                                           $ 543,320         $ 506,873
================================================================================

--------------------------------------------------------------------------------
     SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)
     CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Year ended December 31                        2000       1999           1998
--------------------------------------------------------------------------------
Income
Dividends from subsidiaries               $ 71,581   $ 35,814       $ 68,266
Interest, dividends and gains on
   sales of investment securities            3,145        959            231
Interest and management fee from
   subsidiaries                             22,840      3,408          4,137
--------------------------------------------------------------------------------
Total income                                97,566     40,181         72,634
--------------------------------------------------------------------------------
Expenses
Interest expense                             6,863      6,864          6,864
Restructuring charges                            0      3,410              0
Other expenses                              31,872      7,145          4,036
--------------------------------------------------------------------------------
Total expenses                              38,735     17,419         10,900
--------------------------------------------------------------------------------
Income before taxes, and equity
   in undistributed income of
   subsidiaries                             58,831     22,762         61,734
Income tax provision/(benefit)                (125)    (1,470)           241
Equity in undistributed income
   of subsidiaries                          (3,994)    19,291        (16,689)
--------------------------------------------------------------------------------
Net Income                                $ 54,962   $ 43,523       $ 44,804
================================================================================

--------------------------------------------------------------------------------
SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Year ended December 31                        2000       1999           1998
--------------------------------------------------------------------------------
Operating Activities
Net income                                $ 54,962   $ 43,523        $44,804
Adjustment to reconcile net
     income to cash provided by
     operating activities:
   Depreciation and amortization             1,409        357            313
   Equity in undistributed income
     of subsidiaries and income
     of subsidiaries accrued not
     received                                3,994    (19,291)        16,689
   Decrease/(increase) in other
     assets                                 (3,553)      (651)        (5,752)
   Increase/(decrease) in accrued
     expenses payable                       (2,604)      (278)         1,271
   Other, net                                4,585       (959)             0
--------------------------------------------------------------------------------
Net cash provided from operating
   activities                               58,793     22,701         57,325
--------------------------------------------------------------------------------
Investing Activities
Purchase of investment securities               (8)      (500)             0
Proceeds from the sale/maturities of
   investment securities                         0      1,089          8,500
Capital expenditures                        (2,699)      (204)          (179)
Net infusion of investment in
   subsidiaries                            (25,879)    (1,814)       (46,006)
--------------------------------------------------------------------------------
Net cash used for investing activities     (28,586)    (1,429)       (37,685)
--------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of common
   stock                                       772      1,372            551
Dividends paid                             (27,092)   (22,918)       (20,132)
Cash paid for treasury stock                (3,097)      (287)          (742)
Other, net                                       0          0             32
--------------------------------------------------------------------------------
Net cash used for financing
   activities                              (29,417)   (21,833)       (20,291)
--------------------------------------------------------------------------------
Net (decrease)/increase in cash and
   cash equivalents                            790       (561)          (651)
Cash and cash equivalents at
   January 1                                   247        808          1,459
--------------------------------------------------------------------------------
Cash and cash equivalents at
   December 31                            $  1,037   $    247       $    808
================================================================================
Cash and cash equivalents:
   Cash in subsidiary bank                $  1,037   $    247       $    746
   Short-term investments                        0          0             62
--------------------------------------------------------------------------------
Cash and cash equivalents
   at December 31                         $  1,037   $    247       $    808
================================================================================

--------------------------------------------------------------------------------
15. EARNING PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for the years ended below:

------------------------------------------------------------------------------------------------------------------------------------

December 31                                                    2000                          1999                         1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                    Per Share                      Per Share               Per Share
                                                  Income   Shares     Amount     Income     Shares   Amount  Income  Shares  Amount
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
Income available to common stockholders          $54,962   39,262      $1.40      $43,523   39,320  $ 1.11  $46,804  39,228  $1.19

Effect of Diluted Securities:
Incentive stock options outstanding                           103                              177                      320
------------------------------------------------------------------------------------------------------------------------------------


Diluted Earnings per Share:
Income available to common stockholders
   and assumed conversion                        $54,962   39,365      $1.40      $43,523   39,497  $ 1.10  $46,804  39,548  $1.18
====================================================================================================================================


--------------------------------------------------------------------------------
16. REGULATORY RESTRICTIONS OF BANKING SUBSIDIARIES

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2000, $45,127 is available for dividend distribution to Susquehanna in 2001 from its banking subsidiaries.

  Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $1,427 and $2,231 at December 31, 2000 and 1999, respectively.

   In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $32,731 and $7,304 at December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
17. CONTINGENT LIABILITIES

Susquehanna is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against Susquehanna. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position, results of opera-tions, and cash flows of Susquehanna, if disposed of unfavorably.

                           PriceWaterhouseCoopers LLP
                             One South Market Square
                            Harrisburg, PA 17101-9916
                            Telephone (717) 231-5900
                            Facsimile (717) 232-5672

                        Report of Independent Accountants



To the Board of Directors and Shareholders of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (Susquehanna) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Susquehanna's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Harrisburg, PA
January 23, 2001

Summary of Quarterly Financial Data


The unaudited quarterly results of operations for the years ended December 31, 2000 and 1999, are as follows:
------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                     2000                                              1999
------------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                Dec 31    Sep 30   Jun 30       Mar 31     Dec 31   Sep 30    Jun 30       Mar 31
------------------------------------------------------------------------------------------------------------------------------
Interest income                             $89,360   $89,263  $88,050      $86,743    $85,502  $84,264   $83,529      $81,791
Interest expense                             48,290    47,846   46,406       45,922     44,655   43,815    42,732       42,324
------------------------------------------------------------------------------------------------------------------------------
Net interest income                          41,070    41,417   41,644       40,821     40,847   40,449    40,797       39,467
Provision for loan and lease losses           1,453       766      643          864      5,350    1,920     1,856        2,077
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan and lease losses                 39,617    40,651   41,001       39,957     35,497   38,529    38,941       37,390
------------------------------------------------------------------------------------------------------------------------------
Other income                                 19,399    19,072   18,476       17,063     14,194   17,291    11,297       10,677
Other expenses                               39,141    39,159   39,693       37,588     46,457   34,230    31,524       29,577
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   19,875    20,564   19,784       19,432      3,234   21,590    18,714       18,490
Applicable income taxes                       6,161     6,375    6,133        6,024        178    6,721     5,706        5,900
------------------------------------------------------------------------------------------------------------------------------
Net income                                  $13,714   $14,189  $13,651      $13,408    $ 3,056  $14,869   $13,008      $12,590
==============================================================================================================================
Earnings per common share: Basic            $  0.35   $  0.36  $  0.35      $  0.34    $  0.08  $  0.38   $  0.33      $  0.32
                           Diluted             0.35      0.36     0.35         0.34       0.08     0.37      0.33         0.32

Market for Susquehanna Bancshares, Inc., Capital Stock

Since November 5, 1985, Susquehanna common stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 2000 and 1999.


----------------------------------------------------------------------------------------------
                                          2000                                 1999
----------------------------------------------------------------------------------------------
                                                Quarterly                            Quarterly
                             Market Price        Dividend         Market Price        Dividend
----------------------------------------------------------------------------------------------
First Quarter               $15.88-$11.25           $0.17        $21.25-$16.50          $ 0.15
Second Quarter              $15.00-$12.38           $0.17        $19.38-$17.00          $ 0.15
Third Quarter               $15.44-$12.00           $0.17        $18.50-$15.75          $ 0.15
Fourth Quarter              $17.98-$12.88           $0.19        $18.25-$14.88          $ 0.17

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure.
------     --------------------------------------------------------------------

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

                      PART III

Item 10.   Directors and Executive Officers of Susquehanna.
-------    -----------------------------------------------

         The information required by this Item will be included in Susquehanna's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") in the Election of Directors section and the Director and Executive Officer Compensation section, each of which sections is incorporated herein by reference.

Item 11.   Executive Compensation
--------   ----------------------

         The information required by this Item will be included in the 2001 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

         The information required by this Item will be included in the 2001 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

         The information required by this Item will be included in the 2001 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

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

              Susquehanna Auto Program 2000 LLC, a Delaware limited liability company and a wholly-owned subsidiary of Boston Service Company, Inc., t/a Hann Financial Service Corp. ("Hann"), a wholly-owned subsidiary of Susquehanna, is a party to (i) a Participation Agreement, dated as of December 29, 2000, with Susquehanna Auto Lease Trust 2000-1, as Lessor, Susquehanna Auto Leasing Investors LLC 2000-1, as Owner Participant, Wilmington Trust Company, as Lessor Trust Owner Trustee, the OP Members named therein and Wells Fargo Bank Minnesota, National Association, as Lessor Trust Indenture Trustee and ABS Trustee, and (ii) certain other Basic Documents (as defined in the Participation Agreement) related thereto. These documents pertain to the securitization and financing of auto leases generated by Hann. Susquehanna agrees to furnish a copy of the Participation Agreement and other Basic Documents to the Commission upon its request pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)      Report on Form 8-K.

         (1) Susquehanna filed a Current Report on form 8-K, dated March 5, 2001, to report the announcement on March 1, 2001 of management succession and executive appointments, filed pursuant to Item 5.

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

                                         SUSQUEHANNA BANCSHARES, INC.


                                         By: /s/ Robert S. Bolinger
                                             ----------------------------------
                                         Robert S. Bolinger, Chairman of the
                                         Board and Chief Executive Officer
Dated:  March 19, 2001

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


Signature                                      Title                                       Date
---------                                      -----                                       ----

/s/ Robert S. Bolinger                         Chairman of the Board, Chief Executive      March 19, 2001
------------------------------------           Officer and Director
(Robert S. Bolinger)

/s/ Drew K. Hostetter                          Sr. Vice President, Treasurer               March 19, 2001
------------------------------------           and Chief Financial Officer
(Drew K. Hostetter)

/s/ William J. Reuter                          President and Director                      March 19, 2001
------------------------------------
(William J. Reuter)

                                               Director                                    March __, 2001
------------------------------------
(Richard M. Cloney)

                                               Director                                    March __, 2001
------------------------------------
(James G. Apple)

/s/ Trudy B. Cunningham                        Director                                    March 21, 2001
------------------------------------
(Trudy B. Cunningham)

/s/ John M. Denlinger                          Director                                    March 20, 2001
-------------------------------------
(John M. Denlinger)

/s/ Owen O. Freeman, Jr.                       Director                                    March 20, 2001
-------------------------------------
(Owen O. Freeman, Jr.)

/s/ Henry H. Gibbel                            Director                                    March 20, 2001
------------------------------------
(Henry H. Gibbel)

/s/ Marley R. Gross                            Director                                    March 21, 2001
------------------------------------
(Marley R. Gross)

/s/ T. Max Hall                                Director                                    March 21, 2001
------------------------------------
(T. Max Hall)

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 2000

                             [SIGNATURES CONTINUED]

Signature                                       Title                      Date
---------                                       -----                      ----

/s/ Michael J. Wimmer                           Director                   March 20, 2001
-------------------------------------
(Michael J. Wimmer)

/s/ C. William Hetzer, Jr.                      Director                   March 21, 2001
------------------------------------
(C. William Hetzer, Jr.)

/s/ Guy W. Miller, Jr.                          Director                   March 21, 2001
------------------------------------
(Guy W. Miller, Jr.)

/s/ George J. Morgan                            Director                   March 21, 2001
------------------------------------
(George J. Morgan)

/s/ Clyde R. Morris                             Director                   March 20, 2001
-------------------------------------
(Clyde R. Morris)

/s/ Roger V. Wiest                              Director                   March 21, 2001
------------------------------------
(Roger V. Wiest)

                            [END OF SIGNATURE PAGES]

                                  EXHIBIT INDEX


Exhibit Numbers            Description and Method of Filing
---------------            --------------------------------

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                  Not Applicable.

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

                  (ii)     By-laws. Filed herewith as Exhibit 3.

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

                  (ii)     By-laws. Filed herewith as Exhibit 3.

                  (iii) Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna's Registration Statement on Form S-3, Registration No. 33-87624.

          (9)      Voting trust agreement. Not Applicable

         (10)      Material Contracts.

                   (i) Susquehanna's Key Employee Severance Pay Plan, adopted in 1999, is incorporated by reference to
                           Exhibit 10 of Susquehanna's Annual Report on Form 10-K for fiscal year ended December 31, 1999. Amendments dated May 26, 2000 and February 22, 2001 are filed herewith as Exhibit 10(i).

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

                  (iv) Susquehanna's Equity Compensation Plan, as adopted in 1996, is incorporated by reference to Exhibit (a)(10) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment dated February 22, 2001 is filed herewith as Exhibit 10(iv).

                  (v) Amended Servicing Agreement dated September 1, 2000 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is filed herewith as
                           Exhibit 10(v).

                  (vi) Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is filed herewith as Exhibit 10(vi).

                  (vii)    Employment Agreement between Susquehanna and Gregory
                           A. Duncan, dated March 14, 2001, is filed herewith as
                           Exhibit 10(vii).

                  (viii) Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is filed herewith as
                           Exhibit 10(viii).

                  (ix) Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is filed herewith as
                           Exhibit 10(ix).

                  (x) Employment Agreement between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Michael J. Wimmer, dated February 1, 2000 is filed herewith as Exhibit 10(x).

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

          (24)      Power of Attorney. Not Applicable.

          (99)      Additional Exhibits. Not Applicable.