Form 10-Q
period 2001-03-31
SUSQUEHANNA BANCSHARES INC
filed 2001-05-15
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 2001
                                 --------------
                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from          to


                         Commission file number 0-10674
                                                -------

                          Susquehanna Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Pennsylvania                                      23-2201716
--------------------------------------------------------   -------------------
       (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                     Identification No.)


     26 North Cedar St., Lititz, Pennsylvania                     17543
--------------------------------------------------------   -------------------
     (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code    (717) 626-4721
                                                      --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 2001, the Registrant had 39,223,112 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                                                                SEQUENTIAL
                                                                                                                   PAGE
                                                                                                                 REFERENCE
PART I.  FINANCIAL INFORMATION                                                                                           3

Item 1.  FINANCIAL STATEMENTS                                                                                            3

         Consolidated Balance Sheets - as of March 31, 2001 and 2000
                and December 31, 2000                                                                                    3

         Consolidated Statements of Income - for the three months ended
                March 31, 2001 and 2000                                                                                  4
         Consolidated Statements of Cash Flow - for the three months
                ended March 31, 2001 and 2000                                                                            5

         Notes to Consolidated Financial Statements                                                                      6 - 8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION                                                                                      9 - 15

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                                                        16 - 17

PART II  OTHER INFORMATION                                                                                               18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                18

         SIGNATURES                                                                                                      18

         EXHIBIT INDEX                                                                                                   19

PART I. FINANCIAL INFORMATION
        Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,      December 31,        March 31,
(Dollars in thousands)                                                                 2001             2000              2000
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                               $113,878         $129,101          $109,598
Short-term investments:
        Restricted                                                                      38,007           32,731             4,994
        Unrestricted                                                                    49,835           26,304            60,295
----------------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                                                    87,842           59,035            65,289
----------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale                                               808,499          882,285           868,115
Investment securities held to maturity                                                   1,907           16,319            37,306
        (Fair values of $1,907; $16,658; and $33,461)
Loans and leases, net of unearned income                                             3,456,481        3,433,610         3,471,686
Less: Allowance for loan and lease losses                                               37,848           37,187            43,239
----------------------------------------------------------------------------------------------------------------------------------
        Net loans and leases                                                         3,418,633        3,396,423         3,428,447
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                            57,913           58,303            55,778
Accrued income receivable                                                               22,984           26,775            23,525
Bank-owned life insurance                                                              115,301          113,865           109,524
Other assets                                                                           116,223          110,750           136,416
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                $4,743,180       $4,792,856        $4,833,998
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
        Demand                                                                        $461,789         $462,297          $452,818
        Interest-bearing demand                                                        823,965          817,866           945,519
        Savings                                                                        417,418          413,878           421,351
        Time                                                                         1,322,076        1,303,297         1,202,300
        Time of $100 or more                                                           247,023          251,675           203,375
----------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                               3,272,271        3,249,013         3,225,363
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                  219,894          205,336           182,232
FHLB borrowings                                                                        303,625          367,954           369,303
Vehicle financing                                                                      325,808          357,522           471,578
Long-term debt                                                                         100,000          100,000           100,000
Accrued interest, taxes, and expenses payable                                           39,238           42,382            38,333
Other liabilities                                                                       17,016           17,212            28,083
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                            4,277,852        4,339,419         4,414,892
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
        Authorized: 100,000,000 ($2.00 par value)
        Issued:  39,398,190 shares                                                      78,796           78,796            78,796
Surplus                                                                                 57,878           57,872            57,893
Retained earnings                                                                      325,064          320,020           299,923
Accumulated other comprehensive income,
        net of taxes of $3,265; ($408); and ($6,961), respectively                       6,059             (757)          (15,811)
Less: Treasury stock, (175,078; 176,798; and 120,187
        common shares at cost, respectively)                                             2,469            2,494             1,695
----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                     465,328          453,437           419,106
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $4,743,180       $4,792,856        $4,833,998
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                                  March 31
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share )                              2001                  2000
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                  $72,161               $71,468
Interest on investment securities: Taxable                              12,193                13,404
                                   Tax-exempt                              901                 1,127
Interest on short-term investments                                       1,138                   746
-----------------------------------------------------------------------------------------------------
        Total interest income                                           86,393                86,745
-----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                          5,817                 7,188
        Savings                                                          1,890                 1,863
        Time                                                            22,216                18,427
Interest on short-term borrowings                                        2,887                 2,253
Interest on FHLB borrowings                                              4,665                 5,230
Interest on vehicle financing                                            6,057                 8,964
Interest on long-term debt                                               1,950                 1,999
-----------------------------------------------------------------------------------------------------
        Total interest expense                                          45,482                45,924
-----------------------------------------------------------------------------------------------------
Net interest income                                                     40,911                40,821
Provision for loan and lease losses                                      1,846                   864
-----------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses           39,065                39,957
-----------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                      3,002                 2,582
Vehicle origination and servicing fees                                   5,775                 5,085
Other service charges, commissions, fees                                 6,719                 4,861
Income from fiduciary-related activities                                 1,218                 1,122
Gain on sale of mortgages                                                  583                   411
Income from bank-owned life insurance                                    1,506                 1,440
Other operating income                                                   1,716                 1,560
Investment security gains/(losses)                                           0                     1
-----------------------------------------------------------------------------------------------------

        Total other income                                              20,519                17,062
-----------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                          17,637                16,812
Net occupancy expense                                                    3,026                 2,498
Furniture and equipment expense                                          2,089                 1,968
Amortization of intangible assets                                          898                   784
Vehicle expense                                                          1,301                 1,057
Other operating expenses                                                16,256                14,468
-----------------------------------------------------------------------------------------------------

        Total other expenses                                            41,207                37,587
-----------------------------------------------------------------------------------------------------

Income before income taxes                                              18,377                19,432
Provision for income taxes                                               5,881                 6,024
-----------------------------------------------------------------------------------------------------

NET INCOME                                                             $12,496               $13,408
-----------------------------------------------------------------------------------------------------

Per share information:
        Basic earnings                                                   $0.32                 $0.34
        Diluted earnings                                                 $0.32                 $0.34
        Cash dividends                                                   $0.19                 $0.17
Average shares outstanding:     Basic                                   39,222                39,343
                                Diluted                                 39,455                39,431
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three months ended March 31                                                             2001            2000
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                   $12,496         $13,408
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                 3,597           3,058
              Provision for loan and lease losses                                      1,846             864
              (Gain)/loss on securities transactions                                       0              (1)
              (Gain)/loss on sale of loans                                              (583)           (411)
              (Gain)/loss on sale of other real estate owned                             (20)            (30)
              Mortgage loans originated for resale                                   (21,868)        (25,420)
              Sale of mortgage loans originated for resale                            24,106          26,853
              Leases originated for resale                                                 0         (14,278)
              Decrease in accrued interest receivable                                  3,791             238
              Decrease in accrued interest payable                                    (3,853)        (17,695)
              Decrease in accrued expenses and taxes payable                             709          21,282
              Other, net                                                             (11,001)         (2,662)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              9,220           5,206
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Net increase in restricted short-term investments                             (5,276)              0
        Proceeds from the maturity of investment securities                          243,114          29,130
        Purchase of available-for-sale securities                                   (144,546)        (18,117)
        Purchase of held-to-maturity securities                                            0          (7,887)
        Net (increase)/decrease in loans and leases                                  (27,163)         (6,567)
        Capital expenditures                                                          (1,393)         (1,926)
        Net cash and cash equivalent paid in acquisition                                   0         (11,323)
---------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                  64,736         (16,690)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase in deposits                                                      23,258          44,843
        Net increase/(decrease) in short-term borrowings                              14,558         (25,275)
        Net decrease in FHLB borrowings                                              (64,329)         (3,111)
        Net decrease in vehicle financing                                            (31,714)        (10,526)
        Proceeds from issuance of long-term debt                                           0           5,000
        Proceeds from issuance of common stock                                            31              49
        Cash paid for treasury stock                                                       0          (1,543)
        Dividends paid                                                                (7,452)         (6,295)
---------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                 (65,648)          3,142
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                              8,308          (8,342)
Cash and cash equivalents at January 1                                               155,405         183,229
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                               $163,713        $174,887
===============================================================================================================
Cash and cash equivalents:
        Cash and due from banks                                                     $113,878        $109,598
        Unrestricted short-term investments                                           49,835          65,289
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                               $163,713        $174,887
===============================================================================================================

     Interest paid on deposits, short-term borrowings, and long-term debt was $49,335 in 2001, and $63,619 in 2000. Income taxes paid were $385 in 2001, and
$109 in 2000. Amounts transferred to other real estate owned were $1,452 in 2001, and $1,402 in 2000.

 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                                                      OTHER
                                        COMMON                        RETAINED     COMPREHENSIVE    TREASURY      TOTAL
Three Month Period Ended March 31        STOCK        SURPLUS         EARNINGS        INCOME         STOCK       EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2000              $78,788        $57,873         $292,810      ($13,616)       ($173)     $415,682
 Comprehensive income:
   Net income                                                           13,408                                   13,408
   Change in unrealized gain/(loss)
   on securities, net of taxes of
   ($984) and reclassification
   adjustment of $1                                                                   (2,195)                    (2,195)
-----------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                        13,408        (2,195)                    11,213
 Common stock issued under employee
   benefit plans                             8             20                                          21            49
 Purchase/conversion of treasury stock                                                             (1,543)       (1,543)
 Cash dividends paid:
   Per common share of  $0.17                                           (6,295)                                  (6,295)
-----------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000               $78,796        $57,893         $299,923      ($15,811)     ($1,695)     $419,106
=======================================================================================================================
Balance - January 1, 2001              $78,796        $57,872         $320,020         ($757)     ($2,494)     $453,437
 Comprehensive income:
   Net income                                                           12,496                                   12,496
   Change in unrealized gain/(loss)
    on securities, net of taxes
    of $3,265 and reclassification
    adjustment of $0                                                                   6,816                      6,816
-----------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                        12,496         6,816                     19,312
 Common stock issued under
   employee benefit plans                                   6                                          25            31
 Cash dividends paid:
   Per common share of $0.19                                            (7,452)                                  (7,452)
-----------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2001               $78,796        $57,878         $325,064        $6,059      ($2,469)     $465,328
=======================================================================================================================

ACCOUNTING POLICIES
     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2001 and 2000.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 37 through 39 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
-------------------------------------------------------------------------------------------------------------------------------
                                                                          March 31, 2001               December 31, 2000
                                                                   ---------------------------    -----------------------------
                                                                   Amortized cost   Fair value    Amortized cost   Fair value
-------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                           $2,849       $2,949            $3,249       $3,307
   U.S. Government agencies                                               209,785      211,996           360,276      359,773
   State & municipal                                                       75,012       76,583            63,674       63,922
   Mortgage-backed                                                        462,065      465,656           405,678      403,094
   Corporates                                                              16,372       16,865            16,499       16,641
   Equities                                                                33,092       34,450            34,074       35,548
-------------------------------------------------------------------------------------------------------------------------------
                                                                          799,175      808,499           883,450      882,285
-------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                                            0            0            15,833       16,176
   Mortgage-backed                                                              0            0               486          482
   Corporates                                                               1,907        1,907                 0            0
-------------------------------------------------------------------------------------------------------------------------------
                                                                            1,907        1,907            16,319       16,658
-------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                                      $801,082     $810,406          $899,769     $898,943
-------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES

-------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 2001 and December 31, 2000, were as follows:
-------------------------------------------------------------------------------------------------------------------------------
                                                                         March 31,                 December 31,
                                                                             2001                         2000
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                  $395,567                     $371,320
Real estate - construction                                                282,036                      264,182
Real estate - mortgage                                                  1,935,752                    1,933,772
Consumer                                                                  343,082                      350,707
Leases                                                                    500,044                      513,629
-------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases                                         $3,456,481                   $3,433,610
-------------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
-------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                                        $171,475                     $172,775
Estimated residual value of leases                                        375,373                      391,625
Unearned income under lease contracts                                     (46,804)                     (50,771)
-------------------------------------------------------------------------------------------------------------------------------
        Total leases                                                     $500,044                     $513,629
-------------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans as of March 31, 2001 and December 31, 2000, is presented as follows:
-------------------------------------------------------------------------------------------------------------------------------
                                                                         March 31,                 December 31,
                                                                             2000                         2000
-------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                                   $9,694                       $4,379
Impaired loans with a reserve                                               1,747                        2,970
-------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                              $11,441                       $7,349
-------------------------------------------------------------------------------------------------------------------------------
Reserve for impaired loans                                                   $521                         $866
An analysis of impaired loans for the three month periods ended March 31, 2001 and 2000 is presented as follows:
-------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months ended March 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                             2001                        2000
-------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                         $11,498                     $13,417
Interest income on impaired loans (cash-basis)                                 20                          17

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,             December 31,
                                                                                      2001                    2000
------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 2001 and December 31, 2000, were as follows:
------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                         $218,058                $198,573
Treasury tax and loan notes                                                            1,836                   6,763
------------------------------------------------------------------------------------------------------------------------
    Total short-term borrowings                                                     $219,894                $205,336
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 2001 and December 31, 2000,  was as follows:
------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
    Term notes due July, 2003                                                        $15,000                 $15,000
Parent:
    Senior notes due February, 2003                                                   35,000                  35,000
    Subordinated notes due February, 2005                                             50,000                  50,000
------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                            $100,000                $100,000
------------------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the years ended March 31, 2001 and 2000:
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months ended March 31,
                                               -------------------------------------------------------------------------------------
                                                             2001                                           2000
                                               ---------------------------------------        --------------------------------------
                                                                             Per Share                                  Per Share
                                                Income           Shares        Amount           Income      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders         $12,496          39,222        $0.32           $13,408      39,343        $0.34

Effect of Diluted Securities:
Incentive stock options outstanding                                 233                                         88
                                                                 ------                                     ------
Diluted Earnings per Share:
Income available to common stockholders
  and assumed conversion                        $12,496          39,455        $0.32           $13,408      39,431        $0.34
------------------------------------------------------------------------------------------------------------------------------------

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


     On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp., a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., collectively ("VFAM"), in cash transactions. Since this acquisition was accounted for under the purchase method of accounting for business combinations, the results of operation for VFAM are included with Susquehanna from March 3, 2000 forward.

Earnings Summary
----------------

     Susquehanna's net income for the first quarter of 2001 was $12.5 million, a 7% decrease from net income of $13.4 million in the first quarter of 2000. During the first quarter of 2001, Susquehanna's fee income continued to improve as it increased by 20% from the first quarter of 2000 and represented over 33% of total revenues for the first quarter of 2001. However, this improvement in fee income was more than offset by a 10% increase in operating expenses from first quarter 2000 to first quarter 2001.

     Diluted earnings per share ("EPS") decreased 6% from $0.34 per share for the first quarter of 2000 to $0.32 per share for the first quarter of 2001. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.08% and 11.07%, respectively, in the first quarter of 2001 compared with 1.12% and 13.23%, respectively, in the first quarter of 2000. For the first quarter of 2001, tangible EPS, ROA and ROE were $0.34, 1.16%, and 13.06%, respectively.

     Total assets at March 31, 2001 were $4.7 billion, compared with $4.8 billion at March 31, 2000. Loans of $3.5 billion at March 31, 2001 remained the same as March 31, 2000 levels, while deposits increased from $3.2 billion at March 31, 2000 to $3.3 billion at March 31, 2001. Equity capital was $465 million at March 31, 2001, or $11.86 per share compared to $419 million, or $10.67 per share at March 31, 2000.

Net Interest Income
-------------------

     The major source of operating revenues is net interest income, which rose to a level of $40.9 million in the first quarter of 2001, compared to $40.8 million for the same period in 2000. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 67% for the quarter ended March 31, 2001, and was 70% for the quarter ended March 31, 2000, respectively.

     Net interest income for the first quarter 2001 increased $0.1 million compared to the first quarter of 2000. Average earning assets in the first quarter of 2001 decreased $114 million over the same period in 2000. The net interest margin improved from 3.78% in the first quarter of 2000 to 3.90% in the first quarter of 2001. This increase in margin was due to a 23 basis point increase in the earning asset yield that was partially offset by a 17 basis point increase in the cost of funds. Recent actions by the Federal Reserve to decrease interest rates caused substantial realignment of Susquehanna's balance sheet. During the first quarter of 2001, Susquehanna's asset sensitive balance sheet experienced downward pressure on earning asset returns as loans, whose rates are tied to market rates, priced lower as market rates were reduced. Also, approximately $190 million of callable investment securities paid off early as these debtors refinanced at lower rates. This run-off of investment securities could not be met with loan demand and the monies that were not invested in new securities or new loans were used to retire $64 million in higher cost Federal Home Loan Bank borrowings.

Other Income
------------

     Non-interest income increased $3.5 million, or 20.3%, from $17.1 million in the first quarter of 2000, to $20.5 million in the first quarter of 2001. This increase resulted from an increase in all categories of income. Significant increases were realized in other service charges, commissions and fees of $1.9 million, of which $1.5 million is attributable to VFAM, and vehicle origination and servicing fees of $0.7 million.

     Other income as a percentage of net interest income and other income, was 33% for the quarter ended March 31, 2001 compared with 30% for the comparable period of 2000.

Other Expenses
--------------

     Total non-interest expenses increased $3.6 million from $37.6 million in the first quarter of 2000 to $41.2 million in the first quarter of 2000. The quarter-to-quarter increase was primarily due to increases in salaries and benefits of $0.8 million, occupancy expenses of $0.5 million, and other expense of $1.8 million. The increase in salaries and benefits was primarily due to the acquisition of VFAM, normal annual salary increases, and higher health benefit costs. The increase in occupancy costs is the direct result of the central processing sites from the back-office consolidation which occurred in the second half of 2000 and higher than normal branch system repairs. The increase in other expense was due to several factors: additional costs of auditing services were $0.3 million; additional costs related to the re-engineering project were $0.6 million; increases in merchant credit card expense were $0.3 million; communications expense increased $0.3 million; insurance costs increased $0.3 million, and the impact of VFAM expenses increased $0.5 million.

Income Taxes
------------
     Susquehanna's effective tax rate increased from 31% for the first three months of 2000 to 32% for the first three months of 2001 due to a decrease in tax-advantaged income.

Risk Assets
-----------

     Table 2 shows an increase in non-accrual loans and leases from $20.6 million at December 31, 2000 to $25.7 million at March 31, 2001. This increase is reflective of two commercial real estate transactions that should be resolved in the near future with the risk of loss being minimal. Loans past due 90 days or more and still accruing decreased from $13.8 million at December 31, 2000 to $9.0 million at March 31, 2001. Non-performing assets to period-end loans and OREO increased from 0.60% at December 31, 2000 to 0.74% at March 31, 2001. Loan loss reserve to non-performing loans at March 31, 2001 was 179% compared with 225% at December 31, 2000.

Provision and Allowance for Loan and Lease Losses
-------------------------------------------------

     As illustrated in Table 3, the provision was $1.8 million in the first quarter of 2001, an increase of $1.0 million from the same period in 2000. Net charge-offs were $1.2 million for the three-month period in 2001 versus the 2000 corresponding amount of $2.1 million. The increase in the provision resulted from a lower provision in 2000 due to a reduction in automobile residual value exposure during 2000. While charged-off loans are considerably lower in 2001 compared to the same period in 2000, management will provide for potential losses based upon the characteristics of our current loan portfolio and the current economic environment. Despite the fact that interest rates have been lowered recently, a slowdown of economic growth could occur which could increase the potential for loan and lease losses.

Capital Resources
-----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 2001 was 10.86%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 2001 was 12.64%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 2001 was 8.90%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
-------------------------------------------------------------------------------------------------------------------------
                                                 For the Three Month Period Ended        For the Three Month Period Ended
                                                           March 31, 2001                          March 31, 2000
-----------------------------------------------------------------------------------    ----------------------------------
                                              Average                                   Average
(Dollars in thousands)                        Balance   Interest  Rate (%)              Balance     Interest   Rate (%)
-------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                       $85,416   $1,138    5.40                   $52,753        $746    5.69
Investment securities:
      Taxable                                  759,313   12,193    6.51                   826,355      13,404    6.52
      Tax - advantaged                          77,956    1,386    7.21                   100,090       1,752    7.04
-----------------------------------------------------------------------                 ------------------------------
   Total investment securities                 837,269   13,579    6.58                   926,445      15,156    6.58
-----------------------------------------------------------------------                 ------------------------------
Loans and leases, (net):
      Taxable                                3,370,785   71,420    8.59                 3,427,435      70,716    8.30
      Tax - advantaged                          51,308    1,140    9.01                    52,505       1,160    8.89
-----------------------------------------------------------------------                 ------------------------------

   Total loans and leases                    3,422,093   72,560    8.60                 3,479,940      71,876    8.31
-----------------------------------------------------------------------                 ------------------------------
Total interest - earning assets              4,344,778  $87,276    8.15                 4,459,138     $87,778    7.92
                                                        -------                                       ----------------
Allowance for loan and lease losses            (37,586)                                   (44,674)
Other non - earning assets                     400,945                                    383,403
-------------------------------------------------------                                 ----------
                Total assets                $4,708,137                                  4,797,867
-------------------------------------------------------                                 ----------

Liabilities
Deposits:
      Interest - bearing demand               $814,464   $5,817    2.90                  $798,067      $5,552    2.80
      Savings                                  413,266    1,890    1.85                   422,573       1,863    1.77
      Time                                   1,559,110   22,216    5.78                 1,548,260      20,063    5.21
Short - term borrowings                        215,970    2,887    5.42                   180,842       2,253    5.01
FHLB borrowings                                328,407    4,665    5.76                   366,694       5,230    5.74
Vehicle financing                              335,464    6,057    7.32                   488,164       8,964    7.39
Long - term debt                               100,000    1,950    7.91                    96,399       1,999    8.34
                                           ------------ -------- ------                 ----------    --------   -----

Total interest - bearing liabilities         3,766,681  $45,482    4.90                 3,900,999     $45,924    4.73
                                                        --------                                      ----------------
Demand deposits                                433,246                                    428,910
Other liabilities                               53,950                                     60,224
-------------------------------------------------------                                 ---------
              Total liabilities              4,253,877                                  4,390,133
-------------------------------------------------------                                 ---------
Equity                                         454,260                                    407,734
-------------------------------------------------------                                 ---------
  Total liabilities & stockholders' equity  $4,708,137                                  4,797,867
-------------------------------------------------------                                 ---------
Net interest income / yield on
      average earning assets                            $41,794    3.90                               $41,854    3.78
                                                        ----------------                              ----------------

    For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same baisis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                    March 31,         December 31,      March 31,
(Dollars in thousands)                                                                 2001              2000              2000
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                                 $21,100           $16,541           $20,894
        Restructured accrual loans                                                        0                 0                 0
        Other real estate owned                                                       4,623             4,039             3,946
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                          $25,723           $20,580           $24,840
--------------------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                                                       0.74%             0.60%             0.71%
Loans and leases contractually
   past due 90 days and still accruing                                               $8,961           $13,798           $10,338


--------------------------------------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Three Months Ended March 31,
(Dollars in thousands)                                                                                   2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                                         $37,187           $44,493
        Additions charged to operating expenses                                                         1,846               864
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       39,033            45,357
--------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                                                    (1,585)           (2,655)
        Recoveries                                                                                        400               537
--------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                                                          (1,185)           (2,118)
--------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                                                  $37,848           $43,239
--------------------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases(annualized)                                     0.14%             0.24%
Allowance as a percent of period-end loans and leases                                                    1.09%             1.25%

Average loans and leases                                                                           $3,422,093        $3,479,940
Period-end loans and leases                                                                         3,456,481         3,471,686

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
----------------------------------------

ABOUT MARKET RISK
-----------------

     The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Due to the nature of its operations, only interest rate and liquidity risks are significant to Susquehanna.

Liquidity Risk
--------------

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2001, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $557 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $36 million at March 31, 2001. These maturing investments
represent 4% of total investment securities.   Unrestricted short-term
investments amounted to $50 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

Interest Rate Risk
------------------

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

     At March 31, 2001, Susquehanna continues to be a slightly asset sensitive institution. Consequently, a further decline in interest rates could have a negative effect on Susquehanna's net interest income.

PART II.  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits. The exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K are filed herewith or incorporated by reference.

     b). Report on Form 8 - K On March 6, 2001, the Registrant filed a report on Form 8-K regarding management succession and executive appointments.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUSQUEHANNA BANCSHARES, INC.



May 9, 2001                                 /s/ Robert S. Bolinger
                                            ------------------------------------
                                            Robert S. Bolinger
                                            Chairman and Chief Executive Officer



May 9, 2001                                 /s/ Drew K. Hostetter
                                            ------------------------------------
                                            Drew K. Hostetter
                                            Senior Vice President, Treasurer,
                                            and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Numbers    Description and Method of Filing

     (3)  (i)   Articles of Incorporation. Incorporated by reference to
                Attachment E to the Registrant's Joint Proxy
                Statement/Prospectus on the Registrant's Registration Statement on Form S-4, Registration No. 33-13276 and to Exhibit 3.3 of the
                Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

          (ii) By-laws. Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     (4) Instruments defining the rights of security holders including indentures. The rights of the holders of the Registrant's common stock and the rights of the Registrant's note holders are contained in the following documents or instruments, which are incorporated herein by reference.

          (i) Articles of Incorporation. Incorporated by reference to Attachment E to the Registrant's Joint Proxy
                Statement/Prospectus on the Registrant's Registration Statement on Form S-4, Registration No. 33-76319 and to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

          (ii) By-laws. Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

          (iii) Form of Subordinated Note/Indenture incorporated by reference to
                Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 33-87624.