Form 10-Q
period 2001-06-30
SUSQUEHANNA BANCSHARES INC
filed 2001-08-07
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-10674

                         SUSQUEHANNA BANCSHARES, INC.
                         ----------------------------
            (Exact name of Registrant as specified in its Charter)

          Pennsylvania                                    23-2201716
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                          Identification No.)


                             26 North Cedar Street
                          Lititz, Pennsylvania  17543
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

As of July 31, 2001 the Registrant had 39,271,078 shares of common stock outstanding.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX

                                                                                SEQUENTIAL
                                                                                  PAGE
                                                                                REFERENCE
PART I.  FINANCIAL INFORMATION                                                      3

Item 1.    FINANCIAL STATEMENTS                                                     3

           Consolidated Balance Sheets - as of June 30, 2001 and 2000
               and December 31, 2000                                                3

           Consolidated Statements of Income - for the three months ended
               and six months ended June 30, 2001 and 2000                          4

           Consolidated Statements of Cash Flow - for the six months
               periods ended June 30, 2001 and 2000                                 5

           Notes to Consolidated Financial Statements                           6 - 8


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE  RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION                              9 - 14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         15 - 16

PART II        OTHER INFORMATION                                                   17

Item 4.        SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                                            17 - 18

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                    19

               SIGNATURES                                                          19

               EXHIBIT INDEX                                                       20

PART I. FINANCIAL INFORMATION
   Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                         June 30       December 31          June 30
(Dollars in thousands)                                                      2001              2000             2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $  119,013        $  129,101       $  122,897
Short-term investments - restricted                                       35,823            32,731            4,774
Short-term investments - unrestricted                                     39,282            26,304           37,398
Investment securities available for sale                                 954,562           882,285          860,788
Investment securities held to maturity
    (Fair values of $1,865; $16,658; and $25,964)                          1,865            16,319           25,662
Loans and leases, net of unearned income                               3,481,729         3,433,610        3,466,420
Less: Allowance for loan and lease losses                                 38,407            37,187           41,609
---------------------------------------------------------------------------------------------------------------------
    Net loans and leases                                               3,443,322         3,396,423        3,424,811
---------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                              57,459            58,303           56,769
Accrued income receivable                                                 22,688            26,775           24,976
Bank-owned life insurance                                                116,946           113,865          110,952
Other assets                                                             116,589           110,750          141,782
---------------------------------------------------------------------------------------------------------------------
    Total assets                                                      $4,907,549        $4,792,856       $4,810,809
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
    Demand                                                            $  482,101        $  462,297       $  476,964
    Interest-bearing demand                                              807,497           817,866          887,436
    Savings                                                              422,863           413,878          415,631
    Time                                                               1,304,432         1,303,297        1,218,666
    Time of $100 or more                                                 248,559           251,675          204,992
---------------------------------------------------------------------------------------------------------------------
         Total deposits                                                3,265,452         3,249,013        3,203,689
---------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                    210,968           205,336          192,485
FHLB borrowings                                                          508,074           367,954          413,789
Vehicle financing                                                        284,723           357,522          411,884
Long-term debt                                                           100,000           100,000          100,000
Accrued interest, taxes, and expenses payable                             48,327            42,382           41,948
Other liabilities                                                         16,341            17,212           20,826
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                             4,433,885         4,339,419        4,384,621
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
    Authorized: 100,000,000 ($2.00 par value)
    Issued:  39,398,190                                                   78,796            78,796           78,796
Surplus                                                                   57,766            57,872           57,861
Retained earnings                                                        331,820           320,020          306,239
Accumulated other comprehensive income, net of taxes of $4,216;
    ($408) and ($7,651), respectively                                      7,462              (757)         (14,898)
Less: Treasury stock, (133,112; 176,798; and 128,951
    common shares at cost, respectively)                                   2,180             2,494            1,810
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           473,664           453,437          426,188
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'                                   $4,907,549        $4,792,856       $4,810,809
    equity
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------       ------------------------------------
                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30                                June 30
-----------------------------------------------------------------------------------------       ------------------------------------
(Dollars in thousands, except per share )                        2001           2000                       2001         2000
-----------------------------------------------------------------------------------------       ------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                             $71,526       $72,950                    $143,687     $144,416
Interest on investment securities: Taxable                         11,403        13,271                      23,596       26,675
                                   Tax-exempt                         848         1,082                       1,749        2,209
Interest on short-term investments                                  1,056           747                       2,194        1,493
-----------------------------------------------------------------------------------------       ------------------------------------
        Total interest income                                      84,833        88,050                     171,226      174,793
-----------------------------------------------------------------------------------------       ------------------------------------

INTEREST EXPENSE
        Interest on deposits:
        Interest-bearing demand                                     4,830         6,877                      10,647       14,065
        Savings                                                     1,703         1,814                       3,593        3,677
        Time                                                       21,537        19,118                      43,753       37,544
Interest on short-term borrowings                                   2,175         3,063                       5,062        5,314
Interest on FHLB borrowings                                         4,692         5,802                       9,357       11,032
Interest on vehicle financing                                       5,425         7,895                      11,482       16,860
Interest on long-term debt                                          1,934         1,837                       3,884        3,836
-----------------------------------------------------------------------------------------       ------------------------------------
        Total interest expense                                     42,296        46,406                      87,778       92,328
-----------------------------------------------------------------------------------------       ------------------------------------
Net interest income                                                42,537        41,644                      83,448       82,465
Provision for loan and lease losses                                 1,833           643                       3,679        1,507
-----------------------------------------------------------------------------------------       ------------------------------------

Net interest income after provision for loan and lease losses      40,704        41,001                      79,769       80,958
-----------------------------------------------------------------------------------------       ------------------------------------

OTHER INCOME
Service charges on deposit accounts                                 3,269         2,795                       6,271        5,378
Vehicle origination and servicing fees                              6,277         5,581                      12,052       10,666
Other service charges, commissions, fees                            4,915         5,288                      11,634       10,149
Income from fiduciary-related activities                            1,313         1,111                       2,531        2,233
Gain on sale of loans and leases                                    2,374           529                       2,957          940
Income from bank-owned life insurance                               1,574         1,405                       3,080        2,845
Other operating income                                              1,469         1,782                       3,185        3,342
Investment security gains/(losses)                                      0           (15)                          0          (14)
-----------------------------------------------------------------------------------------       ------------------------------------

        Total other income                                         21,191        18,476                      41,710       35,539
-----------------------------------------------------------------------------------------       ------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                     18,551        17,010                      36,188       33,822
Net occupancy expense                                               2,734         2,484                       5,760        4,982
Furniture and equipment expense                                     1,925         2,044                       4,014        4,012
Amortization of intangible assets                                     861           829                       1,759        1,613
Vehicle expense                                                     1,243         2,944                       2,544        3,668
Restructuring charge                                                    0          (900)                          0         (900)
Other operating expenses                                           15,973        15,282                      32,229       30,084
-----------------------------------------------------------------------------------------       ------------------------------------

        Total other expenses                                       41,287        39,693                      82,494       77,281
-----------------------------------------------------------------------------------------       ------------------------------------

Income before income taxes                                         20,608        19,784                      38,985       39,216
Provision for income taxes                                          6,400         6,133                      12,281       12,157
-----------------------------------------------------------------------------------------       ------------------------------------

NET INCOME                                                        $14,208       $13,651                    $ 26,704     $ 27,059
-----------------------------------------------------------------------------------------       ------------------------------------

Per share information:
        Basic earnings                                            $  0.36       $  0.35                    $   0.68     $   0.69
        Diluted earnings                                          $  0.36       $  0.35                    $   0.68     $   0.69
        Cash dividends                                            $  0.19       $  0.17                    $   0.38     $   0.34
Average shares outstanding:  Basic                                 39,224        39,262                      39,223       39,299
                             Diluted                               39,494        39,326                      39,475       39,375
-----------------------------------------------------------------------------------------       ------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six months ended June 30                                                                        2001                         2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                         $  26,704                     $ 27,059
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                         6,629                        6,831
              Provision for loan and lease losses                                              2,909                        1,507
              (Gain)/loss on securities transactions                                             (18)                          14
              Gain on sale of loans and leases                                                (2,957)                        (940)
              Gain on sale of other real estate owned                                            (43)                         (32)
              Mortgage loans originated for resale                                           (52,416)                     (61,324)
              Sale of mortgage loans originated for resale                                    56,308                       62,408
              Leases acquired/originated for resale                                         (116,643)                    (167,247)
              Sale of leases aquired/originated for resale                                   118,392                      144,834
              Decrease/(increase) in accrued interest receivable                               4,087                       (1,213)
              Decrease in accrued interest payable                                            (1,893)                      (9,770)
              Decrease in accrued expenses and taxes payable                                   7,838                       16,972
              Other, net                                                                     (16,377)                     (11,464)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     32,520                        7,635
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Proceeds from the sale of available-for-sale securities                                    -                        3,833
        Proceeds from the maturity of investment securities                                  354,259                       59,890
        Purchase of available-for-sale securities                                           (399,834)                     (32,877)
        Purchase of held-to-maturity securities                                                    0                       (7,887)
        Net increase in loans and leases                                                     (53,996)                      (2,463)
        Capital expenditures                                                                  (1,664)                      (4,659)
        Net cash and cash equivalents paid in acquisition                                                                 (11,323)
        Net (increase)/decrease in restricted short-term investments                          (3,092)                       2,530
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (104,327)                       7,044
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase in deposits                                                              16,439                       23,169
        Net increase/(decrease) in short-term borrowings                                       5,632                      (15,022)
        Net increase in FHLB borrowings                                                      140,120                       41,375
        Net decrease in vehicle financing                                                    (72,799)                     (70,220)
        Proceeds from issuance of long-term debt                                                   0                        5,000
        Proceeds from issuance of common stock                                                   208                          389
        Cash paid for treasury stock                                                               0                       (2,030)
        Dividends paid                                                                       (14,904)                     (12,970)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from/(used for) financing activities                                        74,696                      (30,309)
---------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                      2,889                      (15,630)
Cash and cash equivalents at January 1                                                       155,405                      175,925
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at June 30                                                       $ 158,294                     $160,295
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
        Cash and due from banks                                                            $ 119,012                     $122,897
        Short-term investments - unrestricted                                                 39,282                       37,398
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                       $ 158,294                     $160,295
---------------------------------------------------------------------------------------------------------------------------------

     Interest paid on deposits, short-term borrowings, and long-term debt was $89,670 in 2001, and $102,098 in 2000. Income taxes paid were $636 in 2001, and
$135 in 2000. Amounts transferred to other real estate owned were $2,498 in 2001, and $1,198 in 2000.


The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                   COMMON             RETAINED  COMPREHENSIVE   TREASURY      TOTAL
Six Month Periods Ended June 30                                     STOCK   SURPLUS   EARNINGS     INCOME           STOCK    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2000                                          $78,788   $57,873   $292,150  ($13,616)        ($173)   $415,022
  Comprehensive income:
     Net income                                                                          27,059                              27,059
     Change in unrealized gain/(loss) on securities, net of
       taxes of ($690) and reclassification adjustment of ($15)                                    (1,282)                   (1,282)
------------------------------------------------------------------------------------------------------------------------------------
              Total comprehensive income                                                319,209   (14,898)                   25,777
  Common stock issued under
     employee benefit plans                                              8       (12)                               393         389
  Purchase/conversion of treasury stock                                                                          (2,030)     (2,030)
  Cash dividends paid:
     Per common share of  $0.34                                                         (12,970)                            (12,970)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                                            $78,796   $57,861   $306,239  ($14,898)      ($1,810)   $426,188
====================================================================================================================================

Balance - January 1, 2001                                          $78,796   $57,872   $320,020     ($757)       ($2,494)  $453,437
  Comprehensive income:
     Net income                                                                          26,704                              26,704
     Change in unrealized gain/(loss) on securities, net of
       taxes of $4,216 and reclassification adjustment of $0                                        8,219                     8,219
------------------------------------------------------------------------------------------------------------------------------------
              Total comprehensive income                                                346,724     7,462                    34,923
  Common stock issued under
     employee benefit plans                                                     (106)                                314        208
  Cash dividends paid:
     Per common share of  $0.38                                                         (14,904)                            (14,904)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001                                            $78,796   $57,766   $331,820    $7,462        ($2,180)  $473,664
====================================================================================================================================

ACCOUNTING POLICIES
     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2001 and 2000. All adjustments have been of a normal, recurring nature.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 37 through 39 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     On July 20, 2001, the FASB issued Statements of Accounting Standards
No. 141 ( FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

     FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are : (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. Management has reviewed FAS 141 and has determined that the statement has no effect on its current financial position or results of operations.

     FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provision of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Management has not yet determined the effect of adopting FAS 142 and is unable to anticipate its effect on the Company's financial condition or results of operations. Management estimates amortization expense for the current year to be approximately $3.9 million.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                       June 30, 2001                       December 31, 2000
                                                              ---------------------------------   ----------------------------------
                                                              Amortized cost        Fair value    Amortized  cost        Fair value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury                                               $  1,700            $   1,792     $      3,249           $  3,307
     U.S. Government agencies                                     131,695              133,751          360,276            359,773
     State & municipal                                             69,048               70,607           63,674             63,922
     Mortgage-backed                                              665,753              671,035          405,678            403,094
     Corporates                                                    38,129               38,889           16,499             16,641
     Equities                                                      36,560               38,488           34,074             35,548
------------------------------------------------------------------------------------------------------------------------------------
                                                                  942,885              954,562          883,450            882,285
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity
     U.S. Government agencies                                    $      0            $       0     $          0           $      0
     State & municipal                                              1,865                1,865           15,833             16,176
     Mortgage-backed                                                    0                    0              486                482
------------------------------------------------------------------------------------------------------------------------------------
                                                                    1,865                1,865           16,319             16,658
------------------------------------------------------------------------------------------------------------------------------------
          Total investment securities                            $944,750            $ 956,427     $    899,769           $898,943
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 2001 and December 31, 2000, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,                         December 31,
                                                                    2001                                  2000
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                       $  411,075                           $    371,320
Real estate - construction                                       316,495                                264,182
Real estate - mortgage                                         1,928,479                              1,933,772
Consumer                                                         334,142                                350,707
Leases                                                           491,538                                531,629
------------------------------------------------------------------------------------------------------------------------------------
          Total loans and leases                              $3,481,729                           $  3,433,610
------------------------------------------------------------------------------------------------------------------------------------
Net investment in direct financing leases is as follows:
------------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                             $  181,935                           $    172,775
Estimated residual value of leases                               358,465                                391,625
Unearned income under lease contracts                            (48,862)                               (50,771)
------------------------------------------------------------------------------------------------------------------------------------
          Total leases                                        $  491,538                           $    531,629
------------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of June 30, 2001 and December 31, 2000, is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,                         December 31,
                                                                    2001                                 2000
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                      $    8,280                           $      4,379
Impaired loans with a reserve                                      1,256                                  2,970
------------------------------------------------------------------------------------------------------------------------------------
          Total impaired loans                                $    9,536                           $      7,349
------------------------------------------------------------------------------------------------------------------------------------
Reserve for impaired loans                                    $      562                           $        866
------------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and six month periods ended June 30, 2001 and 2000 is presented as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended June 30,             Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2001                2000             2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                             $   10,047             $ 10,359       $    10,773           $ 11,888
Interest income on impaired loans (cash-basis)                        98                  185               116                202

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,                  December 31,
                                                                                               2001                          2000
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 2001 and December 31, 2000, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                 $  193,125                  $ 198,573
Treasury tax and loan notes                                                                      7,591                      6,763
Federal funds purchased                                                                         10,252                          0
------------------------------------------------------------------------------------------------------------------------------------
     Total short-term borrowings                                                            $  210,968                  $ 205,336
====================================================================================================================================
Long-term debt at June 30, 2001 and December 31, 2000, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
     Term note due July, 2003                                                               $   15,000                  $  15,000
Parent:
     Senior notes due February, 2003                                                            35,000                     35,000
     Subordinated notes due February, 2005                                                      50,000                     50,000
------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                   $  100,000                  $ 100,000
====================================================================================================================================

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following table sets forth the calculation of basic and diluted earnings per share for the periods ended June 30, 2001 and 2000:
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                  2001                                         2000
                                                 ---------------------------------------      --------------------------------------
                                                                              Per Share                                    Per Share
                                                  Income         Shares         Amount         Income         Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders           $14,208        39,224       $  0.36          $13,651        39,262         $  0.35

Effect of Diluted Securities:
Incentive stock options outstanding                                 270                                           64
                                                               --------                                     --------

Diluted Earnings per Share:
Income available to common stockholders
     and assumed conversion                       $14,208        39,494       $  0.36          $13,651        39,326         $  0.35
====================================================================================================================================

                                                 -----------------------------------------------------------------------------------
                                                                         For the six months ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                  2001                                         2000
                                                 ---------------------------------------      --------------------------------------
                                                                              Per Share                                    Per Share
                                                  Income         Shares         Amount         Income         Shares         Amount
                                                 -----------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders           $26,704        39,223       $  0.68          $27,059        39,299         $  0.69

Effect of Diluted Securities:
Incentive stock options outstanding                                 252                                           76
                                                               --------                                     --------

Diluted Earnings per Share:
Income available to common stockholders
     and assumed conversion                       $26,704        39,475       $  0.68          $27,059        39,375         $  0.69
====================================================================================================================================

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

Earnings Summary
----------------

     Susquehanna's net income for the second quarter of 2001 was $14.2 million, a 4.1% increase from net income of $13.7 million in the second quarter of 2000. For the first six months of 2001, net income declined 1.3% to $26.7 million from $27.0 million for the same period during 2000. During the second quarter of 2001, Susquehanna's fee income continued to improve as it increased by 15% from the second quarter of 2000 and represented over 33% of total revenues for the second quarter of 2001. During the first six months of 2001, Susquehanna's fee income increased by 17% from the comparable period of 2000 and represented over 33% of total revenues for the first six months of 2001. However, this improvement in fee income was more than offset by increases in operating expenses and the loan loss provision for the comparable six month periods.

     Diluted earnings per share ("EPS") increased 2.9% from $0.35 per share for the second quarter of 2000 to $0.36 per share for the second quarter of 2001. Diluted EPS decreased 1.4% for the six months ended June 30, 2001 to $.68 from $.69 for the same period in 2000. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.20% and 12.15%, respectively, in the second quarter of 2001 compared with 1.15% and 13.18%, respectively, in the second quarter of 2000. ROA and ROE were 1.14% and 11.67%, respectively, for the six months ended June 30, 2001 as compared to 1.14% and 13.20%, respectively, for the same period ended June 30, 2000. For the second quarter of 2001, tangible EPS, ROA and ROE were $0.38, 1.28%, and 14.19%, respectively, and for the six months ended June 30, 2001, tangible EPS, ROA and ROE were $.72, 1.22% and 13.69%, respectively.

     Total assets at June 30, 2001 were $4.9 billion, compared with $4.8 billion at June 30, 2000. Loans of $3.5 billion at June 30, 2001 remained consistent with the June 30, 2000 levels, while deposits increased from $3.2 billion at June 30, 2000 to $3.3 billion at June 30, 2001. Equity capital was $474 million at June 30, 2001, or $12.06 per share compared to $426 million, or $10.85 per share, at June 30, 2000.

Net Interest Income
-------------------

     The major source of operating revenues is net interest income, which rose to a level of $42.5 million in the second quarter of 2001, compared to $41.6 million for the same period in 2000. For the six months ended June 30, 2001, net interest income was $83.4 million compared with $82.5 million for the same period of 2000. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 67% for the quarter ended June 30, 2001, and was 69% for the quarter ended June 30, 2000. For the six month period ended June 30, 2001 and 2000, net interest income as a percentage of net interest income and other income was 67% and 70%, respectively.

     Net interest income for the second quarter 2001 increased $0.9 million compared to the second quarter of 2000. This improvement was due to an increase in net interest margin from 3.88% in the second quarter of 2000 to 3.97% in the second quarter of 2001 offset by a decrease in average earning assets for the same periods of $55 million. This increase in margin was due to a 31 basis point decrease in the cost of funds offset by a 24 basis point decrease in the earning asset yield as interest rates have been declining since the third quarter of 2000.

     Net interest income for the six months ended June 30, 2001 increased $1.0 million compared to the same period in 2000. This improvement was due to an increase in net interest margin from 3.83% in 2000 to 3.94% in 2001 for the comparable six month periods offset by a decrease in average earning assets for the same periods of $85 million. This increase in the interest margin was due to a 7 basis point decrease in the cost of funds offset by a 1 basis point decline in the earning asset yield as rates have been declining since the third quarter of 2000.

Other Income
------------

     Non-interest income increased $2.7 million, or 14.7%, from $18.5 million in the second quarter of 2000, to $21.2 million in the second quarter of 2001 and $6.2 million, or 17.4%, from $35.5 million to $41.7 million for the six months ended June 30, 2001 and 2000, respectively. The quarter to quarter increase of $2.7 million was primarily due to a $1.7 million pre-tax gain realized on the repurchase and sale of $119 million of auto leases and increases in vehicle origination and servicing fees of $0.7 million. The six month increase of $6.2 million was primarily due to the pre-tax gain noted above plus increases in deposit service charges ($0.9 million), vehicle origination and servicing fees ($1.4 million), asset management fees ($1.0 million) and credit card merchant fees ($0.6 million).

     Other income as a percentage of net interest income and other income, was 33% for the quarter ended June 30, 2001 compared with 31% for the comparable period of 2000. For the six months ended June 30, 2001 and 2000, other income as a percentage of net interest income and other income was 33% and 30%, respectively.

Other Expenses
--------------

     Total non-interest expenses increased $1.6 million from $39.7 million in the second quarter of 2000 to $41.3 million in the second quarter of 2001. The quarter-to-quarter increase was primarily due to increases in salaries and benefits of $1.5 million resulting from normal annual salary increases, recent branch openings, new revenue-producing positions and higher health benefit costs. For the six month period ended June 30, 2001, total non-interest income increased $5.2 million from $77.3 million for the corresponding period ended June 30, 2000 to $82.5 million. This increase was primarily due to increases in salaries and benefits ($2.4 million), occupancy expense ($0.8 million), the 2000 restructuring credit ($0.9 million), communications expense ($0.5 million) and credit card merchant servicing expense ($0.5 million). The increase in salaries and benefits is due to the same factors noted above while the increases in occupancy and communications are due to recent branch openings and the central processing sites from the back office consolidation which opened in the second half of 2000.

Income Taxes
------------

     Susquehanna's effective tax rate increased to 31.5% for the six months ended June 30, 2001 from 31.0% for the six months ended June 30, 2000 due to a decrease in tax-advantaged income.

Risk Assets
-----------

     Table 2 shows an increase in total non-performing assets from $20.6 million at December 31, 2000 to $23.5 million at June 30, 2001. However, loans past due 90 days or more and still accruing decreased from $13.8 million at December 31, 2000 to $8.5 million at June 30, 2001. Non-performing assets to period-end loans and OREO increased from 0.60% at December 31, 2000 to 0.67% at June 30, 2001. Loan loss reserve to non-performing loans at June 30, 2001 was 205% compared with 225% at December 31, 2000.

Provision and Allowance for Loan and Lease Losses
-------------------------------------------------

     As illustrated in Table 3, the provision was $1.8 million in the second quarter of 2001, an increase of $1.2 million from the same period in 2000. Net charge-offs were $1.3 million for the three-month period ended June 30, 2001 versus the 2000 corresponding amount of $2.2 million. For the six months ended June 30, 2001, the provision was $3.7 million, an increase of $2.2 million from the $1.5 million provision for the first six months of 2000, while net charge-offs decreased from $4.4 million in 2000 to $2.5 million in 2001 for the comparable six month periods. The increase in the provision resulted from a lower provision in 2000 due to a reduction in automobile residual value exposure during 2000. While charged-off loans are considerably lower in 2001 compared to the same period in 2000, management will provide for potential losses based upon the characteristics of our current loan portfolio and the current economic environment. Despite the fact that interest rates have been lowered recently, a slowdown of economic growth could occur which could increase the potential for loan and lease losses.

Capital Resources
-----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 2001 was 10.93%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at June 30, 2001 was 12.71%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 2001 was 8.97%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
--------------------------------------------------------------------------------------------------------------------------------
                                                    For the Three Month Period Ended            For the Three Month Period Ended
                                                             June 30, 2001                               June 30, 2000
-------------------------------------------------------------------------------------     --------------------------------------
                                                   Average                                      Average
(Dollars in thousands)                             Balance      Interest     Rate (%)           Balance     Interest   Rate (%)
--------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                       $   97,525      $ 1,056        4.34           $   51,849     $   747       5.79
Investment securities:
      Taxable                                     724,971       11,403        6.31              818,555      13,271       6.52
      Tax - advantaged                             73,511        1,305        7.12               92,690       1,656       7.19
-------------------------------------------------------------------------------------------------------------------------------

   Total investment securities                    798,482       12,708        6.38              911,245      14,927       6.59
-------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                   3,430,843       70,953        8.30            3,405,645      72,147       8.52
      Tax - advantaged                             42,677          882        8.29               55,703       1,231       8.86
-------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                       3,473,520       71,835        8.29            3,461,348      73,378       8.53
-------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets                 4,369,527      $85,598        7.86            4,424,442     $89,052       8.10
                                                              --------------------                        ---------------------
Allowance for loan and lease losses               (38,501)                                      (42,266)
Other non - earning assets                        422,523                                       403,429
---------------------------------------------------------                                    ----------
                Total assets                   $4,753,549                                    $4,785,605
---------------------------------------------------------                                    ----------
Liabilities
Deposits:
      Interest - bearing demand                $  811,649      $ 4,830        2.39           $  907,722     $ 6,877       3.05
      Savings                                     421,301        1,703        1.62              419,611       1,814       1.74
      Time                                      1,554,427       21,537        5.56            1,413,231      19,118       5.44
Short - term borrowings                           213,688        2,175        4.08              192,730       3,063       6.39
FHLB borrowings                                   348,472        4,692        5.40              393,358       5,802       5.93
Vehicle financing                                 305,629        5,425        7.12              434,595       7,895       7.31
Long-term debt                                    100,000        1,934        7.76              100,000       1,837       7.39
-------------------------------------------------------------------------------------------------------------------------------

Total interest - bearing liabilities            3,755,166      $42,296        4.52            3,861,247     $46,406       4.83
                                                               -------------------                          -------------------
Demand deposits                                   464,800                                       446,518
Other liabilities                                  64,716                                        61,308
---------------------------------------------------------                                    ----------
              Total liabilities                 4,284,682                                     4,369,073
---------------------------------------------------------                                    ----------
Equity                                            468,865                                       416,532
---------------------------------------------------------                                    ----------
  Total liabilities & stockholders' equity     $4,753,547                                    $4,785,605
---------------------------------------------------------                                    ----------

Net interest income / yield on
      average earning assets                                   $43,302        3.97                          $ 42,646      3.88
                                                               -------------------                          -------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                  For the Six Month Period Ended               For the Six Month Period Ended
                                                          June 30, 2001                                June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                  Average                                      Average
(Dollars in thousands)                            Balance       Interest   Rate (%)            Balance    Interest      Rate (%)
----------------------------------------------------------------------------------      ----------------------------------------
Assets
Short - term investments                       $   91,504      $  2,194       4.84           $   52,301   $  1,493         5.74
Investment securities:
      Taxable                                     742,047        23,596       6.41              822,455     26,675         6.52
      Tax - advantaged                             75,721         2,691       7.17               96,390      3,398         7.09
----------------------------------------------------------------------------------      ---------------------------------------
   Total investment securities                    817,768        26,287       6.48              918,845     30,073         6.58
----------------------------------------------------------------------------------      ---------------------------------------
Loans and leases, (net):
      Taxable                                   3,400,978       142,374       8.44            3,416,540    142,864         8.41
      Tax - advantaged                             46,969         2,020       8.67               54,104      2,388         8.88
----------------------------------------------------------------------------------      ---------------------------------------
   Total loans and leases                       3,447,947       144,394       8.45            3,470,644    145,252         8.42
----------------------------------------------------------------------------------      ---------------------------------------

Total interest - earning assets                 4,357,219      $172,875       8.00            4,441,790   $176,818         8.01
                                                               -------------------                        ---------------------
Allowance for loan and lease losses               (38,046)                                      (43,470)
Other non - earning assets                        411,794                                       393,416
---------------------------------------------------------                                    ----------
                Total assets                   $4,730,967                                    $4,791,736
---------------------------------------------------------                                    ----------

Liabilities
Deposits:
      Interest - bearing demand                $  813,050      $ 10,647       2.64           $  928,690   $ 14,065         3.05
      Savings                                     417,306         3,593       1.74              421,092      3,677         1.76
      Time                                      1,556,755        43,753       5.67            1,404,950     37,544         5.37
Short - term borrowings                           214,823         5,062       4.75              191,786      5,314         5.57
FHLB borrowings                                   338,495         9,357       5.57              380,026     11,032         5.84
Vehicle financing                                 320,464        11,482       7.23              456,379     16,860         7.43
Long-term debt                                    100,000         3,884       7.83               98,200      3,836         7.86
----------------------------------------------------------------------------------      ---------------------------------------
Total interest - bearing liabilities            3,760,893      $ 87,778       4.71            3,881,123   $ 92,328         4.78
                                                             ---------------------                        ---------------------
Demand deposits                                   449,111                                       437,714
Other liabilities                                  59,363                                        60,766
---------------------------------------------------------                               ---------------
              Total liabilities                 4,269,367                                     4,379,603
---------------------------------------------------------                               ---------------
Equity                                            461,602                                       412,133
---------------------------------------------------------                               ---------------
  Total liabilities & stockholders' equity     $4,730,969                                    $4,791,736
---------------------------------------------------------                               ---------------

Net interest income / yield on
      average earning assets                                   $ 85,097       3.94                        $ 84,490         3.83
                                                             ---------------------                        ---------------------

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS

-----------------------------------------------------------------------------------------------------------------------

                                                                         June 30,       December 31,       June 30,
(Dollars in thousands)                                                     2001             2000             2000
-----------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                                     $   18,696       $   16,541        $   17,480
        Restructured accrual loans                                               0                0                 0
        Other real estate owned                                              4,824            4,039             3,719
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                              $   23,520       $   20,580        $   21,199
-----------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                                               0.67%            0.60%             0.61%
Loans and leases contractually past due 90 days
        and still accruing                                              $    8,494       $   13,798        $    7,668

--------------------------------------------------------------------------------
TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------

                                                       Three Months Ended June 30,          Six Months Ended June 30,
(Dollars in thousands)                                    2001                2000           2001                2000
-----------------------------------------------------------------------------------------------------------------------
Baalance - Beginning of period                         $  37,848        $   43,211       $   37,187        $   44,465
        Additions charged to operating expenses            1,833               643            3,679             1,507
-----------------------------------------------------------------------------------------------------------------------
                                                          39,681            43,854           40,866            45,972
-----------------------------------------------------------------------------------------------------------------------
        Charge-offs                                       (1,960)           (2,629)          (3,545)           (5,284)
        Recoveries                                           686               384            1,086               921
-----------------------------------------------------------------------------------------------------------------------
              Net charge-offs                             (1,274)           (2,245)          (2,459)           (4,363)
-----------------------------------------------------------------------------------------------------------------------
Balance - Period end                                   $  38,407        $   41,609       $   38,407        $   41,609
-----------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and
        leases (annualized)                                 0.15%             0.26%            0.14%             0.25%
Allowance as a percent of period-end loans and
        leases                                              1.10%             1.20%            1.10%             1.20%
Average loans and leases                              $3,473,520        $3,461,348       $3,447,947        $3,470,644
Period-end loans and leases                            3,481,729         3,466,420        3,481,729         3,466,420

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

Liquidity Risk
--------------

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2001, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $397 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $76 million at June 30, 2001. These maturing investments represent 8% of total investment securities. Unrestricted short-term investments amounted to $39 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

     At June 30, 2001, Susquehanna continues to be a slightly asset sensitive institution. Consequently, a further decline in interest rates could have a negative effect on Susquehanna's net interest income.

PART II. OTHER INFORMATION
         -----------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual Meeting of Shareholders was held on May 25, 2001. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for directors set forth in the Proxy Statement and all such nominees were elected.

     a). The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-Voted). The terms of office of Robert S. Bolinger, Owen O. Freeman, Henry H. Gibbel, C. William Hetzer, Guy W. Miller, Jr., George J. Morgan, William J. Reuter, Roger Wiest, and Michael J. Wimmer continued after the meeting.

         NOMINEE                                 COMMON STOCK
         -------                                 ------------

         Wayne E. Alter, Jr.
               For                                 32,232,031
               Withhold / abstain                     536,997
               Not present                          6,296,724
               Broker non-voted                       157,360

         James G. Apple
               For                                 32,244,905
               Withhold / abstain                     524,123
               Not present                          6,296,724
               Broker non-voted                       157,360

         John  M. Denlinger
               For                                 32,240,504
               Withhold / abstain                     528,524
               Not present                          6,296,724
               Broker non-voted                       157,360

         Chloe R. Eichelberger
               For                                 32,205,820
               Withhold / abstain                     563,208
               Not present                          6,296,724
               Broker non-voted                       157,360

            T. Max Hall
                   For                                       32,099,806
                   Withhold / abstain                           669,222
                   Not present                                6,296,724
                   Broker non-voted                             157,360

            William B. Zimmerman
                   For                                       32,094,116
                   Withhold / abstain                           674,912
                   Not present                                6,296,724
                   Broker not voted                             157,360

b) The following details the voting results with respect to the amendment to Susquehanna's Equity Compensation Plan to increase total number of shares of Susquehanna common stock for which awards may be granted under the plan by 1,000,000 shares. The shares of common stock were voted as follows:

            For                                              28,827,525
            Against                                           3,513,578
            Abstain                                             427,925
            Not voted                                         6,296,724
            Broker not voted                                   157, 360

c) The following details the voting results with respect to the amendment to Susquehanna's Equity Compensation Plan to permit non-employee directors, while serving in their capacities as directors, to receive annual grants of non-qualified stock options to purchase 2,250 shares of Susquehanna common stock each year during the entire term of the plan, rather than just during the first five years. The shares of common stock were voted as follows:

            For                                              28,829,783
            Against                                           3,450,074
            Abstain                                             489,171
            Not voted                                         6,296,724
            Broker not voted                                    157,360

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

     a). Exhibits - The exhibits required to be filed as part of this report
         ---------
pursuant to Item 601 of Regulation S-K are filed within or incorporated by reference.

     b). Report on Form 8 - K - On June 21, 2001, the Registrant filed a report
         --------------------
on Form 8-K regarding management successions and executive appointments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUSQUEHANNA BANCSHARES, INC.



August 6, 2001
                                           /s/ William J. Reuter
                                           -------------------------------------
                                           William J. Reuter
                                           President and Chief Executive Officer



August 6, 2001
                                           /s/ Drew K. Hostetter
                                           -------------------------------------
                                           Drew K. Hostetter
                                           Executive Vice President, Treasurer,
                                           and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Numbers                 Description and Method of Filing
---------------                 --------------------------------


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

          (i) Articles of Incorporation. Incorporated by reference to Attachment E to the Registrant's Joint Proxy
                    Statement/Prospectus on the Registrant's Registration statement on for S-4, Registration No. 33-76319 and to
                    Exhibit 3.3 of the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 1998.

          (ii) By-laws. Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

          (iii) Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 33-87624.