Form 10-Q
period 2001-09-30
SUSQUEHANNA BANCSHARES INC
filed 2001-11-08
CIK 700863

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    September 30, 2001
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    ---------------------


                         Commission file number 0-10674
                                                -------

                          Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Pennsylvania                                     23-2201716
------------------------------------------------     ---------------------------
        (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

   26 North Cedar St., Lititz, Pennsylvania                       17543
-------------------------------------------------      -------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code   (717) 626-4721
                                                   -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2001, the Registrant had 39,323,211 shares of common stock outstanding.

                         SUSQUEHANNA BANCSHARES, INC.

                                     INDEX


                                                                                             SEQUENTIAL
                                                                                                PAGE
                                                                                              REFERENCE
PART I.  FINANCIAL INFORMATION                                                                  3

Item 1.  FINANCIAL STATEMENTS                                                                   3

         Consolidated Balance Sheets - as of September 30, 2001 and 2000
                  and December 31, 2000                                                         3

         Consolidated Statements of Income - for the three months ended
                  and nine months ended September 30, 2001 and 2000                             4

         Consolidated Statements of Cash Flow - for the nine months
                  periods ended September 30, 2001 and 2000                                     5

         Notes to Consolidated Financial Statements                                             6 - 8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION                                                  9 - 14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                             15 - 16

PART II           OTHER INFORMATION                                                             17

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                              17

                  SIGNATURES                                                                    17


                  EXHIBIT INDEX                                                                 18

PART I. FINANCIAL INFORMATION
        Item 1.  FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,        December 31,     September 30,
(Dollars in thousands)                                                                   2001                2000             2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $107,341            $129,101         $112,127
Short-term investments - restricted                                                    41,251              32,731            4,462
Short-term investments - unrestricted                                                  26,711              26,304           43,222
Investment securities available for sale (at fair value)                            1,031,212             882,285          867,452
Investment securities held to maturity                                                  1,822              16,319           22,123
        (Fair values of $1,822; $16,658; and $22,439)
Loans and leases, net of unearned income                                            3,532,316           3,433,610        3,424,630
Less: Allowance for loan and lease losses                                              38,332              37,187           37,422
-----------------------------------------------------------------------------------------------------------------------------------
        Net loans and leases                                                        3,493,984           3,396,423        3,387,208
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                           57,968              58,303           57,875
Accrued income receivable                                                              22,344              26,775           25,429
Bank-owned life insurance                                                             118,530             113,865          112,400
Other assets                                                                          111,247             110,750          140,569
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                               $5,012,410          $4,792,856       $4,772,867
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
        Demand                                                                       $484,712            $462,297         $450,329
        Interest-bearing demand                                                       809,747             817,866          742,968
        Savings                                                                       419,526             413,878          416,818
        Time                                                                        1,306,859           1,303,297        1,311,394
        Time of $100 or more                                                          290,988             251,675          251,784
-----------------------------------------------------------------------------------------------------------------------------------
                           Total deposits                                           3,311,832           3,249,013        3,173,293
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                 219,268             205,336          212,675
FHLB borrowings                                                                       560,739             367,954          413,159
Vehicle financing                                                                     261,851             357,522          372,942
Long-term debt                                                                        105,000             100,000          100,000
Accrued interest, taxes, and expenses payable                                          50,224              42,382           45,404
Other liabilities                                                                      13,699              17,212           16,995
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                           4,522,613           4,339,419        4,334,468
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
        Authorized: 100,000,000 ($2.00 par value)
        Issued: 39,398,190                                                             78,796              78,796           78,796
Surplus                                                                                57,769              57,872           57,861
Retained earnings                                                                     338,695             320,020          313,756
Accumulated other comprehensive income, net of taxes of $8,510;
        ($408) and ($4,962), respectively                                              15,805                (757)          (9,594)
Less: Treasury stock, (89,900; 176,798; and 172,276
        common shares at cost, respectively)                                            1,268               2,494            2,420
-----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                    489,797             453,437          438,399
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $5,012,410          $4,792,856       $4,772,867
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------  ----------------------------------
                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                      September 30
------------------------------------------------------------------------------------------------  ----------------------------------
(Dollars in thousands, except per share)                                2001               2000              2001              2000
------------------------------------------------------------------------------------------------  ----------------------------------
INTEREST INCOME

Interest and fees on loans and leases                                $71,111            $74,363          $214,798          $218,779
Interest on investment securities: Taxable                            14,016             13,144            37,612            39,819
                                   Tax-exempt                            801              1,031             2,550             3,240
Interest on short-term investments                                       755                725             2,949             2,218
------------------------------------------------------------------------------------------------  ----------------------------------
        Total interest income                                         86,683             89,263           257,909           264,056
------------------------------------------------------------------------------------------------  ----------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                        4,215              5,219            14,862            16,139
        Savings                                                        1,503              2,001             5,096             5,678
        Time                                                          20,884             21,876            64,637            62,565
Interest on short-term borrowings                                      1,932              3,081             6,994             8,395
Interest on FHLB borrowings                                            7,002              6,397            16,359            17,429
Interest on vehicle financing                                          5,269              7,307            16,751            24,167
Interest on long-term debt                                             1,951              1,965             5,835             5,801
------------------------------------------------------------------------------------------------  ----------------------------------
        Total interest expense                                        42,756             47,846           130,534           140,174
------------------------------------------------------------------------------------------------  ----------------------------------

Net interest income                                                   43,927             41,417           127,375           123,882
Provision for loan and lease losses                                    1,740                766             5,419             2,273
------------------------------------------------------------------------------------------------  ----------------------------------

Net interest income after provision for loan and lease losses         42,187             40,651           121,956           121,609
------------------------------------------------------------------------------------------------  ----------------------------------

OTHER INCOME
Service charges on deposit accounts                                    3,538              2,562             9,809             7,940
Vehicle origination and servicing fees                                 6,804              6,023            18,856            16,689
Other service charges, commissions, fees                               5,040              3,723            16,674            13,872
Income from fiduciary-related activities                               1,445              1,116             3,976             3,349
Gain on sale of loans & leases                                           605              2,174             3,562             3,114
Income from bank-owned life insurance                                  1,734              1,449             4,814             4,294
Other operating income                                                 1,358              2,027             4,543             5,369
Investment security gains/(losses)                                       272                 (2)              272               (16)
------------------------------------------------------------------------------------------------  ----------------------------------

        Total other income                                            20,796             19,072            62,506            54,611
------------------------------------------------------------------------------------------------  ----------------------------------

OTHER EXPENSES
Salaries and employee benefits                                        18,525             16,601            54,713            50,423
Net occupancy expense                                                  2,805              2,418             8,565             7,400
Furniture and equipment expense                                        2,155              2,124             6,169             6,136
Amortization of intangible assets                                        894                850             2,653             2,463
Vehicle expense                                                        1,164              2,695             3,708             6,363
Restructuring charge                                                       0                  0                 0              (900)
Other operating expenses                                              16,511             14,471            48,740            44,555
------------------------------------------------------------------------------------------------  ----------------------------------

        Total other expenses                                          42,054             39,159           124,548           116,440
------------------------------------------------------------------------------------------------  ----------------------------------

Income before income taxes                                            20,929             20,564            59,914            59,780
Provision for income taxes                                             6,592              6,375            18,873            18,532
------------------------------------------------------------------------------------------------  ----------------------------------

NET INCOME                                                           $14,337            $14,189           $41,041           $41,248
------------------------------------------------------------------------------------------------  ----------------------------------

Per share information:
        Basic earnings                                                 $0.36              $0.36             $1.05             $1.05
        Diluted earnings                                               $0.36              $0.36             $1.04             $1.05
        Cash dividends                                                 $0.19              $0.17             $0.57             $0.51
Average shares outstanding: Basic                                     39,285             39,246            39,244            39,281
                            Diluted                                   39,732             39,368            39,555            39,373
------------------------------------------------------------------------------------------------  ----------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nine months ended September 30                                                                       2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

                Net income                                                                        $41,041                   $41,248
                Adjustments to reconcile net income to net cash
                  provided by operating activities:
                              Depreciation, amortization and accretion                              9,407                    10,546
                              Provision for loan and lease losses                                   5,419                     2,273
                              Gain on sale of credit card portfolio                                     0                    (1,761)
                              (Gain)/loss on securities transactions                                 (272)                       16
                              (Gain)/loss on sale of loans and leases                              (5,314)                   (1,658)
                              (Gain)/loss on sale of other real estate owned                         (190)                       17
                              Mortgage loans originated for resale                                (82,037)                  (89,979)
                              Sale of mortgage loans originated for resale                         87,300                    88,070
                              Leases acquired/originated for resale                              (116,643)                 (222,376)
                              Sale of leases acquired/originated for resale                       118,392                   200,709
                              Decrease/(increase) in accrued interest receivable                    4,431                    (1,666)
                              Decrease in accrued interest payable                                 (5,971)                      (12)
                              Increase in accrued expenses and taxes payable                       13,813                    10,670
                              Other, net                                                          (19,102)                    4,405
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          50,274                    40,502
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

                Net (increase)/decrease in restricted short-term investments                       (8,520)                    3,842
                Proceeds from the sale of available-for-sale securities                                 0                     4,482
                Proceeds from the maturity of investment securities                               364,032                    93,626
                Purchase of available-for-sale securities                                        (474,075)                  (62,470)
                Purchase of held-to-maturity securities                                                 0                    (7,887)
                Net (increase)/decrease in loans and leases                                      (107,469)                   40,340
                Transfer of allowance for loan and lease losses to third party guarantor                0                    (3,057)
                Net leases originated for warehouse                                                     0                   (22,767)
                Capital expenditures                                                               (3,217)                   (7,494)
                Net cash and cash equivalents acquired/(paid) in acquisition                            0                   (11,323)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (provided by)/used for investing activities                                             (229,249)                   27,292
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

                Net increase/(decrease) in deposits                                                62,819                    (7,227)
                Net increase/(decrease) in short-term borrowings                                   13,932                     5,168
                Net increase/(decrease) in FHLB borrowings                                        192,785                    40,745
                Net increase/(decrease) in vehicle financing                                      (95,671)                 (109,162)
                Proceeds from issuance of long-term debt                                            5,000                     5,000
                Proceeds from issuance of common stock                                              1,123                       412
                Cash paid for treasury stock                                                            0                    (2,664)
                Dividends paid                                                                    (22,366)                  (19,642)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                              157,622                   (87,370)
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                         (21,353)                  (19,576)
Cash and cash equivalents at January 1                                                            155,405                   175,925
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                                        $134,052                  $156,349
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:

                Cash and due from banks                                                          $107,341                  $112,127
                Short-term investments - unrestricted                                              26,711                    43,222
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                                        $134,052                  $155,349
------------------------------------------------------------------------------------------------------------------------------------


     Interest paid on deposits, short-term borrowings, and long-term debt was $89,670 in 2001, and $140,186 in 2000. Income taxes paid were $117 in 2001, and
$143 in 2000. Amounts transferred to other real estate owned were $2,791 in 2001, and $1,999 in 2000.


 The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                        COMMON
Nine Month Periods Ended September 30                                                                    STOCK            SURPLUS
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2000                                                                                 $78,788            $57,873
                Comprehensive income:
                              Net income
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $1,999 and reclassification adjustment of ($16)
------------------------------------------------------------------------------------------------------------------------------------
                                            Total comprehensive income                                   78,788            57,873
                Common stock issued under
                              employee benefit plans                                                          8               (12)
                Purchase/conversion of treasury stock
                Cash dividends paid:
                              Per common share of  $0.51
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                                                                              $78,796            $57,861
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2001                                                                                 $78,796            $57,872
                Comprehensive income:
                              Net income
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $8,510 and reclassification adjustment of $0
------------------------------------------------------------------------------------------------------------------------------------
                                            Total comprehensive income

                Common stock issued under
                              employee benefit plans                                                                          (103)
                Purchase/conversion of treasury stock
                Cash dividends paid:
                              Per common share of  $0.57
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001                                                                              $78,796            $57,769
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       ACCUMULATED
                                                                                                                          OTHER
                                                                                                    RETAINED          COMPREHENSIVE
Nine Month Periods Ended September 30                                                               EARNINGS             INCOME
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2000                                                                             $292,150             ($13,616)
                Comprehensive income:
                              Net income                                                              41,248
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $1,999 and reclassification adjustment of ($16)                                 4,022
------------------------------------------------------------------------------------------------------------------------------------
                                            Total comprehensive income                               333,398               (9,594)
                Common stock issued under
                              employee benefit plans
                Purchase/conversion of treasury stock
                Cash dividends paid:
                              Per common share of  $0.51                                             (19,642)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                                                                          $313,756              ($9,594)
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2001                                                                             $320,020                ($757)
                Comprehensive income:
                              Net income                                                              41,041
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $8,510 and reclassification adjustment of $0                                   16,562
------------------------------------------------------------------------------------------------------------------------------------
                                            Total comprehensive income                               361,061               15,805
                Common stock issued under
                              employee benefit plans
                Purchase/conversion of treasury stock
                Cash dividends paid:
                              Per common share of  $0.57                                             (22,366)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001                                                                          $338,695               $15,805
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    TREASURY           TOTAL
Nine Month Periods Ended September 30                                                                 STOCK            EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2000                                                                               ($173)          $415,022
                Comprehensive income:
                              Net income                                                                                41,248
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $1,999 and reclassification adjustment of ($16)                              4,022
------------------------------------------------------------------------------------------------------------------------------------

                                            Total comprehensive income                                 (173)           460,292
                Common stock issued under
                              employee benefit plans                                                    416                412
                Purchase/conversion of treasury stock                                                (2,663)            (2,663)
                Cash dividends paid:
                              Per common share of  $0.51                                                               (19,642)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                                                                          ($2,420)          $438,399
------------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2001                                                                             ($2,494)          $453,437
                Comprehensive income:
                              Net income                                                                                41,041
                              Change in unrealized gain/(loss) on securities, net of
                                   taxes of $8,510 and reclassification adjustment of $0                                16,562
------------------------------------------------------------------------------------------------------------------------------------
                                            Total comprehensive income                                                  57,603
                Common stock issued under
                              employee benefit plans                                                  1,226              1,123
                Purchase/conversion of treasury stock
                Cash dividends paid:
                              Per common share of $0.57                                                                (22,366)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001                                                                          ($1,268)          $489,797
------------------------------------------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2001 and 2000. All adjustments have been of a normal, recurring nature.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 37 through 39 of the Annual Report on Form 10K for the fiscal year ended December 31, 2000.

     On July 20, 2001, the FASB issued Statements of Accounting Standards No.141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are : (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. Management has reviewed FAS 141 and has determined that the statement has no effect on its current financial position or results of operations.

     FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provision of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Management estimates that amortization expense for 2002 will be reduced by approximately $3 million.

     Retained interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Gains on sale and servicing fees are recorded in noninterest income.

     During 2001, Susquehanna repurchased and sold approximately $119 million of auto leases, and realized $1.7 million of pre-tax gain on the sale, Susquehanna receives annual servicing fees as compensation for servicing the outstanding balances on the auto leases. Susquehanna's retained interests are subordinate to purchasers' interests. The value of these retained interests is subject to credit, prepayment, and interest rate risks related to the transferred assets. At September 30, 2001, Susquehanna's retained interests were $1.5 million.

     Key economic assumptions used in measuring the initial retained interests resulting from the securitization completed in 2001 were weighted average life of 30 months, expected credit losses of 1.72%, and discount rate of 4%.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
------------------------------------------------------------------------------------------------------------------
                                                                                       September 30, 2001
                                                                               -----------------------------------
                                                                                 Amortized cost       Fair value
------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                                         $1,201           $1,320
   U.S. Government agencies                                                             117,705          120,202
   State & municipal                                                                     66,993           68,834
   Mortgage-backed                                                                      745,821          762,461
   Corporates                                                                            37,599           39,017
   Equities                                                                              36,715           39,377
------------------------------------------------------------------------------------------------------------------
                                                                                      1,006,034        1,031,211
------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                                                      1,822            1,822
   Mortgage-backed                                                                            0                0
------------------------------------------------------------------------------------------------------------------
                                                                                          1,822            1,822
------------------------------------------------------------------------------------------------------------------
                Total investment securities                                          $1,007,856       $1,033,033
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 2001 and December 31, 2000, were as follows:
------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,
                                                                                           2001
------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                                $426,559
Real estate - construction                                                              343,760
Real estate - mortgage                                                                1,919,380
Consumer                                                                                328,680
Leases                                                                                  513,937
------------------------------------------------------------------------------------------------------------------
                Total loans and leases                                               $3,532,316
------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                                                      $200,671
Estimated residual value of leases                                                      363,717
Unearned income under lease contracts                                                   (50,451)
------------------------------------------------------------------------------------------------------------------
                Total leases                                                           $513,937
------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and nine month periods ended
September 30, 2001 and 2000 is presented as follows:
------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                                       $10,776          $10,099
Interest income on impaired loans (cash-basis)                                              302               48

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31, 2000
                                                                                           ---------------------------------
                                                                                             Amortized cost     Fair value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                                                     $3,249         $3,307
   U.S. Government agencies                                                                         360,276        359,773
   State & municipal                                                                                 63,674         63,922
   Mortgage-backed                                                                                  405,678        403,094
   Corporates                                                                                        16,499         16,641
   Equities                                                                                          34,074         35,548
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    883,450        882,285
----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                                                                 15,833         16,176
   Mortgage-backed                                                                                      486            482
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     16,319         16,658
----------------------------------------------------------------------------------------------------------------------------
                Total investment securities                                                        $899,769       $898,943
----------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
----------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at September 30, 2001 and December 31,  2000, were as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                                               December 31,
                                                                                                       2000
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                                            $371,320
Real estate - construction                                                                          264,182
Real estate - mortgage                                                                            1,933,772
Consumer                                                                                            350,707
----------------------------------------------------------------------------------------------------------------------------
Leases                                                                                              513,629
----------------------------------------------------------------------------------------------------------------------------
                Total loans and leases                                                           $3,433,610
----------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
----------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                                                                  $172,775
Estimated residual value of leases                                                                  391,625
Unearned income under lease contracts                                                               (50,771)
----------------------------------------------------------------------------------------------------------------------------
                Total leases                                                                       $513,629
----------------------------------------------------------------------------------------------------------------------------
An analysis of impaired loans for the three and nine month periods ended
September 30, 2001 and 2000 is presented as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       2001           2000
----------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                                                   $12,353        $11,292
Interest income on impaired loans (cash-basis)                                                          402            250

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,          December 31,
                                                                                         2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at September 30, 2001 and December 31, 2000, were as follows:
Securities sold under repurchase agreements                                          $193,427              $198,573
Treasury tax and loan notes                                                             8,810                 6,763
Federal funds purchased                                                                17,031                     0
------------------------------------------------------------------------------------------------------------------------------------
                Total short-term borrowings                                          $219,268              $205,336
====================================================================================================================================
Long-term debt at September 30, 2001 and December 31, 2000, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
------------------------------------------------------------------------------------------------------------------------------------
                Term note due July, 2003                                               20,000               $15,000
Parent:
                Senior notes due February, 2003                                        35,000                35,000
                Subordinated notes due February, 2005                                  50,000                50,000
------------------------------------------------------------------------------------------------------------------------------------
                Total long-term debt                                                 $105,000              $100,000
====================================================================================================================================

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the periods ended September 30, 2001 and 2000:
------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the three months ended September 30,
                                                      ------------------------------------------------------------------------------
                                                                        2001                              2000
                                                      ----------------------------------------   -----------------------------------
                                                                                    Per Share                          Per Share
                                                         Income        Shares          Amount      Income    Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share:
Income available to common stockholders                 $14,337        39,285           $0.36     $14,189    39,246        $0.36

Effect of Diluted Securities:
Incentive stock options outstanding                                       447                                   122

Diluted Earnings per Share:                                          --------                              --------
Income available to common stockholders
      and assumed conversion                            $14,337        39,732           $0.36     $14,189    39,368        $0.36
====================================================================================================================================
                                                                        For the nine months ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                     2001                              2000
                                                 -------------------------------------------   -------------------------------------
                                                                                 Per Share                             Per Share
                                                      Income        Shares          Amount       Income       Shares      Amount
                                                 -----------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders              $41,041        39,244           $1.05      $41,248       39,281       $1.05
Effect of Diluted Securities:
Incentive stock options outstanding                                    311                                        92
                                                                  --------                                  --------
Diluted Earnings per Share:
Income available to common stockholders
      and assumed conversion                         $41,041        39,555           $1.04      $41,248       39,373       $1.05
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

Earnings Summary
----------------

     Susquehanna's net income for the third quarter of 2001 was $14.3 million, a 1% increase from net income of $14.2 million in the third quarter of 2000. Included in the third quarter of 2000 was a $1.8 million gain on the sale of the credit card portfolio. Excluding the gain on sale, third quarter 2001 net income increased 10% over 2000. For the nine months ended September 30, 2001, net income of $41.0 million was slightly lower than the $41.2 million achieved in the first nine months of 2000.

     Diluted earnings per share ("EPS") of $.36 per share for the third quarter of 2001 is consistent with the third quarter of 2000 diluted results. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.14% and 11.90%, respectively, in the third quarter of 2001, compared with 1.18% and 13.21% in the third quarter of 2000. For the third quarter of 2001, tangible EPS, ROA and ROE were $0.39, 1.22%, and 13.82%, respectively.

     Diluted EPS decreased 1% from $1.05 per share for the first nine months of 2000 to $1.04 per share for the first nine months of 2001. ROA and ROE finished at 1.14% and 11.75%, in the first nine months of 2001 compared with 1.15% and 13.21% in the first nine months of 2000. For the nine months ended September 30, 2001, tangible EPS, ROA and ROE were $1.11, 1.22%, and 13.74%, respectively.

     Total assets at September 30, 2001 of $5.0 billion increased 5% over the September 30, 2000 levels. Loans increased 3% to $3.5 billion, while deposits increased 4% to $3.3 billion during the same period. Equity capital was $490 million at September 30, 2001, or $12.46 per share compared to $438 million, or $11.18 per share at September 30, 2000.

Net Interest Income
-------------------

     The major source of operating revenues is net interest income, which rose to a level of $43.9 million in the third quarter of 2001 compared to $41.4 million for the same period in 2000. For the nine months ended September 30, 2001, net interest income was $127.3 million compared with $123.9 million for the same period of 2000. Net interest income is the income which remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 68% for the quarter ended, and 67% for the nine months ended September 30, 2001, and was 68% for the quarter ended and 69% for the nine months ended September 30, 2000, respectively.

     Net interest income for the third quarter 2001 increased $2.5 million compared to the third quarter of 2000. Average earning assets in the third quarter of 2001 increased $186 million over the same period in 2000. Also contributing to this improvement was an increase in the net interest margin of 3 basis points. This increase in margin was due to a 68 basis point decrease in the cost of funds that was partially offset by a 60 basis point decrease in the earning asset yield.

     Net interest income for the nine months ended September 30, 2001 increased $3.5 million over the same period of 2000. An increase in average earning assets of $7 million contributed to the increase in the net interest income as well as an increase in net interest margin from 3.83% for the first nine months of 2000 to 3.91% during the comparable period of 2001. This increase in margin was due to a 29 basis point decrease in the cost of funds, partially offset by a 21 basis point decrease in the yield on earning assets. These decreases in asset yield and cost of funds are primarily due to a lower interest rate environment.

Other Income
------------

     Non-interest income increased $1.7 million, or 9%, from $19.1 million in the third quarter of 2000, to $20.8 million in the third quarter of 2001. This increase resulted primarily from an increase in service charges on deposit accounts of $1.0 million and an increase of $1.3 million in other service charges, commissions and fees, primarily due to asset management fees and an increase in vehicle origination and servicing fees of $0.8 million. Gain on sale of loans and leases decreased $1.6 million in 2001 compared with 2000. During the third quarter of 2000, Susquehanna sold its credit card portfolio and the transaction resulted in a gain of $1.8 million.

     For the first nine months of 2001, non-interest income of $62.5 million was $7.9 million more than the same period in 2000. Other service charges, commissions and fees increased $2.8 million primarily due to asset management fees, while vehicle origination and servicing fees increased $2.2 million. Also contributing to the nine-month increase was income from bank-owned life insurance, $0.5 million; trust activities, $0.6 million; and service charges on deposit accounts, $1.9 million.

     Other income as a percentage of net interest income and other income, was 32% for the quarter, and 33% for the nine months ended September 30, 2001, and was 32% and 31% for the comparable periods of 2000.

Other Expenses
--------------

     Total non-interest expenses increased $2.9 million from $39.2 million in the third quarter of 2000 to $42.1 million in the third quarter of 2001. For the nine months ended September 30, 2001, total non-interest expenses increased $8.1 million from the same period in 2000.

     The quarter-to-quarter increase was primarily due to increases in salaries and benefits of $1.9 million resulting from normal annual salary increases, recent branch openings, new revenue-producing positions and higher health benefit costs, occupancy expenses of $0.4 million, and other expense of $2.0 million, offset by a decrease in vehicle expense of $1.5 million. The increase in expense is primarily related to consulting, delivery and OREO expenses.

     The nine-month increase in expenses was primarily due to increases in salaries and benefits of $4.3 million, occupancy expense of $1.2 million and other expense of $4.2 million. The increase in other expense was primarily related to software, communications, delivery and OREO expenses. The increase in salaries and benefits is for the same reasons as described above for the quarter, while the increases in occupancy, software, communications and delivery are due to recent branch openings and the central processing sites from the back office consolidation which opened in the second half of 2000.

Income Taxes
------------

     Susquehanna's effective tax rate increased from 31.00% for the first nine months of 2000 to 31.5% for the first nine months of 2001 due to a decrease in tax-advantaged income.

Risk Assets
-----------

     Table 2 shows an increase in non-accrual loans and leases from $16.5 million at December 31, 2000 to $19.2 million at September 30, 2001, while non-performing assets to period-end loans and OREO increased from 0.60% at December 31, 2000 to 0.65% at September 30, 2001. However, loans past due 90 days or more and still accruing decreased from $13.8 million at December 31, 2000 to $10.5 million at September 30, 2001. Loan loss reserve to non-performing loans at September 30, 2001 was 200% compared with 225% at December 31, 2000.

Provision and Allowance for Loan and Lease Losses
-------------------------------------------------

     As illustrated in Table 3, the provision was $1.7 million in the third quarter of 2001, an increase of $1.0 million from the same time period in 2000. For the nine months ended September 30, 2001, the provision was $3.1 million higher than one year ago. Net charge-offs were $4.3 million for the nine-month period in 2001 versus the 2000 amount of $6.3 million while third quarter 2001 net charge-offs were $1.8 million compared to $1.9 million for 2000. The increase in the provision resulted from a lower provision in 2000 due to a reduction in automobile residual value exposure during 2000. While charged-off loans are considerably lower in the first nine months of 2001 compared to the same period in 2000, management will provide for potential losses based upon the characteristics of our current loan portfolio and the current economic environment. Despite the fact that interest rates have been lowered recently, a slowdown of economic growth could occur which could increase the potential for loan and lease losses.

Capital Resources
-----------------

     Capital elements for Susquehanna are segmented into two tiers. Tier I capital represents shareholders' equity reduced by most intangible assets, while total capital includes certain allowable long-term debt and the general portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets. The minimum Tier I capital ratio is 4%; Susquehanna's ratio at September 30, 2001 was 11.0%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at, September 30, 2001 was 12.8%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at September 30, 2001 was 8.7%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
-----------------------------------------------------------------------------------------------------------
                                                               For the Three Month Period Ended
                                                                       September 30, 2001

-----------------------------------------------------------------------------------------------------------
                                                            Average
(Dollars in thousands)                                      Balance             Interest          Rate (%)
-----------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                        $75,688               $755              3.96
Investment securities:
      Taxable                                                 922,342             14,016              6.03
      Tax-advantaged                                           69,809              1,232              7.00
-----------------------------------------------------------------------------------------------------------

   Total investment securities                                992,151             15,248              6.10
-----------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                               3,476,768             70,521              8.05
      Tax-advantaged                                           40,690                908              8.85
-----------------------------------------------------------------------------------------------------------

   Total loans and leases                                   3,517,458             71,429              8.06
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets                               4,585,297            $87,432              7.56
                                                                                ---------------------------
Allowance for loan and lease losses                           (38,900)
Other non-earning assets                                      431,791
----------------------------------------------------------------------
Total assets                                               $4,978,188
----------------------------------------------------------------------

Liabilities
Deposits:

      Interest-bearing demand                                $806,492             $4,215              2.07
      Savings                                                 420,369              1,503              1.42
      Time                                                  1,573,179             20,884              5.27
Short-term borrowings                                         226,618              1,932              3.38
FHLB borrowings                                               539,487              7,002              5.15
Long-term debt                                                100,273              1,951              7.72
Vehicle financing                                             294,937              5,269              7.09
-----------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                          3,961,355            $42,756              4.28
                                                                                ---------------------------
Demand deposits                                               474,480
Other liabilities                                              64,177
----------------------------------------------------------------------
Total liabilities                                           4,500,012
----------------------------------------------------------------------
Equity                                                        478,176
----------------------------------------------------------------------
Total liabilities & stockholders' equity                   $4,978,188
----------------------------------------------------------------------
Net interest income / yield on
      average earning assets                                                     $44,676              3.87
                                                                                ---------------------------

                                                             -------------------------------------------------
                                                                  For the Three Month Period Ended
                                                                          September 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                               Average
(Dollars in thousands)                                         Balance             Interest          Rate (%)
--------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                           $42,010               $725              6.87
Investment securities:
      Taxable                                                    830,170             13,144              6.30
      Tax-advantaged                                              88,193              1,586              7.15
--------------------------------------------------------------------------------------------------------------

   Total investment securities                                   918,363             14,730              6.38
--------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                                  3,380,199             73,529              8.65
      Tax-advantaged                                              58,476              1,283              8.73
--------------------------------------------------------------------------------------------------------------

   Total loans and leases                                      3,438,675             74,812              8.66
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                  4,399,048            $90,267              8.16
                                                                                   ---------------------------
Allowance for loan and lease losses                              (40,894)
Other non-earning assets                                         423,336
--------------------------------------------------------------------------
Total assets                                                  $4,781,490
--------------------------------------------------------------------------
Liabilities
Deposits:
      Interest-bearing demand                                   $743,830             $5,219              2.79
      Savings                                                    423,166              2,001              1.88
      Time                                                     1,552,004             21,876              5.61
Short-term borrowings                                            202,696              3,081              6.05
FHLB borrowings                                                  415,457              6,397              6.13
Long-term debt                                                   100,000              1,965              7.82
Vehicle financing                                                389,876              7,307              7.46
--------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                             3,827,029            $47,846              4.96
                                                                                   ---------------------------
Demand deposits                                                  447,994
Other liabilities                                                 79,131
--------------------------------------------------------------------------
Total liabilities                                              4,354,154
--------------------------------------------------------------------------
Equity                                                           427,337
--------------------------------------------------------------------------
Total liabilities & stockholders' equity                      $4,781,491
--------------------------------------------------------------------------
Net interest income / yield on
      average earning assets                                                        $42,421              3.84
                                                                                   ---------------------------

                                                        --------------------------------------------------
                                                              For the Nine Month Period Ended
                                                                     September 30, 2001
----------------------------------------------------------------------------------------------------------
                                                         Average
(Dollars in thousands)                                   Balance              Interest           Rate (%)
----------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                     $86,174              $2,949              4.58
Investment securities:
      Taxable                                              802,805              37,612              6.26
      Tax-advantaged                                        73,729               3,923              7.11
----------------------------------------------------------------------------------------------------------
   Total investment securities                             876,534              41,535              6.34
----------------------------------------------------------------------------------------------------------

Loans and leases, (net):
      Taxable                                            3,426,520             212,896              8.31
      Tax-advantaged                                        44,853               2,928              8.73
----------------------------------------------------------------------------------------------------------
   Total loans and leases                                3,471,373             215,824              8.31
----------------------------------------------------------------------------------------------------------
Total interest-earning assets                            4,434,081            $260,308              7.85
                                                                             -----------------------------
Allowance for loan and lease losses                        (38,334)
Other non-earning assets                                   418,534
                                                       ------------
Total assets                                            $4,814,281
                                                       ------------
Liabilities
Deposits:
      Interest-bearing demand                             $810,839             $14,862              2.45
      Savings                                              418,338               5,096              1.63
      Time                                               1,562,290              64,637              5.53
Short-term borrowings                                      218,799               6,994              4.27
FHLB borrowings                                            406,229              16,359              5.38
Long-term debt                                             100,092               5,835              7.79
Vehicle financing                                          311,861              16,751              7.18
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                       3,828,448            $130,534              4.56
                                                                             -----------------------------
Demand deposits                                            457,660
Other liabilities                                           60,985
--------------------------------------------------------------------------
Total liabilities                                        4,347,093
--------------------------------------------------------------------------
Equity                                                     467,188
--------------------------------------------------------------------------
Total liabilities & stockholders' equity                $4,814,281
--------------------------------------------------------------------------
Net interest income / yield on
      average earning assets                                                  $129,774              3.91
                                                                             -----------------------------

                                                           -----------------------------------------------------
                                                                    For the Nine Month Period Ended
                                                                          September 30, 2000
----------------------------------------------------------------------------------------------------------------
                                                            Average
(Dollars in thousands)                                      Balance                Interest            Rate (%)
----------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                                       $48,846                 $2,218              6.07
Investment securities:
      Taxable                                                825,045                 39,819              6.45
      Tax-advantaged                                          93,638                  4,985              7.11
----------------------------------------------------------------------------------------------------------------

   Total investment securities                               918,683                 44,804              6.51
----------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                              3,404,339                216,393              8.49
      Tax-advantaged                                          55,572                  3,671              8.82
----------------------------------------------------------------------------------------------------------------
   Total loans and leases                                  3,459,911                220,064              8.50
----------------------------------------------------------------------------------------------------------------

Total interest-earning assets                              4,427,440               $267,086              8.06
                                                                                  ------------------------------
Allowance for loan and lease losses                          (42,605)
Other non-earning assets                                     403,483
                                                         ------------
Total assets                                              $4,788,318
                                                         ------------
Liabilities
Deposits:

      Interest-bearing demand                               $770,440                $16,139              2.80
      Savings                                                421,789                  5,678              1.80
      Time                                                 1,550,506                 62,565              5.39
Short-term borrowings                                        195,449                  8,395              5.74
FHLB borrowings                                              391,797                 17,429              5.94
Long-term debt                                                98,804                  5,801              7.84
Vehicle financing                                            434,197                 24,167              7.43
----------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                         3,862,982               $140,174              4.85
                                                                                  ------------------------------
Demand deposits                                              441,166
Other liabilities                                             66,932
--------------------------------------------------------------------------

Total liabilities                                          4,371,080
--------------------------------------------------------------------------

Equity                                                       417,238
--------------------------------------------------------------------------

Total liabilities & stockholders' equity                  $4,788,318
--------------------------------------------------------------------------

Net interest income / yield on
      average earning assets                                                       $126,912              3.83
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

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                  September 30,           December 31,             September 30,
(Dollars in thousands)                                                     2001                   2000                      2000
---------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
               Nonaccrual loans and leases                              $19,211                $16,541                    $18,739
               Restructured accrual loans                                     0                      0                          0
               Other real estate owned                                    3,860                  4,039                      3,592
----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                              $23,071                $20,580                    $22,331
----------------------------------------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
               other real estate owned                                    0.65%                  0.60%                      0.65%
Loans and leases contractually
   past due 90 days and still accruing                                  $10,531                $13,798                    $15,096

----------------------------------------------------------------------------------------------------------------------------------
TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,

(Dollars in thousands)                                                           2001           2000            2001         2000
----------------------------------------------------------------------------------------------------------------------------------
Balance - Beginning of period                                                 $38,407         $41,609        $37,187      $44,465
               Reserve transferred to third party guarantor                         0          (3,057)             0       (3,057)
               Additions charged to operating expenses                          1,740             766          5,419        2,273
----------------------------------------------------------------------------------------------------------------------------------
                                                                               40,147          39,318         42,606       43,681
----------------------------------------------------------------------------------------------------------------------------------
               Charge-offs                                                     (2,388)         (2,268)        (5,933)      (7,552)
               Recoveries                                                         573             372          1,659        1,293
----------------------------------------------------------------------------------------------------------------------------------
                              Net charge-offs                                  (1,815)         (1,896)        (4,274)      (6,259)
----------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                          $38,332         $37,422        $38,332      $37,422
----------------------------------------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases(annualized)            0.20%           0.22%          0.16%        0.24%
Allowance as a percent of period-end loans and leases                           1.09%           1.09%          1.09%        1.09%

Average loans and leases                                                   $3,517,458      $3,438,675     $3,471,373   $3,459,911
Period-end loans and leases                                                 3,532,316       3,424,630      3,532,316    3,424,630

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

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2001, Susquehanna's subsidiary banks and its savings bank have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $495 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $65 million at September 30, 2001. These maturing investments represent 6% of total investment securities. Unrestricted short-term investments amounted to $27 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

     At September 30, 2001, Susquehanna continues to be a slightly asset sensitive institution. Consequently, a further decline in interest rates could have a negative effect on Susquehanna's net interest income.

PART II. OTHER INFORMATION
         -----------------

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a). Exhibits - The exhibits required to be filed as part of this report
         --------
pursuant to Item 601 of Regulation S-K are filed within or incorporated by reference.

     b). Report on Form 8 - K - none.
         --------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUSQUEHANNA BANCSHARES, INC.



November 8, 2001
                                        /s/ William J. Reuter
                                        ----------------------------------------
                                        William J. Reuter
                                        President and Chief Executive Officer



November 8, 2001
                                        /s/ Drew K. Hostetter
                                        ----------------------------------------
                                        Drew K. Hostetter
                                        Executive Vice President, Treasurer,
                                        and Chief Financial Officer

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