Form 10-K
period 2001-12-31
SUSQUEHANNA BANCSHARES INC
filed 2002-03-22
CIK 700863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-10674
                                                -------

                          Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Pennsylvania                                23-2201716
-----------------------------------------   ------------------------------------
      (State or Other Jurisdiction                     (I.R.S. Employer
   of Incorporation or Organization)                 Identification No.)

26 North Cedar St., Lititz, Pennsylvania                    17543
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (717) 626-4721
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $820,440,400 as of February 28, 2002, based upon the closing price on the Nadsaq National Market reported for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant's common stock as of February 28, 2002, was 39,346,049.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 29, 2002, are incorporated by reference into Part III.

                                     PART I
                                     ------

Item 1. Business
------  --------

     General

     Susquehanna Bancshares, Inc. ("Susquehanna") is a multi-state financial holding company headquartered in Lititz, Pennsylvania. As of December 31, 2001, Susquehanna operated as a super-community financial holding company with nine commercial banks and four non-bank subsidiaries. As of December 31, 2001, Susquehanna had consolidated assets of $5.1 billion, loans receivable of $3.5 billion, deposits of $3.5 billion and shareholders' equity of $494 million.

     The relative sizes and profitability of Susquehanna's operating subsidiaries as of and for the year ended December 31, 2001, are depicted in the following table: (Dollars in Millions)

---------------------------------------------------------------------------------------------------------------
                      Subsidiary*                    Assets    Percent of Total   Net Income   Percent of Total
                      -----------                    ------    ----------------   ----------   ----------------
---------------------------------------------------------------------------------------------------------------
Farmers First Bank                                  $1,358.9         26.8%         $   20.3          36.4%
Farmers & Merchants Bank and Trust                     752.8         14.9               8.2          14.7
First Susquehanna Bank & Trust                         326.1          6.5               3.9           7.0
WNB Bank                                               286.0          5.7               4.5           8.1
Citizens Bank of Southern Pennsylvania                 227.3          4.5               2.0           3.6
First American Bank of Pennsylvania                    190.4          3.8               1.6           2.9
Susquehanna Bank**                                   1,080.8         21.3               7.0          12.6
Equity Bank***                                         407.7          8.1               4.3           7.7
Founders' Bank***                                      169.8          3.4               2.8           5.0
Susque-Bancshares Leasing Company, Inc. (leasing)       14.7          0.3              (0.5)         (0.9)
Valley Forge Asset Management Corp.                     19.4          0.4               0.8           1.4
Boston Service Company, Inc. (t/a Hann Financial       475.2          9.4               5.6          10.1
Service Corporation (auto leasing))
Susque-Bancshares Life Insurance Company                 4.6          0.1               0.2           0.4
(life insurance)
Consolidation adjustments, including                  (262.6)        (5.2)             (5.0)         (9.0)
Susquehanna, Susquehanna South and
Susquehanna East)
---------------------------------------------------------------------------------------------------------------
                                            Total   $5,051.1        100.0%         $   55.7         100.0%
---------------------------------------------------------------------------------------------------------------

     * Includes operations of wholly-owned subsidiaries.

     ** Subsidiary of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares South, Inc. ("Susquehanna South"), a non-operating holding company.

     *** Subsidiaries of Susquehanna's wholly-owned subsidiary, Susquehanna Bancshares East, Inc. ("Susquehanna East"), a non-operating holding company.

     Susquehanna's depository institution subsidiaries are located in Pennsylvania, Maryland, New Jersey and West Virginia, and provide commercial and retail banking services in central and south central Pennsylvania, principally in Franklin, Lancaster, Northumberland, Snyder, Union, Columbia, York and Lycoming Counties; in southeastern Pennsylvania principally in Montgomery, Chester and Delaware Counties; in southwestern Pennsylvania principally in Bedford and Blair Counties; in western Maryland, principally in Allegany, Garrett and Washington Counties; in northwestern, central and southeastern Maryland, including Baltimore County, Baltimore City, Carroll County, Harford County, Worcester County, Wicomico County and Anne Arundel County; in southern New Jersey, principally in Camden, Burlington and Gloucester Counties; and in eastern West Virginia, principally in Berkeley County, West Virginia.

     Susquehanna's non-depository institution subsidiaries provide commercial leasing services in Pennsylvania, New Jersey, Maryland, Delaware, West Virginia and northern Virginia; credit life insurance services in central and southeastern Pennsylvania; consumer automobile financing services principally in New Jersey, eastern Pennsylvania, New York and Connecticut; and asset management services principally in southeastern Pennsylvania (Philadelphia, Bucks, Montgomery, Delaware and Chester Counties), New Jersey and Delaware.

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

     As of December 31, 2001, Susquehanna had 420 full-time and 55 part-time employees, and Susquehanna and its subsidiaries, on a consolidated basis, had 1,635 full-time and 308 part-time employees.

     Susquehanna was incorporated in Pennsylvania in 1982. Its executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543, and its telephone number is (717) 626-4721.

     Business

     Susquehanna, through its subsidiaries, provides a wide range of retail and commercial banking and financial services. Its retail banking business strategy is to expand its deposit and other product market share through a high level of customer service, new product offerings, application of new technologies and delivery systems, and selective acquisitions. Susquehanna operates an extensive branch network and has a strong market presence in its primary markets in Pennsylvania, Maryland and New Jersey. As a result of the development of broad banking relations with its customers, core deposits fund 77% of Susquehanna's lending and investing activities.

     Susquehanna's retail banking services include checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, Christmas clubs, mutual funds and annuities (see discussion below), home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans and personal loans.

     In 1996, Susquehanna introduced a check card in Pennsylvania and Maryland. In 1998, the check card was introduced in New Jersey. As of December 31, 2001, there were over 190,845 active debit cards (over 249,361 issued). In 2000, Susquehanna also sold its credit card portfolio to a third party purchaser. Simultaneously with this sale, Susquehanna entered into a separate agreement with the purchaser for it to continue to provide credit card products and services to Susquehanna's customers.

     Susquehanna conducts its mortgage origination and mortgage banking operations in its Pennsylvania and Maryland markets through Susquehanna Mortgage Company, a wholly-owned subsidiary of Susquehanna Bank.

     Susquehanna's consolidated commercial lending operations include commercial, financial and agricultural lending (12% of the total loan portfolio at December 31, 2001), real estate construction lending (10%), and commercial mortgage lending (25%). Loans originated by each subsidiary are subject to central review and uniform Susquehanna credit standards. Nearly all of Susquehanna's loans are concentrated in the markets served by its insured depository institution subsidiaries.

     Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank, renders services as trustee, executor, administrator, guardian, managing agent, custodian and investment advisor and performs other fiduciary activities authorized by law. It operates in Pennsylvania, New Jersey and Maryland.

     Through its subsidiary, Susque-Bancshares Life Insurance Company, Susquehanna offers certain credit related insurance products. Susquehanna also offers certain leasing services through its subsidiary Susque-Bancshares Leasing Company, Inc., and its wholly owned subsidiary, Susquebanc Lease Co. Susquehanna expanded its leasing service capabilities through its acquisition in February of 2000 of Boston Service Company, Inc. (t/a Hann Financial Service Corp.), which provides comprehensive consumer automobile financing services.

     Through Susquehanna's acquisition of Valley Forge Asset Management Corp. in March of 2000, which represented Susquehanna's first acquisition of an investment advisory services corporation, Susquehanna and its subsidiaries offer a broad range of investment advisory, asset management and brokerage services to its customers. Susquehanna's subsidiaries also have referral fee arrangements with other investment advisors/broker-dealers.

     On October 12, 2001, Susquehanna's national bank subsidiaries, Citizens National Bank of Southern Pennsylvania, First American National Bank of Pennsylvania and First National Trust Bank converted into Pennsylvania state-chartered banks under the names Citizens Bank of Southern Pennsylvania, First American Bank of Pennsylvania and First Susquehanna Bank & Trust, respectively, and Equity Bank, National Association, converted into a New Jersey state-chartered bank under the name Equity Bank. On that same date, Susquehanna Bank converted from a federally-chartered savings bank into a Maryland state-chartered bank. On November 2, 2001, Williamsport National Bank converted into a Pennsylvania state-chartered bank under the name WNB Bank.

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

     Susquehanna's insured depository institution subsidiaries are also subject to regulation and supervision. Farmers First Bank, Citizens Bank of Southern Pennsylvania, First Susquehanna Bank & Trust, First American Bank of Pennsylvania and WNB Bank are all Pennsylvania state banks subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC"). Founders' Bank is a Pennsylvania state member bank subject to regulation and periodic examination by the Board and the Pennsylvania Department of Banking. Equity Bank is a New Jersey state member bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Board. Farmers & Merchants Bank and Trust and Susquehanna Bank are both Maryland state banks subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the FDIC. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking. Because Susquehanna is a financial holding company, all of its subsidiaries are subject to examination by the Board even if not otherwise regulated by the Board.

     Consistent with the requirements of the BHC Act, Susquehanna's only lines of business in 2001 consisted of providing to its customers commercial banking, trust and other banking-related services and products. These included commercial banking through its nine subsidiary banks, trust services through Susquehanna Trust & Investment Company, credit life insurance through another subsidiary, leasing operations through two subsidiaries and investment advisory services through an additional subsidiary. Of these activities, commercial banking activities accounted for 87% of Susquehanna's gross revenues in 2000 and 85% of Susquehanna's gross revenues in 2001.

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

     Susquehanna's insured depository institution subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

     Financial Modernization Legislation. In 2000, Susquehanna elected to become
     -----------------------------------
a "financial holding company" (an "FHC") under the Gramm-Leach-Bliley Act (the "GLB Act"). As an FHC, Susquehanna is permitted to engage, directly or through subsidiaries, in a wide variety of activities not previously allowed to it which are financial in nature or are incidental or complimentary to a financial activity, in addition to engaging in all of the activities previously allowed to it, whether or not presently conducted. The new activities additionally permitted to Susquehanna as an FHC (if it so determines to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Board approval and with only notice to the Board afterward.

     The GLB Act also generally permits well-capitalized national banks and, if state law permits, well-capitalized state chartered banks as well, to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a nonbank subsidiary. State chartered banks in Pennsylvania, New Jersey and Maryland are generally allowed to engage (with proper regulatory authority) in activities that are permitted to national banks.

     As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve its full flexibility as an FHC. However, as an FHC, Susquehanna (unlike traditional bank holding companies) is permitted to undertake several new types of activities, and to acquire companies engaged in several additional kinds of activities, without prior Board approval and with only notice afterward. To preserve its FHC status, Susquehanna must ensure that all of its insured depository institution subsidiaries remain well-capitalized and well-managed for regulatory purposes and earn "satisfactory" or better ratings on their periodic Community Reinvestment Act ("CRA") examinations.

     An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the nature of the problem. If the Board determines that any of the FHC's subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the FHC. Until compliance is restored, the Board has broad discretion to impose appropriate limitations on the FHC's activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to FHC bank holding companies.

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

     Capital Adequacy. Under the risk-based capital requirements applicable to
     ----------------
them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered "well-capitalized"). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, after deducting goodwill and certain other intangibles ("tier 1 capital"). The remainder of total capital ("tier 2 capital") may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance. At December 31, 2001, Susquehanna's tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 10.82% and 12.53%, respectively.

     The Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts ("leverage amounts") equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Board's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board will continue to consider a "tangible tier 1 leverage ratio" (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Board has not advised Susquehanna of any specific minimum leverage ratio applicable to it. At December 31, 2001, Susquehanna's leverage ratio was 8.69%.

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

     Cross Guarantees. Susquehanna's insured depository institution subsidiaries
     ----------------
are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Susquehanna as the common parent. While the FDIC's cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

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

     Interstate Banking and Branching. Under the Pennsylvania Banking Code of
     --------------------------------
1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. The same Act generally permits the federal banking agencies to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania, Ohio and West Virginia have enacted legislation authorizing such "de novo" branching by banks located in states offering reciprocal treatment to their institutions. Maryland has as well, but without the requirement of reciprocity. Delaware, New Jersey and New York do not allow de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which Susquehanna now operates.

     Regulation of Nonbank Subsidiaries. Susquehanna has four direct non-bank
     ----------------------------------
subsidiaries, all wholly-owned: Susque-Bancshares Life Insurance Company, a reinsurance company, Susque-Bancshares Leasing Company, Inc., a leasing company, Hann Financial Service Corp., a consumer automobile financing and leasing company, and Valley Forge Asset Management Corp., an investment advisory firm. Susque-Bancshares Life Insurance Company is organized under Arizona law to operate as a credit life, health and accident reinsurer to the extent permitted by Pennsylvania law. It is regulated by the Arizona Department of Insurance and is subject to periodic review by that Department. Susque-Bancshares Leasing Company, Inc. is organized under the laws of the Commonwealth of Pennsylvania and owns a single leasing company subsidiary with commercial finance powers. Hann Financial Service Corp. is organized under New Jersey law and is also authorized to do business in Pennsylvania, New York and Connecticut. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the "SEC") as an investment advisor under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers (the "NASD"). It is also licensed with the securities commissions of various states.

     Privacy. Title V of the GLB Act is intended to increase the level of
     -------
privacy protection afforded to customers of financial institutions, including the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act's elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act also requires institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution's privacy policies.

     Environmental Impact Statement. Compliance by Susquehanna and its
     ------------------------------
subsidiaries with federal, state and local environmental protection laws during 2001 had no material effect upon capital expenditures or earnings or upon the competitive position of Susquehanna and its subsidiaries and is also not expected to materially affect such expenditures, earnings or competition during 2002.

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

     National Monetary Policy. In addition to being affected by general economic
     ------------------------
conditions, the earnings and growth of Susquehanna and its subsidiaries are affected by the policies of regulatory authorities, including the Board, the FDIC, the SEC, the NASD and state agencies. An important function of the Board is to regulate the money supply and credit conditions. Among the instruments used by the Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

     Business Trends

     Current business trends include a stable interest rate environment, a relatively strong and diverse local economy and fluctuating consumer confidence.

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

     Executive Officers

     The executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name                        Age   Title
----                        ---   -----
William J. Reuter(1)        52    President and Chief Executive Officer
Gregory A. Duncan(2)        46    Executive Vice President and Chief Operating Officer
Drew K. Hostetter(3)        47    Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.(4)   54    Senior Vice President and Group Executive
David D. Keim (5)           53    Senior Vice President and Group Executive
Michael M. Quick (6)        53    Vice President and Group Executive
James G. Pierne (7)         50    Vice President and Group Executive
Peter J. Sahd (8)           42    Vice President and Group Executive
William T. Belden(9)        52    Vice President and Group Executive
Rodney A. Lefever (10)      35    Chief Technology Officer
Charles W. Luppert (11)     60    Vice President

(1) William J. Reuter was appointed Senior Vice President of Susquehanna on January 21, 1998 and promoted to President of Susquehanna on January 19, 2000. He was appointed as Chief Executive Officer on May 25, 2001. He was appointed as Chairman of the Board of Farmers & Merchants Bank and Trust on March 21, 2000. He was also the principal executive officer of Farmers & Merchants Bank and Trust until March 21, 2000, and had been employed by that subsidiary bank in a substantially equivalent position for more than the past five years. In 1996 Mr. Reuter was named an executive officer of Susquehanna South, and from 1997 until April 19, 2000, its wholly-owned subsidiary, Susquehanna Bank. Mr. Reuter was appointed Chairman of the Board of Susquehanna Bank on April 19, 2000.

(2) Gregory A. Duncan was also the principal executive officer of Citizens National Bank of Southern Pennsylvania until September 1, 1999, and had been employed by that subsidiary bank in a substantially equivalent position since 1992. He was appointed Senior Vice President - Administration, of Susquehanna on January 21, 1998, was promoted to Executive Vice President on January 19, 2000, and was promoted to Chief Operating Officer on May 25, 2001. He was also appointed President of Susque-Bancshares Life Insurance Company on June 14, 1999 and Secretary of Susque-Bancshares Leasing Company, Inc. on July 15, 1998.

(3) Drew K. Hostetter was appointed Assistant Treasurer of Susquehanna in 1995, was promoted to Treasurer in 1996 and promoted to Vice President, Treasurer and Chief Financial Officer in 1998. He was promoted to Senior Vice President on January 19, 2000 and was promoted to Executive Vice President on May 25, 2001. Mr. Hostetter was also appointed Treasurer and Assistant Secretary of Susquebanc Lease Co. on September 17, 1998 and Assistant Treasurer of Susquehanna East on April 18, 1997. Prior to joining Susquehanna, Mr. Hostetter served as Senior Vice President and Corporate Controller of MNC Financial, Baltimore, Maryland, from 1992 to 1994.

(4) Edward Balderston, Jr. was appointed Senior Vice President and Group Executive of Susquehanna on May 25, 2001. Prior to that, he served as Vice President of Susquehanna in charge of Marketing and Human Resources from May of 1998 to May of 2001, Susquehanna's Director of Marketing and Human Resources from May 1997 to May of 1998, and as Senior Vice President, Administrative Services, of Farmers First Bank from December 1988 to May 1997.

(5) David D. Keim was appointed Senior Vice President and Group Executive of Susquehanna on May 25, 2001. He was appointed as President of Susque-Bancshares Leasing Company, Inc. on July 19, 2000. Prior to that, he served as Vice President of Susquehanna from April 15, 1998 to May 24, 2001, and as Senior Vice President of Susque-Bancshares Leasing Company, Inc. from April 17, 1991 to July 18, 2000.

(6) Michael M. Quick was appointed Vice President and Group Executive of Susquehanna on May 25, 2001. He also serves as President and Chief Executive Officer of Equity Bank and has served in that capacity since March 3, 1998 and as President and Chief Executive Officer of Susquehanna East since April 15, 2000. Prior to joining Susquehanna, Mr. Quick served as President and Chief Operating Officer of Equity National Bank from March 17, 1995 to March 3, 1998.

(7) James G. Pierne was appointed as Vice President and Group Executive of Susquehanna on May 25, 2001. Since March of 2000, he has also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust. Prior to that, he served as Executive Vice President of Farmers & Merchants Bank and Trust from March of 1999 until February of 2000, and as that bank's Senior Vice President from March of 1993 until February of 1999.

(8) Peter J. Sahd was appointed as Vice President and Group Executive of Susquehanna on May 25, 2001. Prior to that, he served as Director, Alternative Delivery Services of Susquehanna from April 12, 1999 until May 25, 2001. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank from August 23, 1994 until April 9, 1999.

(9) William T. Belden is also a principal executive officer of Farmers First Bank, having been appointed as President and Chief Operating Officer in 1995 and promoted to President and Chief Executive Officer on March 22, 1999. He was promoted to a Group Executive on December 31, 2001.

(10) Rodney A. Lefever joined Susquehanna as its Chief Technology Officer on April 30, 2001. Prior to joining Susquehanna, he served as Director, Earthlink Everywhere, Earthlink, Inc. from September of 2000 until April of 2001, as the President of New Business Development, OneMain.com Inc. from December of 1999 until September of 2000 and the President of D&E Supernet (and its predecessors) from March of 1995 until December of 1999.

(11) Charles W. Luppert is also the principal executive officer of WNB Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years.

     There are no family relationships among the executive officers of Susquehanna nor are there any arrangements or understandings between any of them and any other person pursuant to which any of them was selected an officer of Susquehanna.

Item 2. Properties
------  ----------

     Susquehanna reimburses its subsidiaries for space and services utilized. It also leases office space located at Topflight Airpark, Showalter Road, Hagerstown, Maryland for its loan servicing center, and office space located at 701 South Broad Street, Lititz, Pennsylvania, for its Audit, Human Resources, Loan Review, Marketing and Sales Support departments.

     Susquehanna's subsidiary depository institutions operate 146 branches and 31 free-standing automated teller machines. The depository institutions own 82 of the branches and lease the remaining 64. Nine additional locations are owned or leased by subsidiary banks to facilitate operations and expansion. Management of Susquehanna believes that the properties currently owned and leased by its subsidiaries are adequate for present levels of operation.

     As of December 31, 2001, the offices (including executive offices) of Susquehanna's depository institution subsidiaries, were as follows:

                                                                Executive Office   Location of Offices
Subsidiary                       Location of Executive Office   Owned/Leased       (including executive office)
----------                       ----------------------------   ----------------   ----------------------------
Farmers First Bank               9 East Main Street             Owned              43 banking offices in Lancaster
                                 Lititz, Pennsylvania                              and York Counties, Pennsylvania

Citizens Bank of                 35 North Carlisle Street       Owned              8 banking offices in Franklin
Southern Pennsylvania            Greencastle, Pennsylvania                         County, Pennsylvania

First Susquehanna Bank & Trust   400 Market Street              Owned              12 banking offices in
                                 Sunbury, Pennsylvania                             Northumberland, Snyder,
                                                                                   Columbia and Union Counties,
                                                                                   Pennsylvania

                                                                Executive Office   Location of Offices
Subsidiary                       Location of Executive Office   Owned/Leased       (including executive office)
----------                       ----------------------------   ----------------   ----------------------------
WNB Bank                         329 Pine Street                Owned              7 banking offices in Lycoming
                                 Williamsport, Pennsylvania                        County, Pennsylvania

Farmers & Merchants Bank and     59 West Washington Street      Owned              32 banking offices in
Trust                            Hagerstown, Maryland                              Washington, Allegany and
                                                                                   Garrett Counties, Maryland and
                                                                                   Berkeley County, West Virginia

Susquehanna Bank                 100 West Road                  Leased             22 banking offices located in
                                 Towson, Maryland                                  Baltimore City and Baltimore,
                                                                                   Harford, Anne Arundel, Carroll,
                                                                                   Worcester and Wicomico
                                                                                   Counties, Maryland

First American Bank of           140 East Main Street           Owned              6 banking offices in Bedford
Pennsylvania                     Everett, Pennsylvania                             and Blair Counties, Pennsylvania

Equity Bank                      8000 Sagemore Drive            Leased             13 banking offices in Camden,
                                 Suite 8101                                        Gloucester and Burlington
                                 Marlton, New Jersey                               Counties, New Jersey

Founders' Bank                   101 Bryn Mawr Avenue           Leased             3 banking offices in
                                 Bryn Mawr, Pennsylvania                           Montgomery, Chester and
                                                                                   Delaware Counties, Pennsylvania

     The executive offices of Susquehanna Trust & Investment Company are located at 24 North Cedar Street, Lititz, Pennsylvania. The trust company leases this facility, as well as the facilities for each of its 5 branch offices.

     The executive offices of Hann Financial Service Corp. are located at One Centre Drive, Jamesburg, New Jersey. It leases both this facility and a second facility located at 1051 North Black Horse Pike, Williamstown, New Jersey.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II
                                     -------

Item 5. Market for Susquehanna Capital Stock and Related Shareholder Matters.
------  --------------------------------------------------------------------

     Susquehanna common stock is listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 2000 and 2001, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

--------------------------------------------------------
                                  Price Range Per Share*
                                  ----------------------
--------------------------------------------------------
                         Cash
                         ----
                      Dividends
                      ---------
Year         Period      Paid         Low      High
----         ------      ----        ------   -------
2000   1st Quarter       $.17        $11.25   $ 15.88
             Common
       2nd Quarter        .17         12.38     15.00
             Common
       3rd Quarter        .17         12.00     15.44
             Common
       4th Quarter        .19         12.88     17.98
             Common

2001   1st Quarter       $.19        $15.00   $18.875
             Common
       2nd Quarter        .19         16.25     20.81
             Common
       3rd Quarter        .19         18.15     22.83
             Common
       4th Quarter        .20         19.95     22.24
             Common
--------------------------------------------------------

     As of February 28, 2002, there were 6,298 record holders of Susquehanna common stock.

     Dividends paid by Susquehanna are provided from dividends paid to it by its subsidiaries. Susquehanna's ability to pay dividends is largely dependent upon the receipt of dividends from its bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Farmers First Bank, Citizens Bank of Southern Pennsylvania, First American Bank of Pennsylvania, First Susquehanna Bank & Trust and WNB Bank, the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust and Susquehanna Bank, the Federal Reserve Act in the case of Founders' Bank and Equity Bank, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to Susquehanna. In addition to the specific restrictions, summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

     The Board and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

     For state-chartered banks which are members of the Federal Reserve System (like Founders' Bank and Equity Bank), the approval of the applicable federal regulatory agency is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year exceeds the current year's retained net income combined with the retained net income for the two preceding years. "Retained net income" for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

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

     Within the regulatory restrictions described above, each of the insured depository institution subsidiaries of Susquehanna presently has the ability to pay dividends and at December 31, 2001, $13,340,000 in the aggregate was available for dividend distributions during calendar 2002 to Susquehanna from its insured depository institution subsidiaries without regulatory approval. Susquehanna presently expects that cash dividends will continue to be paid by its subsidiaries in the future at levels comparable with those of prior years.

Item 6. Selected Financial Data.
------  -----------------------

        See Page 15.

Selected Financial Data

--------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share
--------------------------------------------------------------------------------------------------------------------
Year ended December 31                                  2001          2000          1999          1998          1997
--------------------------------------------------------------------------------------------------------------------
Interest income                                   $  341,295    $  353,416    $  335,086    $  335,614    $  305,789
Interest expense                                     169,051       188,464       173,526       176,265       149,907
Net interest income                                  172,244       164,952       161,560       159,349       155,882
Provision for loan and lease losses                    7,310         3,726        11,203         5,780         4,806
Other income                                          84,166        74,010        53,459        39,106        31,126
Other expenses                                       167,763       155,581       141,788       124,014       116,485
Income before taxes                                   81,337        79,655        62,028        68,661        65,717
Net income                                            55,716        54,962        43,523        46,804        44,770
Cash dividends declared on common stock               30,228        27,092        22,918        20,132        18,371
Dividend payout ratio                                   54.3%         49.3%         52.7%         43.0%         41.0%

Per Common Share Amounts*
--------------------------------------------------------------------------------------------------------------------
Net income--Basic                                 $     1.42    $     1.40    $     1.11    $     1.19    $     1.16
Net income--Diluted                                     1.41          1.40          1.10          1.18          1.15
Cash dividends declared on common stock                 0.77          0.70          0.62          0.57          0.55

Financial Ratios
--------------------------------------------------------------------------------------------------------------------
Return on average total assets                          1.14%         1.15%         0.94%         1.06%         1.14%
Return on average stockholders' equity                 11.78         13.01         10.45         11.75         12.43
Net interest margin                                     3.91          3.83          3.82          3.98          4.34
Average stockholders' equity to average assets          8.85          8.85          8.95          9.05          9.17

Tangible Operating Results
--------------------------------------------------------------------------------------------------------------------
Tangible net income                               $   59,095    $   58,075    $   46,498    $   49,056    $   47,745
Tangible earnings per share                             1.51          1.48          1.18          1.25          1.24
Return on tangible average shareholders' equity        13.81%        15.08%        12.13%        13.51%        14.79%
Return on tangible average assets                       1.23          1.23          1.01          1.12          1.23

Year-End Balances
--------------------------------------------------------------------------------------------------------------------
Total assets                                      $5,051,092    $4,792,856    $4,804,997    $4,589,287    $4,130,138
Investment securities                              1,021,091       898,604       912,048       951,744       723,745
Loans and leases, net of unearned income           3,519,498     3,433,610     3,469,661     3,248,818     3,072,685
Deposits                                           3,484,331     3,249,013     3,180,520     3,216,879     3,041,466
Total borrowings                                   1,016,845     1,030,812     1,157,025       915,676       652,926
Stockholders' equity                                 493,536       453,437       415,022       412,587       382,772

Selected Share Data*
--------------------------------------------------------------------------------------------------------------------
Common shares outstanding (period end)                39,344        39,221        39,382        39,262        39,275
Average common shares outstanding--Basic              39,263        39,262        39,320        39,228        38,656
Average common shares outstanding--Diluted            39,593        39,365        39,497        39,548        38,911
At December 31:
   Book value per share                           $    12.54    $    11.56    $    10.54    $    10.51    $     9.75
   Market price per common share                       20.85         16.50         15.88         20.47         25.50
   Common stockholders                                 6,340         6,543         6,720         6,662         6,238

* Amounts adjusted for the three-for-two stock splits in July 1997 and 1998.

Item 7. Management's Discussion and Analysis of Results of Operations and
------  -----------------------------------------------------------------
        Financial Condition
        -------------------

        See Pages 17 to 32.

Management's Discussion and Analysis
of Results of Operations and Financial Condition

The following pages of this report present management's discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc., including its subsidiaries (collectively, "Susquehanna"):
Farmers First Bank; Farmers & Merchants Bank and Trust; First American Bank of Pennsylvania; First Susquehanna Bank & Trust; WNB Bank; Citizens Bank of Southern Pennsylvania; Susquehanna Bancshares East, Inc. and its commercial bank subsidiaries Equity Bank and Founders' Bank; Susquehanna Bancshares South, Inc. and its commercial bank subsidiary Susquehanna Bank; Boston Service Company, Inc., t/a Hann Financial Service Corp. ("Hann"); Susque-Bancshares Leasing Co., Inc.; Susque-Banc-shares Life Insurance Company; Valley Forge Asset Management Corp.; and Conestoga Management Company, a non-operating, passive investment subsidiary.

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

     The management of Susquehanna encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. Susquehanna does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

     The following discussion and analysis, the purpose of which is to provide investors and others with information that Susque-hanna's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations should be read in conjunction with the financial statements, notes, and other information contained in this document.

Results of Operations

Summary of 2001 Compared to 2000

Susquehanna's net income for the year ended December 31, 2001, increased $0.7 million, or 1%, over 2000 net income of $55.0 million. Susquehanna's earnings performance was enhanced by significant improvements in non-interest income, which during the year 2001 exceeded 33% of total revenues. The $10.2 million improvement in non-interest income over the year ended December 31, 2000, was split almost equally between banking activities and non-bank affiliate operations.

     Diluted earnings per share ("EPS") increased 1% from $1.40 per share for the year ended 2000 to $1.41 per share for the year ended 2001. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.14% and 11.78 %, respectively, for the year 2001, compared with 1.15% and 13.01%, respectively, for 2000.

     Through various acquisitions utilizing the purchase method of accounting for business combinations, Susquehanna has created intangible assets. Amortization of such intangible assets is a non-cash charge that significantly affects Susquehanna's earnings and financial ratios. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets that are deducted from stockholders' equity in determining Tier I capital.

     For 2001, tangible net income, basic earnings per share, ROA, and ROE were $59.1 million, $1.51, 1.23%, and 13.81%, respectively, compared to 2001 actual net income, basic earnings per share, ROA, and ROE of $55.7 million, $1.42, 1.14%, and 11.78%, respectively.

     Tangible net income, basic earnings per share, ROA, and ROE for 2000 were $58.1 million, $1.48, 1.23%, and 15.08%, respectively.

Net Interest Income - Taxable Equivalent Basis

The major source of operating revenues for Susquehanna is net interest income, which rose to a level of $172.2 million in 2001, $7.3 million, or 4%, above the $164.9 million attained in 2000. Net interest income increased in 2001 despite the substantial decline in the levels of total interest income, which was more than offset by a decline in total interest expense. These declines are the direct result of the Federal Reserve Bank's lowering of interest rates eleven times during 2001.

     Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities and in-come from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

     Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on these assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as apercentage of net interest income and other income was 67%, 69%, and 75% for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

     Table 2 illustrates that the increase in net interest income in 2001 compared with 2000 was primarily attributable to volumes. The average growth in interest-earning assets of $67 million in 2001 over 2000 was due to a $39 million increase in loans and a $28 million increase in Susquehanna's investment portfolio. As illustrated in Table 1, the tax equivalent yield on earning assets for 2001 decreased to 7.68% from 8.09% in 2000. This decrease was due to the steady drop in interest rates throughout 2001, which was the primary cause for the $13.0 million decrease in taxable equivalent interest income. Table 2 also illustrates that the decrease in interest expense in 2001 compared

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity

     Interest Rates and Interest Differential--Tax Equivalent Basis

---------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                   2001                            2000                          1999
---------------------------------------------------------------------------------------------------------------------------------
                                         Average               Rate      Average              Rate      Average              Rate
Assets                                   Balance   Interest       %      Balance   Interest      %      Balance   Interest      %
---------------------------------------------------------------------------------------------------------------------------------
Short-term investments                $   88,379   $  3,539    4.00   $   50,715   $  2,937   5.79   $   67,021   $  3,089   4.61
Investment securities:
   Taxable                               834,066     51,219    6.14      824,902     53,238   6.45      811,255     50,394   6.21
   Tax-advantaged                         72,090      5,115    7.10       90,898      6,455   7.10      116,037      8,189   7.06
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities              906,156     56,334    6.22      915,800     59,693   6.52      927,292     58,583   6.32
---------------------------------------------------------------------------------------------------------------------------------
Loans and leases (net):
   Taxable                             3,444,049    280,730    8.15    3,393,175    289,827   8.54    3,298,442    273,387   8.29
   Tax-advantaged                         43,945      3,820    8.69       55,970      4,952   8.85       49,380      4,451   9.01
---------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                 3,487,994    284,550    8.16    3,449,145    294,779   8.55    3,347,822    277,838   8.30
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          4,482,529    344,423    7.68    4,415,660   $357,409   8.09    4,342,135   $339,510   7.82
=================================================================================================================================
Allowance for loan and lease losses      (38,409)                        (41,340)                       (41,011)
Other non-earning assets                 423,029                         401,395                        351,187
---------------------------------------------------------------------------------------------------------------------------------
Total assets                          $4,867,149                      $4,775,715                     $4,652,311
=================================================================================================================================
Liabilities & Stockholders' Equity
Deposits:
   Interest-bearing demand            $  834,950   $ 18,145    2.20   $  773,552   $ 22,080   2.85   $  785,175   $ 20,359   2.59
   Savings                               420,818      6,324    1.50      420,512      7,709   1.83      444,938      8,166   1.84
   Time                                1,568,646     84,222    5.37    1,552,939     85,216   5.49    1,519,267     77,488   5.10
Short-term borrowings                    211,033      7,976    3.78      199,001     11,597   5.83      122,406      5,754   4.70
FHLB borrowings                          446,835     23,656    5.29      388,078     23,139   5.96      354,644     19,600   5.53
Long-term debt                           101,329      7,843    7.74       99,105      7,762   7.83       95,000      7,481   7.87
Vehicle financing                        293,885     20,886    7.11      416,295     30,961   7.44      451,841     34,679   7.68
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     3,867,496    169,052    4.37    3,849,482   $188,464   4.90    3,773,271   $173,527   4.60
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits                          468,319                         441,894                        421,055
Other liabilities                         58,362                          61,725                         41,614
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                      4,394,177                       4,353,101                      4,235,940
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                     472,972                         422,614                        416,371
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities & stockholders'
equity                                $4,867,149                      $4,775,715                     $4,652,311
=================================================================================================================================
Net interest income/yield on
average earning assets                             $175,371    3.91                $168,945   3.83                $165,983   3.82
=================================================================================================================================

For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on tax-advantaged interest income, the taxable equivalent is made to equate tax-advantaged interest on the same basis as taxable interest. The marginal tax rate is 35%.

with 2000 was also attributed to lower interest rates. Decreases in rates paid for interest-bearing deposits, short-term borrowings, and Federal Home Loan Bank ("FHLB") borrowings were the primary reasons for the $19.4 million decrease in interest expense. Consequently, the average cost of funds decreased from 4.90% in 2000 to 4.37% in 2001. Also contributing to the lower cost of funds was an increase in lower cost deposits offsetting a decrease in higher cost borrowings.

     As a result of the preceding comments, Susquehanna's net interest margin, on a taxable equivalent basis, increased from 3.83% in 2000 to 3.91% in 2001.

     Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled "Market Risks."

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management's estimate of inherent losses in the loan and lease portfolio. Susquehanna's provision for loan and lease losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries,and assess general economic conditions in the markets its affiliates serve.

     Commercial and real estate loans are internally risk rated by Susquehanna's loan officers and periodically reviewed by loan quality personnel. Consumer, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relative small dollar size and homogeneous in nature.

     In addition to economic conditions, consideration of loan portfolio diversification, delinquency, and historic loss experience, consideration is also given in examinations performed by the regulatory authorities.

     To determine the allowance and corresponding loan and lease loss provision, the amount required for specific loans is first determined. For certain commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. The remaining commercial loans as well as consumer, residential real estate, and lease allowances, which may include specific reserves, generally are based upon recent charge-off and delinquency history, other known trends and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies. In addition, a reserve for unused commitments is determined using the same criteria applied to the remaining commercial portfolio by risk-rating type.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

------------------------------------------------------------------------------------------------
                                           2001 Versus 2000               2000 Versus 1999
                                         Increase /(Decrease)           Increase/ (Decrease)
                                           Due to Change in               Due to Change in
------------------------------------------------------------------------------------------------
                                     Average    Average              Average   Average
Dollars in thousands                  Volume       Rate      Total    Volume      Rate     Total
------------------------------------------------------------------------------------------------
Interest Income
Other short-term investments         $ 1,706   $ (1,104)  $    602   $  (846)  $   694   $  (152)
Investment securities:
   Taxable                               586     (2,605)    (2,019)      858     1,986     2,844
   Tax-advantaged                     (1,335)        (5)    (1,340)   (1,785)       51    (1,734)
------------------------------------------------------------------------------------------------
Total investment securities             (749)    (2,610)    (3,359)     (927)    2,037     1,110
Loans (net of unearned income):
   Taxable                             4,296    (13,393)    (9,097)    7,968     8,472    16,440
   Tax-advantaged                     (1,046)       (86)    (1,132)      584       (83)      501
------------------------------------------------------------------------------------------------
Total loans                            3,250    (13,479)   (10,229)    8,553     8,388    16,941
------------------------------------------------------------------------------------------------
Total interest-earning assets        $ 4,207   $(17,193)  $(12,986)  $ 6,780   $11,119   $17,899
================================================================================================
Interest Expense
Deposits:
   Interest-bearing demand           $ 1,392   $ (5,327)  $ (3,935)  $  (305)  $ 2,026   $ 1,721
   Savings                                 6     (1,391)    (1,385)     (448)       (9)     (457)
   Time                                  856     (1,850)      (994)    1,747     5,981     7,728
Short-term borrowings                    665     (4,286)    (3,621)    4,225     1,618     5,843
FHLB borrowings                        3,278     (2,761)       517     1,927     1,612     3,539
Long-term debt                           173        (92)        81       322       (41)      281
Vehicle financing                     (8,753)    (1,322)   (10,075)   (2,668)   (1,050)   (3,718)
------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    (2,383)   (17,029)   (19,412)    4,800    10,137    14,937
------------------------------------------------------------------------------------------------
Net interest income                  $ 6,590   $   (164)  $  6,426   $ 1,979   $   983   $ 2,962
================================================================================================

Changes which are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

     To ensure adequacy to a higher degree of confidence, a portion of the allowance for loan and lease losses is considered unallocated. The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan and lease portfolios. Table 10 presents this allocation.

     The loan portfolio represents loans and leases made primarily within Susquehanna's market area, which includes principally central and southeastern Pennsylvania, Maryland, and New Jersey, and to a lesser extent, southwestern Pennsylvania, Con-necticut, Delaware, West Virginia, northern Virginia, and the southern tier of New York state.

     Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan and lease losses is adequate at December 31, 2001. There can be no assurance, however, that Susquehanna will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2001. As illustrated in Table 3, the provision for loan and lease losses was $7.3 million for 2001 compared to $3.7 million in 2000. Net charge-offs, as presented in Table 3, were $7.3 million in 2001 compared with $7.9 million in 2000. The allowance for loan and lease losses at December 31, 2001, was 1.07% of period-end loans and leases, or $37.7 million, compared with 1.08% or $37.2 million at December 31, 2000.

     Should the economic climate deteriorate further, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

     It is the policy of Susquehanna not to renegotiate the terms of a loan simply because of a delinquency status. Rather, a loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due beyond 90 days. Interest income received on non-performing loans in 2001 and 2000 was $1.0 million and $0.9 million, respectively. Interest income which would have been recorded on these loans under the original terms was $1.3 million and $1.5 million for 2001 and 2000, respectively. At December 31, 2001, Sus-quehanna had no outstanding commitments to advance additional funds with respect to these non-performing loans.

     Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and still accruing. Total non-performing assets at December 31, 2001 and 2000, were $19.3 and $20.6 million, respectively, including $3.8 million and $4.0 million, respectively, in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.55% at December 31, 2001, a decline from 0.60% at December 31, 2000.

     Real estate acquired through foreclosure is carried at its fair value, which is calculated as the lower of the recorded amount of the loan for which the foreclosed property served as collateral, or the fair market value of the property as determined by a current appraisal less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to fair value by charging the allowance for loan and lease losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income, and any losses determined as a result of periodic valuations are charged to other operating expense.

     Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $11.5 million at December 31, 2001, a decrease from $13.8 million at December 31, 2000. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

     Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused Susquehanna to place them on its internally monitored loan list. At December 31, 2001, such loans, which are not included in Table 4, amounted to $12.9 million. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Related Party Transaction and Residual Value Risk

In the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. ("Auto Lenders"), pursuant to which Hann effectively transferred to Auto Lenders all residual risk of the managed auto lease portfolio originated by Hann and all residual risk on any new leases originated over the term of the agreement. Michael J. Wimmer, who is a member of Susquehanna's Board of Directors and the chief executive officer of Hann, along with his immediate family, owns 100% of the outstanding equity interest of Auto Lenders. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey. Under this Servicing Agreement, Auto Lenders agreed to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agreed to set its stated residual values in accordance with the standards approved in advance by Auto Lenders, and Hann agreed to pay to Auto Lenders an upfront fee of $3.1 million, as shown in Table 3, to cover all the auto leases serviced by Hann which had been originated by Hann prior to the agreement. Hann also agreed to make monthly guaranty payments to Auto Lenders based upon a fixed schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term beyond the current three-year term, subject to renegotiation of the pay-ments. During the renewal process, competitive quotes are obtained by Hann from third parties to determine the best remarketing alternative for Hann. The aggregate fees paid by Hann to Auto Lenders under the Servicing Agreement in 2001 were $9.2 million. Under the Servicing Agreement, Auto Lenders retains all residual gains and bears all residual losses with respect to the vehicles. The obligations of Auto Lenders under the Servicing Agreement are secured by a Guaranty dated December 31, 2001, executed by Mr. Wimmer in favor of Hann.

Other Income

     Non-interest income, recorded as other income, consists of: service charges on deposit accounts; commissions and fees received for credit cards (merchant processing), travelers' checks sales, money orders, and investment advisory services; fees for trust services; vehicle origination and servicing fees; income generated from bank-owned life insurance and reinsurance activities; net gains and losses on security transactions; net gains on sales of loans; and other miscellaneous income, such as safe deposit box rents and net gains on the sale of other real estate and branch offices. Other income as a percentage of net interest income and other income was 33%, 31%, and 25% for 2001, 2000, and 1999, respectively.

     Non-interest income increased $10.2 million, or 14%, in 2001 over 2000. Asset management fees increased $2.5 million from 2000 to 2001 as a result of an increase in assets under manage-

TABLE 3 - Provision and Allowance for Loan and Lease Losses

-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                       2001          2000          1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, January 1       $   37,187    $   44,465    $   39,440    $   39,316    $   38,464
Allowance acquired in business combination                  539             0             0             0         1,460
Allowance transferred to third-party guarantor                0         3,057             0             0             0
Additions to provision for loan and lease losses
   charged to operations                                  7,310         3,726        11,203         5,780         4,806
Loans and leases charged-off during the year:
   Commercial, financial, agricultural, and leases        4,976         3,880         3,181         2,039         1,612
   Real estate--mortgage                                  1,270         1,634         2,050         1,657         1,355
   Consumer                                               3,178         4,186         3,188         3,413         3,820
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs                                         9,424         9,700         8,419         7,109         6,787
-----------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously
charged-off:
   Commercial, financial, agricultural, and leases          397           275           550           428           413
   Real estate--mortgage                                    363           369           812           182            71
   Consumer                                               1,326         1,109           879           843           889
-----------------------------------------------------------------------------------------------------------------------
Total recoveries                                          2,086         1,753         2,241         1,453         1,373
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                           7,338         7,947         6,178         5,656         5,414
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, December 31     $   37,698    $   37,187    $   44,465    $   39,440    $   39,316
=======================================================================================================================
Average loans and leases outstanding                 $3,537,316    $3,449,145    $3,347,822    $3,140,339    $2,891,979
Period-end loans and leases                           3,519,498     3,433,610     3,469,661     3,248,818     3,072,685
Net charge-offs as a percentage of average loans
and leases                                                 0.21%         0.23%         0.18%         0.18%         0.19%
Allowance as a percentage of period-end loans and
leases                                                     1.07%         1.08%         1.28%         1.21%         1.28%
=======================================================================================================================

TABLE 4--Non-Performing Assets

----------------------------------------------------------------------------------------------------------------------
Dollars in thousands
----------------------------------------------------------------------------------------------------------------------
At December 31                                             2001          2000          1999          1998         1997
----------------------------------------------------------------------------------------------------------------------
Loans contractually past due 90 days and still
accruing                                             $   11,498    $   13,798    $   10,360    $   10,645    $   7,248
======================================================================================================================
Non-performing assets:
   Nonaccrual loans:
      Commercial, financial, agricultural, and
      leases                                              4,680         3,856         1,510         1,659          934
   Real estate--mortgage                                 10,795        12,568        20,989        18,409       21,995
   Consumer                                                  41           117           271           343          622
   Restructured loans                                         0             0             0         1,258           93
   Other real estate owned                                3,761         4,039         4,703         4,745        4,547
----------------------------------------------------------------------------------------------------------------------
Total non-performing assets                          $   19,277    $   20,580    $   27,473    $   26,414    $  28,191
======================================================================================================================
Total non-performing assets as a percentage of
   period-end loans and leases and other real
   estate owned                                            0.55%         0.60%         0.79%         0.81%        0.92%
======================================================================================================================
Allowance for loan and lease losses as a
   percentage of non-performing loans                       243%          225%          195%          182%         166%
======================================================================================================================

ment. Service charges on deposit accounts increased $2.9 million in 2001 over 2000 as the introduction of a new overdraft program improved fee collection significantly. Contributing to the $2.2 million increase in other operating income was improved debit card volume resulting from new marketing efforts.

     Gain on sale of loans and leases was $4.2 million in 2001 compared with $3.9 million in 2000. During the second quarter of 2001, Hann sold approximately $117 million in automobile leases. In conjunction with this transaction, Hann realized a $1.7 million gain on the sale. During 2001, Susquehanna affiliate banks sold approximately $118 million of mortgage loans that were originated for resale. In conjunction with the sale of mortgage loans, Susquehanna realized approximately $2.5 million in gains. In the third quarter of 2000, Susquehanna sold its credit card portfolio, which resulted in a gain of $1.8 million. During 2000, Susquehanna affiliate banks sold approximately $114 million of mortgage loans which resulted in a gain of $2.1 million.

     All other categories experienced modest gains over the prior year, as well.

Other Expenses

Non-interest expenses are categorized into the following nine groupings: employee-related expenses, which include salaries, fringe benefits, and employment taxes; occupancy expenses, which include depreciation, rents, maintenance, utilities, and insurance; furniture and equipment expenses, which include depreciation, rents, and maintenance; amortization of intangible assets; vehicle residual value expense; vehicle delivery and preparation expense; merchant credit card servicing expense; restructuring charges; and other expenses (detailed in Table 5) incurred in operating Susquehanna's business.

     Non-interest expense increased $12.2 million, or 8%, in 2001 over 2000. Salaries and employee benefits increased $5.7 million, or 8%, from 2000 to 2001. The increase in salaries and benefits was primarily due to normal annual salary increases, recent branch openings, new revenue producing positions, and higher health benefit costs.

Table 5 - Analysis of Other Expenses

Dollars in thousands
------------------------------------------------------------------
Year ended December 31              2001         2000         1999
------------------------------------------------------------------
Advertising, marketing, and
   public relations              $ 4,865      $ 4,051      $ 3,938
Audits and examinations            1,214        1,353          723
Communications                     3,938        3,149        2,827
Directors' fees                    1,291        1,255        1,212
Legal and professional             3,768        5,702        4,880
Life Insurance Company
   related expenses                  967        1,058          924
Other real estate                  2,568        1,071        1,089
Outside services                   3,989        4,711        3,735
PA shares/capital stock tax        2,571        2,284        2,407
Postage and delivery               4,806        3,631        3,438
Stationery and supplies            3,123        3,204        3,359
FDIC insurance                       596          642          769
All other                         16,051       14,977       13,539
------------------------------------------------------------------
Total                            $49,747      $47,088      $42,840
==================================================================

     Charges for occupancy and equipment increased $1.6 million, or 16%, in 2001 from 2000, the result of recent branch openings, and the full-year impact of central processing established throughout the second half of 2000. Amortization of intangible assets increased $0.4 million in 2001 from 2000. Vehicle residual value expense in 2001 decreased $3.2 million from 2000. In the third quarter of 2000, Hann entered into a Servicing Agreement, described earlier in the section "Related Party Transaction and Residual Value Risk," to guarantee all residual values of vehicle leases serviced by Hann. Consequently, year 2000 vehicle residual value expense included both actual residual value losses and residual value guarantee fees, whereas year 2001 included only residual value guarantee fees.

     Vehicle delivery and preparation expense for 2001 increased $4.0 million over the prior year's expense due to costs associated with an increased number of vehicles being prepared for retail sale during 2001.

     All other expenses increased $2.7 million (see Table 5), with notable increases in postage and delivery costs of $1.2 million, and other real estate expenses of $1.5 million. While modest increases were realized in most of the other categories, a decrease of $1.9 million was recorded in legal and professional, primarily due to less acquisition-related activity.

Income Taxes

Susquehanna's effective tax rate for 2001 was 31.5% compared to 31.0% in 2000. The effective rate for 2001 was increased because of reduced levels of tax-advantaged income. As tax-advantaged loans and securities continue to mature, and the opportunities for investment in additional tax-advantaged enterprises become less attractive due to certain provisions of the Tax Reform Act of 1986, effective tax rates may increase in the years ahead. However, beginning in 2002, as required by the FASB that issued SFAS 142, Susquehanna will no longer amortize goodwill created in previous business combinations. The reduction in pre-tax amortization expense of $3.3 million will have a favorable impact on Susquehanna's effective tax rate, as most of the amortization expense was not deductible from taxable income.

FINANCIAL CONDITION
Investment Securities

Susquehanna follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment: held-to-maturity, trading, or available-for-sale.

     Securities identified as "held-to-maturity" continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as "available-for-sale" must be reported at their market or "fair" value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, total equity of Susquehanna was positively impacted by $10.9 million as the "unrealized gains or losses for available-for-sale securities," changed from a negative $0.8 million at December 31, 2000, to a positive $10.1 million at December 31, 2001.

     Securities identified as "trading account securities" are marked-to-market, with the change recorded in the income statement. Presently, Susquehanna does not engage in trading activ-

TABLE 6 - Carrying Value of Investment Securities

---------------------------------------------------------------------------------------------------
Year ended December 31                2001                    2000                    1999
---------------------------------------------------------------------------------------------------
                              Available-   Held-to-  Available-    Held-to-  Available-    Held-to-
Dollars in thousands            for-Sale   Maturity    for-Sale    Maturity    for-Sale    Maturity
---------------------------------------------------------------------------------------------------
U.S. Treasury                 $    1,302    $    0     $  3,307     $     0    $ 16,683     $     0
U.S. Government agencies          88,289         0      359,773           0     338,990           0
State and municipal               64,712     1,778       63,922      15,833      69,599      32,070
Other securities                  20,844         0       16,641           0      17,682           0
Mortgage-backed securities       808,981         0      403,094         486     399,428       1,020
Equity securities                 35,185         0       35,548           0      36,576           0
---------------------------------------------------------------------------------------------------
Total investment securities   $1,019,313    $1,778     $882,285     $16,319    $878,958     $33,090
===================================================================================================

ity, but does engage in active portfolio management, which requires the majority of its security portfolios be identified as "available-for-sale." While SFAS 115 requires segregation into "held-to-maturity" and "available-for-sale" categories (see Table 6), it does not change Susquehanna's policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 2001, Susquehanna held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded ten percent of stockholders' equity.

     Susquehanna adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as of January 1, 2001. Concurrent with adoption of this standard, and as permitted by its provisions, approximately $14.3 million of securities held-to-maturity were reclassified as securities available-for-sale. This reclassification resulted in an after-tax gain of approximately $0.3 million, which was recorded in other comprehensive income.

Loans and Leases

Table 8 presents the loans outstanding, by type of loan, in Susquehanna's portfolio for the past five years. In 2001, mortgage loans increased $29 million, commercial loans increased $63 million, and construction loans grew by $95 million compared to 2000. Consumer loans declined $26 million in 2001 from 2000. Susquehanna's banking subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $103 million at December 31, 2001, and an additional $162 million was lent against junior liens on residential properties during 2001. During 2001, senior liens on 1-4 family residential properties totaled $817 million, and much of the $784 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $38 million, while loans secured by multi-family residential properties totaled $59 million at December 31, 2001.

     Leases declined by $77 million in 2001 compared to 2000, as most of Hann's new lease production in 2001 was either sold or originated for other institutions.

     Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 2002 consist of $170 million with fixed-rate pricing and $240 million with variable-rate pricing.

Deposits

Susquehanna's deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average amounts of deposits by type are summarized in Table 12. Susquehanna does not rely upon time deposits of $100,000 or more as a principal source of funds, as they represent 8% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $100,000 or more as of December 31, 2001.

Market Risks

The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Due to the nature of its operations, only interest rate risk and liquidity risk are significant to Susquehanna.

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity--the ability to meet the cash requirements of its customers and other financial commitments--is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehan-na's policy of diversifying its funding sources--purchased funds, repurchase agreements, and deposit accounts--allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2001, Susquehanna's subsidiary banks and savings bank have unused lines of credit available to them from various FHLBs of $559 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $34 million at December 31, 2001. These maturing investments represented 3% of total investment securities. Cash and due from banks amounted to $149 million and unrestricted short-term investments amounted to $47 million for the year ended December 31, 2001, both of which represent additional sources of liquidity.

TABLE 7 - Investment Securities

--------------------------------------------------------------------------------------------------------
Dollars in thousands               Within   After 1 Year but   After 5 Years but      After
                                   1 Year     Within 5 Years     Within 10 Years   10 Years        Total
--------------------------------------------------------------------------------------------------------
Available-for-Sale
U.S. Treasury
   Fair value                                   $  1,302                                      $    1,302
   Amortized cost                                  1,201                                           1,201
   Yield                                           7.01%                                            7.01%
U.S. Government agencies
   Fair value                     $ 2,904       $ 67,962           $ 16,209        $  1,214   $   88,289
   Amortized cost                   2,900         66,261             15,943           1,225       86,329
   Yield                            3.41%          6.18%              5.84%           5.52%         6.01%
Corporate debt securities
   Fair value                     $ 2,017       $ 17,833           $      4        $    990   $   20,844
   Amortized cost                   2,004         17,082                  5             982       20,073
   Yield                            5.97%          6.54%               2.63%           3.83%        6.35%
Mortgage-backed securities
   Fair value                     $17,775       $    994           $ 75,325        $714,887   $  808,981
   Amortized cost                  18,040            984             74,543         705,699      799,266
   Yield                             5.28%          6.42%              5.47%           6.01%        5.94%
State and municipal securities
   Fair value                     $11,169       $ 40,734           $  6,991        $  5,818   $   64,712
   Amortized cost                  11,097         39,830              6,765           5,642       63,334
   Yield                            6.84%           6.54%              8.83%           8.46%        7.01%
Equity securities
   Fair value                                                                                 $   35,185
   Amortized cost                                                                                 33,373
   Yield                                                                                           5.61%
Held-to-Maturity
Mortgage-backed securities
   Fair value                                   $    310                           $  1,468   $    1,778
   Amortized cost                                    310                              1,468        1,778
   Yield                                            4.46%                              4.90%        4.82%
Total Securities
   Fair value                     $33,865       $129,135           $ 98,529        $724,377   $1,021,091
   Amortized cost                  34,041        125,668             97,256         715,016    1,005,354
   Yield                             5.67%          6.35%              5.76%           6.02%        6.01%
========================================================================================================

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

     Table 14 illustrates Susquehanna's estimated interest rate sen sitivity and periodic and cumulative gap positions as calculated at December 31, 2001 and 2000. These estimates include anticipated paydowns on commercial and residential loans, mortgage-backed securities, and certain assumptions regarding core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. However, imbedded options, such as a call feature on a bond or a prepayment option on a loan, may impact the magnitude and direction of interest rate sensitivity.

     In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes an in-house simulation model that measures Susquehanna's exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities, and equity at current and forecasted interest rates, and at hypothetical higher and lower

Table 8 - Loan and Lease Portfolio

---------------------------------------------------------------------------------------------
At December 31                                      2001                       2000
---------------------------------------------------------------------------------------------
                                                        Percentage                 Percentage
                                                       of Loans to                of Loans to
Dollars in thousands                          Amount   Total Loans       Amount   Total Loans
---------------------------------------------------------------------------------------------
Commercial, financial, and agricultural   $  434,780      12.4%      $  371,320      10.8%
Real estate--construction                    359,445      10.2          264,182       7.7
Real estate--mortgage                      1,963,094      55.8        1,933,772      56.3
Consumer                                     325,170       9.2          350,707      10.2
Leases                                       437,009      12.4          513,629      15.0
---------------------------------------------------------------------------------------------
Total                                     $3,519,498     100.0%      $3,433,610     100.0%
=============================================================================================

Table 9 - Loan Maturity and Interest Sensitivity

---------------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------------
At December 31
---------------------------------------------------------------------------------------------------------------
                                                                 Under One   One to Five   Over Five
Maturity                                                              Year         Years       Years      Total
---------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                          $ 199,932     $129,282     $105,566   $434,780
Real estate--construction                                          183,832      145,545       30,068    359,445
---------------------------------------------------------------------------------------------------------------
                                                                 $ 383,764     $274,827     $135,634   $794,225
===============================================================================================================
Rate sensitivity of loans with maturities greater than 1 year:
   Variable rate                                                                                       $240,063
   Fixed rate                                                                                           170,398
---------------------------------------------------------------------------------------------------------------
                                                                                                       $410,461
===============================================================================================================

Table 10 - Allocation of Allowance for Loan and Lease Losses

-----------------------------------------------------------------------------------------
Dollars in thousands
-----------------------------------------------------------------------------------------
At December 31                               2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------
Commercial, financial, and agricultural   $ 8,783   $ 7,518   $ 5,773   $ 5,212   $ 5,184
Real estate--construction                  10,388     7,632     6,018     5,937     5,994
Real estate--mortgage                       8,545     8,064     8,000     8,014     7,698
Consumer                                    6,423     6,187     6,981     5,500     5,225
Leases                                      1,923     2,276     9,113     4,657     3,960
Unused commitments                          1,110     2,211     2,937     2,366     2,558
Unallocated                                   526     3,299     5,643     7,754     8,697
-----------------------------------------------------------------------------------------
Total                                     $37,698   $37,187   $44,465   $39,440   $39,316
=========================================================================================

interest rates at one percent intervals. The income effect and economic value of defined categories of financial instruments is calculated by the model using estimated cash flows based on imbedded options, prepayments, early withdrawals, and weighted average contractual rates and terms. For economic value calculations, the model also considers discount rates for similar financial instruments. The economic value of longer-term fixed-rate financial instruments are generally more sensitive to changes in interest rates. Adjustable-rate and variable-rate financial instruments largely reflect only a change in economic value representing the difference between the contractual and discounted rates until the next contractual interest rate repricing date, unless subject to rate caps and floors.

     A substantial portion of Susquehanna's loans consists of commercial and residential mortgage loans containing significant imbedded options which permit the borrower to repay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's susceptibility for prepayment is dependent upon a number of factors, including the current interest rate versus the contractual interest rate of the loan, the financial ability of the borrower to refinance, and the economic benefit and availability of refinancing at attractive terms. Also, refinancing may depend upon economic and other factors in specific geographic areas that affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease depending on the current relative levels and expectations of future short- and long-term interest rates. Since a significant portion of Susquehanna's loan portfolio has adjustable or variable rates, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates and fixed rate loans are economically more desirable.

------------------------------------------------------------------------------
           1999                       1998                       1997
------------------------------------------------------------------------------
              Percentage                 Percentage                 Percentage
             of Loans to                of Loans to                of Loans to
    Amount   Total Loans       Amount   Total Loans       Amount   Total Loans
------------------------------------------------------------------------------
$  327,670        9.4%     $  301,385        9.3%     $  327,598       10.7%
   255,054        7.4         256,451        7.9         231,120        7.5
 1,850,375       53.3       1,821,485       56.0       1,761,763       57.4
   395,566       11.4         346,180       10.7         329,876       10.7
   640,996       18.5         523,317       16.1         422,328       13.7
------------------------------------------------------------------------------
$3,469,661      100.0%     $3,248,818      100.0%     $3,072,685      100.0%
==============================================================================

Table 11 - Loan Concentrations

Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, Maryland, New Jersey, and New York. At December 31, 2001, Susquehanna's portfolio included the following concentrations:

-------------------------------------------------------------------------------------------------------------------
                                                                             Total     As a % of    % Nonperforming
Dollars in thousands              Permanent   Construction  All Other       Amount   Total Loans   in each category
-------------------------------------------------------------------------------------------------------------------
Housing developments               $ 99,821    $ 173,560      $ 1,238    $ 274,619       7.8             0.7
Office buildings and warehouses     137,285        5,559       57,873      200,717       5.7             1.7
Retailing                           113,695       36,875        1,574      152,144       4.3             0.0
Manufacturing                        46,023        3,114       66,882      116,020       3.3             1.8
Hotels/motels                        61,905        4,443        4,237       70,585       2.0             0.1
Agriculture                          36,598          130       19,150       55,879       1.6             0.6
Wholesalers                          14,406          200       30,379       44,985       1.3             0.6
===================================================================================================================

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

     Tables 15 and 16 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions determined by Susquehanna as of Decem-ber 31, 2001 and 2000, at current interest rates and at hypothetical higher and lower interest rates in one- and two-percent increments. As noted in Table 15, the economic value of equity at risk as of December 31, 2001, is four percent at an interest rate change of plus two percent, while Table 16 discloses that net interest income at risk as of December 31, 2001, is eight percent at an interest rate change of minus two percent.

     At December 31, 2001, Susquehanna was an asset-sensitive institution and should benefit from a rise in interest rates in 2002, if that should occur.

Securitizations and Off-Balance Sheet Financings

Assets securitizations and other off-balance sheet financings can further impact liquidity and interest rate risk. Hann's automobile lease originations are financed primarily in four ways: agency arrangements with other financial institutions; securitization

Table 12 - Average Deposit Balances
---------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------
Year ended December 31         2001          2000          1999
---------------------------------------------------------------
Demand deposits          $  468,319    $  441,894    $  421,055
Interest-bearing
   demand deposits          834,950       773,552       785,175
Savings deposits            420,818       420,512       444,938
Time deposits             1,568,646     1,552,939     1,519,267
---------------------------------------------------------------
Total                    $3,292,733    $3,188,897    $3,170,435
===============================================================

Table 13 - Deposit Maturity
---------------------------------------------------------------
Maturity of time deposits of $100 or more at
December 31, 2001
---------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------
Three months or less                                   $ 84,592
Over three months through six months                     50,011
Over six months through twelve months                    58,646
Over twelve months                                       88,387
---------------------------------------------------------------
Total                                                  $281,636
===============================================================

Table 14 - Balance Sheet Gap Analysis

-----------------------------------------------------------------------------------------------------------------
Dollars in thousands                                      1-3         3-12          1-3       Over 3
At December 31, 2001                                   months       months        years        years        Total
-----------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                             $   88,565   $        0   $        0   $        0   $   88,565
Investments                                           151,439      226,343      337,733      305,576    1,021,091
Loans and leases, net of unearned income            1,063,376      611,940      942,470      901,712    3,519,498
-----------------------------------------------------------------------------------------------------------------
Total                                              $1,303,380   $  838,283   $1,280,203   $1,207,288   $4,629,154
-----------------------------------------------------------------------------------------------------------------
Liabilities
Interest-bearing demand                            $  131,747   $  216,516   $  425,113   $  141,704   $  915,080
Savings                                                26,832       80,496      246,473       82,158      435,959
Time                                                  313,317      545,543      374,956       88,678    1,322,494
Time in denominations of $100 or more                  84,592      108,657       69,035       19,352      281,636
Total borrowings                                      176,424       44,314      568,226      227,882    1,016,846
-----------------------------------------------------------------------------------------------------------------
Total                                              $  732,912   $  995,526   $1,683,803   $  559,774   $3,972,015
=================================================================================================================
Interest Sensitivity Gap:
   Periodic                                        $  570,468   $ (157,243)  $ (403,600)  $  647,514
   Cumulative                                                      413,225        9,625      657,139
Cumulative gap as a percentage of earning assets           12%           9%           0%          14%

-----------------------------------------------------------------------------------------------------------------
                                                          1-3         3-12          1-3       Over 3
At December 31, 2000                                   months       months        years        years        Total
-----------------------------------------------------------------------------------------------------------------
Assets
Short-term investments                               $ 59,035   $        0   $        0   $      0     $   59,035
Investments                                            88,763      109,253      311,141    389,447        898,604
Loans and leases, net of unearned income            1,123,486      702,439    1,010,264    597,421      3,433,610
-----------------------------------------------------------------------------------------------------------------
Total                                              $1,271,284   $  811,692   $1,321,405   $986,868     $4,391,249
=================================================================================================================
Liabilities
Interest-bearing demand                            $  105,639   $  283,614   $  139,208   $289,405     $  817,866
Savings                                                47,068      137,135       85,505    144,170        413,878
Time                                                  257,419      588,876      403,902     53,100      1,303,297
Time in denominations of $100 or more                  80,757      107,577       50,256     13,085        251,675
Total borrowings                                      447,448      110,710      312,875    159,779      1,030,812
-----------------------------------------------------------------------------------------------------------------
Total                                              $  938,331   $1,227,912   $  991,746   $659,539     $3,817,528
=================================================================================================================
Interest Sensitivity Gap:
   Periodic                                        $  332,953   $ (416,220)  $  329,659   $327,329
   Cumulative                                                      (83,267)     246,392    573,721
Cumulative gap as a percentage of earning assets            8%          -2%           6%        13%
=================================================================================================================

transactions; sale-leaseback transactions; and other sources of funds, including internally generated sources. Assets financed in the first three of these manners generally are not reflected on Susquehanna's consolidated balance sheet. As of December 31, 2001, Hann's off-balance sheet, managed portfolio was funded in the following manners: agency arrangements, $555 million; asset securitization transactions, $111 million; and sale-leaseback transactions, $168 million.

     Agency arrangements generally occur on similar economic terms and generally result in no accounting gains or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee, and an origination fee per lease. Lease sales are generally accounted for as sales under SFAS 140.

In asset securitization transactions, Hann generally sells or contributes the beneficial interest in fixed-rate automobile leases and related vehicles to a wholly-owned, special purpose entity, or SPE. The SPE finances the purchase by borrowing funds from a non-related, asset-backed commercial paper issuer. Hann continues to act as servicer for the sold portfolio and Hann is entitled to receive all of the administrative fees collected from obligors. In addition, Hann also receives a servicing fee based upon a percentage of the dollar amount of assets serviced. These transactions are generally accounted for as sales under the guidelines of SFAS 140. Neither Hann nor Susquehanna provides recourse for credit losses. The debt issued bears a floating rate of interest, and Susquehanna either obtains interest rate protec-

Table 15 - Balance Sheet Shock Analysis

---------------------------------------------------------------------------------------------------------------
                                                                               Base
Dollars in thousands                                                        Present
At December 31, 2001                                -2%           -1%         Value            1%            2%
---------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                     $   149,233   $   149,233   $   149,233   $   149,233   $   149,233
Short-term investments                           88,565        88,565        88,565        88,565        88,565
Investment securities:
Held-to-maturity                                  1,967         1,878         1,794         1,716         1,642
Available-for-sale                            1,040,905     1,031,544     1,019,313       998,072       973,117
Loans and leases, net of unearned income      3,703,282     3,641,837     3,581,492     3,522,580     3,465,534
Other assets                                    310,403       310,403       310,403       310,403       310,403
---------------------------------------------------------------------------------------------------------------
Total assets                                $ 5,294,355   $ 5,223,460   $ 5,150,800   $ 5,070,569   $ 4,988,494
===============================================================================================================
Liabilities
Deposits:
Non-interest bearing                        $   533,436   $   518,195   $   503,398   $   488,601   $   474,248
Interest-bearing                              3,034,639     2,994,820     2,955,774     2,917,138     2,879,842
Total borrowings                              1,062,516     1,045,342     1,028,653     1,012,494       998,316
Other liabilities                                56,380        56,380        56,380        56,380        56,380
---------------------------------------------------------------------------------------------------------------
Total liabilities                             4,686,971     4,614,737     4,544,205     4,474,613     4,408,786
Total economic equity                           607,384       608,723       606,595       595,956       579,708
---------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $ 5,294,355   $ 5,223,460   $ 5,150,800   $ 5,070,569   $ 4,988,494
===============================================================================================================
Economic equity ratio                                11%           12%           12%           12%           12%
Value at risk                                       789         2,128             0       (10,639)      (26,887)
%Value at risk                                        0%            0%            0%           -2%           -4%

---------------------------------------------------------------------------------------------------------------
                                                                               Base
Dollars in thousands                                                        Present
At December 31, 2000                                -2%           -1%         Value            1%            2%
---------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                     $   129,101   $   129,101   $   129,101   $   129,101   $   129,101
Short-term investments                           59,042        59,039        59,035        59,032        59,029
Investment securities:
   Held-to-maturity                              17,132        16,786        16,658        16,239        15,851
   Available-for-sale                           896,185       882,902       882,285       860,489       837,309
Loans and leases, net of unearned income      3,519,374     3,471,013     3,423,848     3,377,646     3,331,302
Other assets                                    309,693       309,693       309,693       309,693       309,693
---------------------------------------------------------------------------------------------------------------
Total assets                                  4,930,527     4,868,534     4,820,620     4,752,200     4,682,285
===============================================================================================================
Liabilities
Deposits:
   Non-interest bearing                         469,153       455,854       442,943       430,032       417,507
   Interest-bearing                           2,889,481     2,854,384     2,820,494     2,786,565     2,753,565
Total borrowings                              1,058,580     1,040,424     1,022,746     1,005,507       988,673
Other liabilities                                59,594        59,594        59,594        59,594        59,594
---------------------------------------------------------------------------------------------------------------
Total liabilities                             4,476,808     4,410,256     4,345,777     4,281,698     4,219,339
Total economic equity                           453,719       458,278       474,843       470,502       462,946
---------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $ 4,930,527   $ 4,868,534   $ 4,820,620   $ 4,752,200   $ 4,682,285
===============================================================================================================
Economic equity ratio                                 9%            9%           10%           10%           10%
Value at risk                                   (21,124)      (16,565)            0        (4,341)      (11,897)
% Value at risk                                      -4%           -3%            0%           -1%           -3%
===============================================================================================================

Table 16 - Net Interest Income Shock Analysis

---------------------------------------------------------------------------------------------------------------
                                                                               Base
Dollars in thousands                                                        Present
At December 31, 2001                                -2%           -1%         Value            1%            2%
---------------------------------------------------------------------------------------------------------------
Interest income:
Short-term investments                      $     1,883   $     3,290   $     4,790   $     6,318   $     7,881
Investments                                      52,758        55,777        58,844        60,969        62,842
Loans and leases                                238,593       250,661       262,647       274,458       286,301
---------------------------------------------------------------------------------------------------------------
Total interest income                           293,234       309,728       326,281       341,745       357,024
---------------------------------------------------------------------------------------------------------------
Interest expense:
Interest-bearing demand and savings              15,162        15,890        17,252        20,953        24,653
Time                                             51,429        57,444        63,659        69,931        76,268
Total borrowings                                 49,017        50,406        52,449        54,562        57,269
---------------------------------------------------------------------------------------------------------------
Total interest expense                          115,608       123,740       133,360       145,446       158,190
---------------------------------------------------------------------------------------------------------------
Net interest income                         $   177,626   $   185,988   $   192,921   $   196,299   $   198,834
===============================================================================================================
Net interest income at risk                 $   (15,295)  $    (6,933)            0   $     3,378   $     5,913
% Net interest income at risk                        -8%           -4%            0%            2%            3%
===============================================================================================================

                                                                               Base
Dollars in thousands                                                        Present
At December 31, 2000                                -2%           -1%         Value            1%            2%
---------------------------------------------------------------------------------------------------------------
Interest income:
Short-term investments                      $     3,287   $     4,111   $     4,934   $     5,757   $     6,518
Investments                                      44,494        47,978        55,608        56,700        57,850
Loans and leases                                268,590       280,778       292,895       307,709       323,988
---------------------------------------------------------------------------------------------------------------
Total interest income                           316,371       332,867       353,437       370,166       388,356
---------------------------------------------------------------------------------------------------------------
Interest expense:
Interest-bearing demand and savings              27,372        29,243        33,407        36,502        39,665
Time                                             73,063        79,009        84,958        90,906        96,855
Total borrowings                                 56,901        61,423        65,945        70,467        74,989
---------------------------------------------------------------------------------------------------------------
Total interest expense                      $   157,336   $   169,675   $   184,310   $   197,875   $   211,509
---------------------------------------------------------------------------------------------------------------
Net interest income                         $   159,035   $   163,192   $   169,127   $   172,291   $   176,847
===============================================================================================================
Net interest income at risk                 $   (10,092)  $    (5,935)            0   $     3,164   $     7,720
% Net interest income at risk                        -6%           -4%            0%            2%            5%

Table 17 - Capital Adequacy

-----------------------------------------------------------------------------------
At December 31, 2001
-----------------------------------------------------------------------------------
                                         Tier I Capital   Total Capital   Leverage
                                              Ratio (A)       Ratio (B)   Ratio (C)
-----------------------------------------------------------------------------------
Required Ratio                                4.00%            8.00%        4.00%
Citizens Bank of Southern Pennsylvania       10.78            11.75         6.82
Equity Bank                                   9.41            10.53         7.24
Farmers First Bank                           10.44            11.69         8.32
Farmers & Merchants Bank and Trust            8.54            11.09         6.44
First American Bank of Pennsylvania          14.74            15.51         9.95
First Susquehanna Bank & Trust               10.65            11.90         7.38
Founders' Bank                                9.17            10.41         7.50
Susquehanna Bank                              8.91            11.45         7.13
WNB Bank                                     14.24            15.48         9.71
Total Susquehanna                            10.81%           12.53%        8.68%
===================================================================================

(A) Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end risk-adjusted assets.
(C) Tier I capital divided by average total assets less disallowed intangible assets.

tion agreements or retains the related interest rate risk. Although neither Hann nor Susquehanna has retained residual risk in the vehicle leases and related vehicles, in the event of a breach by Auto Lenders of its obligation under the Servicing Agreement, described earlier in the discussion titled "Related Party Transaction and Residual Value Risk," Susquehanna would be required to reimburse up to $20.5 million under a letter of credit facility for losses suffered by the investors to the extent of amounts not paid by Auto Lenders. As of December 31, 2001, Hann had one outstanding asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The SPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors' interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At Decem-ber 31, 2001, this recorded interest was $4.5 million of which $1.3 million represents the remaining interest-only asset and $3.2 million is a valuation adjustment which is recognized as other comprehensive income, net of taxes.

     In December 2000, Hann sold and leased back the beneficial interest in $190 million of automobiles subject to operating leases under a Master Lease Agreement that has an eight-year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. To support its obligations under the Master Lease Agreement, Hann pledges the beneficial interest in an additional $31.6 million of automobile leases and related vehicles. Hann is expected to earn approximately $11.7 million in other income over the term of the Master Lease Agreement, which includes $27.1 million of estimated net rental income, or the difference between the operating lease payments received by Hann and the payments made by Hann under the Master Lease Agreement. The estimated net rental income will be partially offset by the amortization of transaction costs of approximately $15.4 million, which includes a $14.0 million deferred loss on an interest rate swap. Susquehanna entered into an interest rate swap in order to fix the return on the transaction, while leases originated for the sale-leaseback were being held in a warehouse facility during the ten-month production period. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences which become applicable upon the occurrence of an "Early Amortization Event." An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. This rating provision can be cured by Susque-hanna by obtaining a $32.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction. This is referred to in Table 18 as Contingent Cash Collateral. For example, after an Early Amortization Event, substitutions are no longer permitted, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, these proceeds are required to make termination and other payments under the Master Lease Agreement. As of December 31, 2001, the obligation to make these termination and other payments is collateralized by a cash deposit of $6.4 million.

     Table 18 presents certain contractual obligations and commercial commitments, including the guarantees of Susquehanna on behalf of its subsidiaries, and their expected year of payment or expiration.

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

Capital elements are segmented into two tiers. Tier 1 capital represents stockholders' equity reduced by excludable intangibles, while Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

Recent Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, ("SFAS 141") "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. Management has reviewed SFAS 141 and has determined that the statement has no effect on its current financial position or results of operations.

     SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite

TABLE 18--Contractual Obligations and Commercial Commitments

--------------------------------------------------------------------------------------
                                                  Payments Due by Period
--------------------------------------------------------------------------------------
                                             Less than        1-3        4-5    Over 5
Contractual Obligations              Total      1 Year      Years      Years     Years
--------------------------------------------------------------------------------------
Long-term debt                   $ 105,000   $       0   $ 55,000   $ 50,000   $     0
Operating leases                   211,544      27,147     53,425     61,567    69,405
Contingent cash collateral          32,739           0          0          0    32,739
--------------------------------------------------------------------------------------

                                                  Commitment Expiration
--------------------------------------------------------------------------------------
                                             Less than        1-3        4-5    Over 5
Other Commercial Commitments         Total      1 Year      Years      Years     Years
--------------------------------------------------------------------------------------
Stand-by letters of credit       $  86,161   $  54,180   $ 31,981   $      0   $     0
Guarantees                          20,000           0     20,000          0         0
Other commercial commitments,
   principally lines of credit     424,945     328,588     96,357          0         0
======================================================================================

lives will no longer be limited to forty years. The provision of SFAS 142 will be effective for fiscal years beginning after De-cember 15, 2001. Management estimates that amortization expense for 2002 will be reduced by approximately $3.3 million. Management has not yet performed an impairment test of goodwill.

Critical Accounting Policies

Susquehanna has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of Susquehanna are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experiences and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of Susquehanna. Susquehanna believes that the allowance for loan and lease losses, which is discussed in the section titled "Provision and Allowance for Loan and Lease Losses," and the treatment of securitizations and off-balance sheet financing, which is discussed in the section titled "Securitizations and Off-Balance Sheet Financing," both require the most significant judgments and estimates used in the preparation of its consolidated financial statements. See "Footnote 1. Summary of Significant Accounting Policies" for a detailed description of Suquehanna's estimation process and methodology related to the allowance for loan and lease losses and treatment of recorded interests in securitized assets, and "Footnote 10. Financial Instruments with Off-Balance Sheet Risk."

Summary of 2000 Compared to 1999

Several significant transactions occurred which affected the comparability of Susquehanna's financial performance for theyears ended December 31, 2001 and 2000. These transactions are described in the following paragraphs.

     On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp., a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., its parent corporation, in cash transactions. The acquisition was accounted for under the purchase method of accounting for business combinations. Goodwill of $9.4 million was recognized in the acquisition and was being amortized to other operating expense on a straight-line basis over 25 years. In this transaction, there was a contingent earn-out paid, totaling $6.0 million in 2001.

     On February 1, 2000, Susquehanna completed the acquisition of Hann, a closely held consumer automobile financing company that services more than $1.0 billion in lease receivables. Susquehanna issued 2,360,000 shares of common stock to the stockholders of Hann for the outstanding common shares of Hann. The acquisition was accounted for under the pooling-of-interest method of accounting for business combinations; accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hann for all periods presented.

     Susquehanna's net income for the year ended December 31, 2000, increased $11.5 million, or 26%, from the 1999 net income of $43.5 million. Net income for 1999 included $10.8 million of special charges relating to the consolidation of Susquehanna's back office operations and a special bonus. The restructuring charge of $7.4 million represents severance, employee and employment assistance services, consulting, and asset write-offs related to a reduction in the work force. This work force reduction should result in an estimated net annual savings of approximately $6.0 million, of which $1.0 million was realized in the year 2000, with an anticipated 100% realization in 2001 and each succeeding year. A special bonus of $3.4 million was awarded to Susquehanna employees (excluding executive and senior management) for extraordinary efforts in 1999.

     Susquehanna's earnings performance in 2000 was also affected by significant growth in non-interest income resulting primarily from increases in vehicle origination and servicing fees and merchant credit card fees. Non-interest income increased

$20.6 million, or 38%, in 2000 over 1999.

     Diluted EPS increased 27% from $1.10 per share for the year ended 1999 to $1.40 per share for the year ended 2000. Excluding the special charges noted above, annual 2000 diluted EPS increased 9% over 1999. ROA and ROE finished at 1.15% and 13.01% for the year 2000, compared with 0.94% and 10.45% for 1999.
Excluding the special charges noted above, Susque-hanna's ROA and ROE for 1999 would have been 1.09% and 12.13%, respectively.

     For 2000, tangible net income, earnings per share, ROA, and ROE were $58.1 million, $1.48, 1.23%, and 15.08%, respectively, compared to actual net income, basic earnings per share, ROA, and ROE of $55.0 million, $1.40, 1.15%, and 13.01%, respectively. Tangible net income, earnings per share, ROA, and ROE for 1999 were $46.5 million, $1.18, 1.01%, and 12.13%, respectively. Excluding special charges, tangible net income, EPS, ROA, and ROE were $53.5 million, $1.36, 1.16%, and 13.96%, respectively.

Item 8. Financial Statements and Supplementary Data
------  -------------------------------------------

     The following consolidated financial statements of Susquehanna are submitted herewith:

                                                                        Page Reference
                                                                        --------------
Consolidated Balance Sheets at December 31, 2001 and 2000.................... 34

Consolidated Statements of Income for the years ended
         December 31, 2001, 2000, and 1999................................... 35

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000, and 1999................................... 36

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2001, 2000, and 1999............... 37

Notes to Consolidated Financial Statements................................... 38

Report of Independent Accountants............................................ 52

Summary of Quarterly Financial Data.......................................... 53

Consolidated Balance Sheets
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------
Dollars in thousands
---------------------------------------------------------------------------------------------------------
Year ended December 31                                                                 2001          2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                         $   149,233   $   129,101
Short-term investments:
   Restricted                                                                        41,584        32,731
   Unrestricted                                                                      46,981        26,304
---------------------------------------------------------------------------------------------------------
Total short-term investments                                                         88,565        59,035
---------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                           1,019,313       882,285
Investment securities held to maturity, at amortized cost
   (Fair values of $1,778 and $16,658)                                                1,778        16,319
Loans and leases, net of unearned income                                          3,519,498     3,433,610
Less: Allowance for loan and lease losses                                            37,698        37,187
---------------------------------------------------------------------------------------------------------
Net loans and leases                                                              3,481,800     3,396,423
---------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                         60,063        58,303
Accrued income receivable                                                            21,268        26,775
Bank-owned life insurance                                                           120,174       113,865
Other assets                                                                        108,898       110,750
---------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 5,051,092   $ 4,792,856
=========================================================================================================
Liabilities
Deposits:
   Noninterest-bearing                                                          $   529,162   $   462,297
   Interest-bearing                                                               2,955,169     2,786,716
---------------------------------------------------------------------------------------------------------
Total deposits                                                                    3,484,331     3,249,013
---------------------------------------------------------------------------------------------------------
Short-term borrowings                                                               169,803       205,336
FHLB borrowings                                                                     570,580       367,954
Vehicle financing                                                                   171,462       357,522
Long-term debt                                                                      105,000       100,000
Accrued interest, taxes, and expenses payable                                        36,652        42,382
Other liabilities                                                                    19,728        17,212
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                 4,557,556     4,339,419
---------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 16)
Stockholders' Equity
Common stock
   Authorized: 100,000,000 ($2.00 par value)
   Issued: 39,398,190                                                                78,796        78,796
Surplus                                                                              57,986        57,872
Retained earnings                                                                   345,508       320,020
Accumulated other comprehensive income, net of taxes of $6,928 and                   12,009          (757)
($408), respectively
Less: Treasury stock (54,115 and 176,798 common shares at cost,respectively)            763         2,494
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          493,536       453,437
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $ 5,051,092   $ 4,792,856
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------
Dollars in thousands, except per share
-----------------------------------------------------------------------------------------------
Year ended December 31                                               2001       2000       1999
-----------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans and leases                            $283,212   $293,046   $276,280
Interest on investment securities: Taxable                         51,247     53,238     50,485
                                   Tax-exempt                       3,297      4,195      5,232
Interest on short-term investments                                  3,539      2,937      3,089
-----------------------------------------------------------------------------------------------
Total interest income                                             341,295    353,416    335,086
-----------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits: Interest-bearing demand                      18,144     22,080     20,359
                      Savings                                       6,324      7,709      8,166
                      Time                                         84,222     85,216     77,487
Interest on short-term borrowings                                   7,976     11,597      4,336
Interest on FHLB borrowings                                        23,656     23,139     19,600
Interest on vehicle financing                                      20,886     30,961     34,679
Interest on long-term debt                                          7,843      7,762      8,899
-----------------------------------------------------------------------------------------------
Total interest expense                                            169,051    188,464    173,526
-----------------------------------------------------------------------------------------------
Net interest income                                               172,244    164,952    161,560
Provision for loan and lease losses                                 7,310      3,726     11,203
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses     164,934    161,226    150,357
-----------------------------------------------------------------------------------------------
Other Income
Service charges on deposit accounts                                13,735     10,867     10,054
Vehicle origination and servicing fees                             22,435     22,053     13,480
Merchant credit card fees                                          10,489     10,130      3,086
Asset management fees                                               9,072      6,610          0
Income from fiduciary-related activities                            5,084      4,734      4,028
Gain on sale of loans and leases                                    4,198      3,936      3,427
Income from bank-owned life insurance                               6,509      5,909      4,528
Other operating income                                             11,995      9,784     13,878
Investment security gains/(losses)                                    649        (13)       978
-----------------------------------------------------------------------------------------------
Total other income                                                 84,166     74,010     53,459
-----------------------------------------------------------------------------------------------
Other Expenses
Salaries and employee benefits                                     73,850     68,110     64,218
Net occupancy expense                                              11,498      9,933      9,349
Furniture and equipment expense                                     8,185      8,308      8,088
Amortization of intangible assets                                   3,645      3,294      3,476
Vehicle residual value expense                                      4,850      8,068      2,102
Vehicle delivery and preparation expense                            6,168      2,166      1,181
Merchant credit card servicing expense                              9,820      9,514      3,122
Restructuring charge                                                    0       (900)     7,412
Other operating expenses                                           49,747     47,088     42,840
-----------------------------------------------------------------------------------------------
Total other expenses                                              167,763    155,581    141,788
-----------------------------------------------------------------------------------------------
Income before income taxes                                         81,337     79,655     62,028
Provision for income taxes                                         25,621     24,693     18,505
-----------------------------------------------------------------------------------------------
Net Income                                                       $ 55,716   $ 54,962   $ 43,523
===============================================================================================
Per share information: Basic earnings                            $   1.42   $   1.40   $   1.11
                       Diluted earnings                              1.41       1.40       1.10
                       Cash dividends                                0.77       0.70       0.62
Average shares outstanding: Basic                                  39,263     39,262     39,320
                            Diluted                                39,593     39,365     39,497
===============================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------------------------------------
Year ended December 31                                                           2001        2000        1999
-------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                  $  55,716   $  54,962   $  43,523
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                   12,814      14,248      11,857
   Provision for loan and lease losses                                          7,310       3,726      11,203
   Gain on sale of branch offices                                                   0           0      (3,352)
   (Gain)/loss on securities transactions                                        (649)         13        (978)
   Gain on sale of loans                                                       (4,198)     (3,936)     (3,427)
   Loss on sale of other real estate owned                                         16          15           6
   Mortgage loans originated for resale                                      (118,652)   (117,328)   (187,017)
   Sale of mortgage loans originated for resale                               118,177     114,530     203,158
   Leases acquired/originated for resale                                     (116,643)   (222,376)          0
   Sale of leases acquired/originated for resale                              118,392     200,709           0
   (Increase)/decrease in accrued interest receivable                           5,757      (3,012)       (989)
   (Decrease)/increase in accrued interest payable                             (5,782)      3,471         734
   (Decrease)/increase in accrued expenses and taxes payable                     (146)      4,165       2,635
   Other, net                                                                  (3,718)      3,900       1,832
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      68,394      53,087      79,185
-------------------------------------------------------------------------------------------------------------
Investing Activities
Net increase in restricted short-term investments                              (8,853)    (25,427)     (3,713)
Proceeds from the sale of available-for-sale securities                        21,889       4,482      47,719
Proceeds from the maturity of investment securities                           457,528     120,204     264,783
Purchase of available-for-sale securities                                    (584,286)    (84,412)   (302,763)
Purchase of held-to-maturity securities                                             0      (7,887)          0
Proceeds from sale of credit card portfolio                                         0      12,373           0
Net (increase)/decrease in loans and leases                                   (39,730)     19,670    (192,610)
Transfer of allowance for loan and lease losses to third-party guarantor            0      (3,057)          0
Capital expenditures                                                           (4,207)     (9,709)     (5,400)
Net cash and cash equivalents received/(paid) in acquisitions                   6,224     (12,707)    (22,381)
Purchase of insurance products                                                      0           0     (50,000)
-------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                         (151,435)     13,530    (264,365)
-------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase/(decrease) in deposits                                           166,200      68,493     (13,978)
Net increase/(decrease) in short-term borrowings                              (35,533)     (2,171)    102,976
Net increase/(decrease) in FHLB borrowings                                    202,626      (4,460)     58,778
Net increase/(decrease) in vehicle financing                                 (186,060)   (124,582)     25,191
Proceeds from issuance of long-term debt                                        5,000       5,000           0
Repayment of long-term debt                                                         0           0         (10)
Proceeds from issuance of common stock                                          1,845         772       1,372
Cash paid for treasury stock                                                        0      (3,097)       (287)
Dividends paid                                                                (30,228)    (27,092)    (22,918)
-------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                          123,850     (87,137)    151,124
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      40,809     (20,520)    (34,056)
Cash and cash equivalents at January 1                                        155,405     175,925     209,981
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                    $ 196,214   $ 155,405   $ 175,925
=============================================================================================================
Cash and cash equivalents:
   Cash and due from banks                                                  $ 149,233   $ 129,101   $ 146,576
   Unrestricted short-term investments                                         46,981      26,304      29,349
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                    $ 196,214   $ 155,405   $ 175,925
=============================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2001, 2000, and 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other
Dollars in thousands,                                     Common               Retained   Comprehensive   Treasury      Total
except per share data                                      Stock    Surplus    Earnings          Income      Stock     Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                $ 78,655   $ 57,166    $271,545      $  6,004      $  (783)  $412,587
Comprehensive income:
     Net income                                                                  43,523                                43,523
     Change in unrealized gain/(loss) on
     securities, net of taxes of ($10,186)
        and reclassification
        adjustment of $978                                                                    (19,620)                (19,620)
-----------------------------------------------------------------------------------------------------------------------------
        Total comprehensive income                                               43,523       (19,620)                 23,903
Common stock issued under employee benefit
     plans (including related tax benefits of $365)          133        707                                    897      1,737
Purchase/conversion of treasury stock                                                                         (287)      (287)
Cash dividends paid:
         Per common share of $0.62                                              (22,918)                              (22,918)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                78,788     57,873     292,150       (13,616)        (173)   415,022
Comprehensive income:
     Net income                                                                  54,962                                54,962
     Change in unrealized gain/(loss) on
     securities, net of taxes of ($6,553) and
        reclassification
        adjustment of ($13)                                                                    12,859                  12,859
-----------------------------------------------------------------------------------------------------------------------------
        Total comprehensive income                                               54,962        12,859                  67,821
Common stock issued under employee benefit
     plans (including related tax benefit of $11)              8         (1)                                   776        783
Purchase/conversion of treasury stock                                                                       (3,097)    (3,097)
Cash dividends paid:
                    Per common share of $0.70                                   (27,092)                              (27,092)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                78,796     57,872     320,020          (757)      (2,494)   453,437
Comprehensive income:
     Net income                                                                  55,716                                55,716
     Change in unrealized gain/(loss) on securities,
        net of taxes of $5,578 and reclassification
        adjustment of $649                                                                     10,862                  10,862
     Unrealized gain on recorded interest in securitized
        assets, net of taxes of $1,296                                                          1,904                   1,904
-----------------------------------------------------------------------------------------------------------------------------
        Total comprehensive income                                               55,716        12,766                  68,482
   Common stock issued under employee benefit
     plans (includes related tax benefit of $278)                       114                                  1,731      1,845
Cash dividends paid:
        Per common share of $0.77                                               (30,228)                              (30,228)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                              $ 78,796   $ 57,986    $345,508      $ 12,009      $  (763)  $493,536
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(Dollars in thousands, except as noted and per share data)

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Susquehanna Banc-shares, Inc. and subsidiaries ("Susquehanna") conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Susquehanna and its wholly-owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) ("Hann"), Conestoga Management Company, Farmers First Bank and subsidiaries ("Farmers"), Farmers & Merchants Bank and Trust and subsidiaries ("F&M"), First American Bank of Pennsylvania ("FAB"), First Susquehanna Bank & Trust ("First Susquehanna"), WNB Bank ("WNB"), Citizens Bank of Southern Pennsylvania ("Citizens"), Susquehanna Bancshares East, Inc. and subsidiaries ("East"), Susquehanna Bancshares South, Inc. and subsidiaries ("South"), Susque-Bancshares Life Insurance Co. ("SBLIC"), Susque-Bancshares Leasing Company, Inc. and subsidiary ("SBLC"), and Valley Forge Asset Management Corporation ("VFAM"), as of and for the years ended December 31, 2001, 2000, and 1999. All significant inter-company transactions have been eliminated.

     Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees, which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susque-hanna.

Nature of Operations. Susquehanna is a financial holding company which operates nine commercial banks based upon the sound principles of super-community banking. These subsidiaries provide financial services from 146 branches located in central and southeastern Pennsylvania, Maryland, northeastern West Virginia, and southern New Jersey. In addition, Susque-hanna operates four non-bank subsidiaries that provide leasing, credit insurance, and asset management services. Susquehanna's primary source of revenue is derived from loans to customers, who are predominately small- and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements.The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Purchase Method of Accounting. Net assets of companies acquired in purchase transactions are recorded at the fair value at the date of acquisition. Core deposit and other intangible assets are amortized on a straight-line basis generally over 10 years. The excess of purchase price over the fair value of net assets acquired, or goodwill, is amortized on a straight-line basis generally over 15 to 40 years. The unamortized amount of goodwill was $43,496 and $38,934 at December 31, 2001 and 2000, respectively. Periodically, management reevaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $174,635 in 2001, $184,993 in 2000, and $178,734 in 1999. Income taxes paid were $8,784 in 2001, $422 in 2000, and
$16,409 in 1999. Amounts transferred to other real estate owned were $3,836 in 2001, $2,795 in 2000, and $7,342 in 1999.

     On February 1, 2000, Susquehanna acquired Hann, using the pooling-of-interests method of accounting for business combinations; accordingly, consolidated results for all periods have been restated.

     On March 3, 2000, Susquehanna completed its acquisition of VFAM, using the purchase method of accounting for business combinations.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with an original maturity of three months or less.

Investment Securities. Susquehanna classifies debt and equity securities as either "held-to-maturity" or "available-for-sale." Susquehanna does not have any securities classified as "trading" at December 31, 2001, or 2000. Investments for which management has the intent and Susquehanna has the ability to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities are recorded as a component of stockholders' equity.

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

     The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susque-hanna will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Larger groups of small-balance loans, such as residential mortgage and installment loans, are collectively evaluated for impairment. Only commercial loans exceeding $100 are individually evaluated for impairment. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

     Management performs periodic reviews of Susquehanna's loan portfolio to identify impaired loans. Measurement of impaired loans is based on present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.

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

Depreciable Assets. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: Buildings, 40 years, and furniture and equipment, 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term, or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gain or loss on disposition is reflected in operations.

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

     Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation. Generally, the regulation requires that consumer loans are charged off to the allowance for loan losses when they become 120 days or more past due.

Segment Reporting. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), requires that public business enterprises report financial and descriptive information about its reportable operating segments. Based on the guidance provided by the statement, Susquehanna has determined its only reportable segment is Community Banking.

Comprehensive Income. Susquehanna reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Stockholders' Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/(losses) included in net income of $649, $(13), and $978 for the years ended December 31, 2001, 2000, and 1999, respectively.

Recorded Interests in Securitized Assets. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)," recorded interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Recorded interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved. Gains on sale and servicing fees are recorded in non-interest income.

     During 2001, Susquehanna repurchased and sold approximately $117 million of auto leases, and realized $1.7 million of pre-tax gain on the sale. Susquehanna receives annual servicing fees as compensation for servicing the outstanding balances on the auto leases. Susquehanna's recorded interests are subordinate to purchasers' interests. The value of these recorded interests is subject to credit, prepayment, and interest rate risks re-lated to the transferred assets. At December 31, 2001, Susque-hanna's recorded interests were $4.5 million. Key economic assumptions used in measuring the initial recorded interests resulting from the securitization completed in 2001 were weighted average life of 30 months, expected credit losses of 1.72%, and discount rate of 4%.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings Per Share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Susquehanna relate solely to outstanding stock options, and are determined using the treasury stock method.

Consolidated Statements of Changes in Stockholders' Equity
-----------------------------------------------------------------------
Common Shares Outstanding
-----------------------------------------------------------------------
Balance, January 1, 1999                                     29,262,522
Stock issued under employee benefit plans                       134,931
Purchase of treasury stock                                      (15,000)
-----------------------------------------------------------------------
Balance, December 31, 1999                                   39,262,522
Stock issued under employee benefit plans                        59,156
Purchase of treasury stock                                     (220,217)
-----------------------------------------------------------------------
Balance, December 31, 2000                                   39,221,392
Stock issued under employee benefit plans                       122,683
-----------------------------------------------------------------------
Balance, December 31, 2001                                   39,344,075
=======================================================================

Recent Accounting Pronouncements. On July 20, 2001, the FASB issued Statements of Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 supercedes Accounting Principles Board Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) establishing specific criteria for the recognition of intangible assets separately from goodwill; and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. Management has reviewed SFAS 141 and has determined that the statement has no effect on its current financial position or results of operations.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. As required, Susquehanna adopted this new standard on Janu-ary 1, 2002. The $43 million in goodwill outstanding at Decem-ber 31, 2001, will no longer be amortized going forward pursuant to the new pronouncement. Management estimates that amortization expense for 2002 will be reduced by approximately $3.3 million. Management has not yet performed an impairment test of goodwill.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, Susquehanna will adopt this new accounting standard on January 1, 2003. Management believes the adoption of SFAS 143 will not have a material impact on our financial statements.

     SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued by FASB on October 3, 2001, and is effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for impairment related to disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. This statement is not expected to have a material impact on Susque-hanna's financial position or results of operations.

--------------------------------------------------------------------------------
2. SHORT-TERM INVESTMENTS

The book value of short-term investments and weighted average interest rates on December 31, 2001 and 2000, were as follows:

---------------------------------------------------------------------------
                                                2001               2000
---------------------------------------------------------------------------
                                            Book              Book
                                            Value   Rates     Value   Rates
---------------------------------------------------------------------------
Interest-bearingdeposits
   in other banks                        $ 45,455    1.22%  $40,463    5.42%
Federal funds sold                          8,500    1.63       291    6.50
Money market funds                         34,610    1.79    18,281    5.84
---------------------------------------------------------------------------
Total                                    $ 88,565           $59,035
===========================================================================

--------------------------------------------------------------------------------
3. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2001 and 2000, are as follows:

------------------------------------------------------------------------------------------------------------
                                                                             Gross        Gross
                                                            Amortized   Unrealized   Unrealized         Fair
At December 31, 2001                                             Cost        Gains       Losses        Value
------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury                                             $     1,201   $     101     $     0     $    1,302
U.S. Government agencies                                       86,329       1,960           0         88,289
Obligations of states and political subdivisions               63,334       1,400          22         64,712
Corporate debt securities                                      20,073         772           1         20,844
Mortgage-backed securities                                    799,266      10,718       1,003        808,981
Equity securities                                              33,373       1,812           0         35,185
------------------------------------------------------------------------------------------------------------
                                                          $ 1,003,576   $  16,763     $ 1,026     $1,019,313
------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
State and municipal                                       $     1,778   $       0     $     0        $ 1,778
------------------------------------------------------------------------------------------------------------
                                                          $     1,778   $       0     $     0        $ 1,778
------------------------------------------------------------------------------------------------------------
Total investment securities                               $ 1,005,354   $  16,763     $ 1,026     $1,021,091
============================================================================================================
At December 31, 2000
------------------------------------------------------------------------------------------------------------
Available-for-Sale:
U.S. Treasury                                             $     3,249   $      68     $    10     $    3,307
U.S. Government agencies                                      360,276         870       1,373        359,773
Obligations of states and political subdivisions               63,674         381         133         63,922
Corporate debt securities                                      16,499         169          27         16,641
Mortgage-backed securities                                    405,678         884       3,468        403,094
Equity securities                                              34,074       1,474           0         35,548
------------------------------------------------------------------------------------------------------------
                                                          $   883,450   $   3,846     $ 5,011     $  882,285
------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
State and municipal                                       $    15,833   $     343     $     0     $   16,176
Mortgage-backed securities                                        486           0           4            482
------------------------------------------------------------------------------------------------------------
                                                          $    16,319   $     343     $     4     $   16,658
------------------------------------------------------------------------------------------------------------
Total investment securities                               $   899,769   $   4,189     $ 5,015     $  898,943
============================================================================================================

     At December 31, 2001 and 2000, investment securities with a carrying value of $611,065 and $475,725, respectively, were pledged to secure public funds and for other purposes as required by law.

     There were no invesment securities whose ratings were less than investment grade at December 31, 2001 and 2000.

     The amortized cost and fair value of U.S. Treasury, U.S. Gov- ernment agencies, obligations of states and political subdivisions, corporate debt securities, and mortgage-backed securities, at December 31, 2001, by contractual maturity, are shown following. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------
                                                 Amortized        Fair
                                                      Cost       Value
----------------------------------------------------------------------
Securities Available-for-Sale:
   Within one year                               $  34,041   $  33,865
   After one year but within five years            125,358     128,825
   After five years but within ten years            97,256      98,529
   After ten years                                 713,548     722,909
----------------------------------------------------------------------
                                                 $ 970,203   $ 984,128
----------------------------------------------------------------------
Securities Held-to-Maturity:
   Within one year                               $       0   $       0
   After one year but within five years                310         310
   After five years but within ten years                 0           0
   After ten years                                   1,468       1,468
----------------------------------------------------------------------
                                                 $   1,778   $   1,778
----------------------------------------------------------------------
Total debt securities                            $ 971,981   $ 985,906
======================================================================

     The gross realized gains and gross realized losses on investment securities transactions are summarized following. During 2001, 2000, and 1999, certain securities classified as held-to-maturity were called for early redemption by the issuer. The results of those transactions are recorded in the corresponding category.

-----------------------------------------------------------------------------
                                        Available-for-Sale   Held-to-Maturity
-----------------------------------------------------------------------------
For the year ended December 31, 2001
-----------------------------------------------------------------------------
Gross gains                                   $ 652                $ 0
Gross losses                                      3                  0
-----------------------------------------------------------------------------
Net gains/(losses)                            $ 649                $ 0
=============================================================================
-----------------------------------------------------------------------------
For the year ended December 31, 2000

-----------------------------------------------------------------------------
Gross gains                                   $   4                $ 0
Gross losses                                     17                  0
-----------------------------------------------------------------------------
Net gains/(losses)                            $ (13)               $ 0
=============================================================================
-----------------------------------------------------------------------------
For the year ended December 31, 1999

-----------------------------------------------------------------------------
Gross gains                                   $ 998                $ 1
Gross losses                                     18                  3
-----------------------------------------------------------------------------
Net gains/(losses)                            $ 980                $(2)
=============================================================================

Interest earned on investment securities for the years ended December 31 was as follows:

--------------------------------------------------------------------
                                        2001        2000        1999
--------------------------------------------------------------------
Taxable                             $ 51,247    $ 53,238    $ 50,485
Tax-advantaged                         3,297       4,195       5,232
--------------------------------------------------------------------
Total                               $ 54,544    $ 57,433    $ 55,717
====================================================================

--------------------------------------------------------------------------------
4. LOANS AND LEASES

At December 31, loans and leases, net of unearned income ($20,381 at December 31, 2001, and $53,239 at December 31, 2000), were as follows:

------------------------------------------------------------------
                                              2001            2000
------------------------------------------------------------------
Commercial, financial,
   and agricultural                    $   434,780     $   371,320
Real estate--construction                  359,445         264,182
Real estate--mortgage                    1,963,094       1,933,772
Consumer                                   325,170         350,707
Leases                                     437,009         513,629
------------------------------------------------------------------
Total                                  $ 3,519,498     $ 3,433,610
==================================================================

------------------------------------------------------------------
Net investment in direct financing leases is as follows:
------------------------------------------------------------------
Minimum lease payments
   receivable                          $   175,893     $   172,775
Estimated residual value of leases         299,433         391,625
Unearned income under lease
   contracts                               (38,317)        (50,771)
------------------------------------------------------------------
Total leases                           $   437,009     $   513,629
==================================================================

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

     The original term of the leaseback transaction is approximately eight years, with an early buyout option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the statements of income.

     In conjunction with the transaction, Susquehanna entered into an interest rate swap agreement to fix the return to Susquehanna and Hann. A deferred loss of $14 million was recognized on the swap and will be amortized over the estimated life of the transaction.

     Listed below are Hann's minimum future lease payments under this arrangement.

---------------------------------------
2002                          $  23,713
2003                             23,713
2004                             23,713
2005                             27,665
2006                             30,035
Subsequent years                 63,905
---------------------------------------
                              $ 192,744
=======================================

     Certain directors and executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations. Susque-hanna relies on the directors and executive officers for the identification of their associates.

     The activity of loans to such persons whose balance exceeded $60 during 2001, 2000, and 1999 follows:

--------------------------------------------------------
                              2001       2000       1999
--------------------------------------------------------
Balance--January 1        $ 35,246   $ 35,975   $ 27,225
--------------------------------------------------------
Additions                   22,587     48,735     28,273
Deductions:
   Amounts collected        19,258     46,599    24, 657
Other changes              (10,075)    (2,865)     5,134
--------------------------------------------------------
Balance--December 31      $ 28,500   $ 35,246   $ 35,975
========================================================

     Substantially all of Susquehanna's loans and leases are to enterprises and individuals in Pennsylvania, New Jersey, New York, Maryland, and West Virginia. Susquehanna, as shown in Table 11, has no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans.

     An analysis of impaired loans at December 31, 2001 and 2000, is presented as follows:

---------------------------------------------------------------
                                                2001       2000
---------------------------------------------------------------
Impaired loans without a related reserve     $ 7,252    $ 4,379
Impaired loans with a reserve                  2,111      2,970
---------------------------------------------------------------
Total impaired loans                         $ 9,363    $ 7,349
===============================================================
Reserve for impaired loans                   $   560    $   866
===============================================================

An analysis of impaired loans for the years ended December 31, 2001 and 2000, is presented as follows:

---------------------------------------------------------------
                                                2001       2000
---------------------------------------------------------------
Average balance of impaired loans            $11,865    $10,645
Interest income on impaired loans
   (cash basis)                              $   420    $    76
===============================================================

--------------------------------------------------------------------------------
5. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

-------------------------------------------------------------------------------
                                              2001          2000           1999
-------------------------------------------------------------------------------
Balance--January 1                         $37,187       $44,465        $39,440
Reserve acquired or
   (transferred)                               539        (3,057)             0
Provision charged to
   operating expenses                        7,310         3,726         11,203
-------------------------------------------------------------------------------
                                            45,036        45,134         50,643
-------------------------------------------------------------------------------
Charge-offs                                  9,424         9,700          8,419
Recoveries                                   2,086         1,753          2,241
-------------------------------------------------------------------------------
Net charge-offs                              7,338         7,947          6,178
-------------------------------------------------------------------------------
Balance--December 31                       $37,698       $37,187        $44,465
===============================================================================

--------------------------------------------------------------------------------
6. PREMISES AND EQUIPMENT

Property, buildings, and equipment, at December 31, were as follows:

--------------------------------------------------------------------------------
                                                           2001             2000
--------------------------------------------------------------------------------
Land                                                   $ 10,377         $  9,706
Buildings                                                50,871           48,222
Furniture and equipment                                  61,282           60,462
Leasehold improvements                                    7,447            6,027
Land improvements                                           925              738
--------------------------------------------------------------------------------
                                                       $130,902         $125,155
--------------------------------------------------------------------------------
Less: accumulated depreciation
   and amortization                                      70,839           66,852
--------------------------------------------------------------------------------
                                                       $ 60,063         $ 58,303
================================================================================

     Depreciation and amortization expense charged to operations amounted to $8,357 in 2001, $7,594 in 2000, and $6,881 in 1999.

     All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2015. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 2000, are as follows:

--------------------------------------------------------------------------------
                                                                Operating Leases
--------------------------------------------------------------------------------
2002                                                                    $  3,434
2003                                                                       3,142
2004                                                                       2,857
2005                                                                       2,278
2006                                                                       1,589
Subsequent years                                                           5,500
--------------------------------------------------------------------------------
                                                                        $ 18,800
================================================================================

     Total rent expense charged to operations amounted to $4,468 in 2001, $3,887 in 2000, and $3,475 in 1999.

--------------------------------------------------------------------------------
7. DEPOSITS

Deposits at December 31 were as follows:
--------------------------------------------------------------------------------
                                                         2001               2000
--------------------------------------------------------------------------------
Noninterest-bearing:
   Demand                                          $  529,162         $  462,297
Interest-bearing:
   Interest-bearing demand                            915,080            817,866
   Savings                                            435,959            413,878
   Time                                             1,322,494          1,303,297
Time of $100 or more                                  281,636            251,675
--------------------------------------------------------------------------------
Total deposits                                     $3,484,331         $3,249,013
================================================================================

--------------------------------------------------------------------------------
8. BORROWINGS

Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

--------------------------------------------------------------------------------
                                                    2001              2000
--------------------------------------------------------------------------------
                                                Amount   Rate     Amount   Rate
--------------------------------------------------------------------------------
Securities sold under repurchase agreements   $158,140   3.28%  $198,573   5.72%
Treasury tax and loan notes                     11,663   1.50      6,763   6.25
--------------------------------------------------------------------------------
                                              $169,803          $205,336
================================================================================

Federal Home Loan Bank Borrowings
--------------------------------------------------------------------------------
December 31                                                  2001           2000
--------------------------------------------------------------------------------
Due 2001, 5.27% to 6.76%                                $       0      $ 111,250
Due 2002, 0.00% to 4.12%                                   28,800          1,500
Due 2003, 2.99% to 5.98%                                  145,800        114,700
Due 2004, 3.56% to 4.95%                                  180,200         15,000
Due 2006, 4.73% to 6.65%                                   30,580            691
Due 2008, 5.43% to 5.50%                                   75,000         75,000
Due 2009, 5.34%                                             3,000          3,000
Due 2010, 6.01% to 6.17%                                   42,750         42,750
Due 2011, 3.25% to 5.33%                                   60,080             83
Due 2012, 3.25%                                               144            150
Due 2013, 5.94%                                               188            199
Due 2014, 5.00% to 6.51%                                    1,021          1,041
Due 2018, 6.00%                                               339            343
Due 2019, 4.50% to 5.40%                                      245            194
Due 2020, 4.50% to 6.00%                                    2,433          2,053
--------------------------------------------------------------------------------
                                                        $ 570,580      $ 367,954
================================================================================

Vehicle Financing

     Prior to 2000, Hann originated leases for other investors and financial institutions that contained Hann's guarantee for the residual values and any credit losses. Accounting principles generally accepted in the United States of America require Hann to reflect the entire amount of the lease obligation, on the balance sheet. Accordingly, an obligation under the lease contract with the same terms as the lease assets is recorded as vehicle financing in the borrowings section of the balance sheet. The contractual runoff of these obligations is projected to be $47,058 in 2002, $50,811 in 2003, $54,844 in 2004, and $18,709 in 2005 and beyond.

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

     Under this program Susquehanna subsidiaries have lines of credit available to them totalling $1.130 billion and $934 million, of which $571 million and $368 million were outstanding at December 31, 2001 and 2000, respectively. At December 31, 2001, Susquehanna subsidiaries could borrow an additional $559 million based on qualifying collateral. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $25 million.

Long-Term Debt
--------------------------------------------------------------------------------
                                                     2001             2000
--------------------------------------------------------------------------------
                                                Amount   Rate     Amount   Rate
--------------------------------------------------------------------------------
Senior notes due February 1, 2003             $ 35,000   6.30%  $ 35,000   6.30%
Term note due July 19, 2003                     10,000   6.09     10,000   6.09
Term note due July 19, 2003                      5,000   7.35      5,000   7.35
Term note due July 19, 2004                      5,000   4.48         --     --
Subordinate notes due February 1, 2005          50,000   9.00     50,000   9.00
--------------------------------------------------------------------------------
                                              $105,000          $100,000
================================================================================

The notes require interest-only payments throughout their term with the entire principal balance paid at maturity. Susquehanna guarantees the $20 million in term notes for the holder of these instruments.

--------------------------------------------------------------------------------
9. INCOME TAXES

The components of the provision for income taxes are as follows:

-------------------------------------------------------------------------------
                                                   2001        2000        1999
-------------------------------------------------------------------------------
Current                                        $ 11,197    $    464    $ 19,009
Deferred                                         14,424      24,229        (504)
-------------------------------------------------------------------------------
Total                                          $ 25,621    $ 24,693    $ 18,505
===============================================================================

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

-------------------------------------------------------------------------------
                                                   2001        2000        1999
-------------------------------------------------------------------------------
Provision for statutory
   rates                                       $ 28,468    $ 27,879    $ 21,710
Tax-advantaged income                            (2,033)     (2,595)     (2,857)
Other, net                                         (814)       (591)       (348)
-------------------------------------------------------------------------------
Total                                          $ 25,621    $ 24,693    $ 18,505
===============================================================================

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

     The components of the net deferred tax asset/(liability) as of December 31 were as follows:

-------------------------------------------------------------------------------
                                               2001          2000          1999
-------------------------------------------------------------------------------
Deferred tax assets:
   Reserve for loan losses                 $ 13,690      $ 13,991      $ 16,539
   Accrued pension expense                      872           904         1,180
   Deferred directors' fees                     570           564           564
   Deferred compensation                      1,005         1,103           775
   Nonaccrual loan interest                   1,096           996         1,398
   Core deposit intangible                        0             0           101
   Purchase accounting                          442           537           493
   Suspended losses                           4,085        18,665        38,311
   Alternative minimum tax
     credit carryover                         1,091             0             0
   Other assets                               1,436         2,696         4,835
Deferred tax liabilities:
   Deferred loan costs                       (1,474)       (2,328)       (1,310)
   FHLB stock dividends                        (372)         (395)         (395)
   Premises and equipment                    (2,532)       (2,359)       (2,208)
   Operating lease income, net              (50,975)      (54,993)      (56,116)
   Recapture of savings banks'
     bad debt reserve                             0           (90)         (344)
   Unrealized investment
     securities (gains)/losses               (5,632)          408         6,961
   Unrealized gain on recorded
     interest in securitized assets          (1,296)            0             0
Deferred intercompany gain                   (4,798)            0             0
   Other liabilities                         (1,517)       (2,248)       (2,551)
-------------------------------------------------------------------------------
Net deferred income tax
   asset/(liability)                       $(44,309)     $(22,549)     $  8,233
===============================================================================

--------------------------------------------------------------------------------
10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Susquehanna is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to orginate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statement of condition. The contract or notional amount of those instruments reflects the extent of involvement Susque-hanna has in particular classes of financial instruments.

     Susquehanna's exposure to credit loss in the event of nonper-formance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. Susquehanna uses the same credit policies for these instruments as it does for on-balance sheet instruments.

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

     Financial instruments with off-balance sheet risk at December 31, 2001 and 2000, are as follows:

--------------------------------------------------------------------------------
Contractual                                                  2001           2000
--------------------------------------------------------------------------------
Financial instruments whose contract
     amounts represent credit risk:
   Standby letters of credit                             $ 86,161       $ 37,313
   Commitments to originate loans                         360,690        175,929
   Unused portion of home equity
     and credit card lines                                164,714        171,836
   Other unused commitments,
     principally commercial lines
     of credit                                            424,945        517,463

--------------------------------------------------------------------------------
11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Susquehanna's estimated fair value information about financial instruments is presented below. Some of this information is presented whether it is recognized in the Consolidated Balance Sheets or not, and if it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets.

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

Loans and Leases. Variable rate loans which do not expose Susquehanna to interest rate risk have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed rate loans was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve, adjusted for credit risk.

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

FHLB Borrowings, Vehicle Financing, and Long-Term Debt. Fairvalues were based upon quoted rates of similar instruments, issued by banking companies with similar credit ratings.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their carrying value.

     The following table represents the carrying amount and estimated fair value of Susquehanna's financial instruments at December 31:

-----------------------------------------------------------------------------------------------
                                                         2001                       2000
-----------------------------------------------------------------------------------------------
                                                            Estimated                 Estimated
                                                Carrying         Fair     Carrying         Fair
                                                  Amount        Value       Amount        Value
-----------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                    $  149,233   $  149,233   $  129,101   $  129,101
   Short-term investments                         88,565       88,565       59,035       59,035
   Investment securities                       1,021,091    1,021,091      898,604      898,943
   Loans and leases, net of unearned income    3,519,498    3,581,495    3,433,610    3,423,848
Liabilities:
   Deposits                                    3,484,331    3,520,173    3,249,013    3,263,437
   Short-term borrowings                         169,803      169,803      205,336      205,336
   FHLB borrowings                               570,580      578,333      367,954      364,851
   Vehicle financing                             171,462      170,587      357,522      352,891
   Long-term debt                                105,000      109,919      100,000       99,668

--------------------------------------------------------------------------------
12. BENEFIT PLANS

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31 is as follows:

--------------------------------------------------------------------------------------
                                             Pension Benefits         Other Benefits
--------------------------------------------------------------------------------------
                                                2001        2000       2001       2000
--------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year     $ 38,436    $ 35,151    $ 3,604    $ 3,099
   Service cost                                2,015       1,790        137        141
   Interest cost                               2,788       2,737        273        250
   Plan participants' contributions                0           0        147          0
   Amendments                                    402          96          0         70
   Actuarial (gain)/loss                        (501)        614        (64)       131
   Benefits paid                              (2,392)     (1,952)      (220)       (87)
--------------------------------------------------------------------------------------
Benefit obligation at end of year           $ 40,748    $ 38,436    $ 3,877    $ 3,604
--------------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at beginning of
year                                        $ 44,870    $ 47,352    $     0    $     0
   Actual return on plan assets               (2,043)       (534)         0          0
   Employer contributions                         71           4         73         87
   Plan participants' contributions                0           0        147          0
   Benefits paid                              (2,392)     (1,952)      (220)       (87)
--------------------------------------------------------------------------------------
Fair value of plan assets at end of year    $ 40,506    $ 44,870    $     0    $     0
--------------------------------------------------------------------------------------
   Funded status                            $   (241)   $  6,434    $(3,877)   $(3,604)
   Unrecognized net actuarial gain            (1,329)     (7,163)    (1,009)      (954)
   Unrecognized prior service cost            (1,561)     (2,197)       364        410
   Unrecognized transition asset                (345)       (413)     1,251      1,364
--------------------------------------------------------------------------------------
Accrued benefit cost                        $ (3,476)   $ (3,339)   $(3,271)   $(2,784)
======================================================================================

----------------------------------------------------------------------------------------------
                                                  Pension Benefits           Other Benefits
----------------------------------------------------------------------------------------------
                                              2001      2000      1999    2001    2000    1999
----------------------------------------------------------------------------------------------
Components of Net Periodic Benefit
     Expense/(Income)
   Service cost                            $ 2,015   $ 1,790   $ 1,916   $ 137   $ 141   $ 146
   Interest cost                             2,788     2,737     2,505     273     250     212
   Expected return on plan assets           (3,967)   (4,202)   (3,962)      0       0       0
   Amortization of prior service cost         (235)     (269)     (277)     46      46      41
   Amortization of transition asset            (68)      (68)      (68)    113     113     113
   Amortization of net actuarial gain         (324)     (796)     (305)     (9)    (46)    (28)
----------------------------------------------------------------------------------------------
Net periodic benefit expense/(income)      $   209   $  (808)  $  (191)  $ 560   $ 504   $ 484
==============================================================================================
Weighted-Average Assumptions at Year-End
   Discount rate                              7.25%     8.00%     8.00%   7.25%   7.50%   8.00%
   Expected return on plan assets             9.00%     9.00%     9.00%   0.00%   0.00%   0.00%
   Rate of compensation increase              4.50%     4.50%     4.50%   4.50%   4.50%   4.50%

     The plan assets were invested principally in U.S. Government securities and listed stocks and bonds including 56,231 and 54,078 shares of Susquehanna common stock at December 31, 2001 and 2000, respectively.

     Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,253 in 2001, $1,169 in 2000, and $1,192 in 1999.

     Susquehanna offers an Employee Stock Purchase Plan ("ESPP"), which allows employees to purchase Susquehanna common stock up to 5% of their salary at a discount to the market price, through payroll deductions.

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

     Susquehanna implemented an Equity Compensation Plan ("Compensation Plan") in 1997 under which Susquehanna may grant options to its employees and directors for up to 2,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. The option prices range from a low of $13.00 to a high of $24.75.

     On January 1, 1996, Susquehanna adopted SFAS 123 and as permitted by SFAS 123, Susquehanna has chosen to apply APB Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Compensation Plan. Accordingly, no compensation cost has been recognized for options granted under the Compensation Plan.

     For purposes of disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model based upon the assumptions noted below.

     The pro forma effects on net income include both the Compensation Plan and the ESPP.

----------------------------------------------------------------------------------------------------------------------
                                                            2001                   2000                   1999
----------------------------------------------------------------------------------------------------------------------
                                                               Weighted               Weighted                Weighted
                                                                Average                Average                 Average
                                                               Exercise               Exercise                Exercise
                                                      Shares      Price      Shares      Price      Shares       Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:                  1,470,529   $ 15.90    1,094,625   $ 16.76      892,870     $ 15.36
   Granted                                           242,251     17.25      382,500     13.31      294,117       18.19
   Forfeited                                          34,209     15.89        2,500     13.31            0           0
   Exercised                                          75,824     11.08        4,096      6.90       92,362        7.81
----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                         1,602,747   $ 16.33    1,470,529   $ 15.90    1,094,625     $ 16.76
======================================================================================================================
Outstanding at end of year:
   Granted prior to 1999                             722,847   $ 16.83      572,193   $ 12.96      576,289     $ 12.92
   Granted 1999                                      278,774     18.19      224,219     24.75      224,219       24.75
   Granted 2000                                      363,750     13.31      294,117     18.19      294,117       18.19
   Granted 2001                                      237,376     17.25      380,000     13.31            0           0
----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                         1,602,747   $ 16.33    1,470,529   $ 15.90    1,094,625     $ 16.76
======================================================================================================================
Options exercisable at year-end:
   Granted prior to 1999                             758,807   $ 15.64      427,599   $ 12.62      302,848     $ 12.16
   Granted 1999                                            0         0            0         0            0           0
   Granted 2000                                            0         0            0         0            0           0
   Granted 2001                                            0         0            0         0            0           0
----------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                      758,807   $ 15.64      427,599   $ 12.62      302,848     $ 12.16
======================================================================================================================
Weighted average remaining contractual maturity
     of options outstanding at year-end:
   Granted prior to 1999                           5.1 years
   Granted 1999                                    7.4 years
   Granted 2000                                    8.4 years
   Granted 2001                                    9.4 years
----------------------------------------------------------------------------------------------------------------------
Total                                              6.9 years

----------------------------------------------------------------------------------------------------------
                                                       2001                2000                1999
----------------------------------------------------------------------------------------------------------
                                                 Dollars Per Share   Dollars Per Share   Dollars Per Share
----------------------------------------------------------------------------------------------------------
Weighted-average fair value of
   options granted during the year               $ 1,096    $ 4.52   $ 1,290    $ 3.36   $ 1,321    $ 4.49
Fair value disclosures pro forma effect on:
   Net income                                       (746)               (797)               (328)
   Basic earnings per share                                  (0.02)              (0.02)              (0.01)
   Diluted earnings per share                        N/A*                N/A*                         0.00
----------------------------------------------------------------------------------------------------------

Weighted-average fair value assumptions:
   Dividend yield                                    3.5%                3.5%                3.0%
   Expected volatility                              23.5%               23.0%               22.0%
   Risk-free interest rate                           5.5%                6.6%                5.7%
   Expected term                                 7 years             7 years             7 years

* For the years ended December 31, 2001 and 2000, the application of SFAS 123 would have an anti-dilutive effect.

-------------------------------------------------------------------------------

13. SUSQUEHANNA BANCSHARES, INC. (Parent Only)
    CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------
December 31                                                 2001           2000
-------------------------------------------------------------------------------
Assets
Cash in subsidiary bank                                 $  2,117      $   1,037
Investment in consolidated
   subsidiaries at equity in net assets                  567,277        526,150
Other investment securities                                2,690          2,414
Premises and equipment (net)                               2,703          2,649
Other assets                                               9,592         11,070
-------------------------------------------------------------------------------
Total assets                                            $584,379      $ 543,320
===============================================================================
Liabilities
Long-term debt                                          $ 85,000      $  85,000
Accrued taxes and expenses payable                         5,843          4,883
-------------------------------------------------------------------------------
Total liabilities                                         90,843         89,883
-------------------------------------------------------------------------------
Equity
-------------------------------------------------------------------------------
Common stock ($2 par value)                               78,796         78,796
Surplus                                                   57,986         57,872
Retained earnings                                        345,508        320,020
-------------------------------------------------------------------------------
Accumulated other comprehensive
   income, net of taxes                                   12,009           (757)
Less: Treasury stock at cost                                 763          2,494
-------------------------------------------------------------------------------
Total stockholders' equity                               493,536        453,437
-------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity                                               $584,379      $ 543,320
===============================================================================

--------------------------------------------------------------------------------
     SUSQUEHANNA BANCSHARES, INC. (Parent only)
     CONDENSED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
Year ended December 31                           2001         2000         1999
-------------------------------------------------------------------------------
Income
Dividends from subsidiaries                 $  68,821     $ 71,581     $ 35,814
Interest, dividends, and gains on
   sales of investment securities                 419        3,145          959
Interest and management fee
   from subsidiaries                           37,506       22,840        3,408
-------------------------------------------------------------------------------
Total income                                  106,746       97,566       40,181
-------------------------------------------------------------------------------
Expenses
Interest expense                                6,864        6,863        6,864
Restructuring charges                               0            0        3,410
Other expenses                                 36,786       31,872        7,145
-------------------------------------------------------------------------------
Total expenses                                 43,650       38,735       17,419
-------------------------------------------------------------------------------
Income before taxes, and equity
   in undistributed income of
   subsidiaries                                63,096       58,831       22,762
Income tax provision/(benefit)                    421         (125)      (1,470)
Equity in undistributed income
   of subsidiaries                             (6,959)      (3,994)      19,291
-------------------------------------------------------------------------------
Net Income                                  $  55,716     $ 54,962     $ 43,523
===============================================================================

-------------------------------------------------------------------------------
     SUSQUEHANNA BANCSHARES, INC. (Parent only)
     CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
Year ended December 31                           2001         2000         1999
-------------------------------------------------------------------------------
Operating Activities
Net income                                   $ 55,716     $ 54,962     $ 43,523
Adjustment to reconcile net
     income to cash provided
     by operating activities:
   Depreciation and amortization                  666        1,409          357
   Equity in undistributed income
     of subsidiaries and income
     of subsidiaries accrued not
     received                                   6,959        3,994      (19,291)
   Decrease/(increase) in other
     assets                                      (282)      (3,553)        (651)
   Increase/(decrease) in accrued
     expenses payable                             960       (2,604)        (278)
   Other, net                                    (956)       4,585         (959)
-------------------------------------------------------------------------------
Net cash provided from
   operating activities                        63,063       58,793       22,701
-------------------------------------------------------------------------------
Investing Activities
Purchase of investment securities                   0           (8)        (500)
Proceeds from the sale/maturities
   of investment securities                        72            0        1,089
Capital expenditures                             (547)      (2,699)        (204)
Net infusion of investment in
   subsidiaries                               (33,125)     (25,879)      (1,814)
-------------------------------------------------------------------------------
Net cash used for investing
   activities                                 (33,600)     (28,586)      (1,429)
-------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of common
   stock                                        1,845          772        1,372
Dividends paid                                (30,228)     (27,092)     (22,918)
Cash paid for treasury stock                        0       (3,097)        (287)
-------------------------------------------------------------------------------
Net cash (used for)/provided
   from financing activities                  (28,383)     (29,417)     (21,833)
-------------------------------------------------------------------------------
Net (decrease)/increase in cash
   and cash equivalents                         1,080          790         (561)
Cash and cash equivalents at
   January 1                                    1,037          247          808
-------------------------------------------------------------------------------
Cash and cash equivalents at
   December 31                               $  2,117     $  1,037     $    247
===============================================================================
Cash in subsidiary bank at
   December 31                               $  2,117     $  1,037     $    247
===============================================================================

--------------------------------------------------------------------------------
14. EARNING PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for the years ended below:

-----------------------------------------------------------------------------------------------------------------------------
December 31                                 2001                            2000                            1999
-----------------------------------------------------------------------------------------------------------------------------
                                                    Per Share                       Per Share                       Per Share
                                  Income   Shares      Amount     Income   Shares      Amount     Income   Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common
   stockholders                 $ 55,716   39,263     $ 1.42    $ 54,962   39,262     $ 1.40    $ 43,523   39,320    $ 1.11

Effect of Diluted Securities:
Stock options outstanding                     330                             103                             177
-----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share:
Income available to common
   stockholders and assuming
   conversion                   $ 55,716   39,593     $ 1.41    $ 54,962   39,365     $ 1.40    $ 43,523   39,497    $ 1.10

--------------------------------------------------------------------------------
15. REGULATORY RESTRICTIONS OF BANKING SUBSIDIARIES

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2001, $13,340 is available for dividend distribution to Susquehanna in 2002 from its banking subsidiaries.

     Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $3,075 and $1,427 at December 31, 2001 and 2000, respectively.

     In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $41,584 and $32,731 at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
16. CONTINGENT LIABILITIES

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

                           PricewaterhouseCoopers LLP
                             One South Market Square
                            Harrisburg, PA 17101-9916
                            Telephone (717) 231-5900
                            Facsimile (717) 232-5672

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (Susquehanna) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Susquehanna's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

January 22, 2002

Summary of Quarterly Financial Data

The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000, are as follows:

----------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share                   2001                                    2000
----------------------------------------------------------------------------------------------------------------------
Quarter Ended                              Dec31     Sep30     Jun30     Mar31     Dec31     Sep30     Jun30     Mar31
----------------------------------------------------------------------------------------------------------------------
Interest income                          $83,386   $86,683   $84,833   $86,393   $89,360   $89,263   $88,050   $86,743
----------------------------------------------------------------------------------------------------------------------
Interest expense                          38,517    42,756    42,296    45,482    48,290    47,846    46,406    45,922
----------------------------------------------------------------------------------------------------------------------
Net interest income                       44,869    43,927    42,537    40,911    41,070    41,417    41,644    40,821
----------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses        1,891     1,740     1,833     1,846     1,453       766       643       864
----------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan and lease losses    42,978    42,187    40,704    39,065    39,617    40,651    41,001    39,957
----------------------------------------------------------------------------------------------------------------------
Other income                              21,660    20,796    21,191    20,519    19,399    19,072    18,476    17,063
----------------------------------------------------------------------------------------------------------------------
Other expenses                            43,215    42,054    41,287    41,207    39,141    39,159    39,693    37,588
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                21,423    20,929    20,608    18,377    19,875    20,564    19,784    19,432
----------------------------------------------------------------------------------------------------------------------
Applicable income taxes                    6,748     6,592     6,400     5,881     6,161     6,375     6,133     6,024
----------------------------------------------------------------------------------------------------------------------
Net income                               $14,675   $14,337   $14,208   $12,496   $13,714   $14,189   $13,651   $13,408
======================================================================================================================
Earnings per common share: Basic         $  0.37   $  0.36   $  0.36   $  0.32   $  0.35   $  0.36   $  0.35   $  0.34
                           Diluted          0.37      0.36      0.36      0.32      0.35      0.36      0.35      0.34

Market for Susquehanna Bancshares, Inc., Capital Stock

Since November 5, 1985, Susquehanna common stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna's common stock as reported on the Nasdaq National Market System for the years 2001 and 2000.

--------------------------------------------------------------------------
                               2001                          2000
--------------------------------------------------------------------------
                                   Quarterly                     Quarterly
                  Market Price      Dividend    Market Price      Dividend
--------------------------------------------------------------------------
First Quarter     $18.88-$15.00      $0.19      $15.88-$11.25      $0.17
Second Quarter    $20.81-$16.25      $0.19      $15.00-$12.38      $0.17
Third Quarter     $22.83-$18.15      $0.19      $15.44-$12.00      $0.17
Fourth Quarter    $22.24-$19.95      $0.20      $17.98-$12.88      $0.19

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.
------  --------------------------------------------------------------------

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

                                    PART III

Item 10. Directors and Executive Officers of Susquehanna.
-------  -----------------------------------------------

     The information required by this Item will be included in Susquehanna's Proxy Statement for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") in the Election of Directors section and the Director and Executive Officer Compensation section, each of which sections is incorporated herein by reference.

Item 11. Executive Compensation
-------  ----------------------

     The information required by this Item will be included in the 2002 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

     The information required by this Item will be included in the 2002 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

     The information required by this Item will be included in the 2002 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
-------  ---------------------------------------------------------------

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

(b)  Report on Form 8-K. None.

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

                                          SUSQUEHANNA BANCSHARES, INC.


                                          By: /s/ William J. Reuter
                                              --------------------------------
                                          William J. Reuter, President and Chief
                                          Executive Officer
Dated: March 18, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date
---------                     -----                        ----


/s/ William J. Reuter         President, Chief Executive   March 18, 2002
---------------------------   Officer and Director
(William J. Reuter)


/s/ Drew K. Hostetter         Executive Vice President,    March 18, 2002
---------------------------   Treasurer and Chief
(Drew K. Hostetter)           Financial Officer


/s/ Robert S. Bolinger        Director                     March 18, 2002
---------------------------
(Robert S. Bolinger)


/s/ Chloe R. Eichelberger     Director                     March 21, 2002
---------------------------
(Chloe R. Eichelberger)


/s/ James G. Apple            Director                     March 21, 2002
---------------------------
(James G. Apple)


/s/ Wayne E. Alter, Jr.       Director                     March 20, 2002
---------------------------
(Wayne E. Alter, Jr.)


/s/ John M. Denlinger         Director                     March 18, 2002
---------------------------
(John M. Denlinger)


/s/ Owen O. Freeman, Jr.      Director                     March 18, 2002
---------------------------
(Owen O. Freeman, Jr.)


/s/ Henry H. Gibbel           Director                     March 18, 2002
---------------------------
(Henry H. Gibbel)


/s/ William B. Zimmerman      Director                     March 18, 2002
---------------------------
(William B. Zimmerman)


/s/ T. Max Hall               Director                     March 19, 2002
---------------------------
(T. Max Hall)

                       SECURITIES AND EXCHANGE COMMISSION

                          SUSQUEHANNA BANCSHARES, INC.
                          Form 10-K, December 31, 2001

                             [SIGNATURES CONTINUED]

Signature                     Title                        Date
---------                     -----                        ----


/s/ Michael J. Wimmer         Director                     March 20, 2002
---------------------------
(Michael J. Wimmer)


/s/ C. William Hetzer, Jr.    Director                     March 18, 2002
---------------------------
(C. William Hetzer, Jr.)


/s/ Guy W. Miller, Jr.        Director                     March 18, 2002
---------------------------
(Guy W. Miller, Jr.)


/s/ George J. Morgan          Director                     March 18, 2002
---------------------------
(George J. Morgan)


/s/ Roger V. Wiest            Director                     March 18, 2002
---------------------------
(Roger V. Wiest)

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

                  (ii) By-laws. Incorporated by reference to Exhibit 3 of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                  (iii) By-laws. Incorporated by reference to Exhibit 3 of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  (iv) Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna's Registration Statement on Form S-3, Registration No. 33-87624.

         (9)      Voting trust agreement.  Not Applicable

         (10)     Material Contracts.

                  (i) Susquehanna's Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to
                           Exhibit 10 of Susquehanna's Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to
                           Exhibit 10(i) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  (ii) Susquehanna's Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10(a) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  (iii) Susquehanna's Equity Compensation Plan, as amended on May 25, 2001, is filed herewith as Exhibit 10(iii).

                  (iv) Susquehanna's Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is filed herewith as Exhibit 10(iv).

                  (v) Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are filed herewith as Exhibit 10(v).

                  (vi) 2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is filed herewith as Exhibit 10(vi).

                  (vii)    Guaranty Agreement dated December 31, 2001 by Michael
                           J. Wimmer in favor of Boston Service Company, Inc. is filed herewith as Exhibit 10(vii).

                  (viii)   Employment Agreement between Susquehanna and William
                           J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Amendment dated February 28, 2002 is filed herewith as Exhibit 10(viii).

                  (ix)     Employment Agreement between Susquehanna and Gregory
                           A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Amendment dated February 28, 2002, is filed herewith as Exhibit 10(ix).

                  (x) Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Amendment dated February 28, 2002, is filed herewith as Exhibit 10(x).

                  (xi) Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to
                           Exhibit 10(ix) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Amendment dated February 28, 2002, is filed herewith as Exhibit 10(xi).

                  (xii) Employment Agreement between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Michael J. Wimmer, dated February 1, 2000, is incorporated by reference to Exhibit 10(x) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                  (xiii)   Consulting Agreement between Susquehanna and Robert
                           S. Bolinger, dated June 4, 2001, is filed herewith as
                           Exhibit 10(xiii).

                  (xiv) Guaranty Agreement dated March 11, 2002 by Michael J. Wimmer in favor of Boston Service Company, Inc. is filed herewith as Exhibit 10(xiv).

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