Form 10-Q
period 2002-03-31
SUSQUEHANNA BANCSHARES INC
filed 2002-05-13
CIK 700863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    ---------------------------


                         Commission file number 0-10674

                          Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Pennsylvania                               23-2201716
---------------------------------------------------  ---------------------------
         (State or Other Jurisdiction                    (I.R.S. Employer
       of Incorporation or Organization)               Identification No.)

   26 North Cedar St., Lititz, Pennsylvania                   17543
---------------------------------------------------  ---------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code   (717) 626-4721
                                                   -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 2002, the Registrant had 39,370,541 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                      SEQUENTIAL
                                                                         PAGE
                                                                       REFERENCE

PART I.  FINANCIAL INFORMATION                                           3

Item 1.  FINANCIAL STATEMENTS                                            3

         Consolidated Balance Sheets - as of March 31, 2002 and 2001     3

         Consolidated Statements of Income - for the three months ended
             March 31, 2002 and 2001                                     4

         Consolidated Statements of Cash Flow - for the three months
             periods ended March 31, 2002 and 2001                       5

         Notes to Consolidated Financial Statements                      6-10


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION               11-16

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           17-19

PART II  OTHER INFORMATION                                               20

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                            20

             SIGNATURES                                                  20


             EXHIBIT INDEX                                               21-23

PART I. FINANCIAL INFORMATION
   Item 1. FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------------
                                                                    March 31                December 31                   March 31
(Dollars in thousands)                                                  2002                       2001                       2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $  109,553                 $  149,233                 $  113,878
Short-term investments:
        Restricted                                                    32,302                     41,584                     38,007
        Unrestricted                                                  16,595                     46,981                     49,835
----------------------------------------------------------------------------------------------------------------------------------
                          Total short-term investments                48,897                     88,565                     87,842
----------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value            1,054,344                  1,019,313                    808,499
Investment securities held to maturity, at amortized cost              1,734                      1,778                      1,907
        (Fair values of $1,734, $1,778 and $1,907)
Loans and leases, net of unearned income                           3,626,790                  3,519,498                  3,456,481
Less: Allowance for loan and lease losses                             38,532                     37,698                     37,848
----------------------------------------------------------------------------------------------------------------------------------
        Net loans and leases                                       3,588,258                  3,481,800                  3,418,633
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                          59,544                     60,063                     57,913
Accrued income receivable                                             21,301                     21,268                     22,984
Bank-owned life insurance                                            121,690                    120,174                    115,301
Goodwill                                                              43,496                     43,496                     39,751
Intangible assets with finite lives                                    5,455                      5,622                      4,557
Other assets                                                         111,665                     97,642                     97,804
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                              $5,165,937                 $5,088,954                 $4,769,069
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
        Demand                                                    $  530,406                 $  529,162                 $  461,789
        Interest-bearing demand                                      927,232                    915,080                    823,965
        Savings                                                      457,368                    435,959                    417,418
        Time                                                       1,315,484                  1,322,494                  1,322,076
        Time of $100 or more                                         291,256                    281,636                    247,023
-----------------------------------------------------------------------------------------------------------------------------------
                          Total deposits                           3,521,746                  3,484,331                  3,272,271
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                222,180                    169,803                    219,894
FHLB borrowings                                                      570,491                    570,580                    303,625
Vehicle financing                                                    143,212                    171,462                    325,808
Long-term debt                                                       105,000                    105,000                    100,000
Accrued interest, taxes, and expenses payable                         41,148                     36,652                     39,238
Other liabilities                                                     64,456                     57,590                     42,905
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                          4,668,233                  4,595,418                  4,303,741
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
        Authorized: 100,000,000 ($2.00 par value)
        Issued: 39,398,190                                            78,796                     78,796                     78,796
Surplus                                                               57,971                     57,986                     57,878
Retained earnings                                                    352,459                    345,508                    325,064
Accumulated other comprehensive income,
        net of taxes of $4,782, $6,928 and $3,265, respectively        8,880                     12,009                      6,059
Less: Treasury stock, (28,534, 54,115 and 175,078
        common shares at cost, respectively)                             402                        763                      2,469
-----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                   497,704                    493,536                    465,328
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $5,165,937                 $5,088,954                 $4,769,069
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                         March 31
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share)                                                        2002                   2001
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                                        $64,288                $72,161
Interest on investment securities: Taxable                                                    13,283                 12,193
                                     Tax-exempt                                                  704                    901
Interest on short-term investments                                                               437                  1,138
----------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                                 78,712                 86,393
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                                                2,906                  5,817
        Savings                                                                                1,077                  1,890
        Time                                                                                  17,766                 22,216
Interest on short-term borrowings                                                                675                  2,887
Interest on FHLB borrowings                                                                    7,261                  4,665
Interest on vehicle financing                                                                  2,606                  6,057
Interest on long-term debt                                                                     1,993                  1,950
----------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                                34,284                 45,482
----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                           44,428                 40,911
Provision for loan and lease losses                                                            2,273                  1,846
----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan and lease losses                                 42,155                 39,065
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                            3,843                  3,002
Vehicle origination and servicing fees                                                         7,032                  5,775
Merchant credit card fees                                                                      3,727                  3,766
Asset management fees                                                                          2,452                  2,099
Income from fiduciary-related activities                                                       1,251                  1,218
Gain on sale of loans and leases                                                               1,412                    583
Income from bank-owned life insurance                                                          1,718                  1,506
Other operating income                                                                         2,835                  2,570
Investment security gains/(losses)                                                               141                      0
----------------------------------------------------------------------------------------------------------------------------

        Total other income                                                                    24,411                 20,519
----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits                                                                19,639                 17,637
Net occupancy expense                                                                          3,098                  3,026
Furniture and equipment expense                                                                2,075                  2,089
Amortization of intangible assets                                                                168                    898
Vehicle residual value expense                                                                 1,665                  1,301
Vehicle delivery and preparation expense                                                       1,562                    934
Merchant credit card servicing expense                                                         3,647                  3,549
Other operating expenses                                                                      13,233                 11,773
----------------------------------------------------------------------------------------------------------------------------

        Total other expenses                                                                  45,087                 41,207
----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                    21,479                 18,377
Provision for income taxes                                                                     6,659                  5,881
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                   $14,820                $12,496
----------------------------------------------------------------------------------------------------------------------------

Per share information:
        Basic earnings                                                                       $  0.38                $  0.32
        Diluted earnings                                                                     $  0.37                $  0.32
        Cash dividends                                                                       $  0.20                $  0.19
Average shares outstanding:  Basic                                                            39,349                 39,222
                             Diluted                                                          39,816                 39,455
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Three months ended March 31,                                                            2002                    2001
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                  $ 14,820                $ 12,496
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                 3,113                   3,597
              Provision for loan and lease losses                                      2,273                   1,846
              (Gain)/loss on securities transactions                                    (141)                      0
              Gain on sale of loans                                                   (1,412)                   (583)
              (Gain)/loss on sale of other real estate owned                              55                     (20)
              Mortgage loans originated for resale                                   (25,531)                (21,868)
              Sale of mortgage loans originated for resale                            31,802                  24,106
              Leases acquired/originated for resale                                  (79,415)                      0
              Sale of leases acquired/originated for resale                           80,215                       0
              (Increase)/decrease in accrued interest receivable                         (33)                  3,791
              Increase in accrued interest payable                                    (2,940)                 (3,853)
              (Increase)/decrease in accrued expenses and taxes payable                7,436                     709
              Other, net                                                              32,138                 (11,001)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             62,380                   9,220
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Net increase in restricted short-term investments                              9,282                  (5,276)
        Proceeds from the sale of available-for-sale securities                        6,003                       0
        Proceeds from the maturity of investment securities                           82,945                 243,114
        Purchase of available-for-sale securities                                   (130,176)               (144,546)
        Net (increase)/decrease in loans and leases                                 (114,301)                (27,163)
        Capital expenditures                                                            (473)                 (1,393)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                (146,720)                 64,736
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase/(decrease) in deposits                                           38,907                  23,258
        Net increase/(decrease) in short-term borrowings                              52,377                  14,558
        Net increase/(decrease) in FHLB borrowings                                       (89)                (64,329)
        Net increase/(decrease) in vehicle financing                                 (69,398)                (31,714)
        Proceeds from issuance of common stock                                           346                      31
        Dividends paid                                                                (7,869)                 (7,452)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                  14,274                 (65,648)
--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (70,066)                  8,308
Cash and cash equivalents at January 1                                               196,214                 155,405
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                               $126,148                $163,713
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
        Cash and due from banks                                                     $109,553                $113,878
        Unrestricted short-term investments                                           16,595                  49,835
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                               $126,148                $163,713
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

     Interest paid on deposits, short-term borrowings, and long-term debt was $37,224 and $49,335 in 2001. An income tax refund of $9,294 was received in 2002 and income taxes of $385 were paid in 2001. Amounts transferred to other real estate owned were $710 in 2002 and $1,452 in 2001.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                   COMMON              RETAINED   COMPREHENSIVE   TREASURY    TOTAL
Three months ended March 31                                        STOCK     SURPLUS   EARNINGS       INCOME        STOCK    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2001                                          $78,796   $57,872   $320,020      $  (757)     $(2,494) $453,437
    Comprehensive income:
       Net income                                                                        12,496                              12,496
       Change in unrealized gain/(loss) on securities, net of
           taxes of ($3,270) and reclassification adjustment of $0                                     6,816                  6,816
------------------------------------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                    12,496        6,816                 19,312
    Common stock issued under employee benefit plans                               6                                   25        31
    Cash dividends paid:
       Per common share of  $0.19                                                        (7,452)                             (7,452)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2001                                            78,796    57,878    325,064        6,059       (2,469)  465,328
------------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 2002                                          $78,796   $57,986   $345,508      $12,009      $  (763) $493,536
    Comprehensive income:
       Net income                                                                        14,820                              14,820
       Change in unrealized gain/(loss) on securities, net of
           taxes of $1,685 and reclassification adjustment of $141                                    (3,129)                (3,129)
------------------------------------------------------------------------------------------------------------------------------------
           Total comprehensive income                                                    14,820       (3,129)                11,691
    Common stock issued under employee benefit plans                             (15)                                 361       346
    Purchase/conversion of treasury stock
    Cash dividends paid:
       Per common share of  $0.20                                                        (7,869)                             (7,869)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2002                                           $78,796   $57,971   $352,459      $ 8,880      $  (402) $497,704
------------------------------------------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2002 and 2001.

     The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 38 through 40 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
----------------------------------------------------------------------------------------------------------------------------------

                                                                  March 31, 2002                       December 31, 2001
                                                         ----------------------------------   ------------------------------------
                                                             Amortized cost     Fair value       Amortized cost     Fair value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                                $   11,200     $   11,276            $    1,201    $    1,302
   U.S. Government agencies                                         63,055         64,105                86,329        88,289
   State & municipal                                                57,972         59,389                63,334        64,712
   Mortgage-backed                                                 864,651        871,264               799,266       808,981
   Corporates                                                       13,309         13,816                20,073        20,844
   Equities                                                         32,507         34,493                33,373        35,185
----------------------------------------------------------------------------------------------------------------------------------
                                                                 1,042,694      1,054,343             1,003,576     1,019,313
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                                 1,734          1,734                 1,778         1,778
----------------------------------------------------------------------------------------------------------------------------------
                                                                     1,734          1,734                 1,778         1,778
----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                $1,044,428     $1,056,077            $1,005,354    $1,021,091
----------------------------------------------------------------------------------------------------------------------------------


LOANS AND LEASES
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at March 31, 2002
 and December 31, 2001, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                 March 31,                         December 31,
                                                                      2002                                 2001
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                         $  443,160                           $  434,780
Real estate - construction                                         391,867                              359,445
Real estate - mortgage                                           2,067,632                            1,963,094
Consumer                                                           325,119                              325,170
Leases                                                             399,012                              437,009
----------------------------------------------------------------------------------------------------------------------------------
     Total loans and leases                                     $3,626,790                           $3,519,498
----------------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
----------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                               $  161,102                           $  175,893
Estimated residual value of leases                                 272,735                              299,433
Unearned income under lease contracts                              (34,825)                             (38,317)
----------------------------------------------------------------------------------------------------------------------------------
     Total leases                                               $  399,012                           $  437,009
----------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of March 31, 2002 and
 December 31, 2001, is presented as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                 March 31,                         December 31,
                                                                      2002                                 2001
----------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                        $    9,891                           $    7,252
Impaired loans with a reserve                                          939                                2,111
----------------------------------------------------------------------------------------------------------------------------------
     Total impaired loans                                       $   10,830                           $    9,363
----------------------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                                      $      500                           $      560
----------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three month periods
 ended March 31, 2002 and 2001 is presented as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months ended March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                      2002                                 2001
----------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                               $   10,107                           $   11,498
Interest income on impaired loans (cash-basis)                          40                                   20

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    March 31,         December 31,
                                                                                                         2002                 2001
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at March 31, 2002 and December 31, 2001, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                          $218,936             $158,140
Treasury tax and loan notes                                                                             3,244               11,663
----------------------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                                                                    $222,180             $169,803
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Long-term debt at March 31, 2002 and December 31, 2001, was as follows:
----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
      Term notes due July, 2003                                                                      $ 10,000             $ 10,000
      Term notes due July, 2003                                                                         5,000                5,000
      Term notes due July, 2004                                                                         5,000                5,000
Parent:
      Senior notes due February, 2003                                                                  35,000               35,000
      Subordinated notes due February, 2005                                                            50,000               50,000
----------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt                                                                           $105,000             $105,000
----------------------------------------------------------------------------------------------------------------------------------


EARNINGS-PER-SHARE
----------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the years ended March 31, 2002 and 2001:
----------------------------------------------------------------------------------------------------------------------------------
                                                                           For the three months ended March 31,
                                                         -------------------------------------------------------------------------
                                                                            2002                            2001
                                                         --------------------------------------  ---------------------------------
                                                                                    Per Share                       Per Share
                                                            Income         Shares     Amount      Income    Shares    Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders                    $14,820         39,349      $0.38     $12,496    39,222     $0.32

Effect of Diluted Securities:
Stock options outstanding                                                     467                              233
                                                                         --------                          -------
Diluted Earnings per Share:
Income available to common stockholders
      and assuming conversion                              $14,820         39,816      $0.37     $12,496    39,455     $0.32
----------------------------------------------------------------------------------------------------------------------------------

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangibles acquired in a business combination. SFAS No. 142, which Susquehanna adopted on January 1, 2002, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, Susquehanna will perform the required impairment tests of goodwill. Management does not expect these tests to have a material effect on the company's financial condition or results of operations.

The gross carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2002 are as follows:

                                                          Gross
                                                       Carrying     Accumulated
                                                         Amount    Amortization

Amortized intangible assets:
     Core deposit intangibles                         $   5,874          $(586)
     Favorable lease adjustments                            393           (226)
--------------------------------------------------------------------------------
Total                                                 $   6,267          $(812)
--------------------------------------------------------------------------------

Unamortized intangible assets:
     Goodwill                                         $  43,496            N/A
================================================================================

There have been no changes in the carrying amount of goodwill for the quarter ended March 31, 2002.

--------------------------------------------------------------------------------
The following table sets forth the actual and estimated pre-tax amortization expense of amortized intangible assets:
--------------------------------------------------------------------------------

Aggregate Amortization Expense:
For the quarter ended March 31, 2002                  $     168

Estimated Amortization Expense:
For the year ended December 31, 2002                  $     672
For the year ended December 31, 2003                        672
For the year ended December 31, 2004                        672
For the year ended December 31, 2005                        672
For the year ended December 31, 2006                        672
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
The following table sets forth the net income, basic EPS and fully diluted EPS as adjusted to exclude goodwill amortization expense for the three months ended March 31, 2002 and 2001:
--------------------------------------------------------------------------------
                                                 2002                   2001
--------------------------------------------------------------------------------

Reported net income                            $  14,820              $  12,496
Add back: Goodwill amortization                        0                    787
--------------------------------------------------------------------------------
Adjusted net income                            $  14,820              $  13,283
--------------------------------------------------------------------------------

Basic earnings per share:
Reported net income                            $    0.38              $    0.32
Goodwill amortization                               0.00                   0.02
--------------------------------------------------------------------------------
Adjusted net income                            $    0.38              $    0.34
--------------------------------------------------------------------------------

Diluted earnings per share:
Reported net income                            $    0.37              $    0.32
Goodwill amortization                               0.00                   0.02
--------------------------------------------------------------------------------
Adjusted net income                            $    0.37              $    0.34
--------------------------------------------------------------------------------


SUBSEQUENT EVENTS

     On April 30, 2002, management announced it had signed a definitive agreement to purchase all of the outstanding stock of The Addis Group, a property and casualty insurance brokerage located in King of Prussia, PA. The Addis Group serves over 1,500 commercial and individual customers representing over $60 million in premium, which generates approximately $6 million in annual revenues. The transaction, subject to customary closing conditions, is expected to be completed in the second quarter 2002.

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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas in which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructuring; technological changes; changes in consumer spending and saving habits and the success of Susquehanna in managing the risks involved in the foregoing.

     The management of Susquehanna encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only "as of" the date made. Susquehanna does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

     The following discussion and analysis, the purpose of which is to provide investors and others with information that Susquehanna's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

                              Results of Operations
                              ---------------------

Summary of 2002 compared to 2001
--------------------------------
     Susquehanna's net income for the first quarter of 2002 was $14.8 million, an 18.6% increase from net income of $12.5 million in the first quarter of 2001. During the first quarter of 2002, Susquehanna's fee income continued to improve as it increased by 19.0% from the first quarter of 2001 and represented 35.5% of total revenues for the first quarter of 2002. However, this improvement in fee income was offset by a 9.4% increase in operating expenses from first quarter 2001 to first quarter 2002.

     Diluted earnings per share ("EPS") increased 15.6% from $0.32 per share for the first quarter of 2001 to $0.37 per share for the first quarter of 2002. Return on average assets ("ROA") and return on average equity ("ROE") finished at 1.18% and 12.11%, respectively, in the first quarter of 2002 compared with 1.08% and 11.16%, respectively, in the first quarter of 2001.

     In June 2001, the Financial Accounting Standards Board adopted SFAS 142, Goodwill and Other Intangible Assets. Because of the adoption of SFAS 142, goodwill amortization ceased in 2002. Had the new rules been in effect last year, fully diluted earnings per share would have been $ 0.34 and net income would have been $13.3 million for the three months ended March 31, 2001, resulting in a 8.8% increase in diluted earnings per share and a 11.6% increase in net income for the first quarter of 2002.

     Total assets at March 31, 2002 were $5.2 billion, compared with $4.8 billion at March 31, 2001. Loans of $3.6 billion at March 31, 2002 increased from $3.5 billion at March 31, 2001, while deposits increased from $3.3 billion at March 31, 2001 to $3.5 billion at March 31, 2002. Equity capital was $498 million at March 31, 2002, or $12.64 per share, compared to $465 million, or $11.86 per share, at March 31, 2001.

Net Interest Income - Taxable Equivalent Basis
----------------------------------------------
     The major source of operating revenues is net interest income, which rose to a level of $44.4 million in the first quarter of 2002, compared to $40.9 million for the same period in 2001. Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans and leases, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

         Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 64.5% for the quarter ended March 31, 2002, and was 66.6% for the quarter ended March 31, 2001, respectively.

     Net interest income for the first quarter 2002 increased $3.5 million compared to the first quarter of 2001. Average earning assets in the first quarter of 2002 increased $300 million over the same period in 2001. The net interest margin improved to 3.94% in the first quarter of 2002 from 3.90% in the first quarter of 2001. This increase in margin was due to a 142 basis point decrease in the cost of funds that was partially offset by a 122 basis point decrease in the yield on earning assets. Actions by the Board of Governors of the Federal Reserve System to decrease interest rates primarily caused the above noted decreases.

     Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled "Market Risks" below.

Provision and Allowance for Loan and Lease Losses
-------------------------------------------------
     As illustrated in Table 3, the provision was $2.3 million in the first quarter of 2002, an increase of $0.4 million from the same period in 2001. Net charge-offs were $1.4 million for the three-month period in 2002 versus the 2001 corresponding amount of $1.2 million. Despite the fact that interest rates have been lowered recently, a slowdown of economic growth could occur. Borrowers may experience difficulty and the level of non-performing loans and assets, charge-offs and delinquencies could rise and require further increases to the provision.

Other Income
------------
     Non-interest income increased $3.9 million, or 19.0%, from $20.5 million in the first quarter of 2001, to $24.4 million in the first quarter of 2002. Significant increases were realized in gain on sale of loans and leases of 142.2% to $1.4 million, and vehicle origination and servicing fees of 21.8% to $7.0 million. Service charges on deposit accounts and asset management fees increased $0.8 million and $0.4 million, respectively.

     Other income as a percentage of net interest income and other income, was 35.5% for the quarter ended March 31, 2001 compared with 33.4% for the comparable period of 2001.

Other Expenses
--------------
     Total non-interest expenses increased $3.9 million from $41.2 million in the first quarter of 2001 to $45.1 million in the first quarter of 2002. The quarter-to-quarter increase was primarily due to increases in salaries and benefits of 11.4%, or $2.0 million, vehicle delivery and preparation expense of 67.2%, or $0.6 million. The increase in salaries and benefits was primarily due to normal annual salary increases, increased sales force and the addition of the seven branches. Other expenses increased $1.5 million over 2001 due, in part, to the acquisition of four branches in West Virginia during the fourth quarter 2001 and the addition of three de novo branched during 2001 and early 2002.

Income Taxes
------------
     Susquehanna's effective tax rate decreased to 31.0% for the first three months of 2002 from 32.0% for the first three months of 2001 due to the adoption of SFAS 142 and the cessation of goodwill amortization.

                               Financial Condition
                               -------------------
Risk Assets
-----------
     Table 2 shows an increase in non-accrual loans and leases from $15.5 million at December 31, 2001 to $17.0 million at March 31, 2002. Loans past due 90 days or more and still accruing decreased from $11.5 million at December 31, 2001 to $11.2 million at March 31, 2002. Non-performing assets to period-end loans and OREO increased slightly from .55% at December 31, 2001 to .56% at March 31, 2002. Loan loss reserve to non-performing loans at March 31, 2002 was 227% compared with 243% at December 31, 2001.

Capital Resources
-----------------
     Capital elements for Susquehanna are segmented into two tiers. Tier 1 capital represents shareholders' equity reduced by most intangible assets. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The minimum Tier I capital ratio is 4%; Susquehanna's ratio at March 31, 2002 was 10.69%. The minimum total capital (Tier II) ratio is 8%; Susquehanna's ratio at March 31, 2002 was 12.15%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at March 31, 2002 was 8.62%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
------------------------------------------------------------------------------------------------------------------------------
                                       For the Three Month Period Ended                   For the Three Month Period Ended
                                                 March 31, 2002                                     March 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                           Average                                          Average
(Dollars in thousands)                     Balance            Interest      Rate (%)        Balance        Interest   Rate (%)
------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                  $   94,706          $   437         1.87        $   85,416        $ 1,138      5.40
Investment securities:
      Taxable                                949,523           13,282         5.67           759,313         12,193      6.51
      Tax - advantaged                        61,487            1,083         7.14            77,956          1,386      7.21
------------------------------------------------------------------------------------------------------------------------------

    Total investment securities            1,011,010           14,365         5.76           837,269         13,579      6.58
------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                              3,489,377           63,710         7.40         3,370,785         71,420      8.59
      Tax - advantaged                        49,932              889         7.22            51,308          1,140      9.01
------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                  3,539,309           64,599         7.40         3,422,093         72,560      8.60
------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets            4,645,025          $79,401         6.93         4,344,778        $87,276      8.15
                                                             ----------------------                        -------------------
Allowance for loan and lease losses          (38,243)                                        (37,586)
Other non - earning assets                   500,718                                         400,945
----------------------------------------------------                                   --------------

                Total assets              $5,107,500                                      $4,708,137
----------------------------------------------------                                   --------------

Liabilities
Deposits:

      Interest - bearing demand           $  918,984          $ 2,906         1.28        $  814,464        $ 5,817      2.90
      Savings                                445,208            1,077         0.98           413,266          1,890      1.85
      Time                                 1,617,015           17,766         4.46         1,559,110         22,216      5.78
Short - term borrowings                      175,232              675         1.56           215,970          2,887      5.42
FHLB borrowings                              577,246            7,261         5.10           328,407          4,665      5.76
Vehicle financing                            157,986            2,606         6.69           335,464          6,057      7.32
Long - term debt                             105,000            1,993         7.70           100,000          1,950      7.91
                                        -------------        ---------  --------------  -------------      ---------    ------


Total interest - bearing liabilities       3,996,671          $34,284         3.48         3,766,681        $45,482      4.90
                                                             -------------------------                     -------------------
Demand deposits                              516,462                                         433,246
Other liabilities                             97,905                                          53,950
-----------------------------------------------------

              Total liabilities            4,611,038                                       4,253,877
-----------------------------------------------------                                   -------------

Equity                                       496,462                                         454,260
-----------------------------------------------------                                   -------------

Total liabilities & stockholders' equity  $5,107,500                                      $4,708,137
-----------------------------------------------------                                   -------------

Net interest income / yield on
      average earning assets                                  $45,117         3.94                          $41,794      3.90
                                                             -------------------------                     -------------------

    For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same baisis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries


TABLE 2 - RISK ASSETS
--------------------------------------------------------------------------------------------------

                                                       March 31,     December 31,       March 31,
(Dollars in thousands)                                      2002             2001            2001
--------------------------------------------------------------------------------------------------
Nonperforming assets:
        Nonaccrual loans and leases                      $16,976          $15,516         $21,100
        Restructured accrual loans                             0                0               0
        Other real estate owned                            3,248            3,761           4,623
--------------------------------------------------------------------------------------------------
Total nonperforming assets                               $20,224          $19,277         $25,723
--------------------------------------------------------------------------------------------------

As a percent of period-end loans and leases and
        other real estate owned                            0.56%            0.55%           0.74%
Loans and leases contractually
   past due 90 days and still accruing                   $11,201          $11,498          $8,961


--------------------------------------------------------------------------------------------------
TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
(Dollars in thousands)                                                       2002           2001
--------------------------------------------------------------------------------------------------
Balance - Beginning of period                                             $37,698         $37,187
    Additions charged to operating expenses                                 2,273           1,846
--------------------------------------------------------------------------------------------------
                                                                           39,971          39,033
--------------------------------------------------------------------------------------------------
    Charge-offs                                                           (2,002)          (1,585)
    Recoveries                                                               563              400
--------------------------------------------------------------------------------------------------
        Net charge-offs                                                   (1,439)          (1,185)
--------------------------------------------------------------------------------------------------
Balance - Period end                                                     $38,532          $37,848
--------------------------------------------------------------------------------------------------

Net charge-offs as a percent of average loans and leases (annualized)      0.16%            0.14%
Allowance as a percent of period-end loans and leases                      1.06%            1.09%

Average loans and leases                                              $3,539,309       $3,422,093
Period-end loans and leases                                            3,626,790        3,456,481

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

Liquidity Risk
--------------
     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2002, Susquehanna's subsidiary banks have unused lines of credit available to them from the Federal Home Loan Bank totaling approximately $555 million.

     However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $55 million at March 31, 2002. These maturing investments represented 5% of total investment securities. Unrestricted short-term investments amounted to $16.6 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

     Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups -- fixed rate, floating rate and those which reprice only at management's discretion -- strategies are developed which are designed to minimize exposure to interest rate fluctuations. Management also uses gap and interest rate shock analyses to evaluate interest rate sensitivity at a given point in time.

     Susquehanna's policy, as approved by its Board of Directors, is for Susquehanna to experience no more than a 15% decline in net interest income and no more than a 30% decline in economic equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated on a periodic basis. Based upon the most recent interest rate shock analysis, Susquehanna was well within the policy limits.

At March 31, 2002, Susquehanna continues to be an asset sensitive institution and should benefit from a rise in interest rates in the future, if that should occur.

Securitizations and Off-Balance Sheet Financings
------------------------------------------------
     Assets securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. Automobile leases originated by Susquehanna's wholly-owned subsidiary, Boston Service Company, Inc. trading as Hann Financial Service Corporation, ("Hann"), are financed primarily in four ways: agency arrangements with other financial institutions; securitization transactions; sale-leaseback transactions; and other sources of funds, including internally generated sources. Assets financed in the first three of these manners generally are not reflected on Susquehanna's consolidated balance sheet. As of March 31, 2002, Hann's off-balance sheet, managed portfolio was funded in the following manners: agency arrangements, $616 million; asset securitization transactions, $186 million; and sale-leaseback transaction, $163 million.

     During the first quarter of 2002, Hann entered into a new securitization transaction (which is included in the amounts referenced above) and sold the beneficial interests in $79.5 million in automobile leases and related vehicles at par to a wholly-owned, special purpose entity, or SPE. The SPE finances the purchase by borrowing funds from a non-related, asset-backed commercial paper issuer ("lender"). Hann continues to act as servicer for the sold portfolio and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. This transaction is accounted for as a sale under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse for credit losses.

     The debt issued in the transaction bears a floating rate of interest, and Susquehanna retains the related interest rate risk. Neither Hann nor Susquehanna has retained residual risk in the vehicle leases and related vehicles. However, in the event of a breach by Auto Lenders Liquidation Center, Inc., ("Auto Lenders"), the residual value guarantor, Susquehanna would be required to reimburse up to $20.0 million under a letter of credit facility for losses suffered by the lender to the extent of amounts not paid by Auto Lenders. The relationship between Auto Lenders and Michael J. Wimmer, a member of the Susquehanna Board of Directors and the Chief Executive Officer of Hann, is described in more detail in Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The transaction documents contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. The SPE retains the right to receive excess cash flows from the sold portfolio and, under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the lender. The value of this recorded receivable is subject to credit, prepayment, and interest rate risk. The recorded receivable in this transaction was $1.8 million. The aggregate amount of all recorded receivables at March 31, 2002 was $5.2 million.

     Partially offsetting the $1.8 million gain noted above was a $1.0 million adjustment increasing amortization of capitalized costs on the December 2000 sale-leaseback transaction due to revised income estimates on replacement vehicles.

     The aggregate amount of Susquehanna's reimbursement obligation under letter of credit facilities for losses suffered by the lenders to the extent of amounts not paid by Auto Lenders at March 31, 2002, was $40.5 million.

PART II. OTHER INFORMATION
         -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits. The exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K are filed herewith or incorporated by reference.

     (b) Report on Form 8-K. No Current Reports on Form 8-K were filed during the quarterly period ended March 31, 2002. However, a Current Report on Form 8-K was filed on May 3, 2002 regarding the execution of a definitive agreement by Susquehanna to purchase all of the outstanding stock of The Addis Group, Inc., a property and casualty insurance brokerage located in King of Prussia, Pennsylvania.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUSQUEHANNA BANCSHARES, INC.



May 10, 2002                      /s/ William J. Reuter
                                  ---------------------------------------
                                  William J. Reuter
                                  President and Chief Executive Officer



May 10, 2002                      /s/ Drew K. Hostetter
                                  ---------------------------------------
                                  Drew K. Hostetter
                                  Executive Vice President, Treasurer and
                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Numbers            Description and Method of Filing
--------------             --------------------------------

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

        (iii) Susquehanna's Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna's Annual Report of Form 10-K for the fiscal year ended December 31, 2001.

        (iv) Susquehanna's Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (v) Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (vi) 2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., dated April 25, 2002, is filed herewith as Exhibit 10(vi).

        (vii) Guaranty Agreement dated December 31, 2001 by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(vii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (viii) Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (ix) Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (x) Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (xi) Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (xii) Employment Agreement between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Michael J. Wimmer, dated February 1, 2000, is incorporated by reference to Exhibit 10(x) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

        (xiii) Consulting Agreement between Susquehanna and Robert S. Bolinger, dated June 4, 2001, is incorporated by reference to
               Exhibit 10(xiii) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        (xiv) Guaranty Agreement dated March 11, 2002 by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(xiv) of Susquehanna's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.