Form 10-Q
period 2002-06-30
SUSQUEHANNA BANCSHARES INC
filed 2002-08-13
CIK 700863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      June 30, 2002
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ____________________________


                         Commission file number 0-10674
                                                ---------

                          Susquehanna Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Pennsylvania                               23-2201716
------------------------------------------------     ---------------------------
          (State or Other Jurisdiction                    (I.R.S. Employer
        of Incorporation or Organization)               Identification No.)

    26 North Cedar St., Lititz, Pennsylvania                   17543
------------------------------------------------     ---------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code (717) 626-4721
                                                   -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of July 31, 2002, the Registrant had 39,608,918 shares of common stock outstanding.

                          SUSQUEHANNA BANCSHARES, INC.

                                      INDEX

                                                                                SEQUENTIAL
                                                                                   PAGE
                                                                                REFERENCE
PART I.      FINANCIAL INFORMATION                                                3

Item 1.  FINANCIAL STATEMENTS                                                     3

         Consolidated Balance Sheets - as of June 30, 2002 and 2001               3

         Consolidated Statements of Income - for the three and six months
             ended June 31, 2002 and 2001                                         4

         Consolidated Statements of Cash Flow - for the three and six month
             periods ended June 30, 2002 and 2001                                 5

         Notes to Consolidated Financial Statements                               6 - 10


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND
                   FINANCIAL CONDITION                                            11-18

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                                    19 - 21

PART II.     OTHER INFORMATION                                                    22

Item 2.      CHANGES OF SECURITIES AND USE OF PROCEEDS                            22

Item 4.      SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                                                22

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                     23

             SIGNATURES                                                           24


             EXHIBIT INDEX                                                        25

PART I. FINANCIAL INFORMATION
        Item 1. FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                            June 30             December 31               June 30
(Dollars in thousands)                                                         2002                    2001                  2001
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                  $  113,414              $  149,233            $  119,013
Short-term investments:
        Restricted                                                           31,149                  41,584                35,823
        Unrestricted                                                         19,720                  46,981                39,282
----------------------------------------------------------------------------------------------------------------------------------
                          Total short-term investments                       50,869                  88,565                75,105
----------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale, at fair value                   1,038,522               1,019,313               954,562
Investment securities held to maturity, at amortized cost                     1,689                   1,778                 1,865
        (Fair values of $1,689, $1,778 and $1,865)
Loans and leases, net of unearned income                                  3,737,178               3,519,498             3,481,729
Less: Allowance for loan and lease losses                                    39,148                  37,698                38,407
----------------------------------------------------------------------------------------------------------------------------------
        Net loans and leases                                              3,698,030               3,481,800             3,443,322
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment (net)                                                 59,361                  60,063                57,459
Accrued income receivable                                                    21,521                  21,268                22,688
Bank-owned life insurance                                                   123,269                 120,174               116,946
Goodwill                                                                     54,396                  43,496                41,052
Intangible assets with finite lives                                           5,294                   5,622                 2,397
Other assets                                                                110,892                  97,642               101,298
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $5,277,257              $5,088,954            $4,935,707
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
        Demand                                                           $  545,375              $  529,162            $  482,101
        Interest-bearing demand                                             976,486                 915,080               807,497
        Savings                                                             468,774                 435,959               422,863
        Time                                                              1,317,126               1,322,494             1,304,432
        Time of $100 or more                                                323,204                 281,636               248,559
----------------------------------------------------------------------------------------------------------------------------------
                          Total deposits                                  3,698,030               3,484,331             3,265,452
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                       219,003                 169,803               210,968
FHLB borrowings                                                             565,121                 570,580               508,074
Vehicle financing                                                           106,403                 171,462               284,723
Long-term debt                                                              105,000                 105,000               100,000
Accrued interest, taxes, and expenses payable                                51,474                  36,652                48,327
Other liabilities                                                            82,160                  57,590                44,499
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 4,760,126               4,595,418             4,462,043
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock
        Authorized: 100,000,000 ($2.00 par value)
        Issued: 39,433,663, 39,398,190, and 39,398,190, respectively         78,867                  78,796                78,796
Surplus                                                                      58,434                  57,986                57,766
Retained earnings                                                           360,204                 345,508               331,820
Accumulated other comprehensive income,
        net of taxes of $10,568, $6,928 and $4,216, respectively             19,626                  12,009                 7,462
Less: Treasury stock, (0, 54,115 and 133,112
        common shares at cost, respectively)                                      0                     763                 2,180
----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          517,131                 493,536               473,664
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $5,277,257              $5,088,954            $4,935,707
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------     ------------------------
                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30                       June 30
--------------------------------------------------------------------------------------------------     ------------------------
(Dollars in thousands, except per share)                                      2002           2001           2002          2001
--------------------------------------------------------------------------------------------------     ------------------------
INTEREST INCOME
Interest and fees on loans and leases                                      $65,736        $71,526       $130,024      $143,687
Interest on investment securities: Taxable                                  13,833         11,403         27,116        23,596
                                     Tax-exempt                                618            848          1,322         1,749
Interest on short-term investments                                             263          1,056            700         2,194
--------------------------------------------------------------------------------------------------     ------------------------
        Total interest income                                               80,450         84,833        159,162       171,226
--------------------------------------------------------------------------------------------------     ------------------------

INTEREST EXPENSE
Interest on deposits:
        Interest-bearing demand                                              3,002          4,830          5,908        10,647
        Savings                                                              1,103          1,703          2,180         3,593
        Time                                                                16,386         21,537         34,152        43,753
Interest on short-term borrowings                                              797          2,175          1,472         5,062
Interest on FHLB borrowings                                                  7,418          4,692         14,679         9,357
Interest on vehicle financing                                                1,988          5,425          4,594        11,482
Interest on long-term debt                                                   2,000          1,934          3,993         3,884
--------------------------------------------------------------------------------------------------     ------------------------
        Total interest expense                                              32,694         42,296         66,978        87,778
--------------------------------------------------------------------------------------------------     ------------------------

Net interest income                                                         47,756         42,537         92,184        83,448
Provision for loan and lease losses                                          2,434          1,833          4,707         3,679
--------------------------------------------------------------------------------------------------     ------------------------

Net interest income after provision for loan and lease losses               45,322         40,704         87,477        79,769
--------------------------------------------------------------------------------------------------     ------------------------

OTHER INCOME
Service charges on deposit accounts                                          4,207          3,269          8,050         6,271
Vehicle origination and servicing fees                                       6,864          6,277         13,896        12,052
Merchant credit card fees                                                    2,740          2,353          6,467         6,119
Asset management fees                                                        2,521          1,503          4,973         3,602
Income from fiduciary-related activities                                     1,247          1,313          2,498         2,531
Gain on sale of loans and leases                                               727          2,374          2,139         2,957
Income from bank-owned life insurance                                        1,630          1,574          3,348         3,080
Other operating income                                                       2,474          2,528          5,309         5,098
Investment security gains/(losses)                                               4              0            145             0
--------------------------------------------------------------------------------------------------     ------------------------

        Total other income                                                  22,414         21,191         46,825        41,710
--------------------------------------------------------------------------------------------------     ------------------------

OTHER EXPENSES
Salaries and employee benefits                                              19,772         18,551         39,411        36,188
Net occupancy expense                                                        3,077          2,734          6,175         5,760
Furniture and equipment expense                                              2,144          1,925          4,219         4,014
Amortization of intangible assets                                              158            861            326         1,759
Vehicle residual value expense                                               1,605          1,243          3,270         2,544
Vehicle delivery and preparation expense                                     2,046          1,394          3,608         2,328
Merchant credit card servicing expense                                       2,603          2,275          6,250         5,824
Other operating expenses                                                    13,695         12,304         26,928        24,077
--------------------------------------------------------------------------------------------------     ------------------------

        Total other expenses                                                45,100         41,287         90,187        82,494
--------------------------------------------------------------------------------------------------     ------------------------

Income before income taxes                                                  22,636         20,608         44,115        38,985
Provision for income taxes                                                   7,017          6,400         13,676        12,281
--------------------------------------------------------------------------------------------------     ------------------------

NET INCOME                                                                 $15,619        $14,208       $ 30,439      $ 26,704
==================================================================================================     ========================

Per share information:
        Basic earnings                                                     $  0.40        $  0.36       $   0.77      $   0.68
        Diluted earnings                                                   $  0.39        $  0.36       $   0.76      $   0.68
        Cash dividends                                                     $  0.20        $  0.19       $   0.40      $   0.38
Average shares outstanding:          Basic                                  39,398         39,224         39,373        39,223
                                     Diluted                                39,891         39,494         39,854        39,475
--------------------------------------------------------------------------------------------------     ------------------------

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Six months ended June 30,                                                                2002                    2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                  $  30,439               $  26,704
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, amortization and accretion                                  4,642                   6,629
              Provision for loan and lease losses                                       4,707                   2,909
              (Gain)/loss on securities transactions                                     (145)                    (18)
              Gain on sale of loans                                                    (1,899)                 (2,957)
              (Gain)/loss on sale of other real estate owned                              (63)                    (43)
              Mortgage loans originated for resale                                    (52,294)                (52,416)
              Sale of mortgage loans originated for resale                             58,189                  56,308
              Leases acquired/originated for resale                                   (79,415)               (116,643)
              Sale of leases acquired/originated for resale                            80,215                 118,392
              (Increase)/decrease in accrued interest receivable                         (253)                  4,087
              Increase in accrued interest payable                                     (1,824)                 (1,893)
              (Increase)/decrease in accrued expenses and taxes payable                16,646                   7,838
              Other, net                                                               (7,537)                (16,376)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              51,408                  32,521
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Net increase in restricted short-term investments                              10,435                  (3,092)
        Proceeds from the sale of available-for-sale securities                         6,003                       0
        Proceeds from the maturity of investment securities                           132,637                 354,259
        Purchase of available-for-sale securities                                    (147,868)               (399,834)
        Net (increase)/decrease in loans and leases                                  (226,260)                (53,996)
        Capital expenditures                                                             (290)                 (1,664)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                 (225,343)               (104,327)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Net increase/(decrease) in deposits                                           146,634                  16,439
        Net increase/(decrease) in short-term borrowings                               49,200                   5,632
        Net increase/(decrease) in FHLB borrowings                                     (5,459)                140,120
        Net increase/(decrease) in vehicle financing                                  (65,059)                (72,799)
        Proceeds from issuance of common stock                                          1,282                     208
        Dividends paid                                                                (15,743)                (14,904)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) financing activities                                  110,855                  74,696
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (63,080)                  2,890
Cash and cash equivalents at January 1                                                196,214                 155,405
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at June 30                                                $ 133,134               $ 158,295
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
        Cash and due from banks                                                     $ 113,414               $ 119,013
        Unrestricted short-term investments                                            19,720                  39,282
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                $ 133,134               $ 158,295
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

     Interest paid on deposits, short-term borrowings, and long-term debt was $68,703 and $89,670 in 2002 and 2001, respectively. An income tax refund of $9,200 was received in 2002 and income taxes of $636 were paid in 2001. Amounts transferred to other real estate owned were $1,327 in 2002 and $2,498 in 2001.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                                                COMMON              RETAINED  COMPREHENSIVE
Six months ended June 30                                                        STOCK     SURPLUS   EARNINGS     INCOME
-----------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2001                                                       $78,796   $57,872   $320,020       ($757)
   Comprehensive income:
      Net income                                                                                      26,704
      Change in unrealized gain/(loss) on securities, net of
                       taxes of $4,216 and reclassification adjustment of $0                                       8,219
-----------------------------------------------------------------------------------------------------------------------------
                       Total comprehensive income                                                     26,704       8,219
   Common stock issued under employee benefit plans                                          (106)
   Cash dividends paid:
      Per common share of $0.38                                                                      (14,904)
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001                                                         $78,796   $57,766   $331,820     $ 7,462
-----------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 2002                                                       $78,796   $57,986   $345,508     $12,009
   Comprehensive income:
      Net income                                                                                      30,439
      Change in unrealized gain/(loss) on securities, net of
                       taxes of $3,844 and reclassification adjustment of $145                                     7,254
      Unrealized gain on recorded interest in securitized assets,
                       net of taxes of $237                                                                          363
-----------------------------------------------------------------------------------------------------------------------------
                       Total comprehensive income                                                     30,439       7,617
   Common stock issued under employee benefit plans                                  71       448
   Cash dividends paid:
      Per common share of $0.40                                                                      (15,743)
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002                                                         $78,867   $58,434   $360,204     $19,626
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------


                                                                                 TREASURY   TOTAL
Six months ended June 30                                                          STOCK     EQUITY
-----------------------------------------------------------------------------------------------------

Balance - January 1, 2001                                                        ($2,494)  $453,437
   Comprehensive income:
      Net income                                                                             26,704
      Change in unrealized gain/(loss) on securities, net of
                       taxes of $4,216 and reclassification adjustment of $0                  8,219
-----------------------------------------------------------------------------------------------------
                       Total comprehensive income                                            34,923
   Common stock issued under employee benefit plans                                  314        208
   Cash dividends paid:
      Per common share of $0.38                                                             (14,904)
-----------------------------------------------------------------------------------------------------
Balance - June 30, 2001                                                          ($2,180)  $473,664
-----------------------------------------------------------------------------------------------------

Balance - January 1, 2002                                                       $   (763)  $493,536
   Comprehensive income:
      Net income                                                                             30,439
      Change in unrealized gain/(loss) on securities, net of
                       taxes of $3,844 and reclassification adjustment of $145                7,254
      Unrealized gain on recorded interest in securitized assets,
                       net of taxes of $237                                                     363
-----------------------------------------------------------------------------------------------------
                       Total comprehensive income                                            38,056
   Common stock issued under employee benefit plans                                  763      1,282
   Cash dividends paid:
      Per common share of $0.40                                                             (15,743)
-----------------------------------------------------------------------------------------------------
Balance - June 30, 2002                                                         $      -   $517,131
-----------------------------------------------------------------------------------------------------

ACCOUNTING POLICIES

     The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2002 and 2001.

     During the second quarter, managenment revised it's policy for evaluating loans for impairment. Previously all commercial loans greater than $100 were evaluated for impairment. Currently, only commercial loans greater than $250 will be evaluated for impairment.

     Except as noted above, the accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 38 through 40 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
The amortized costs and fair values of securities are as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                              June 30, 2002                     December 31, 2001
                                                    ---------------------------------   ------------------------------------------
                                                      Amortized cost      Fair value      Amortized cost         Fair value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury                                        $   11,199        $   11,294        $    1,201           $    1,302
   U.S. Government agencies                                 78,577            79,780            86,329               88,289
   State & municipal                                        51,003            52,531            63,334               64,712
   Mortgage-backed                                         823,845           844,996           799,266              808,981
   Corporates                                               12,302            12,948            20,073               20,844
   Equities                                                 34,764            36,973            33,373               35,185
----------------------------------------------------------------------------------------------------------------------------------
                                                         1,011,690         1,038,522         1,003,576            1,019,313
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   State & municipal                                         1,689             1,689             1,778                1,778
----------------------------------------------------------------------------------------------------------------------------------
                                                             1,689             1,689             1,778                1,778
----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                       $1,013,379        $1,040,211        $1,005,354           $1,021,091
----------------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income at June 30, 2002 and December 31, 2001, were as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                          June 30,                        December 31,
                                                              2002                                2001
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                 $  451,385                          $  434,780
Real estate - construction                                 408,191                             359,445
Real estate - mortgage                                   2,119,381                           1,963,094
Consumer                                                   339,317                             325,170
Leases                                                     418,904                             437,009
----------------------------------------------------------------------------------------------------------------------------------
      Total loans and leases                            $3,737,178                          $3,519,498
----------------------------------------------------------------------------------------------------------------------------------

Net investment in direct financing leases is as follows:
----------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                       $  205,292                          $  175,893
Estimated residual value of leases                         247,875                             299,433
Unearned income under lease contracts                      (34,263)                            (38,317)
----------------------------------------------------------------------------------------------------------------------------------
      Total leases                                      $  418,904                          $  437,009
----------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans as of June 30, 2002 and December 31, 2001, is presented as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                          June 30,                        December 31,
                                                              2002                                2001
----------------------------------------------------------------------------------------------------------------------------------
Impaired loans without a related reserve                $    5,475                          $    7,252
Impaired loans with a reserve                                3,143                               2,111
----------------------------------------------------------------------------------------------------------------------------------
      Total impaired loans                              $    8,618                          $    9,363
----------------------------------------------------------------------------------------------------------------------------------

Reserve for impaired loans                              $    1,300                          $      560
----------------------------------------------------------------------------------------------------------------------------------

An analysis of impaired loans for the three and six month periods ended June 30, 2002 and 2001 is presented as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months ended June 30,         Six Months ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                              2002              2001              2002                 2001
----------------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                       $    9,085        $   10,047        $    8,062           $   10,773
Interest income on impaired loans (cash-basis)                  18                98                58                  118

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BORROWINGS
------------------------------------------------------------------------------------------------------------------------------------
                                                                            June 30,                   December 31,
                                                                                2002                           2001
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings at June 30, 2002 and December 31, 2001, were as follows:
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                $210,575                        $158,140
Treasury tax and loan notes                                                   8,428                          11,663
------------------------------------------------------------------------------------------------------------------------------------
      Total short-term borrowings                                          $219,003                        $169,803
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Long-term debt at June 30, 2002 and December 31, 2001, was as follows:
------------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
      Term notes due July, 2003                                            $ 10,000                        $ 10,000
      Term notes due July, 2003                                               5,000                           5,000
      Term notes due July, 2004                                               5,000                           5,000
Parent:
      Senior notes due February, 2003                                        35,000                          35,000
      Subordinated notes due February, 2005                                  50,000                          50,000
------------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt                                                 $105,000                        $105,000
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS-PER-SHARE
------------------------------------------------------------------------------------------------------------------------------------
The following tables sets forth the calculation of basic and diluted earnings per share for the three months ended and six months ended June 30, 2002 and 2001:
------------------------------------------------------------------------------------------------------------------------------------
                                                                       For the three months ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                               2002                                     2001
                                          ------------------------------------------ -----------------------------------------------
                                                                           Per Share                                     Per Share
                                               Income         Shares         Amount           Income         Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders       $15,619         39,398          $0.40          $14,208         39,224        $0.36

Effect of Diluted Securities:
Stock options outstanding                                        493                                            270
                                                            --------                                       --------

Diluted Earnings per Share:
Income available to common stockholders
      and assuming conversion                 $15,619         39,891          $0.39          $14,208         39,494        $0.36
------------------------------------------------------------------------------------------------------------------------------------

                                          ------------------------------------------------------------------------------------------
                                                                        For the six months ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                               2002                                     2001
                                          ------------------------------------------ -----------------------------------------------
                                                                           Per Share                                     Per Share
                                               Income         Shares         Amount           Income         Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
Income available to common stockholders       $30,439         39,373          $0.77          $26,704         39,223        $0.68

Effect of Diluted Securities:
Stock options outstanding                                        481                                            252
                                                            --------                                       --------

Diluted Earnings per Share:
Income available to common stockholders
      and assuming conversion                $30,439          39,854          $0.76          $26,704         39,475        $0.68
------------------------------------------------------------------------------------------------------------------------------------

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangibles acquired in a business combination. SFAS No. 142, which Susquehanna adopted on January 1, 2002, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized. Instead, it is tested for impairment at least annually. As of June 30, 2002, there was no impairment of goodwill. Other intangible assets continue to be amortized over their useful lives.

The gross carrying amount and accumulated amortization of identifiable intangible assets as of June 30, 2002 are as follows:

                                                                                   Gross
                                                                                Carrying                  Accumulated
                                                                                  Amount                 Amortization
                                                                          --------------           ------------------
Amortized intangible assets:
  Core deposit intangibles                                                       $ 5,874                       ($747)
  Favorable lease adjustments                                                        393                        (226)
---------------------------------------------------------------------------------------------------------------------
Total                                                                            $ 6,267                       ($973)
---------------------------------------------------------------------------------------------------------------------

Unamortized intangible assets:
  Goodwill                                                                       $54,396                         N/A
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
The following is the activity of the goodwill account since December 31, 2001:
---------------------------------------------------------------------------------------------------------------------

Goodwill, December 31, 2001                        $43,496

Purchase of The Addis Group                         10,900
---------------------------------------------------------------------------------------------------------------------
Goodwill, June 30, 2002                            $54,396
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
The following table sets forth the actual and estimated pre-tax amortization expense of amortized intangible assets:
---------------------------------------------------------------------------------------------------------------------

Aggregate Amortization Expense:
For the quarter ended June 30, 2002                                          $   158

Estimated Amortization Expense:
For the year ended December 31, 2002                                         $   632
For the year ended December 31, 2003                                             632
For the year ended December 31, 2004                                             632
For the year ended December 31, 2005                                             632
For the year ended December 31, 2006                                             632
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
The following table sets forth the net income, basic EPS and fully diluted EPS as adjusted to exclude goodwill amortization expense for the three months and six months ended June 30, 2002 and 2001:
---------------------------------------------------------------------------------------------------------
                                                Three Months Ended                  Six Months Ended
                                                2002          2001                2002            2001
---------------------------------------------------------------------------------------------------------
Reported net income                           $ 15,619      $ 14,208            $ 30,439        $ 26,704
Add back: Goodwill amortization                      -           777                   -           1,564
---------------------------------------------------------------------------------------------------------
Adjusted net income                           $ 15,619      $ 14,985            $ 30,439        $ 28,268
=========================================================================================================

Basic earnings per share:
Reported net income                           $   0.40      $   0.36            $   0.77        $   0.68
Goodwill amortization                                -      $   0.02                   -            0.04
---------------------------------------------------------------------------------------------------------
Adjusted net income                           $   0.40      $   0.38            $   0.77        $   0.72
=========================================================================================================

Diluted earnings per share:
Reported net income                           $   0.39      $   0.36            $   0.76        $   0.68
Goodwill amortization                                -      $   0.02                   -            0.04
---------------------------------------------------------------------------------------------------------
Adjusted net income                           $   0.39      $   0.38            $   0.76        $   0.72
=========================================================================================================

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

                              Results of Operations

Summary of 2002 Compared to 2001

         Susquehanna's net income for the second quarter of 2002 was $15.6 million, a 9.9% increase from net income of $14.2 million in the second quarter of 2001. For the first six months of 2002, net income increased 14.0% to $30.4 million from $26.7 million for the same period during 2001. During the second quarter of 2002, Susquehanna's margin and fee income continued to improve as they increased by 12.3% and 5.8%, respectively, from the second quarter of 2001 and fee income represented 31.9% of total revenues for the second quarter of 2002. The improvement in margin and fee income was offset by a 9.2% increase in operating expenses from second quarter 2001 to second quarter 2002. During the first six months of 2002, Susquehanna's margin and fee income increased by 10.5% and 9.9%, respectively, from the comparable period of 2001 and fee income represented 33.7% of total revenues for the first six months of 2002. This improvement in margin and fee income was offset by a 9.3% increase in operating expenses from the comparable period of 2001.

         Diluted earnings per share ("EPS") increased 8.3% from $0.36 per share for the second quarter of 2001 to $0.39 per share for the second quarter of 2002. Diluted EPS increased 11.8% for the six months ended June 30, 2002 to $0.76 from $0.68 for the same period in 2001. Return on average assets ("ROA") and return on average equity ("ROE") were 1.20% and 12.37%, respectively, in the second quarter of 2002 compared with 1.20% and 12.15%, respectively, in the second quarter of 2001. ROA and ROE were 1.19% and 12.24%, respectively, for the six months ended June 30, 2002 as compared to 1.14% and 11.67%, respectively, for the same period ended June 30, 2001.

         In June 2001, the Financial Accounting Standards Board adopted SFAS 142, Goodwill and Other Intangible Assets. Because of the adoption of SFAS 142, goodwill amortization ceased in 2002. Had the new rules been in effect last year, fully diluted earnings per share would have been $ 0.72 and net income would have been $28.3 million for the six months ended June 30, 2001, resulting in a 5.6% increase in diluted earnings per share and a 7.7% increase in net income for the first six months of 2002. Under the new rules, second quarter 2001 fully diluted earnings per share and net income would have been $0.38 and $15.0 million, respectively, resulting in increases of 2.6% and 4.2%, respectively, for the second quarter of 2002.

         Total assets at June 30, 2002 were $5.3 billion, compared with $4.9 billion at June 30, 2001. Loans of $3.7 billion at June 30, 2002 increased from $3.5 billion at June 30, 2001, while deposits increased from $3.3 billion at June 30, 2001 to $3.6 billion at June 30, 2002. Equity capital was $517 million at June 30, 2002, or $13.11 per share, compared to $474 million, or $12.06 per share, at June 30, 2001.

         The following discussion details the factors that contributed to these results.

Net Interest Income - Taxable Equivalent Basis

         Our major source of operating revenues is net interest income, which rose to a level of $47.8 million in the second quarter of 2002, compared to $42.5 million for the same period in 2001. For the six months ended June 30, 2002, net interest income was $92.2 million compared with $83.4 million for the same period of 2001. Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans and leases, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

         Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 68.1% for the quarter ended June 30, 2002, and was 66.7% for the quarter ended June 30, 2001, respectively. For the six month period ended June 30, 2002 and 2001, net interest income as a percentage of net interest income and other income was 66.3% and 66.7%, respectively.

         Net interest income for the second quarter 2002 increased $5.2 million compared to the second quarter of 2001. Average earning assets in the second quarter of 2002 increased $389 million over the same period in 2001, with average loans increasing $219 million, average investment securities increasing $214million, and lower yield short-term investments decreasing $44 million. Average interest-bearing liabilities increased $297 million with average interest-bearing deposits increasing $237 million. Non-interest bearing demand deposits increased $77 million in the second quarter of 2002 over the second quarter of 2001. These factors, coupled with the overall decline in interest rates, caused the net interest margin to improve to 4.08% in the second quarter of 2002 from 3.97% in the second quarter of 2001. The margin improvement is partially attributable to a 128 basis point decrease in the cost of funds, coupled with a decrease of only 102 basis points in the yield on earning assets.

         Net interest income for the six months ended June 30, 2002 increased $8.7 million compared to the same period in 2001. Average earning assets for the first six months of 2002 increased $345 million over the same period in 2001, with average loans increasing $169 million and average investment securities increasing $194 million. Average interest-bearing liabilities increased $264 million with average interest-bearing deposits increasing $216 million. Average non-interest bearing demand deposits increased $80 million for the first six months of 2002 compared with the first six months of 2001. This increased volume helped the net interest margin improve to 4.01% in the first six months of 2002 from 3.94% during the same period of 2001.

Actions by the Board of Governors of the Federal Reserve System to decrease interest rates primarily caused these basis point decreases.

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

         As illustrated in Table 3, the provision was $2.4 million in the second quarter of 2002, an increase of $0.6 million from the same period in 2001. Net charge-offs were $1.8 million for the three-month period ended June 30, 2002 versus $1.3 million in the corresponding three month period ended 2001. For the six months ended June 30, 2002, the provision was $4.7 million, an increase of $1.0 million from the $3.7 million provision for the first six months of 2001, while net charge-offs increased from $2.5 million in 2001 to $3.3 million in 2002.

         Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Despite the fact that interest rates have been lowered, a slowdown of economic growth could occur. Borrowers may experience difficulty and the level of non-performing loans and assets, charge-offs and delinquencies could rise and require further increases to the provision.

Other Income

         Non-interest income increased $1.2 million, or 5.8%, from $21.2 million in the second quarter of 2001, to $22.4 million in the second quarter of 2002. This quarter's increase resulted primarily from an increase in asset management fees at Valley Forge Asset Management Corp. (VFAM) and service charges on deposit accounts at our banking subsidiaries. Non-interest income increased $5.1 million, or 12.3%, from $41.7 million to $46.8 million for the six months ended June 30, 2002 and 2001, respectively. The six month improvement was primarily attributed to an increase in deposit service charges of $1.8 million, an increase in vehicle fees of $1.8 million at Boston Service Company, Inc., t/a Hann Financial Service Corp. (Hann), and an increase in asset management fees of $1.4 million at VFAM.

         Other income as a percentage of net interest income and other income, was 31.9% for the quarter ended June 30, 2002 compared with 33.3% for the comparable period of 2001. For the six months ended June 30, 2002 and 2001, other income as a percentage of net interest income and other income was 33.7% and 33.3%, respectively.

Other Expenses

         Total non-interest expenses increased $3.8 million from $41.2 million in the second quarter of 2001 to $45.1 million in the second quarter of 2002. For the six months ended June 30, 2002, total non-interest expenses increased $7.7 million to $90.2 million from $82.5 million during the same period in 2001. The quarter to quarter increase was primarily due to increases in salaries and benefits of 6.6%, or $1.2 million, and other expenses of 11.3%, or $1.4 million, with the increases consisting of professional fees, insurance, advertising, communications and software expenses. The increase in salaries and benefits was primarily due to normal annual salary increases, increased sales force and the addition of seven banking branches. Four of these branches were acquired from another institution, while three were newly developed branches. These additional branches also contributed to the increase in other expense. The six month increase was due to the same factors as noted above plus a $1.3 million increase in vehicle delivery and preparation expense due to increased volumes at Hann.

Income Taxes

         Susquehanna's effective tax rate decreased slightly to 31.0% for the second quarter and first six months of 2002 due to the adoption of SFAS 142 and the cessation of goodwill amortization.

                               Financial Condition

Risk Assets

         Table 2 shows a decrease in non-accrual loans and leases from $18.7 million at June 30, 2001 to $16.8 million at June 30, 2002. Loans past due 90 days or more and still accruing increased from $8.5 million at June 30, 2001 to $10.0 million at June 30, 2002. The percentage of non-performing assets to period-end loans and other real estate owned (OREO) decreased from .67% at June 30, 2001 to .53% at June 30, 2002. The percentage of loan loss reserve to non-performing loans at June 30, 2002 was 233% compared with 205% at June 30, 2001.

Capital Resources

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

     The minimum Tier I capital ratio is 4%; Susquehanna's ratio at June 30, 2002 was 10.3%. The minimum total capital (Tier I and II) ratio is 8%; Susquehanna's ratio at June 30, 2002 was 11.6%. The minimum leverage ratio is 4%; Susquehanna's leverage ratio at June 30, 2002 was 8.5%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered "well-capitalized" under regulatory guidelines.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis
-----------------------------------------------------------------------------------------------------------------------------------
                                                For the Three Month Period Ended                For the Three Month Period Ended
                                                         June 30, 2002                                 June 30, 2001
------------------------------------------------------------------------------------     ------------------------------------------
                                             Average                                          Average
(Dollars in thousands)                       Balance        Interest       Rate (%)           Balance       Interest       Rate (%)
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                    $   52,843      $    263         2.00            $   97,525      $  1,056       4.34
Investment securities:
      Taxable                                  958,583        13,833         5.79               724,971        11,403       6.31
      Tax - advantaged                          54,023           952         7.07                73,511         1,305       7.12
--------------------------------------------------------------------------------------------------------------------------------

   Total investment securities               1,012,606        14,785         5.86               798,482        12,708       6.38
--------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                3,645,093        65,110         7.16             3,430,843        70,953       8.30
      Tax - advantaged                          48,015           965         8.06                42,677           882       8.29
--------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                    3,693,108        66,075         7.18             3,473,520        71,835       8.30
--------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets              4,758,557      $ 81,122         6.84             4,369,527      $ 85,599       7.86
                                                         -------------------------                         ---------------------

Allowance for loan and lease losses            (39,155)                                         (38,501)
Other non - earning assets                     490,699                                          422,523
------------------------------------------------------                                     -------------

                 Total assets               $5,210,101                                       $4,753,549
------------------------------------------------------                                     -------------

Liabilities
Deposits:
      Interest - bearing demand             $  938,783      $  3,003         1.28            $  811,649      $  4,830       2.39
      Savings                                  467,067         1,103         0.95               421,301         1,703       1.62
      Time                                   1,619,017        16,386         4.06             1,554,427        21,537       5.56
Short - term borrowings                        195,226           796         1.64               213,688         2,175       4.08
FHLB borrowings                                600,568         7,419         4.95               348,472         4,692       5.40
Vehicle financing                              126,500         1,987         6.30               305,629         5,425       7.12
Long - term debt                               105,000         2,000         7.64               100,000         1,934       7.76
                                         -------------   ------------   ----------         -------------   ----------   --------

Total interest - bearing liabilities         4,052,161      $ 32,694         3.24             3,755,166      $ 42,296       4.52
                                                         -------------------------                         ---------------------
Demand deposits                                541,669                                          464,800
Other liabilities                              109,916                                           64,716
------------------------------------------------------                                     -------------

              Total liabilities              4,703,746                                        4,284,682
------------------------------------------------------                                     -------------

Equity                                         506,355                                          468,865
------------------------------------------------------                                     -------------

Total liabilities & stockholders' equity    $5,210,101                                       $4,753,547
------------------------------------------------------                                     -------------

Net interest income / yield on
      average earning assets                                $ 48,428         4.08                            $ 43,303       3.97
                                                         -------------------------                         -----------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                 For the Six Month Period Ended                 For the Six Month Period Ended
                                                         June 30, 2002                                    June 30, 2001
------------------------------------------------------------------------------------     -----------------------------------------
                                             Average                                          Average
(Dollars in thousands)                       Balance        Interest       Rate (%)           Balance       Interest       Rate (%)
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Short - term investments                    $   73,659      $    700         1.92            $   91,504      $  2,194       4.84
Investment securities:
      Taxable                                  954,078        27,116         5.73               742,047        23,596       6.41
      Tax - advantaged                          57,734         2,034         7.10                75,721         2,691       7.17
--------------------------------------------------------------------------------------------------------------------------------

   Total investment securities               1,011,812        29,150         5.81               817,768        26,287       6.48
--------------------------------------------------------------------------------------------------------------------------------
Loans and leases, (net):
      Taxable                                3,570,648       128,819         7.28             3,400,978       142,374       8.44
      Tax - advantaged                          45,985         1,854         8.13                46,969         2,020       8.67
--------------------------------------------------------------------------------------------------------------------------------

   Total loans and leases                    3,616,633       130,673         7.29             3,447,947       144,394       8.45
--------------------------------------------------------------------------------------------------------------------------------

Total interest - earning assets              4,702,104      $160,523         6.88             4,357,219      $172,875       8.00
                                                            ---------------------                            -------------------

Allowance for loan and lease losses            (38,701)                                         (38,046)
Other non - earning assets                     495,563                                          411,794
------------------------------------------------------                                   --------------

                 Total assets               $5,158,966                                       $4,730,967
------------------------------------------------------                                   --------------

Liabilities
Deposits:
      Interest - bearing demand             $  928,939      $  5,909         1.28            $  813,050      $ 10,647       2.64
      Savings                                  456,198         2,180         0.96               417,306         3,593       1.74
      Time                                   1,618,022        34,152         4.26             1,556,755        43,753       5.67
Short - term borrowings                        185,283         1,471         1.60               214,823         5,062       4.75
FHLB borrowings                                588,971        14,680         5.03               338,495         9,357       5.57
Vehicle financing                              142,156         4,593         6.52               320,464        11,482       7.23
Long - term debt                               105,000         3,993         7.67               100,000         3,884       7.83
                                          ------------      --------     --------        --------------      --------       ----

Total interest - bearing liabilities         4,024,569      $ 66,978         3.36             3,760,893      $ 87,778       4.71
                                                            ---------------------                            -------------------
Demand deposits                                529,135                                          449,111
Other liabilities                              103,827                                           59,363
------------------------------------------------------                                  ---------------

              Total liabilities              4,657,531                                        4,269,367
------------------------------------------------------                                  ---------------

Equity                                         501,435                                          461,602
------------------------------------------------------                                  ---------------

Total liabilities & stockholders' equity    $5,158,966                                       $4,730,969
------------------------------------------------------                                  ---------------

Net interest income / yield on
      average earning assets                                $ 93,545         4.01                            $ 85,097       3.94
                                                            ---------------------                            -------------------

    For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same baisis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS
-------------------------------------------------------------------------------------------------------------------------------

                                                            June 30                   December 31,                    June 30,
(Dollars in thousands)                                         2002                           2001                        2001
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming assets:
        Nonaccrual loans and leases                        $ 16,828                      $  15,516                    $ 18,696
        Restructured accrual loans                                0                              0                           0
        Other real estate owned                               3,174                          3,761                       4,824
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                 $ 20,002                      $  19,277                    $ 23,520
===============================================================================================================================

As a percent of period-end loans and leases and
        other real estate owned                                0.53%                          0.55%                       0.67%
Coverage ratio                                               232.64%                        242.96%                     205.43%
Loans and leases contractually
   past due 90 days and still accruing                     $  9,995                      $  11,498                    $  8,494

-------------------------------------------------------------------------------------------------------------------------------

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended June 30,    Six Months Ended June 30,
(Dollars in thousands)                                                    2002            2001           2002          2001
-------------------------------------------------------------------------------------------------------------------------------

Balance - Beginning of period                                          $   38,532      $   37,848    $   37,698     $   37,187
        Additions charged to operating expenses                             2,434           1,833         4,707          3,679
-------------------------------------------------------------------------------------------------------------------------------
                                                                           40,966          39,681        42,405         40,866
-------------------------------------------------------------------------------------------------------------------------------
        Charge-offs                                                        (2,425)         (1,960)       (4,427)        (3,545)
        Recoveries                                                            607             686         1,170          1,086
-------------------------------------------------------------------------------------------------------------------------------
              Net charge-offs                                              (1,818)         (1,274)       (3,257)        (2,459)
-------------------------------------------------------------------------------------------------------------------------------
Balance - Period end                                                   $   39,148      $   38,407    $   39,148     $   38,407
===============================================================================================================================

Net charge-offs as a percent of average loans and leases(annualized)         0.20%           0.15%         0.18%          0.14%
Allowance as a percent of period-end loans and leases                        1.05%           1.10%         1.05%          1.10%

Average loans and leases                                               $3,693,108      $3,473,520    $3,616,633     $3,447,947
Period-end loans and leases                                             3,737,178       3,481,729     3,737,178      3,481,729

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

         The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Only interest rate and liquidity risks are significant to Susquehanna.

Liquidity Risk

         Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity -- the ability to meet the cash requirements of its customers and other financial commitments -- is a fundamental aspect of Susquehanna's asset/liability management strategy. Susquehanna's policy of diversifying its funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2002, Susquehanna's subsidiary banks had unused lines of credit available to them from the Federal Home Loan Bank system totaling approximately $521 million.

         However, liquidity is not entirely dependent on increasing Susquehanna's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $51 million at June 30, 2002. These maturing investments represented 5% of total investment securities. Unrestricted short-term investments amounted to $19.7 million and represent additional sources of liquidity. Consequently, Susquehanna's exposure to liquidity risk is not considered significant.

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

         Periodic gap reports compare the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates. Management also utilizes an in-house simulation model that measures Susquehanna's exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates using one percent intervals.

         Susquehanna's policy, as approved by its Board of Directors, is for Susquehanna to experience no more than a 15% decline in net interest income and no more than a 30% decline in economic equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, Susquehanna was within the Board's policy limits.

         At June 30, 2002, Susquehanna continues to be an asset sensitive institution and should benefit from a rise in interest rates in the future, if that should occur.

Securitizations and Off-Balance Sheet Financings

         Background. Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. Automobile leases originated by Susquehanna's wholly-owned subsidiary, Boston Service Company, Inc. doing business as Hann Financial Service Corporation ("Hann") are financed primarily in four ways: securitization transactions; sale-leaseback transactions; agency arrangements with other financial institutions; and other sources of funds, including internally generated sources. Assets financed in the first three of these manners generally are not reflected on Susquehanna's consolidated balance sheet. As of June 30, 2002, Hann's off-balance sheet, managed portfolio was funded in the following manners: asset securitization transactions, $179 million; sale-leaseback transaction, $158 million; and agency arrangements, $641 million.

         In connection with the securitization transactions, Hann sells the beneficial interests in automobile leases and related vehicles at par to a wholly-owned, special purpose entity, or SPE. These transactions have been accounted for as sales under the guidelines of SFAS 140. The SPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows. As of June 30, 2002, the aggregate amount of all such recorded receivables was $6.3 million.

         Second Quarter 2002 Transaction. During the second quarter of 2002, Hann completed a new agency arrangement. In connection with that arrangement, Susquehanna entered into a Residual Interest Agreement which guarantees the performance of Auto Lenders Liquidation Center, Inc. (Auto Lenders) in its obligation to an agency client of Hann. Michael J. Wimmer, who was a member of Susquehanna's Board of Directors on June 30, 2002, along with his immediate family owns 100% of the outstanding equity interest of Auto Lenders. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey.

         In the event the agency client incurs any losses, cost and expenses as a result of any failure of Auto Lenders to perform in its obligation to remit to the agency client an amount equal to the full residual value of any leased vehicle within the agency client's portfolio, Susquehanna agrees to compensate the agency client for any final liquidation loss with respect to such leased vehicle. However, Susquehanna's liability is not to exceed 12% of the maximum aggregate residual value of all leases purchased by the agency client. At June 30, 2002, the total residual value amount related to this transaction was $13.6 million and the maximum obligation under the residual interest agreement at June 30, 2002, was $1.6 million.

         Summary of Susquehanna's Potential Exposure under All Off-Balance Sheet Transactions. Under the asset securitization transactions, Susquehanna has reimbursement obligations to lenders under letter of credit facilities if Auto Lenders breaches its obligations to the lenders. At June 30, 2002, Susquehanna would be obligated for up to $40.5 million under these facilities. Under the sale-leaseback transaction, Susquehanna must continue to maintain its investment grade senior unsecured long-term debt ratings. This rating provision can be cured by Susquehanna by obtaining a $33.9 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction. Under the agency arrangements, Susquehanna's maximum obligation at June 30, 2002 was $1.6 million.

PART II.    OTHER INFORMATION

Item 2.     CHANGES OF SECURITIES AND USE OF PROCEEDS

         On June 28, 2002, Susquehanna acquired all of the outstanding stock of The Addis Group, Inc., a property and casualty insurance brokerage located in King of Prussia, Pennsylvania. In connection with the acquisition, Susquehanna agreed to issue and sell $4,000,000 worth of its common stock to the shareholders of Addis, based on a per share price equal to the average closing price of the ten trading days prior to the date immediately preceeding the closing date, or $22.824 per share. Accordingly, on July 1, 2002, Susquehanna issued a total of 175,254 shares of its common stock to F. Scott Addis, William
D. Rhodes, III and Peter Unger (the shareholders of Addis). The shares are exempt from registration pursuant to Section 506 of the Securities Act of 1933, as amended.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Susquehanna's Annual Meeting of Shareholders was held on May 29, 2002. The following directors were elected to Susquehanna's board of directors Class of 2005 by the holders of Susquehanna common stock (the following details the voting results with respect to each director nominee, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-Voted)):

         Nominee                                              Common Stock
         -------                                              ------------

         C. William Hetzer, Jr.
                  For                                         33,005,433
                  Withhold/Abstain                               399,128
                  Not Present                                  5,965,095
                  Broker Non-Voted                               297,248

         Owen O. Freeman, Jr.

                  For                                         32,984,322
                  Withhold/Abstain                               420,239
                  Not Present                                  5,965,095
                  Broker Non-Voted                               297,248

         Guy W. Miller, Jr.

                  For                                         32,997,788
                  Withhold/Abstain                               406,773
                  Not Present                                  5,965,095
                  Broker Non-Voted                               297,248

         William J. Reuter

                  For                                         30,689,314
                  Withhold/Abstain                             2,715,247
                  Not Present                                  5,965,095
                  Broker Non-Voted                               297,248


         No other matters were submitted for shareholder action.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits. The Exhibits filed as part of this report are as follows:

            2.1 Stock Purchase Agreement by and among Susquehanna Bancshares, Inc., Susquehanna Acquisition, LLC, The Addis Group, Inc., F. Scott Addis, William D. Rhodes, III and Peter R. Unger, dated April 30, 2002, including the First Amendment to Stock Purchase Agreement, between the same parties, dated June 28, 2002. Schedules to this agreement and amendment are omitted. Pursuant to paragraph (2) of
            Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the Commission upon request.

            10.1 Residual Interest Agreement dated May 17, 2002 by and between Sovereign Bank and Susquehanna Bancshares, Inc.

            10.2 Purchase Agreement, dated as of June 29, 2001, between Boston Service Company, Inc. d/b/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc.

            10.3 Irrevocable Standby Letter of Credit No. 1, dated June 29, 2001, of Susquehanna Bancshares, Inc. for the account of HAL Warehouse Funding 2001 LLC, including Amendment No. 1 thereto.

            10.4 Purchase Agreement, dated as of March 11, 2002, between Boston Service Company, Inc. d/b/a/ Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc.

            10.5 Irrevocable Standby Letter of Credit No. 2, dated March 11, 2002, of Susquehanna Bancshares, Inc. in favor of Galleon Capital Corporation for the account of HAL Warehouse Funding 2002-LLC.

            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Report on Form 8-K. Susquehanna filed a Current Report on Form 8-K on May 3, 2002 regarding the execution of a definitive agreement by Susquehanna to purchase all of the outstanding stock of The Addis Group, Inc., a property and casualty insurance brokerage located in King of Prussia, Pennsylvania.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUSQUEHANNA BANCSHARES, INC.


August 13, 2002                         /s/ William J. Reuter
                                        ----------------------------------------
                                        William J. Reuter
                                        President and Chief Executive Officer

August 13, 2002                         /s/ Drew K. Hostetter
                                        ----------------------------------------
                                        Drew K. Hostetter
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Numbers                 Description and Method of Filing
---------------                 --------------------------------

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  2.1 Stock Purchase Agreement by and among Susquehanna Bancshares, Inc., Susquehanna Acquisition, LLC, The Addis Group, Inc. and F. Scott Addis, William D. Rhodes, III and Peter R. Unger, dated April 30, 2002, including the First Amendment to Stock Purchase Agreement, between the same parties, dated June 28, 2002. Schedules to this agreement and amendment are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the Commission upon request.

      (10)        Material Contracts.

                  10.1 Residual Interest Agreement dated May 17, 2002 by and between Sovereign Bank and Susquehanna Bancshares, Inc.

                  10.2 Purchase Agreement, dated as of June 29, 2001, between Boston Service Company, Inc. d/b/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc.

                  10.3 Irrevocable Standby Letter of Credit No. 1, dated June 29, 2001, of Susquehanna Bancshares, Inc. for the account of HAL Warehouse Funding 2001 LLC, including Amendment No. 1 thereto.

                  10.4 Purchase Agreement, dated as of March 11, 2002, between Boston Service Company, Inc. d/b/a/ Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc.

                  10.5 Irrevocable Standby Letter of Credit No. 2, dated March 11, 2002, of Susquehanna Bancshares, Inc. in favor of Galleon Capital Corporation for the account of HAL Warehouse Funding 2002-LLC.

      (99)        Additional Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.