Form 10-Q
period 2002-09-30
SUSQUEHANNA BANCSHARES INC
filed 2002-11-12
CIK 700863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                          to

Commission file number 0-10674

Susquehanna Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2201716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 North Cedar St., Lititz, Pennsylvania	17543
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 626-4721

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

39,618,218 shares of common stock, par value $2.00 per share, as of October 31, 2002

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

ASSETS
Cash and due from banks	$183,538	$149,233	$107,341
Short-term investments:
Restricted	31,665	41,584	41,251
Unrestricted	19,957	46,981	26,711

Total short-term investments	51,622	88,565	67,962

Investment securities available for sale, at fair value	1,082,175	1,019,313	1,031,212
Investment securities held to maturity, at amortized cost	3,641	1,778	1,822
(Fair values of $3,641; $1,778; and $1,822)
Loans and leases, net of unearned income	3,756,659	3,519,498	3,532,316
Less: Allowance for loan and lease losses	39,487	37,698	38,332

Net loans and leases	3,717,172	3,481,800	3,493,984

Premises and equipment (net)	59,877	60,063	57,968
Accrued income receivable	20,167	21,268	22,344
Bank-owned life insurance	124,564	120,174	118,530
Goodwill	54,865	43,946	40,852
Intangible assets with finite lives	5,155	5,172	2,234
Other assets	122,842	97,642	101,701

Total assets	$5,425,618	$5,088,954	$5,045,950

LIABILITIES
Deposits:
Demand	$573,494	$529,162	$484,712
Interest-bearing demand	1,037,214	915,080	809,747
Savings	461,725	435,959	419,526
Time	1,355,002	1,322,494	1,306,859
Time of $100 or more	337,655	281,636	290,988

Total deposits	3,765,090	3,484,331	3,311,832

Short-term borrowings	273,587	169,803	219,268
FHLB borrowings	546,869	570,580	560,739
Vehicle financing	59,463	171,462	261,851
Long-term debt	105,000	105,000	105,000
Accrued interest, taxes, and expenses payable	36,184	36,652	50,224
Other liabilities	111,367	57,590	47,239

Total liabilities	4,897,560	4,595,418	4,556,153

STOCKHOLDERS' EQUITY
Common stock
Authorized: 100,000,000 ($2.00 par value)
Issued: 39,614,548; 39,398,190; and 39,398,190, respectively	79,229	78,796	78,796
Surplus	62,164	57,986	57,769
Retained earnings	368,158	345,508	338,695
Accumulated other comprehensive income, net of taxes of $9,811; $6,928; and $8,510, respectively	18,507	12,009	15,805
Less: Treasury stock, (none; 54,115; and 89,900 common shares at cost, respectively)	0	763	1,268

Total stockholders' equity	528,058	493,536	489,797

Total liabilities and stockholders' equity	$5,425,618	$5,088,954	$5,045,950

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share)	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans and leases	$65,622	$71,111	$195,646	$214,798
Interest on investment securities: Taxable	12,572	14,016	39,688	37,612
Tax-exempt	587	801	1,909	2,550
Interest on short-term investments	347	755	1,047	2,949

Total interest income	79,128	86,683	238,290	257,909

INTEREST EXPENSE
Interest on deposits:
Interest-bearing demand	3,404	4,215	9,312	14,862
Savings	1,081	1,503	3,261	5,096
Time	16,293	20,885	50,445	64,637
Interest on short-term borrowings	945	1,932	2,417	6,994
Interest on FHLB borrowings	7,126	7,002	21,805	16,359
Interest on vehicle financing	1,090	5,269	5,684	16,751
Interest on long-term debt	2,002	1,951	5,995	5,835

Total interest expense	31,941	42,757	98,919	130,534

Net interest income	47,187	43,926	139,371	127,375
Provision for loan and lease losses	2,372	1,740	7,079	5,419

Net interest income after provision for loan and lease losses	44,815	42,186	132,292	121,956

OTHER INCOME
Service charges on deposit accounts	4,288	3,538	12,338	9,809
Vehicle origination and servicing fees	5,609	6,804	19,505	18,856
Merchant credit card fees	1,861	1,764	8,328	7,883
Asset management fees	2,353	2,513	7,326	6,115
Income from fiduciary-related activities	1,168	1,445	3,666	3,976
Gain on sale of loans and leases	1,490	605	3,629	3,562
Income from bank-owned life insurance	1,624	1,734	4,972	4,814
Commissions on insurance sales	1,816	0	1,816	0
Other operating income	2,808	2,121	8,117	7,219
Investment security gains/(losses)	643	272	788	272

Total other income	23,660	20,796	70,485	62,506

OTHER EXPENSES
Salaries and employee benefits	21,469	18,525	60,880	54,713
Net occupancy expense	3,103	2,805	9,278	8,565
Furniture and equipment expense	2,083	2,155	6,302	6,169
Amortization of intangible assets	157	894	483	2,653
Vehicle residual value expense	1,569	1,164	4,839	3,708
Vehicle delivery and preparation expense	2,541	1,128	6,149	3,456
Merchant credit card servicing expense	1,687	1,662	7,937	7,486
Other operating expenses	13,149	13,721	40,077	37,798

Total other expenses	45,758	42,054	135,945	124,548

Income before income taxes	22,717	20,928	66,832	59,914
Provision for income taxes	6,842	6,593	20,518	18,873

NET INCOME	$15,875	$14,335	$46,314	$41,041

Per share information:
Basic earnings	$0.40	$0.36	$1.17	$1.05
Diluted earnings	$0.40	$0.36	$1.16	$1.04
Cash dividends	$0.20	$0.19	$0.60	$0.57
Average shares outstanding: Basic	39,610	39,285	39,447	39,244
Diluted	40,030	39,732	39,907	39,555

The accompanying notes are an integral part of these financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Nine months ended September 30,	2002	2001

OPERATING ACTIVITIES:
Net income	$46,314	$41,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,336	9,407
Provision for loan and lease losses	7,079	5,419
(Gain)/loss on securities transactions	(788)	(272)
Gain on sale of loans	(3,629)	(5,314)
(Gain)/loss on sale of other real estate owned	(176)	(190)
Mortgage loans originated for resale	(83,154)	(82,037)
Sale of mortgage loans originated for resale	81,855	87,300
Leases acquired/originated for resale	(121,300)	(116,643)
Sale of leases acquired/originated for resale	123,000	118,392
Decrease in accrued interest receivable	1,101	4,431
Increase in accrued interest payable	(3,595)	(5,971)
Decrease in accrued expenses and taxes payable	3,127	13,813
Other, net	19,310	(19,102)

Net cash provided by operating activities	80,480	50,274

INVESTING ACTIVITIES:
Net decrease/(increase) in restricted short-term investments	9,919	(8,520)
Proceeds from the sale of available-for-sale securities	19,973	0
Proceeds from the maturity of investment securities	206,598	364,032
Purchase of available-for-sale securities	(281,325)	(474,075)
Purchase of held-to-maturity securities	(1,863)	0
Net increase in loans and leases	(240,777)	(107,469)
Net cash used in acquisitions	(7,000)	0
Capital expenditures	(5,267)	(3,217)

Net cash used for investing activities	(299,742)	(229,249)

FINANCING ACTIVITIES:
Net increase in deposits	280,759	62,819
Net increase in short-term borrowings	103,784	13,932
Net increase/(decrease) in FHLB borrowings	(23,711)	192,785
Net decrease in vehicle financing	(111,999)	(95,671)
Proceeds from issuance of long-term debt	0	5,000
Proceeds from issuance of common stock	1,375	1,123
Dividends paid	(23,665)	(22,366)

Net cash provided by financing activities	226,543	157,622

Net increase/(decrease) in cash and cash equivalents	7,281	(21,353)
Cash and cash equivalents at January 1	196,214	155,405

Cash and cash equivalents at September 30	$203,495	$134,052

Cash and cash equivalents:
Cash and due from banks	$183,538	$107,341
Unrestricted short-term investments	19,957	26,711

Cash and cash equivalents at September 30	$203,495	$134,052

The accompanying notes are an integral part of these financial statements.

Interest paid on deposits, short-term borrowings, and long-term debt was $102,514 and $89,670 in 2002 and 2001, respectively. An income tax refund of $9,015 was received in 2002 and income taxes of $117 were paid in 2001. Amounts transferred to other real estate owned were $3,253 in 2002 and $2,791 in 2001.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended September 30	COMMON STOCK	SURPLUS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL EQUITY

Balance - January 1, 2001	$78,796	$57,872	$320,020	$(757)	$(2,494)	$453,437
Comprehensive income:
Net income			41,041			41,041
Change in unrealized gain/(loss) on securities, net of taxes of $4,216 and reclassification adjustment of $272				16,562		16,562

Total comprehensive income			41,041	16,562		57,603
Common stock issued under employee benefit plans		(103)			1,226	1,123
Cash dividends paid:
Per common share of $0.57			(22,366)			(22,366)

Balance - September 30, 2001	$78,796	$57,769	$338,695	$15,805	$(1,268)	$489,797

Balance - January 1, 2002	$78,796	$57,986	$345,508	$12,009	$(763)	$493,536
Comprehensive income:
Net income			46,314			46,314
Change in unrealized gain/(loss) on securities, net of taxes of $2,886 and reclassification adjustment of $788				5,462		5,462
Unrealized gain on recorded interest in securitized assets, net of taxes of $36				1,036		1,036

Total comprehensive income			46,314	6,498		52,812
Common stock issued in acquisition	351	3,649				4,000
Common stock issued under employee benefit plans	82	529			763	1,374
Cash dividends paid:
Per common share of $0.60			(23,664)			(23,664)

Balance - September 30, 2002	$79,229	$62,164	$368,158	$18,507	$—	$528,058

ACCOUNTING POLICIES

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2002 and 2001.
During the second quarter, management revised it's policy for evaluating loans for impairment. Previously all commercial loans greater than $100 were evaluated for impairment. Currently, only commercial loans greater than $250 will be evaluated for impairment.
Except as noted above, the accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 38 through 40 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ACQUISITION

On June 28, 2002, Susquehanna completed the acquisition of The Addis Group, Inc. ("Addis"), an insurance brokerage located in King of Prussia, Pennsylvania, for $7.0 million in cash and $4.0 million in Susquehanna common stock. The acquisition was accounted for under the purchase method of accounting for business combinations. Goodwill of $10.9 million was realized in the acquisition. In this transaction, there are also contingent cash payments totaling $6.0 million. These contingent payments are based upon certain earnings targets and will be recorded as goodwill, if earned. No pro forma data is disclosed because the acquisition is not material to Susquehanna.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT SECURITIES

The amortized costs and fair values of securities are as follows:

	September 30, 2002		December 31, 2001
	Amortized cost	Fair value	Amortized cost	Fair value

Available-for-sale:
U.S. Treasury	$1,201	$1,311	$1,201	$1,302
U.S. Government agencies	149,289	150,144	86,329	88,289
State & municipal	46,008	47,560	63,334	64,712
Mortgage-backed	828,419	847,580	799,266	808,981
Corporates	0	0	20,073	20,844
Equities	33,140	35,580	33,373	35,185

	1,058,057	1,082,175	1,003,576	1,019,313

Held-to-maturity:
State & municipal	3,641	3,641	1,778	1,778

	3,641	3,641	1,778	1,778

Total investment securities	$1,061,698	$1,085,816	$1,005,354	$1,021,091

LOANS AND LEASES

Loans and leases, net of unearned income at September 30, 2002 and December 31, 2001, were as follows:

		September 30, 2002		December 31, 2001

Commercial, financial, and agricultural		$473,477		$434,780
Real estate — construction		423,905		359,445
Real estate — mortgage		2,174,978		1,963,094
Consumer		351,080		325,170
Leases		333,219		437,009

Total loans and leases		$3,756,659		$3,519,498

Net investment in direct financing leases is as follows:

Minimum lease payments receivable		$168,412		$175,893
Estimated residual value of leases		199,787		299,433
Unearned income under lease contracts		(34,980)		(38,317)

Total leases		$333,219		$437,009

An analysis of impaired loans as of September 30, 2002 and December 31, 2001, is presented as follows:

		September 30, 2002		December 31, 2001

Impaired loans without a related reserve		$6,134		$7,252
Impaired loans with a reserve		1,384		2,111

Total impaired loans		$7,518		$9,363

Reserve for impaired loans		$912		$560

An analysis of impaired loans for the three and nine month periods ended September 30, 2002 and 2001 is presented as follows:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Average balance of impaired loans	$5,529	$10,776	$7,218	$12,353
Interest income on impaired loans (cash-basis)	1	302	36	402

BORROWINGS

Short-term borrowings at September 30, 2002 and December 31, 2001, were as follows:

		September 30, 2002		December 31, 2001

Securities sold under repurchase agreements		$220,773		$158,140
Federal funds purchased		45,000		0
Treasury tax and loan notes		7,814		11,663

Total short-term borrowings		$273,587		$169,803

Long-term debt at September 30, 2002 and December 31, 2001, was as follows:

Subsidiaries:
Term notes due July, 2003 with interest at 6.09%		$10,000		$10,000
Term notes due July, 2003 with interest at 7.35%		5,000		5,000
Term notes due July, 2004 with interest at 4.48%		5,000		5,000
Parent:
Senior notes due February, 2003 with interest at 6.30%		35,000		35,000
Subordinated notes due February, 2005 with interest at 9.00%		50,000		50,000

Total long-term debt		$105,000		$105,000

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS-PER-SHARE
The following tables sets forth the calculation of basic and diluted earnings per share for the three months ended and nine months ended September 30, 2002 and 2001:

	For the three months ended September 30
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic Earnings per Share:
Income available to common stockholders	$15,875	39,610	$0.40	$14,335	39,285	$0.36
Effect of Diluted Securities:
Stock options outstanding		420			447

Diluted Earnings per Share:
Income available to common stockholders and assuming conversion	$15,875	40,030	$0.40	$14,335	39,732	$0.36

	For the nine months ended September 30
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic Earnings per Share:
Income available to common stockholders	$46,314	39,447	$1.17	$41,041	39,244	$1.05
Effect of Diluted Securities:
Stock options outstanding		460			311

Diluted Earnings per Share:
Income available to common stockholders and assuming conversion	$46,314	39,907	$1.16	$41,041	39,555	$1.04

SUBSEQUENT EVENT

On November 4, 2002, Susquehanna completed a private placement of $75 million aggregate principal amount of 6.05% Subordinated Notes due November 1, 2012. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The notes rank equally with Susquehanna's other subordinated indebtedness and are junior to its senior indebtedness. Susquehanna wil use the net proceeds of the offering to repay $50 million of maturing long-term senior indebtedness in 2003 and for general corporate purposes. The notes will qualify as Tier 2 capital, and their pre-tax cost to carry will be approximately $500,000 during the fourth quarter of 2002.

Susquehanna Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of identifiable intangible assets as of September 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$5,874	($888)
Favorable lease adjustments	393	(236)

Total	$6,267	($1,124)

Unamortized intangible assets:
Goodwill	$54,865	N/A

The following is the activity of the goodwill account since December 31, 2001:

Goodwill at December 31, 2001	$43,946
Purchase of The Addis Group, Inc.	10,919

Goodwill at September 30, 2002	$54,865

The following table sets forth the actual and estimated pre-tax amortization expense of amortized intangible assets:

Aggregate Amortization Expense:
For the quarter ended September 30, 2002	$152

Estimated Amortization Expense:
For the year ended December 31, 2002	$620
For the year ended December 31, 2003	608
For the year ended December 31, 2004	608
For the year ended December 31, 2005	608
For the year ended December 31, 2006	608

The following table sets forth the net income, basic EPS and diluted EPS as adjusted to exclude goodwill amortization expense for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001

Reported net income	$15,875	$14,335	$46,314	$41,041
Add back: Goodwill amortization	0	753	0	2,317

Adjusted net income	$15,875	$15,088	$46,314	$43,358

Basic earnings per share:
Reported net income	$0.40	$0.36	$1.17	$1.05
Goodwill amortization	0.00	0.02	0.00	0.06

Adjusted net income	$0.40	$0.38	$1.17	$1.11

Diluted earnings per share:
Reported net income	$0.40	$0.36	$1.16	$1.04
Goodwill amortization	0.00	0.02	0.00	0.06

Adjusted net income	$0.40	$0.38	$1.16	$1.10

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. (“Susquehanna”) is set forth below for the periods indicated.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas in which Susquehanna has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the loss of certain key officers; the inability to hedge certain risks economically; the adequacy of loss reserves; acquisitions or restructuring; technological changes; changes in consumer spending and saving habits and the success of Susquehanna in managing the risks involved in the foregoing.

The management of Susquehanna encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only “as of” the date made. Susquehanna does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

The following discussion and analysis, the purpose of which is to provide investors and others with information that Susquehanna’s management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

Results of Operations

On June 28, 2002, Susquehanna completed the acquisition of Addis for $7.0 million in cash and $4.0 million in Susquehanna common stock. The acquisition is accounted for under the purchase method of accounting for business combinations. Accordingly, the financial results of Addis are recorded prospectively.

Summary of 2002 Compared to 2001

Susquehanna’s net income for the third quarter of 2002 was $15.9 million, a 10.7% increase from net income of $14.3 million in the third quarter of 2001. For the first nine months of 2002, net income was $46.3 million, a 12.8% increase from net income of $41.0 million for the same period during 2001.

During the third quarter of 2002, Susquehanna’s net interest income and other income continued to improve as they increased by 7.4% and 13.8%, respectively, from the third quarter of 2001 and other income represented 33.4% of total revenues for the third quarter of 2002. Offsetting these improvements was an 8.8% increase in operating expenses from the third quarter 2001 to the third quarter 2002. For the first nine months of 2002, net interest income and other income increased by 9.4% and 12.8%, respectively, from the comparable period of 2001 and other income represented 33.6% of total revenues for the first nine months of 2002. Offsetting this improvement in net interest income and other income was a 9.2% increase in operating expenses from the comparable period of 2001.

Diluted earnings per share (“EPS”) increased 11.1% from $0.36 per share for the third quarter of 2001 to $0.40 per share for the third quarter of 2002. Diluted EPS increased 11.5% from $1.04 for the nine months ended September 30, 2001 to $1.16 for the same period in 2002. Return on average assets (“ROA”) and return on average equity (“ROE”) were 1.18% and 12.04%, respectively, in the third quarter of 2002 compared with 1.14% and 11.89%, respectively, in the third quarter of 2001. ROA and ROE were 1.19% and 12.17%, respectively, for the nine months ended September 30, 2002 as compared to 1.14% and 11.75%, respectively, for the same period ended September 30, 2001.

In June 2001, the Financial Accounting Standards Board adopted SFAS 142, Goodwill and Other Intangible Assets. Because of the adoption of SFAS 142, goodwill amortization ceased in 2002. Had the new rules been in effect last year, diluted EPS would have been $1.10 and net income would have been $43.4 million for the nine months ended September 30, 2001, resulting in a 5.5% increase in diluted EPS and a 6.8% increase in net income for the first nine months of 2002. Under the new rules, third quarter 2001 diluted EPS and net income would have been $0.38 and $15.1 million, respectively, resulting in an increase of 5.2% respectively, for each measure, for the third quarter of 2002.

Total assets at September 30, 2002 were $5.4 billion, compared with $5.0 billion at September 30, 2001. Loans increased from $3.5 billion at September 30, 2001 to $3.8 billion at September 30, 2002, while deposits increased from $3.3 billion at September 30, 2001 to $3.8 billion at September 30, 2002. Equity capital was $528 million at September 30, 2002, or $13.33 per share, compared to $490 million, or $12.46 per share, at September 30, 2001.

The following discussion details the factors that contributed to these results.

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which rose to a level of $47.2 million in the third quarter of 2002, compared to $43.9 million for the same period in 2001. For the nine months ended September 30, 2002, net interest income was $139.4 million compared with $127.4 million for the same period of 2001. Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans and leases, income from investment securities and income from short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on the assets and liabilities of Susquehanna. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 66.6% for the quarter ended September 30, 2002 and 67.9% for the quarter ended September 30, 2001. For the nine month period ended September 30, 2002 and 2001, net interest income as a percentage of net interest income and other income was 66.4% and 67.1%, respectively.

Net interest income for the third quarter of 2002 increased $3.3 million compared to the third quarter of 2001. Average earning assets in the third quarter of 2002 increased $245 million over the same period in 2001, with average loans increasing $257 million, average investment securities decreasing $9 million, and lower yielding short-term investments decreasing $3 million. Average interest-bearing liabilities increased $152 million with average interest-bearing deposits increasing $339 million and vehicle financing decreasing $217 million. Non-interest bearing demand deposits increased $75 million in the third quarter of 2002 over the third quarter of 2001. These volume changes helped the net interest margin to improve to 3.93% in the third quarter of 2002 from 3.87% in the third quarter of 2001. The margin improvement is also attributable to a 120 basis point decrease in the cost of funds, coupled with a decrease of only 101 basis points in the yield on earning assets as interest rates continued to decline.

Net interest income for the nine months ended September 30, 2002 increased $12.0 million compared to the same period in 2001. Average earning assets for the first nine months of 2002 increased $311 million over the same period in 2001, with average loans increasing $199 million and average investment securities increasing $126 million. Average interest-bearing liabilities increased $226 million with average interest-bearing deposits increasing $258 million. Average non-interest bearing demand deposits increased $78 million for the first nine months of 2002 when compared with the same period of 2001. These volume changes helped the net interest margin improve to 3.98% in the first nine months of 2002 from 3.91% during the same period of 2001. The margin improvement is also attributable to a 130 basis point decrease in the cost of funds, coupled with a decrease of only 108 basis points in the yield on earning assets as interest rates continued to decline.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled “Market Risks” below.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of inherent losses in the loan and lease portfolio. Susquehanna’s provision for loan and lease losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.

As illustrated in Table 3, the provision was $2.4 million in the third quarter of 2002, an increase of $0.6 million from the same period in 2001. Net charge-offs were $2.0 million for the three-month period ended September 30, 2002 versus $1.8 million in the corresponding three month period ended 2001. For the nine months ended September 30, 2002, the provision was $7.1 million, an increase of $1.7 million from the $5.4 million provision for the first nine months of 2001, while net charge-offs increased from $4.3 million in 2001 to $5.3 million in 2002.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information that is often subject to rapid change. As a result, we periodically review the loan and lease portfolios in light of the changing economy and the dynamics of the banking and regulatory environment. For example, despite the fact that interest rates have been lowered, a slowdown of economic growth could occur, which may result in borrowers experiencing difficulty in maintaining their loans. If this were the case, the level of non-performing loans and assets, charge-offs and delinquencies could rise and require further increases to the provision.

Other Income

Non-interest income increased $2.9 million, or 13.8%, from $20.8 million in the third quarter of 2001, to $23.7 million in the third quarter of 2002. This quarter’s increase resulted primarily from commissions on insurance sales from Addis. Other significant variances are a $0.9 million increase in gain on sale of loans and leases due to the sale of $41.0 million of vehicle leases into a warehouse facility in the third quarter of 2002 and an $0.8 million increase in service charges on deposit accounts. Offsetting these increases was a $1.2 million decline in vehicle origination and servicing fees due to reduced volume of new leases. Included in other operating income is a $0.3 million gain on the sale or transfer of Susquehanna’s merchant credit card services. We decided to sell or transfer the merchant credit card services because of small margins and significant risk in the travel industry. Consequently, merchant credit card fees and related servicing expense will decline to zero in the fourth quarter.

Non-interest income increased $8.0 million, or 12.8%, from $62.5 million for the nine months ended September 30, 2001 to $70.5 million for the nine months ended September 30, 2002. The nine month improvement was primarily attributed to an increase in deposit service charges of $2.5 million, commissions on insurance sales from Addis of $1.8 million, and an increase in asset management fees of $1.2 million at Valley Forge Asset Management Corp.

Other income as a percentage of net interest income and other income was 33.4% for the quarter ended September 30, 2002 compared with 32.1% for the comparable period of 2001. Other income as a percentage of net interest income and other income was 33.6% for the nine months ended September 30, 2002 and 32.9% for the comparable period in 2001.

Other Expenses

Total non-interest expenses increased $3.7 million from $42.1 million in the third quarter of 2001 to $45.8 million in the third quarter of 2002. Total non-interest expenses increased $11.4 million from $124.5 million for the nine months ended September 30, 2001 to $135.9 million during the same period in 2002.

The quarter to quarter increase was primarily due to increases in salaries and benefits expense of 15.9%, or $2.9 million, and vehicle delivery and preparation expense of 125.3%, or $1.4 million. The increase in salaries and benefits expense primarily was due to the acquisition of Addis, normal annual salary increases, an increased sales force and sales-related costs, and the addition of seven banking branches. Four of these branches were acquired from another institution, while three were newly developed branches. Vehicle delivery and preparation expenses increased at Hann Financial Service Corp. (“Hann”) due to Hann’s increased ability to remarket cars through retail channels rather than through auction, as well as volume increases. This increased retail ability keeps the residual value expense at lower levels as the retail sale of after-lease vehicles yields higher prices than those sold at auction. The nine month increase was due to the same factors as noted above plus a $2.3 million increase in other operating expenses due to increased marketing, advertising and other miscellaneous costs associated with growth.

Income Taxes

Susquehanna’s effective tax rate decreased to 30.1% for the third quarter and decreased to 30.7% for first nine months of 2002 due to the adoption of SFAS 142 and the cessation of goodwill amortization.

Financial Condition

Risk Assets

Table 2 shows a decrease in non-accrual loans and leases from $19.2 million at September 30, 2001 to $18.7 million at September 30, 2002. Loans past due 90 days or more and still accruing decreased from $10.5 million at September 30, 2001 to $10.1 million at September 30, 2002. The percentage of non-performing assets to period-end loans and other real estate owned (OREO) decreased from .65% at September 30, 2001 to .58% at September 30, 2002. The percentage of loan loss reserve to non-performing loans was 200% at September 30, 2001 compared with 211% at September 30, 2002.

Capital Resources

Capital elements for Susquehanna are segmented into two tiers. Tier 1 capital represents shareholders’ equity reduced by most intangible assets. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The minimum Tier 1 capital ratio is 4%; Susquehanna’s ratio at September 30, 2002 was 10.6%. The minimum total capital (Tier 1 and 2) ratio is 8%; Susquehanna’s ratio at September 30, 2002 was 11.9%. The minimum leverage ratio is 4%; Susquehanna’s leverage ratio at September 30, 2002 was 8.6%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended September 30, 2002			For the Three Month Period Ended September 30, 2001

(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)

Assets
Short - term investments	$72,220	$347	1.91	$75,688	$755	3.96
Investment securities:
Taxable	932,696	12,572	5.35	922,342	14,016	6.03
Tax - advantaged	50,584	903	7.08	69,809	1,232	7.00

Total investment securities	983,280	13,475	5.44	992,151	15,248	6.10

Loans and leases, (net):
Taxable	3,725,523	65,012	6.92	3,476,768	70,521	8.05
Tax - advantaged	49,197	938	7.56	40,690	908	8.85

Total loans and leases	3,774,720	65,950	6.93	3,517,458	71,429	8.06

Total interest - earning assets	4,830,220	$79,772	6.55	4,585,297	$87,432	7.56

Allowance for loan and lease losses	(39,995)			(38,900)
Other non - earning assets	527,029			431,791

Total assets	$5,317,254			$4,978,188

Liabilities
Deposits:
Interest - bearing demand	$1,003,663	$3,404	1.35	$806,493	$4,215	2.07
Savings	465,947	1,081	0.92	420,369	1,503	1.42
Time	1,669,547	16,293	3.87	1,573,179	20,884	5.27
Short - term borrowings	239,451	945	1.57	226,618	1,932	3.38
FHLB borrowings	551,419	7,126	5.13	539,487	7,002	5.15
Vehicle financing	78,071	1,090	5.54	294,937	5,269	7.09
Long - term debt	105,000	2,002	7.56	100,272	1,951	7.72

Total interest - bearing liabilities	4,113,098	$31,941	3.08	3,961,355	$42,756	4.28

Demand deposits	549,638			474,480
Other liabilities	131,626			64,177

Total liabilities	4,794,362			4,500,012

Equity	522,892			478,176

Total liabilities & stockholders' equity	$5,317,254			$4,978,188

Net interest income / yield on average earning assets		$47,831	3.93		$44,676	3.87

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries
TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (continued)

Interest rates and interest differential - taxable equivalent basis

	For the Nine Month Period Ended September 30, 2002			For the Nine Month Period Ended September 30, 2001

(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)

Assets
Short - term investments	$73,174	$1,047	1.91	$86,174	$2,949	4.58
Investment securities:
Taxable	946,872	39,688	5.60	802,805	37,612	6.26
Tax - advantaged	55,325	2,937	7.10	73,729	3,923	7.11

Total investment securities	1,002,197	42,625	5.69	876,534	41,535	6.34

Loans and leases, (net):
Taxable	3,622,841	193,831	7.15	3,426,520	212,896	8.31
Tax - advantaged	47,067	2,792	7.93	44,853	2,928	8.73

Total loans and leases	3,669,908	196,623	7.16	3,471,373	215,824	8.31

Total interest - earning assets	4,745,279	$240,295	6.77	4,434,081	$260,308	7.85

Allowance for loan and lease losses	(39,137)			(38,334)
Other non - earning assets	506,167			418,534

Total assets	$5,212,309			$4,814,281

Liabilities
Deposits:
Interest - bearing demand	$954,121	$9,312	1.30	$810,839	$14,862	2.45
Savings	459,483	3,261	0.95	418,338	5,096	1.63
Time	1,635,385	50,445	4.12	1,562,290	64,637	5.53
Short - term borrowings	203,538	2,417	1.59	218,799	6,994	4.27
FHLB borrowings	576,316	21,805	5.06	406,229	16,359	5.38
Vehicle financing	120,560	5,684	6.30	311,861	16,751	7.18
Long - term debt	105,000	5,995	7.63	100,092	5,835	7.79

Total interest - bearing liabilities	4,054,403	$98,919	3.26	3,828,448	$130,534	4.56

Demand deposits	536,045			457,660
Other liabilities	113,195			60,985

Total liabilities	4,703,643			4,347,093

Equity	508,666			467,188

Total liabilities & stockholders' equity	$5,212,309			$4,814,281

Net interest income / yield on average earning assets		$141,376	3.98		$129,774	3.91

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - RISK ASSETS

(Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Nonperforming assets:
Nonaccrual loans and leases	$18,684	$15,516	$19,211
Restructured accrual loans	0	0	0
Other real estate owned	3,194	3,761	3,860

Total nonperforming assets	$21,878	$19,277	$23,071

As a percent of period-end loans and leases and other real estate owned	0.58%	0.55%	0.65%
Coverage ratio	211.34%	242.96%	199.53%
Loans and leases contractually past due 90 days and still accruing	$10,146	$11,498	$10,531

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Balance - Beginning of period	$39,148	$38,407	$37,698	$37,187
Additions charged to operating expenses	2,372	1,740	7,079	5,419

	41,520	40,147	44,777	42,606

Charge-offs	(2,606)	(2,388)	(7,033)	(5,933)
Recoveries	573	573	1,743	1,659

Net charge-offs	(2,033)	(1,815)	(5,290)	(4,274)

Balance - Period end	$39,487	$38,332	$39,487	$38,332

Net charge-offs as a percent of average loans and leases (annualized)	0.21%	0.20%	0.19%	0.16%
Allowance as a percent of period-end loans and leases	1.05%	1.09%	1.05%	1.09%

Average loans and leases	$3,774,720	$3,517,458	$3,669,908	$3,471,373
Period-end loans and leases	3,756,659	3,532,316	3,756,659	3,532,316

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Only interest rate and liquidity risks are significant to Susquehanna.

Liquidity Risk

Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity — the ability to meet the cash requirements of its customers and other financial commitments — is a fundamental aspect of Susquehanna’s asset/liability management strategy. Susquehanna’s policy of diversifying its funding sources — purchased funds, repurchase agreements, and deposit accounts — allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2002, Susquehanna’s subsidiary banks had unused lines of credit available to them from the Federal Home Loan Bank system totaling approximately $523 million.

Liquidity, however, is not entirely dependent on increasing Susquehanna’s liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $103.7 million at September 30, 2002. These maturing investments represented 9.6% of total investment securities. Unrestricted short-term investments amounted to $20.0 million and represent additional sources of liquidity. Consequently, Susquehanna’s exposure to liquidity risk is not considered significant.

Interest Rate Risk

Closely related to the management of liquidity is the management of interest rate risk, which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. Management’s objective is to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, Susquehanna endeavors to maximize earnings in an environment of changing interest rates. However, there is a lag in maintaining the desired matching because the repricing of products occurs at varying time intervals.

Susquehanna employs a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups — fixed rate, floating rate and those which reprice only at management’s discretion — strategies are developed that are designed to minimize exposure to interest rate fluctuations. Management uses gap and interest rate shock analyses to evaluate interest rate sensitivity at a given point in time. Periodic gap reports compare the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates. Management also utilizes an in-house simulation model that measures Susquehanna’s exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates using one percent intervals.

Susquehanna’s policy, as approved by its Board of Directors, is for Susquehanna to experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, Susquehanna was within the Board’s approved guidelines.

At September 30, 2002, Susquehanna continues to be an asset sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, Susquehanna likely will experience compression in its net interest margin.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

Background. Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. Susquehanna’s wholly-owned subsidiary, Hann, holds the undivided beneficial interest in Hann Auto Trust, a Delaware statutory trust formed by Hann in 1997 (the “Origination Trust”). Automobile leases originated by the Origination Trust are financed primarily in four ways: asset securitization transactions; sale-leaseback transactions; agency arrangements with other financial institutions; and other sources of funds, including internally generated sources. Assets financed in the first three of these manners generally are not reflected on Susquehanna’s consolidated balance sheet. As of September 30, 2002, Hann’s off-balance sheet, managed portfolio was funded in the following manner: asset securitization transactions, $213 million; a sale-leaseback transaction, $163 million; and agency arrangements, $712 million. In comparison, as of September 30, 2002, Hann’s on-balance sheet, managed portfolio totaled $279 million.

In connection with the securitization transactions, Hann sells the beneficial interests in automobile leases and related vehicles originated by the Origination Trust at par to a wholly-owned, qualified special purpose entity, or QSPE. These transactions have been accounted for as sales under the guidelines of SFAS 140. The QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (a “PV Receivable”), which is subordinate to the rights of the QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment and interest rate risk. Further, although neither Hann nor Susquehanna has retained residual risk in the vehicle leases and related vehicles, in the event of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”), the residual value guarantor, the QSPE may suffer residual losses which would decrease the value of the PV Receivable recognized by Hann. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey. Michael J. Wimmer, the Chief Executive Officer of Hann and a former member of the Susquehanna Board of Directors, owns 100% of the outstanding equity interest of Auto Lenders. As of September 30, 2002, the aggregate amount of all such recorded PV Receivables in connection with Hann securitizations was $7.2 million.

Securitization Transactions. During the third quarter of 2002, Hann entered into a new revolving securitization transaction (the “third-quarter transaction”) and sold the beneficial interests in $41.0 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, the QSPE may purchase the beneficial interest in additional automobile leases and related vehicles from Hann. The QSPE finances the purchase by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (“lender”); however, the lender is not committed to make loans to the QSPE. Hann continues to service the sold portfolio and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The third-quarter transaction is accounted for as a sale under the guidelines of SFAS 140. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay Hann the servicing fee after satisfying all of its obligations to the lenders. Additionally, if there is an early amortization event under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

During the first quarter of 2002, Hann entered into a revolving securitization transaction (the “first-quarter transaction”) and, as of September 30, 2002, had sold the beneficial interests in $74.5 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, this QSPE may purchase the beneficial interest in additional automobile leases and related vehicles from Hann. The QSPE finances the purchase by borrowing funds in an amount up to $80.0 million from a non-related, asset-backed commercial paper issuer, as lender, under a committed facility (subject to the satisfaction of certain conditions to additional loans). Hann continues to service the sold portfolio and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. Like the third-quarter transaction, the first-quarter transaction is accounted for as a sale under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse in the first-quarter transaction for credit losses. However, Susquehanna has reimbursement obligations to the lender under a letter of credit in an amount up to $20.0 million if Auto Lenders breaches its obligations under the first-quarter transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles.

The debt issued in each of the first-quarter transaction and the third-quarter transaction bears a floating rate of interest. In the third-quarter transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents. In the first-quarter transaction, the lender may enter into an interest rate hedge agreement at the expense of the QSPE if the amount on deposit in a yield supplement account is less than a targeted balance which takes into account the current market swap rate.

The transaction documents for each of the first-quarter transaction and the third-quarter transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. Further, with respect to the first-quarter transaction, the occurrence of certain negative events not directly related to the QSPE (such as the imposition of a tax or ERISA lien on Hann’s assets, the entry of a large uninsured judgment against Hann or the bankruptcy of Susquehanna, Hann or Auto Lenders) will be an event of default under the related loan agreement.

The initial recorded PV Receivable for the third-quarter transaction was $0.9 million and the amount of this PV Receivable at September 30, 2002 was $0.9 million. The initial recorded PV Receivable for the first-quarter transaction was $1.8 million and the amount of this PV Receivable at September 30, 2002 was $2.4 million. The aggregate amount of all recorded PV Receivables for all securitization transactions at September 30, 2002 was $7.2 million.

Agency Agreements. During the second quarter of 2002, Hann entered into a new agency arrangement. In connection with that arrangement, Susquehanna entered into a Residual Interest Agreement under which it guarantees the performance of Auto Lenders of its obligations to the new agency client. Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the expiration of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, cost or expense as a result of any failure of Auto Lenders to perform this purchase obligation, Susquehanna will compensate the agency client for any final liquidation loss with respect to such leased vehicle. However, Susquehanna’s liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At September 30, 2002, the total residual value of the vehicles in the portfolio for this transaction was $24.2 million and Susquehanna’s maximum obligation under the Residual Interest Agreement at September 30, 2002, was $2.9 million.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of September 30, 2002. Under certain asset securitization transactions (including the first-quarter transaction discussed above), Susquehanna has reimbursement obligations to lenders under letter of credit facilities if Auto Lenders breaches its obligations under the securitization transactions to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At September 30, 2002, Susquehanna would be obligated to make payments in an amount up to $40.5 million under these letters of credit upon a breach by Auto Lenders.

Under an existing sale-leaseback transaction, Susquehanna guarantees certain obligations of the lessee, which is a wholly-owned special purpose subsidiary of Hann. If Susquehanna fails to maintain its investment grade senior unsecured long-term debt ratings, then it must obtain a $34.1 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee.

Under the agency arrangements, Susquehanna’s maximum obligation at September 30, 2002 was $2.9 million.

Item 4

CONTROLS AND PROCEDURES

Susquehanna’s Chief Executive Officer and Chief Financial Officer evaluated Susquehanna’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) on November 4, 2002. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

There were no significant changes in Susquehanna’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1 Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.1

10.2 Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.2.

10.3 Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.3

10.4 Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.4

99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)	Reports on Form 8-K.

(i) On July 1, 2002, the Registrant filed a report on Form 8-K regarding its acquisition of all of the outstanding stock of The Addis Group, Inc., a property and casualty insurance brokerage located in King of Prussia, Pennsylvania.

(ii) On September 20, 2002, the Registrant filed a report on Form 8-K regarding the announcement of the appointment of Bruce A. Hepburn and M. Zev Rose to its board of directors, effective September 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 12, 2002	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 12, 2002	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, William J. Reuter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Susquehanna Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ William J. Reuter
William J. Reuter
Chairman of the Board, President and Chief Executive
Officer

CERTIFICATIONS (continued)

I, Drew K. Hostetter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Susquehanna Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

(10)	Material Contracts

10.1	Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.1

10.2	Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.2

10.3	Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.3

10.4	Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002 is attached hereto as Exhibit 10.4

(99)	Additional Exhibits

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements