Form 10-K
period 2002-12-31
SUSQUEHANNA BANCSHARES INC
filed 2003-03-26
CIK 700863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

common stock, par value $2.00 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).    Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $815,048,200 as of June 28, 2002, based upon the closing price quoted on the Nadsaq National Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 28, 2003, was 39,674,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2003, are incorporated by reference into Part III of this Annual Report.

AVAILABILITY OF INFORMATION

Susquehanna’s Web site is located at www.susqbanc.com. We make available, free of charge, through our Web site, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1.     BUSINESS

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to eight commercial banks, we operate a trust and investment company, an asset management company, a property and casualty insurance brokerage company, and a vehicle leasing company. As of December 31, 2002, we had total assets of $5.5 billion, consolidated net loans and leases of $3.8 billion, deposits of $3.8 billion, and shareholders’ equity of $533.9 million.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543; our telephone number is (717) 626-4721. Our stock is traded on the Nasdaq National Market under the symbol SUSQ.

As a financial holding company with operations in multiple states, we manage our subsidiaries on a local community basis, which allows each subsidiary operating in different markets to retain its name and board of directors. We believe that this approach differentiates us from other large competitors because it gives our subsidiaries greater flexibility to better serve their markets and increase responsiveness to the needs of local customers. We continue, however, to implement consolidations in selected lines of business, operations, and support functions in order to achieve greater economies of scale and cost savings. We also provide our banking subsidiaries guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management, and other financial and administrative services.

The following table sets forth information for the year ended December 31, 2002, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Dollars in thousands
Subsidiary	Assets	Percent of Total	Revenues[1]	Percent of Total	Net Income	Percent of Total
Central Pennsylvania:
Farmers First Bank	$1,550,538	28.0%	$71,056	25.3%	$22,176	35.9%
First Susquehanna Bank & Trust	366,560	6.6	15,662	5.6	4,521	7.4
WNB Bank	303,301	5.5	15,410	5.5	5,074	8.2
Suburban Philadelphia and Southern New Jersey:
Equity Bank[2]	716,932	12.9	37,525	13.3	8,171	13.2
Suburban Baltimore and Central Maryland:
Susquehanna Bank	1,264,550	22.8	41,752	14.8	9,673	15.7
Western Maryland and Southwestern Pennsylvania:
Farmers and Merchants Bank & Trust	811,448	14.6	36,162	12.9	7,467	12.1
Citizens Bank of Southern Pennsylvania	251,612	4.5	10,643	3.8	2,216	3.6
First American Bank of Pennsylvania	205,374	3.7	8,743	3.1	2,295	3.7
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	2,693	0.1	5,181	1.8	56	0.1
Valley Forge Asset Management Corp	19,506	0.4	8,433	3.0	1,393	2.3
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	409,371	7.4	31,735	11.3	3,247	5.3
The Addis Group, Inc.[3]	18,952	0.3	3,453	1.2	521	0.8
Consolidation adjustments and other non-bank subsidiaries	(376,190)	(6.8)	(4,365)	(1.6)	(5,089)	(8.3)

Total	$5,544,647	100.0%	$281,390	100.0%	$61,721	100.0%

[1]	Revenue equals net interest income and other income.
[2]	Includes the results of our subsidiary Founders’ Bank, which was merged into Equity Bank on August 2, 2002.
[3]	The Addis Group, Inc. was acquired on June 28, 2002. On an annualized basis, The Addis Group, Inc. had revenue in excess of $5 million.

As of December 31, 2002, non-interest income represented 33% of our total revenue. Core banking contributed 52% of the total and non-bank affiliates 48%.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.20% of total loans and leases.

As of December 31, 2002, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

Dollars in thousands
Commercial, financial, and agricultural	$478,181	12.5%
Real estate—construction	456,663	11.9
Real estate secured—residential	1,246,939	32.5
Real estate secured—commercial	988,633	25.8
Consumer	343,537	9.0
Leases	317,000	8.3

Total loans and leases	$3,830,953	100.0%

Market Area

Our Bank Subsidiaries.    Farmers First Bank, First Susquehanna Bank & Trust, and WNB Bank operate primarily in the central Pennsylvania market area, which is comprised of York, Lancaster, Snyder, Union, Lycoming, Columbia, and Northumberland counties. Equity Bank operates primarily in the suburban Philadelphia and southern New Jersey market area, which is comprised of Chester, Delaware, Montgomery, and Philadelphia counties in Pennsylvania and Gloucester, Burlington, and Camden counties in New Jersey. Susquehanna Bank operates primarily in the suburban Baltimore and central Maryland market area, which is comprised of the City of Baltimore and the counties of Harford, Baltimore, Anne Arundel, Howard, and Carroll. Farmers & Merchants Bank and Trust, Citizens Bank of Southern Pennsylvania and First American Bank of Pennsylvania operate primarily in the western Maryland and southwestern Pennsylvania market area, which is comprised of Garret, Allegany, and Washington counties in Maryland, Berkeley and Jefferson counties in West Virginia, and Bedford, Blair, and Franklin counties in Pennsylvania.

As of December 31, 2002, core deposits funded 71% of our lending and investing activities. The chart below reflects the total assets, loans, and deposits of our banking operations in each of our primary markets as of December 31, 2002:

Dollars in thousands	Assets	Percent of Total	Loans	Percent of Total	Deposits	Percent of Total
Central Pennsylvania	$2,220,399	40.6%	$1,557,588	40.7%	$1,517,489	39.5%
Suburban Philadelphia and Southern New Jersey	716,932	13.1	460,704	12.1	601,145	15.7
Suburban Baltimore and Central Maryland	1,264,550	23.1	995,284	26.1	766,432	19.9
Western Maryland and Southwestern Pennsylvania	1,268,434	23.2	806,844	21.1	956,877	24.9

Total	$5,470,315	100.0%	$3,820,420	100.0%	$3,841,943	100.0%

Our Non-bank Subsidiaries.    Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as our bank subsidiaries. The Addis Group, Inc. operates primarily in southeastern Pennsylvania, southern New Jersey, and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, eastern Pennsylvania, and southeastern New York.

While conditions in our market area are presently stable, a variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, war, or political instability), may affect such stability, both in our markets as well as national markets. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

Products and Services

Our Bank Subsidiaries.    Our commercial bank subsidiaries operate as an extensive branch network and maintain a strong market presence in our primary markets. They provide a wide range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposits, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans, personal loans, and internet banking services. They also provide a wide range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services.

Our Nonbank Subsidiaries.    Our nonbank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, Inc., acquired in 2002, provides commercial, personal property, and casualty insurance and risk management programs, for medium- and large-sized companies. Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank, provides traditional trust and custodial services, and acts as administrator, executor, guardian, and managing agent for individuals, businesses, and non-profit entities. Valley Forge Asset Management Corp., acquired in 2000, offers investment advisory, asset management, and brokerage services for institutional and high-net-worth individual clients. Boston Service Company, Inc. (t/a Hann Financial Service Corp.), acquired in 2000, provides comprehensive consumer vehicle financing services.

Our Long-Term Strategy

General.    We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships by cross-selling a comprehensive range of financial services and products by a highly trained and motivated employee sales force. In 2002, we implemented a long-term strategic plan to create shareholder value. Its three main components are:

•	growing our business profitably;
•	developing our sales culture; and
•	focusing on risk management.

Integrated into our strategic plan under these components are various companywide initiatives we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications, and organizational structure.

2002 Strategic Results.    A summary of our 2002 strategic results is as follows:

GROWING OUR BUSINESS PROFITABLY.    In 2002, the strategic goal of acquiring an insurance affiliate to serve as a foundation agency for future growth in the insurance market, as well as broaden our product and service offerings, was realized with the acquisition of The Addis Group, Inc. in June. Headquartered in King of Prussia, Pennsylvania, The Addis Group services over 1,500 customers and specializes in designing commercial and personal property and casualty insurance and risk management programs for medium- and large-sized companies, primarily in the mid-Atlantic states.

During the third quarter of 2002, we implemented check imaging throughout our bank subsidiaries. This allows for additional operational efficiencies and faster customer service. Branch and call center personnel can now easily and promptly deliver check images to customers within seconds of requests. Customers receive check images on statements, allowing for more convenient and space-efficient storage of personal records.

During mid 2002, we launched a technology project that includes standardization of software, centralized directory and servers, and server-based computing. The project touches on almost every aspect of our computing technology, such as improving our internet connectivity, remote access, increased security and monitoring solutions, better business continuity capabilities, and enhancements to our “intranet,” a proprietary internal Web site used by our employees for a wide range of daily work activities and corporate communications. Deployment to most bank locations was initiated by the end of 2002, and will continue with our bank and non-bank subsidiaries in 2003.

SALES CULTURE.    Another integral part of our strategic plan in 2002 was to improve our core bank performance by continuing our emphasis on building a sales culture throughout our bank subsidiaries. With a focused effort on training our employees, we achieved significant results. Deposits at December 31, 2002, increased 10% over December 31, 2001, rising from $3.5 billion to $3.8 billion year over year. Loans and leases rose to $3.8 billion at December 31, 2002, an increase of 9% over December 31, 2001. Bank originated loans increased 13% year over year. From January 2001, when we began to develop our sales culture through teamwork, mentoring, and awards to employees who exceed established goals set by management, our retail cross-sell ratio has grown from 1.63 to 2.80 at December 31, 2002.

RISK MANAGEMENT.    The risk management component of our long-term strategy means we are committed to identifying, controlling, and minimizing risk through our business operations. During 2002, we appointed a risk management officer to develop an ongoing enterprise risk management program. We also established an ongoing self-assessment process that allows management to better evaluate and control risk to benefit our operations. We also decided to exit the merchant services business in 2002 due to the potential charge back exposure related to several travel industry accounts in our portfolio. Because of the tragic events of September 11, 2001, third-party merchant processors consider travel companies “high risk.” We decided we did not want to retain the risk and sold the merchant services portfolio.

Mergers and Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies, and, in some instances, our shareholders.

While any future acquisition may occur in any market area, the four major growth corridors that we are focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprised of Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard, and Anne Arundel counties in Maryland;
•	the Greater Delaware Valley corridor, comprised of Chester, Montgomery, Delaware, and Bucks counties in Pennsylvania, the City of Philadelphia, and Gloucester, Camden, Burlington, and Mercer counties in New Jersey;
•	the Interstate 81 corridor, comprised of Franklin, Cumberland and Adams counties in Pennsylvania, Washington and Frederick counties in Maryland, and Berkeley and Jefferson counties in West Virginia; and
•	the contiguous market area that would fill in between our current bank subsidiaries.

We currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Employees

As of December 31, 2002, we had 1,733 full-time and 297 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services, and other banking-related and financial services. We are subject to competition from less heavily regulated entities such as brokerage firms, money market funds, credit unions, consumer finance and credit card companies, and other financial services companies.

The Gramm-Leach-Bliley Act has liberalized many of the regulatory restrictions previously imposed on our subsidiaries and on us. Further legislative proposals are pending or may be introduced which could further effect the financial services industry. It is not possible to assess whether any of such proposals will be enacted and, if enacted, what effect such a proposal would have on our competitive positions in our market place.

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, we and our bank subsidiaries compete with numerous super-regional institutions with significantly greater resources and assets which conduct banking business throughout the region.

Supervision and Regulation

General. We are a financial holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and are subject to regulation under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires prior approval of an acquisition of assets or of ownership or control of voting shares of any bank if the acquisition would give us more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that we may acquire.

Our bank subsidiaries are also subject to regulation and supervision. Farmers First Bank, Citizens Bank of Southern Pennsylvania, First Susquehanna Bank & Trust, First American Bank of Pennsylvania, and WNB Bank are all Pennsylvania state banks subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Equity Bank is a New Jersey state member bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Federal Reserve Board. Farmers & Merchants Bank and Trust and Susquehanna Bank are both Maryland state banks subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and

Regulation and the FDIC. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2002 consisted of providing our customers with banking, trust, and other financial products and services. These services include commercial banking through our eight subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, and brokerage services through Valley Forge Asset Management Corp., and property and casualty insurance brokerage services through The Addis Group, Inc. Of these activities, commercial banking activities accounted for 84.2% of our gross revenues in 2002 and 82.5% of our gross revenues in 2001.

Regulations governing our bank subsidiaries restrict extensions of credit by such institutions to Susquehanna and, with some exceptions, the other Susquehanna affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Susquehanna and such affiliates. These regulations also restrict investments by our bank subsidiaries in the stock or other securities of Susquehanna and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Susquehanna.

Our bank subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the Gramm-Leach-Bliley Act (the “GLB Act”). As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

The GLB Act also generally permits well-capitalized national banks and, if state law permits, well-capitalized state-chartered banks to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a non-bank subsidiary. State chartered banks in Pennsylvania, New Jersey, and Maryland are generally allowed to engage (with proper regulatory authority) in activities that are permitted to national banks.

As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision, and consolidated capital requirements of the Federal Reserve Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve our full flexibility as an FHC. However, as an FHC, Susquehanna (unlike traditional bank holding companies) is permitted to undertake several new types of activities and to acquire companies engaged in several additional kinds of activities, without prior Federal Reserve Board approval and with only notice afterward. To preserve our FHC status, we must ensure that all of our insured depository institution subsidiaries remain well capitalized and well managed for regulatory purposes and earn “satisfactory” or better ratings on their periodic Community Reinvestment Act (“CRA”) examinations.

An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances. If the Federal Reserve Board determines that any of the FHC’s subsidiary depository institutions are either not well capitalized or not well managed, it must notify the FHC. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the FHC to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to FHC bank holding companies.

The potential restrictions are different if the lapse pertains to the CRA requirement. In that case, until all the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional activities permissible under the GLB Act nor make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the GLB Act does not require divestiture for this type of situation.

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 capital”). The remainder of total capital (“Tier 2 capital”) may consist of perpetual debt securities, mandatory convertible debt securities, other hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized gains on equity securities.

At December 31, 2002, our Tier 1 capital ratio was 10.29%, and our total capital (i.e., Tier 1 plus Tier 2) ratio was 13.13%.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and, in some cases, more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to Susquehanna. At December 31, 2002, our leverage ratio was 8.60%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by their respective federal regulatory agencies. No such agency has advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to those institutions.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew, or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from making distributions without prior regulatory approval;
•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	restricting the interest rate the institution may pay on deposits;
•	prohibiting the institution from accepting deposits from correspondent banks; and
•	appointing a conservator or receiver for the institution, in the most severe cases.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2002, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Cross Guarantees. Our insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess “commonly controlled” depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Susquehanna as the common parent. While the FDIC’s cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Interstate Banking and Branching. Under the Pennsylvania Banking Code of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company, and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. The same Act generally permits the federal banking agencies to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania and West Virginia have enacted legislation authorizing such de novo branching by banks located in states offering reciprocal treatment to their institutions. Maryland and Ohio have as well, but without the reciprocity requirement. Delaware, New Jersey, and New York do not allow de novo branching by sister-state banks, and require that they enter the state through mergers of established institutions. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which we now operate.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted to strengthen the ability of the U.S. law enforcement and intelligence communities to work cohesively to combat terrorism. The Act requires financial institutions, including our bank and broker-dealer subsidiaries, to assist in the prevention, detection, and prosecution of money laundering and the financing of terrorism. The Act establishes standards to be followed by institutions in verifying client identification when accounts are opened and provides rules to promote cooperation among financial institutions, regulators, and law enforcement organizations in identifying parties that may be involved in terrorism or money laundering. Certain of the regulations under the Act are still pending, and we cannot predict the ultimate impact of the legislation. However, we believe that the additional cost to us of complying with the Act and its regulations is not likely to be material.

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have three other primary non-bank subsidiaries. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers (the “NASD”). It is also licensed with the securities commissions of various states. The Addis Group, Inc. is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 22 other states.

Privacy. Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have administrative, technical, and physical safeguards in place to ensure the security and confidentiality of customer records and information, to pro-

tect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act also requires institutions to furnish consumers, at the outset of the relationship and annually thereafter, written disclosures concerning the institution’s privacy policies.

Future Legislation. Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change banking statutes and our operating environment or that of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon our financial condition or results of operations.

National Monetary Policy. In addition to being affected by general economic conditions, the earnings and growth of Susquehanna and our subsidiaries are affected by the policies of regulatory authorities, including the Federal Reserve Board, the FDIC, the SEC, the NASD, and state agencies. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.

Executive Officers

The executive officers of Susquehanna, their ages, and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	53	Chairman of the Board, President, and Chief Executive Officer
Gregory A. Duncan	47	Executive Vice President and Chief Operating Officer
Drew K. Hostetter	48	Executive Vice President, Treasurer, and Chief Financial Officer
Edward Balderston, Jr.	55	Senior Vice President and Group Executive
David D. Keim	54	Senior Vice President and Chief Risk and Credit Officer
Michael M. Quick	54	Vice President and Group Executive
James G. Pierné	51	Vice President and Group Executive
Peter J. Sahd	43	Vice President and Group Executive
William T. Belden	53	Vice President and Group Executive
Rodney A. Lefever	36	Vice President and Chief Technology Officer
Charles W. Luppert	61	Vice President

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001 and President since January 2000. From January 1998 until he was named President, he was Senior Vice President. He has also been Chairman of the Board of Farmers First Bank since March 2001 and a Director of Boston Service Company, Inc. (t/a Hann Financial Service Corp) since February 2000, Valley Forge Asset Management Corp. since March 2000, and The Addis Group, Inc. since September 2002.

Gregory A. Duncan was appointed Chief Operating Officer in May 2001 and Executive Vice President in January 2000. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President—Administration.

Drew K. Hostetter was appointed Executive Vice President in May 2001 and has been Treasurer and Chief Financial Officer since 1998. From January 2000 until his appointment as Executive Vice President, he was Senior Vice President.

Edward Balderston, Jr., was appointed Senior Vice President and Group Executive in May 2001. From May 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President in Charge of Marketing and Human Resources.

David D. Keim was appointed Senior Vice President and Chief Risk and Credit Officer in April 2002. From May 2001 until his appointment as Senior Vice President and Chief Risk and Credit Officer, he was Senior Vice President and Group Executive. From April 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President.

Michael M. Quick was appointed Chairman and Chief Executive Officer of Equity Bank in August 2002 and appointed Vice President and Group Executive of Susquehanna in May 2001. From March 1998 until his appointment as Vice President and Group Executive, he was President and Chief Executive Officer of Equity Bank.

James G. Pierné was appointed as Chairman, President, and Chief Executive Officer of Farmers & Merchants Bank and Trust in March 2002 and as Vice President and Group Executive of Susquehanna in May 2001. He also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust from March 2000 to March 2002. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

Peter J. Sahd was appointed as Vice President and Group Executive in May 2001. From April 1999 until his appointment as Vice President and Group Executive, he was Director—Alternative Delivery Services. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank from August 1994 until April 1999.

William T. Belden was appointed Vice President and Group Executive in December 2001 and Chief Executive Officer of Farmers First Bank in March 1999. From 1995 until his appointment as Chief Executive Officer, he was President and Chief Operating Officer of Farmers First Bank.

Rodney A. Lefever was appointed Vice President and Chief Technology Officer in May 2002. From April 2001 until his appointment as Vice President and Chief Technology Officer, he was Chief Technology Officer. Prior to joining Susquehanna, he served as Director, Earthlink Everywhere, Earthlink, Inc. from September 2000 until April 2001, as the President of New Business Development, OneMain.com Inc. from December 1999 until September 2000 and the President of D&E Supernet (and its predecessors) from March 1995 until December 1999.

Charles W. Luppert is also the Principal Executive Officer of WNB Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years.

There are no family relationships among the executive officers of Susquehanna. The executive officers are elected or appointed by the Board of Directors of Susquehanna and serve until the appointment or election and qualification of their successor or their death, resignation, or removal. There are no arrangements or understandings between any of them and any other person pursuant to which any of them was selected as an officer of Susquehanna.

Item 2.     PROPERTIES

Susquehanna reimburses its subsidiaries for space and services utilized. It also leases office space located at:

•	Topflight Airpark, Showalter Road, Hagerstown, Maryland, for its loan servicing center;
•	701 South Broad Street, Lititz, Pennsylvania, for its Audit and Loan Review departments; and
•	17 East Main Street, Lititz, Pennsylvania, for its Marketing, Training, and Human Resources departments.

Our bank subsidiaries operate 144 branches and 24 free-standing automated teller machines. They own 83 of the branches and lease the remaining 61. Eight additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2002, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive offices)
Farmers First Bank	9 East Main Street Lititz, Pennsylvania	Owned	41 banking offices in Lancaster and York counties, Pennsylvania

Citizens Bank of Southern Pennsylvania	35 North Carlisle Street Greencastle, Pennsylvania	Owned	7 banking offices in Franklin County, Pennsylvania

First Susquehanna Bank & Trust	400 Market Street Sunbury, Pennsylvania	Owned	12 banking offices in Northumberland, Snyder, Columbia, and Union counties, Pennsylvania

WNB Bank	329 Pine Street Williamsport, Pennsylvania	Owned	7 banking offices in Lycoming County, Pennsylvania

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive offices)
Farmers & Merchants Bank and Trust	59 West Washington Street Hagerstown, Maryland	Owned	33 banking offices in Washington, Allegany, and Garrett counties, Maryland and Jefferson and Berkeley counties, West Virginia

Susquehanna Bank	100 West Road Towson, Maryland	Leased	21 banking offices located in Baltimore City and Baltimore, Harford, Howard, Anne Arundel, Carroll, and Worcester counties, Maryland

First American Bank of Pennsylvania	140 East Main Street Everett, Pennsylvania	Owned	6 banking offices in Bedford and Blair counties, Pennsylvania

Equity Bank	8000 Sagemore Drive Suite 8101 Marlton, New Jersey	Leased	17 banking offices in Camden, Gloucester, and Burlington counties, New Jersey, and Montgomery, Chester, and Delaware counties, Pennsylvania

As of December 31, 2002, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive offices)
Susquehanna Trust & Investment Company	26 North Cedar Street Lititz, Pennsylvania	Leased	6 offices in Franklin, Lancaster, Lycoming, and Northumberland counties, Pennsylvania, Camden County, New Jersey, and Washington County, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Middlesex and Gloucester counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

The Addis Group, Inc.	2300 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	2 offices located in Montgomery County, Pennsylvania

Item 3.     LEGAL PROCEEDINGS

There are no material proceedings to which Susquehanna or any of our subsidiaries are a party or by which, to Susquehanna’s knowledge, we, or any of our subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or our subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved and are not material in respect to the amount in controversy.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     MARKET FOR SUSQUEHANNA’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information.    Susquehanna common stock is listed for quotation on the Nasdaq National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq National Market System for the years 2001 and 2002, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns, or commissions and does not necessarily represent actual transactions.

			Price Range Per Share
Year	Period	Cash Dividends Paid	Low	High
2001	1st Quarter	$0.19	$15.00	$18.88
	2nd Quarter	0.19	16.25	20.81
	3rd Quarter	0.19	18.15	22.83
	4th Quarter	0.20	19.95	22.24

2002	1st Quarter	$0.20	$20.10	$25.42
	2nd Quarter	0.20	21.35	26.00
	3rd Quarter	0.20	17.25	24.25
	4th Quarter	0.21	19.95	23.32

As of February 28, 2003, there were 6,081 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid by Susquehanna are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Farmers First Bank, Citizens Bank of Southern Pennsylvania, First American Bank of Pennsylvania, First Susquehanna Bank & Trust, and WNB Bank; the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust and Susquehanna Bank; the Federal Reserve Act in the case of Equity Bank, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise-permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

For state-chartered banks that are members of the Federal Reserve System, the approval of the applicable federal regulatory agency is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year exceeds the current year’s retained net income combined with the retained net income for the two preceding years. “Retained net income” for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

Dividends payable by a Pennsylvania state-chartered bank may be paid only out of accumulated net earnings and are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank’s surplus equals the amount of its capital (a requirement presently satisfied in the case of all of our Pennsylvania state bank subsidiaries). Furthermore, a Pennsylvania bank may not pay a dividend if the payment would result in a reduction of the surplus available to the bank.

A Maryland state-chartered bank may pay dividends out of undivided profits or, with the approval of the Maryland Commissioner of Financial Regulation, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its capital stock, cash dividends may not be paid in excess of 90% of net earnings.

A New Jersey state-chartered bank may pay dividends on its capital stock unless the capital stock of the bank would be impaired after the payment. The bank must have a capital surplus after payment of the dividend of at least 50% of its capital stock or, if not, the payment would not reduce the surplus of the bank.

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2002, approximately $17.4 million in the aggregate was available to us from our bank subsidiaries for dividend distributions during calendar 2003 without regulatory approval. Also, our non-bank subsidiaries at December 31, 2002, had approximately $99 million which they could dividend to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Recent Sales of Unregistered Securities. On November 4, 2002, we issued and sold in a private placement $75,000,000 aggregate principal amount of subordinated notes due 2012. The aggregate discounts or commissions paid in connection with this sale totaled $923,000.

The maturity date of the notes is November 1, 2012. We are obligated to pay interest at a rate of 6.05% per year on each of May 1 and November 1, beginning May 1, 2003. The notes rank equally with our other subordinated indebtedness and are junior to our senior indebtedness.

The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act. On February 27, 2003, all of the notes were exchanged for our $75,000,000 aggregate principal amount of 6.05% subordinated notes due 2012, which have been registered under the Securities Act.

Item 6.     SELECTED FINANCIAL DATA

Dollars in thousands, except per share data
Year ended December 31	2002	2001	2000	1999	1998
Interest income	$316,713	$341,295	$353,416	$335,086	$335,614
Interest expense	129,473	169,051	188,464	173,526	176,265
Net interest income	187,240	172,244	164,952	161,560	159,349
Provision for loan and lease losses	10,664	7,310	3,726	11,203	5,780
Other income	94,150	84,166	74,010	53,459	39,106
Other expenses	181,663	167,763	155,581	141,788	124,014
Income before taxes	89,063	81,337	79,655	62,028	68,661
Net income	61,721	55,716	54,962	43,523	46,804
Cash dividends declared on common stock	31,985	30,228	27,092	22,918	20,132
Dividend payout ratio	51.8%	54.3%	49.3%	52.7%	43.0%

Per Common Share Amounts*
Net income—basic	$1.56	$1.42	$1.40	$1.11	$1.19
—diluted	1.55	1.41	1.40	1.10	1.18
Cash dividends declared on common stock	0.81	0.77	0.70	0.62	0.57

Financial Ratios
Return on average total assets	1.17%	1.14%	1.15%	0.94%	1.06%
Return on average shareholders’ equity	12.02	11.78	13.01	10.45	11.75
Net interest margin	3.96	3.91	3.83	3.82	3.98
Average shareholders’ equity to average assets	9.73	8.85	8.85	8.95	9.05

Year-End Balances
Total assets	$5,544,647	$5,088,954	$4,792,856	$4,804,997	$4,589,287
Investment securities	1,126,407	1,021,091	898,604	912,048	951,744
Loans and leases, net of unearned income	3,830,953	3,519,498	3,433,610	3,469,661	3,248,818
Deposits	3,831,315	3,484,331	3,249,013	3,180,520	3,216,879
Total borrowings	1,021,194	1,016,845	1,030,812	1,157,025	915,676
Shareholders’ equity	533,855	493,536	453,437	415,022	412,587

Selected Share Data*
Common shares outstanding (period end)	39,638	39,344	39,221	39,382	39,262
Average common shares outstanding—basic	39,496	39,263	39,262	39,320	39,228
—diluted	39,932	39,593	39,365	39,497	39,548
At December 31:
Book value per share	$13.47	$12.54	$11.56	$10.54	$10.51
Market price per common share	20.84	20.85	16.50	15.88	20.47
Common shareholders	6,131	6,340	6,543	6,720	6,662

*Amounts adjusted for the three-for-two stock split in July 1998.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries. Susquehanna Bancshares, Inc. and its subsidiaries are collectively referred to as “Susquehanna,” “we,” “us,” and “our.”

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit risk-related losses and expenses;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	continued levels of our loan quality and origination volume;
•	the adequacy of loss reserves;
•	the loss of certain key officers which could adversely impact our business;
•	continued relationships with major customers;
•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;
•	adverse national and regional economic and business conditions;
•	compliance with laws and regulatory requirements of federal and state agencies;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the inability to hedge certain risks economically;
•	our ability to effectively implement technology-driven products and services;
•	changes in consumer confidence, spending, and savings habits relative to the bank and non-bank financial services we provide; and
•	our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of Susquehanna’s financial condition, changes in financial condition, and results of operations, should be read in conjunction with the consolidated financial statements, notes, and other information contained in this document.

Results of Operations

Summary of 2002 Compared to 2001. An integral part of our 2002 strategic plan involved improving our core banking performance. With a focused effort on training our employees, our sales culture has achieved substantial results.

Net income for the year ended December 31, 2002, increased $6.0 million, or 11%, over 2001 net income of $55.7 million. Our earnings performance continues to be enhanced by significant improvements in non-interest income, which, during the year 2002, exceeded 33% of total revenues. The $10.0 million improvement in non-interest income over the year ended December 31, 2001, was split almost equally between banking affiliate operations and non-bank affiliate operations.

Diluted earnings per share increased 10% from $1.41 per share for the year ended 2001 to $1.55 per share for the year ended 2002. As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the amortization of goodwill was discontinued under generally accepted accounting principles. Had the new rules been in effect in 2001, diluted earnings per share would have been $1.49.

Return on average assets and return on average equity finished at 1.17% and 12.02%, respectively, for the year 2002, compared with 1.14% and 11.78%, respectively, for 2001.

Net Interest Income—Taxable Equivalent Basis. Our major source of operating revenues is net interest income, which rose to a level of $187.2 million in 2002, $15.0 million, or 9%, above the $172.2 million attained in 2001. Net interest income increased in 2002 despite the substantial decline in the levels of total interest income, which was more than offset by a decline in total interest expense. Net interest income as a percentage of net interest income and other income was 67%, 67%, and 69% for the twelve months ended December 31, 2002, 2001, and 2000, respectively.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expenses, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. For purposes of calculating loan yields, average loan balances include non-accrual loans.

TABLE 1—DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

Interest Rates And Interest Differential—Tax Equivalent Basis

Dollars in thousands	2002			2001			2000
	Average Balance	Interest	Rate %	Average Balance	Interest	Rate %	Average Balance	Interest	Rate %
Assets
Short-term investments	$73,157	$1,351	1.85	$88,379	$3,539	4.00	$50,715	$2,937	5.79
Investment securities:
Taxable	966,156	52,497	5.43	834,066	51,219	6.14	824,902	53,238	6.45
Tax-advantaged	53,174	3,762	7.07	72,090	5,115	7.10	90,898	6,455	7.10

Total investment securities	1,019,330	56,259	5.52	906,156	56,334	6.22	915,800	59,693	6.52

Loans and leases (net):
Taxable	3,657,342	257,977	7.05	3,444,049	280,730	8.15	3,393,175	289,827	8.54
Tax-advantaged	48,230	3,758	7.79	43,945	3,820	8.69	55,970	4,952	8.85

Total loans and leases	3,705,572	261,735	7.06	3,487,994	284,550	8.16	3,449,145	294,779	8.55

Total interest-earning assets	4,798,059	$319,345	6.66	4,482,529	$344,423	7.68	4,415,660	$357,409	8.09

Allowance for loan and lease losses	(39,193)			(38,409)			(41,340)
Other non-earning assets	514,147			423,029			401,395

Total assets	$5,273,013			$4,867,149			$4,775,715

Liabilities
Deposits:
Interest-bearing demand	$991,096	$12,429	1.25	$824,950	$18,144	2.20	$773,552	$22,080	2.85
Savings	461,947	4,036	0.87	420,818	6,324	1.50	420,512	7,709	1.83
Time	1,643,785	66,034	4.02	1,568,646	84,222	5.37	1,552,939	85,216	5.49
Short-term borrowings	235,728	3,919	1.66	211,033	7,976	3.78	199,001	11,597	5.83
FHLB borrowings	544,176	28,108	5.17	446,835	23,656	5.29	388,078	23,139	5.96
Long-term debt	116,910	8,736	7.47	101,329	7,843	7.74	99,105	7,762	7.83
Vehicle financing	103,175	6,211	6.02	293,885	20,886	7.11	416,295	30,961	7.44

Total interest-bearing liabilities	4,096,817	$129,473	3.16	3,867,496	$169,051	4.37	3,849,482	$188,464	4.90

Demand deposits	545,971			468,319			441,894
Other liabilities	116,926			58,362			61,725

Total liabilities	4,759,714			4,394,177			4,353,101

Equity	513,299			472,972			422,614

Total liabilities & shareholders’ equity	$5,273,013			$4,867,149			$4,775,715

Net interest income/yield on average earning assets		$189,872	3.96		$175,372	3.91		$168,945	3.83

Table 2 illustrates the changes in net interest income caused by changes in average volume, rates, and yields. As shown in Table 2, the increase in our net interest income in 2002 compared with 2001 was primarily attributable to increased volumes in interest-earning assets. Average interest-earning assets grew by $316 million in 2002 over 2001, while interest-bearing liabilities grew by $229 million for the same time period. The growth in average interest-earning assets was due to a

$218 million increase in average loans and leases and a $113 million increase in our average investment portfolio, offset by a decrease of $15 million in average short-term investments. The net increase in average interest-bearing liabilities was attributable to growth in interest-bearing deposits of $282 million and growth in average short-term Federal Home Loan Bank (“FHLB”) and long-term borrowings totaling $122 million, offset by a decline in average vehicle financing of $190 million. Decreases in both interest income and interest expense are attributable to lower prevailing rates and yields throughout 2002 as compared to 2001. As illustrated in Table 1, the tax equivalent yield on earning assets for 2002 decreased to 6.66% from 7.68% in 2001, while the average cost of funds decreased from 4.37% in 2001 to 3.16% in 2002. Also contributing to the improvement in the net interest margin was an increase in average non-interest bearing demand deposits of $78 million for 2002 as compared to 2001.

As a result of the preceding factors, our net interest margin, on a taxable equivalent basis, increased from 3.91% in 2001 to 3.96% in 2002.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled “Market Risks.”

TABLE 2—CHANGES IN NET INTEREST INCOME—TAX EQUIVALENT BASIS

	2002 Versus 2001 Increase/(Decrease) Due to Change in			2001 Versus 2000 Increase/(Decrease) Due to Change in
Dollars in thousands	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Other short-term investments	$(530)	$(1,658)	$(2,188)	$1,707	$(1,105)	$602
Investment securities:
Taxable	7,566	(6,288)	1,278	581	(2,600)	(2,019)
Tax-advantaged	(1,334)	(19)	(1,353)	(1,331)	(9)	(1,340)

Total investment securities	6,232	(6,307)	(75)	(750)	(2,609)	(3,359)

Loans (net of unearned income):
Taxable	16,633	(39,386)	(22,753)	4,293	(13,390)	(9,097)
Tax-advantaged	353	(415)	(62)	(1,044)	(88)	(1,132)

Total loans	16,986	(39,801)	(22,815)	3,249	(13,478)	(10,229)

Total interest-earning assets	$22,688	$(47,766)	$(25,078)	$4,206	$(17,192)	$(12,986)

Interest Expense
Deposits:
Interest-bearing demand	$3,155	$(8,870)	$(5,715)	$1,381	$(5,317)	$(3,935)
Savings	566	(2,854)	(2,288)	6	(1,391)	(1,385)
Time	3,875	(22,063)	(18,188)	865	(1,859)	(994)
Short-term borrowings	843	(4,900)	(4,057)	666	(4,287)	(3,621)
FHLB borrowings	5,023	(571)	4,452	3,281	(2,764)	517
Long-term debt	1,172	(279)	893	171	(90)	81
Vehicle financing	(11,870)	(2,805)	(14,675)	(8,754)	(1,321)	(10,075)

Total interest-bearing liabilities	2,764	(42,342)	(39,578)	(2,384)	(17,029)	(19,412)

Net interest income	$19,924	$(5,424)	$14,500	$6,590	$(163)	$6,426

Changes which are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Provision and Allowance for Loan and Lease Losses. The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

Commercial and real estate loans are internally risk rated by our loan officers and periodically reviewed by loan quality personnel. Consumer loans, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

Key factors in determining the level of the allowance for loan and lease losses are current economic conditions, loan portfolio diversification, delinquency and historic loss experience, and results of examinations performed by regulatory authorities.

To determine the allowance and the corresponding charge to the loan and lease loss provision, the amount required for specific loans is first determined. For certain commercial, commercial real estate, and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. The remaining commercial and commercial real estate loans as well as consumer, residential real estate, and lease allowances, which may include specific reserves, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies. In addition, a reserve for unused commitments is determined using the same criteria applied to the remaining commercial portfolio by risk rating type.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using information and assumptions that are often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable future loan and lease losses at December 31, 2002. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2002.

As illustrated in Table 3, the provision for loan and lease losses was $10.7 million for 2002 compared to $7.3 million in 2001. This $3.4 million increase in the provision is the result of the continued growth in our loan portfolio from $3.5 billion at December 31, 2001, to $3.8 billion at December 31, 2002, and charge-offs in our equipment leasing subsidiary’s truck portfolio due to adverse market conditions. Net charge-offs, as presented in Table 3, were $8.7 million in 2002 compared with $7.3 million in 2001. The allowance for loan and lease losses at December 31, 2002, was 1.04% of period-end loans and leases, or $39.7 million, compared with 1.07%, or $37.7 million, at December 31, 2001.

TABLE 3—PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Dollars in thousands	2002	2001	2000	1999	1998
Allowance for loan and lease losses, January 1	$37,698	$37,187	$44,465	$39,440	$39,316
Allowance acquired in business combination	0	539	0	0	0
Allowance transferred to third-party guarantor	0	0	3,057	0	0
Additions to provision for loan and lease losses charged to operations	10,664	7,310	3,726	11,203	5,780
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	3,261	2,563	3,314	2,654	1,557
Real estate—construction	3	69	415	651	555
Real estate secured—residential	1,271	451	862	1,113	782
Real estate secured—commercial	1,143	750	270	286	320
Consumer	3,657	3,178	4,186	3,188	3,413
Leases	1,697	2,413	653	527	482

Total charge-offs	11,032	9,424	9,700	8,419	7,109

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	283	271	211	455	210
Real estate—construction	16	115	145	30	8
Real estate secured—residential	66	185	217	714	118
Real estate secured—commercial	0	63	7	68	56
Consumer	1,852	1,326	1,109	879	843
Leases	124	126	64	95	218

Total recoveries	2,341	2,086	1,753	2,241	1,453

Net charge-offs	8,691	7,338	7,947	6,178	5,656

Allowance for loan and lease losses, December 31	$39,671	$37,698	$37,187	$44,465	$39,440

Average loans and leases outstanding	$3,705,572	$3,537,316	$3,449,145	$3,347,822	$3,140,339
Period-end loans and leases	3,830,953	3,519,498	3,433,610	3,469,661	3,248,818
Net charge-offs as a percentage of average loans and leases	0.23%	0.21%	0.23%	0.18%	0.18%
Allowance as a percentage of period-end loans and leases	1.04%	1.07%	1.08%	1.28%	1.21%

Should the economic climate deteriorate further, borrowers may experience increased difficulty, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision. In addition, regulatory authorities, as an integral part of their examinations, periodically review the level of the allowance for loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on non-performing commercial loans in 2002 and 2001 was $0.5 million and $1.0 million, respectively. Interest income that would have been recorded on these loans under the original terms was $0.9 million and $1.3 million for 2002 and 2001, respectively. At December 31, 2002, we had no outstanding commitments to advance additional funds with respect to these non-performing loans.

Consumer loans are typically charged-off at 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan to value ratio.

Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and still accruing. Total non-performing assets at December 31, 2002 and 2001, were $21.3 million and $19.3 million, respectively, including $3.2 million and $3.8 million, respectively, in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.56% at December 31, 2002, a slight increase from 0.55% at December 31, 2001.

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

TABLE 4–NON-PERFORMING ASSETS

Dollars in thousands
At December 31	2002	2001	2000	1999	1998
Loans contractually past due 90 days and still accruing	$8,208	$11,498	$13,798	$10,360	$10,645

Non-performing assets:
Nonaccrual assets:
Commercial, financial, and agricultural	$3,252	$1,588	$1,858	$316	$1,643
Real estate—construction	1,148	1,536	1,374	1,357	1,530
Real estate secured—residential	3,819	2,557	5,371	7,358	9,029
Real estate secured—commercial	9,192	6,702	5,823	12,274	7,850
Consumer	245	41	117	271	343
Leases	534	3,092	1,998	1,194	16
Restructured loans	0	0	0	0	1,258
Other real estate owned	3,151	3,761	4,039	4,703	4,745

Total non-performing assets	$21,341	$19,277	$20,580	$27,473	$26,414

Total non-performing assets as a percentage of period–end loans and leases and other real estate owned	0.56%	0.55%	0.60%	0.79%	0.81%

Allowance for loan and lease losses as a percentage of non–performing loans	218%	243%	225%	195%	182%

Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $8.2 million at December 31, 2002, a decrease from the $11.5 million at December 31, 2001. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. Such loans, which are not included in Table 4, amounted to $12.8 million at December 31, 2002, and $12.9 million at December 31, 2001. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other Income.    Non-interest income, recorded as other income, consists of:

•	service charges on deposit accounts;
•	commissions and fees received for credit cards (merchant processing);
•	asset management fees;
•	fees for trust services;
•	vehicle origination and servicing fees;
•	income generated from bank-owned life insurance and reinsurance activities;
•	commissions and fees on casualty and property insurance;
•	net gains and losses on security transactions;
•	net gains on sales of loans; and
•	other miscellaneous income, such as travelers’ checks and money order sales, safe deposit box rents, and net gains on the sale of other real estate and branch offices.

Other income, as a percentage of net interest income and other income, was 33%, 33%, and 31% for 2002, 2001, and 2000, respectively.

Non-interest income increased $10 million, or 12%, in 2002 over 2001. Service charges on deposit accounts increased $3.2 million, or 23%, in 2002 over 2001 in response to the 20% increase in demand deposits during the same time period. The acquisition of The Addis Group, Inc., completed in June 2002, contributed $3.7 million to non-interest income in the form of commissions and fees on property and casualty insurance. Vehicle origination and servicing fees rose $2.3 million primarily as a result of increases in the amount charged for origination fees. Also contributing to the increase in other operating income was a $0.6 million security gain generated from the sale of our entire corporate bond portfolio to reduce credit risk and a $2.6 million security gain during the fourth quarter of 2002 resulting from the sale of a small-cap bank stock which we no longer had a strategic interest in holding. In September 2002, we exited the merchant credit card business to reduce our risk relating to the travel industry. This resulted in a decrease in merchant credit card fees of $2.2 million for the year ended December 31, 2002.

Gain on sale of loans and leases was $4.6 million in 2002 compared with $4.2 million in 2001. During 2002, Hann sold approximately $161 million in automobile leases and realized a net, pre-tax gain of $1.7 million. During 2001, Hann sold approximately $117 million in automobile leases and also realized a net, pre-tax gain of $1.7 million. During 2002, our bank subsidiaries sold approximately $123 million of mortgage loans that were originated for sale. In conjunction with the sale of these mortgage loans, we realized approximately $2.9 million in gains. During 2001, our bank subsidiaries sold approximately $119 million of mortgage loans, which resulted in a gain of $2.5 million.

Other Expenses.    Non-interest expenses are categorized into the following nine groupings:

•	employee-related expenses, which includes salaries, fringe benefits, and employment taxes;
•	occupancy expenses, which includes depreciation, rents, maintenance, utilities, and insurance;
•	furniture and equipment expense, which includes depreciation, rents and maintenance;
•	amortization of intangible assets;
•	vehicle residual value expense;
•	vehicle delivery and preparation expense;
•	merchant credit card servicing expense;
•	restructuring charges; and
•	other expenses (detailed in Table 5) incurred in the operation of our business.

Non-interest expense increased $13.9 million, or 8%, in 2002 over 2001. Salaries and employee benefits, the largest component of non-interest expense, increased $8.7 million, or 11.8%, from 2001 to 2002. The increase in salaries and benefits was primarily due to normal annual salary increases, recent branch openings, new revenue-producing positions, and higher pension costs. Salaries and benefits for The Addis Group, Inc., which was acquired in June 2002, accounted for $1.6 million of the total increase.

Charges for occupancy increased $1.0 million, or 9%, in 2002 from 2001, due to recent branch openings. Amortization of intangible assets declined $3.0 million in 2002 from 2001 in accordance with our adoption of SFAS No. 142 on January 1, 2002, and the resulting cessation of goodwill amortization.

Vehicle residual value expense in 2002 increased $1.5 million from 2001 due to the required payment under the Servicing Agreement with Auto Lenders Liquidation Center, Inc. A further explanation of this agreement is found in the section titled “Financial Condition—Related Party Transaction and Residual Value Risk.” Vehicle delivery and preparation expense for 2002 increased $3.3 million over the prior year’s expense due to Hann’s increased ability to remarket automobiles through retail channels rather than through wholesale auctions during 2002, as well as increased volume.

Our exiting of the merchant credit card business in September 2002 resulted in a decrease in merchant credit card servicing expense of $1.9 million for the year ended December 31, 2002, as compared to 2001.

All other expenses increased $4.0 million (see Table 5), with the most notable increase, $1.1 million, in advertising, marketing, and public relations expense.

TABLE 5—ANALYSIS OF OTHER EXPENSES

Dollars in thousands
Year ended December 31	2002	2001	2000
Advertising, marketing, and public relations	$6,005	$4,865	$4,051
Audits and examinations	920	1,214	1,353
Communications	4,084	3,938	3,149
Directors’ fees	1,426	1,291	1,255
Legal and professional	3,918	3,768	5,702
Life Insurance Company related expenses	441	967	1,058
Other real estate	2,053	2,568	1,071
Outside services	3,814	3,989	4,711
PA shares/capital stock tax	2,520	2,571	2,284
Postage and delivery	4,994	4,806	3,631
Software amortization and maintenance	2,821	2,370	1,488
Stationery and supplies	3,291	3,123	3,204
FDIC insurance	593	596	642
All other	16,914	13,681	13,489

Total	$53,794	$49,747	$47,088

Income Taxes. Our effective tax rates for 2002 and 2001 were 30.7% and 31.5%, respectively. The effective rate for 2002 was decreased primarily as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and the accompanying cessation of goodwill amortization. The reduction in pre-tax amortization expense of approximately $3.0 million in 2002 had a favorable impact on our effective tax rate, as most of the amortization expense was not deductible for income tax purpose.

Offsetting the impact of reduced amortization expense in 2002 was a reduced level of tax-advantaged income. As tax-advantaged loans and securities continue to mature, the opportunities for investment in additional tax-advantaged enterprises have become less attractive due to certain provisions of the Tax Reform Act of 1986.

Financial Condition

Summary of 2002 Compared to 2001. Total assets at December 31, 2002, were $5.5 billion, an increase of 9%, as compared to total assets of $5.1 billion at December 31, 2001. Loans increased to $3.8 billion at December 31, 2002, from $3.5 billion at December 31, 2001, while deposits increased to $3.8 billion from $3.5 billion during the same time period. We believe that these increases are a direct result of our bank subsidiaries’ successful implementation of our retail and corporate sales initiatives throughout 2002. Equity capital was $534 million at December 31, 2002, or $13.47 per share, compared to $494 million, or $12.54 per share, at December 31, 2001.

Investment Securities. We follow SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment:

•	held-to-maturity;
•	trading; or
•	available-for-sale.

Securities identified as “held-to-maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available-for-sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, our total equity was positively impacted by $2.4 million as the “unrealized gains or losses, net of taxes, for available-for-sale securities” increased from $10.1 million at December 31, 2001, to $12.5 million at December 31, 2002.

Securities identified as “trading account securities” are marked-to-market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management, which requires the majority of our security portfolios to be identified as “available-for-sale.” While SFAS No. 115 requires segregation into “held-to-maturity” and “available-for-sale” categories (see Table 6), it does not change our policy concerning the purchase of only high-quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax-equivalent basis assuming a 35% federal income tax rate. At December 31, 2002, we held no securities of one issuer, other than U.S. Government obligations, where the aggregate book value exceeded 10% of shareholders’ equity.

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001. Concurrent with adoption of this standard, and as permitted by its provisions, approximately $14.3 million of securities held-to-maturity were reclassified as securities available-for-sale. This reclassification resulted in an after-tax gain in 2001 of approximately $0.3 million, which was recorded in other comprehensive income.

TABLE 6—CARRYING VALUE OF INVESTMENT SECURITIES

Year ended December 31	2002		2001		2000
Dollars in thousand	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
U.S. Treasury	$1,304	$0	$1,302	$0	$3,307	$0
U.S. Government agencies	67,003	0	88,289	0	359,773	0
State and municipal	42,365	4,177	64,712	1,778	63,922	15,833
Other securities	0	0	20,844	0	16,641	0
Mortgage-backed securities	978,861	0	808,981	0	403,094	486
Equity securities	32,697	0	35,185	0	35,548	0

Total investment securities	$1,122,230	$4,177	$1,019,313	$1,778	$882,285	$16,319

TABLE 7—MATURITIES OF INVESTMENT SECURITIES

Dollars in thousands At December 31, 2002	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
Available-for-Sale
U.S. Treasury
Fair value		$1,304			$1,304
Amortized cost		1,201			1,201
Yield		6.98%			6.98%
U.S. Government agencies
Fair value	$2,512	$62,382	$1,210	$899	$67,003
Amortized cost	2,503	61,980	1,217	891	66,591
Yield	1.89%	4.50%	4.16%	3.79%	4.39%
Mortgage-backed securities
Fair value	$41,771	$18,867	$432,994	$485,229	$978,861
Amortized cost	41,493	18,385	428,382	473,028	961,288
Yield	3.15%	5.71%	4.93%	5.51%	5.15%
State and municipal securities
Fair value	$15,597	$17,356	$4,491	$4,921	$42,365
Amortized cost	15,439	16,744	4,244	4,673	41,100
Yield	6.45%	6.61%	9.33%	8.31%	7.02%
Equity securities
Fair value					$32,697
Amortized cost					32,664
Yield					4.73%
Held-to-Maturity
Mortgage-backed securities
Fair value		$569		$3,608	$4,177
Amortized cost		569		3,608	4,177
Yield		4.71%		4.71%	4.71%
Total Securities
Fair value	$59,880	$100,478	$438,695	$494,657	$1,126,407
Amortized cost	59,435	98,879	433,843	482,200	1,107,021
Yield	3.95%	5.11%	4.97%	5.53%	5.16%

Loans and Leases. Table 8 presents the loans outstanding, by type of loan, in our portfolio for the past five years. In 2002, residential mortgage loans increased $106 million, real estate secured commercial loans increased $166 million, commercial loans increased $43 million, and construction loans grew by $97 million compared to 2001. Consumer loans increased $18 million in 2002 from 2001. We believe that the growth that occurred in our loan portfolio in 2002 was accomplished through our sales and marketing efforts. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $171 million at December 31, 2002, and an additional $132 million was lent against junior liens on residential properties at December 31, 2002. Senior liens on 1–4 family residential properties totaled $874 million at December 31, 2002, and much of the $946 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $43 million, while loans secured by multi-family residential properties totaled $70 million at December 31, 2002.

Leases declined by $120 million in 2002 compared to 2001, as most of Hann’s new lease production in 2002 was either sold or originated for other institutions.

Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 2003 consist of $146 million with fixed rate pricing and $413 million with variable rate pricing. Table 10 presents the allocation of the allowance for loan and lease losses by type of loan.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 11, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

TABLE 8—LOAN AND LEASE PORTFOLIO

At December 31	2002		2001		2000
Dollars in thousands	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial, financial, and agricultural	$478,181	12.5%	$434,780	12.4%	$371,320	10.8%
Real estate—construction	456,663	11.9	359,445	10.2	264,182	7.7
Real estate secured—residential	1,246,939	32.5	1,140,678	32.4	1,257,383	36.6
Real estate secured—commercial	988,633	25.8	822,416	23.4	676,389	19.7
Consumer	343,537	9.0	325,170	9.2	350,707	10.2
Leases	317,000	8.3	437,009	12.4	513,629	15.0

Total	$3,830,953	100.0%	$3,519,498	100.0%	$3,433,610	100.0%

At December 31	1999		1998
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial, financial, and agricultural	$327,670	9.4%	$301,385	9.3%
Real estate—construction	255,054	7.4	256,451	7.9
Real estate secured—residential	1,206,879	34.8	1,258,372	38.7
Real estate secured—commercial	643,496	18.5	563,113	17.3
Consumer	395,566	11.4	346,180	10.7
Leases	640,996	18.5	523,317	16.1

Total	$3,469,661	100.0%	$3,248,818	100.0%

TABLE 9—LOAN MATURITY AND INTEREST SENSITIVITY

Dollars in thousands
At December 31, 2002
Maturity	Under One Year	One to Five Years	Over Five Years	Total
Commercial, financial, and agricultural	$157,695	$163,995	$156,491	$478,181
Real estate—construction	218,128	194,185	44,350	456,663

Total	$375,823	$358,180	$200,841	$934,844

Rate sensitivity of loans with maturities greater than 1 year:
Variable rate	N/A	$244,547	$168,484	$413,031
Fixed rate	N/A	113,632	32,357	145,989

Total	N/A	$358,179	$200,841	$559,020

TABLE 10—ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Dollars in thousands
At December 31	2002	2001	2000	1999	1998
Commercial, financial, and agricultural	$10,317	$8,783	$7,518	$5,773	$5,212
Real estate—construction*	2,721	10,388	7,632	6,018	5,937
Real estate secured—residential*	7,412	N/A	N/A	N/A	N/A
Real estate secured—commercial*	10,488	N/A	N/A	N/A	N/A
Real estate—mortgage*	N/A	8,545	8,064	8,000	8,014
Consumer	4,419	6,423	6,187	6,981	5,500
Leases	2,414	1,923	2,276	9,113	4,657
Unused commitments	1,752	1,110	2,211	2,937	2,366
Unallocated	148	526	3,299	5,643	7,754

Total	$39,671	$37,698	$37,187	$44,465	$39,440

*	In 2002, the allocation of the allowance for loan and lease losses was reclassified on the basis of North American Industrial Codes (NAIC), borrower risk ratings, and type of real estate. Prior years’ information in this format is not available. When all real estate allocations are combined for prior years, the total allocation shows consistency from year to year.

TABLE 11—LOAN CONCENTRATIONS

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals within its market area. At December 31, 2002, Susquehanna’s portfolio included the following concentrations:

Dollars in thousands	Permanent	Construction	All Other	Total Amount	As a % of Total Loans	% Nonperforming in each category
Residential construction	$51,180	$177,750	$3,275	$232,205	6.1	0.5
Land development (site work) construction	29,895	87,726	6,227	123,848	3.2	0.0
Lessors of professional offices	96,928	25,108	0	122,036	3.2	0.0
Residential real estate lessors	105,985	5,085	1,570	112,640	2.9	0.4
Manufacturing	39,291	106	57,478	96,875	2.5	1.4
Retail consumer goods	49,177	1,436	32,335	82,948	2.2	1.4
Commercial and industrial construction	54,147	17,990	9,413	81,550	2.1	0.0
Hotels/motels	63,434	0	4,159	67,593	1.8	2.7
Medical services	32,461	916	28,538	61,915	1.6	0.1
Elderly/child care services	35,188	527	22,743	58,458	1.5	0.0
Automobile sales	16,103	150	40,328	56,581	1.5	0.4
Agriculture	38,851	778	15,839	55,468	1.4	2.1
Wholesalers	15,742	747	37,425	53,914	1.4	0.4
Lessors of shopping centers	49,897	3,207	0	53,104	1.4	0.2
Commercial development projects	16,584	36,146	0	52,730	1.4	0.0

Deposits. Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average amounts of deposits by type are summarized in Table 12. We do not rely upon time deposits of $100,000 or more as a principal source of funds as they represent only 8% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $100,000 or more as of December 31, 2002.

TABLE 12—AVERAGE DEPOSIT BALANCES

Dollars in thousands
Year ended December 31	2002	2001	2000
Demand deposits	$545,971	$468,319	$441,894
Interest-bearing demand deposits	991,096	834,950	773,552
Savings deposits	461,947	420,818	420,512
Time deposits	1,643,785	1,568,646	1,552,939

Total	$3,642,799	$3,292,733	$3,188,897

TABLE 13—DEPOSIT MATURITY

Maturity of time deposits of $100 or more at December 31, 2002

Dollars in thousands
Three months or less	$102,696
Over three months through six months	42,150
Over six months through twelve months	48,189
Over twelve months	128,371

Total	$321,406

Long-term Debt. On November 4, 2002, we completed the private placement of $75 million aggregate principal amount of 6.05% Subordinated Notes due 2012. The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act. The notes rank equally with our other subordinated indebtedness and are junior to our senior indebtedness. We have used $35 million of the net proceeds of the offering to repay long-term senior indebtedness that matured in February 2003. We expect to repay an additional $15 million in senior indebtedness that will mature in July 2003. The remainder will be used for general corporate purposes. In accordance with regulatory guidelines, the notes qualify as Tier 2 capital.

Market Risks. The types of market risk exposures generally faced by banking entities include:

•	equity market price risk;
•	liquidity risk;
•	interest rate risk;
•	foreign currency risk; and
•	commodity price risk.

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us.

Equity market price risk is the risk related to market fluctuations of equity prices in the securities markets. While we do not have significant risk in our investment portfolio, market price fluctuations may affect fee income generated through our asset management operations. Generally, our fee structure is based on the market value of assets being managed at specific time frames. If market values decline, our fee income may also decline.

Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity—the ability to meet the cash requirements of our customers and other financial commitments—is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources—purchased funds, repurchase agreements, and deposit accounts—allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2002, our bank subsidiaries had unused lines of credit available to them from various FHLBs of $636 million.

However, liquidity is not entirely dependent on increasing our liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $60 million at December 31, 2002. These maturing investments represented 5% of total available-for-sale investment securities. Cash and due from banks amounted to $156 million and unrestricted short-term investments amounted to $22 million for the year ended December 31, 2002, both of which represent additional sources of liquidity.

Closely related to the management of liquidity is the management of interest rate risk. Interest rate risk focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is our objective to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, we endeavor to maximize earnings in an environment of changing interest rates. There is, however, a lag in maintaining the desired matching because the repricing of products occurs at varying time intervals.

We employ a variety of methods to monitor interest rate risk. By dividing assets and liabilities into three groups—fixed rate, floating rate, and those which reprice only at our discretion—strategies are developed which are designed to minimize exposure to interest rate fluctuations. We also utilize gap analysis to evaluate rate sensitivity at a given point in time.

Table 14 illustrates our estimated interest rate sensitivity and periodic and cumulative gap positions as calculated at December 31, 2002 and 2001. These estimates include anticipated paydowns on commercial and residential loans, mortgage-backed securities, and certain assumptions regarding core deposits. Traditionally, an institution with more assets

TABLE 14—BALANCE SHEET GAP ANALYSIS

Dollars in thousands At December 31, 2002	1–3 months	3–12 months	1–3 years	Over 3 years	Total
Assets
Short-term investments	$52,636	$0	$0	$0	$52,636
Investments	234,938	279,910	466,055	145,504	1,126,407
Loans and leases, net of unearned income	1,423,653	596,377	841,645	969,278	3,830,953

Total	$1,711,227	$876,287	$1,307,700	$1,114,782	$5,009,996

Liabilities
Interest-bearing demand	$156,161	$196,057	$589,264	$196,422	$1,137,904
Savings	29,922	89,769	262,970	87,656	470,317
Time	230,068	443,846	449,250	177,281	1,300,445
Time in denominations of $100 or more	102,696	90,339	64,335	64,036	321,406
Total borrowings	484,160	54,293	310,563	172,178	1,021,194

Total	$1,003,007	$874,304	$1,676,382	$697,573	$4,251,266

Interest Sensitivity Gap:
Periodic	$708,220	$1,983	$(368,682)	$417,209
Cumulative		710,203	341,521	758,730
Cumulative gap as a percentage of earning assets	14%	14%	7%	15%

At December 31, 2001	1–3 months	3–12 months	1–3 years	Over 3 years	Total
Assets
Short-term investments	$88,565	$0	$0	$0	$88,565
Investments	151,439	226,343	337,733	305,576	1,021,091
Loans and leases, net of unearned income	1,063,376	611,940	942,470	901,712	3,519,498

Total	$1,303,380	$838,283	$1,280,203	$1,207,288	$4,629,154

Liabilities
Interest-bearing demand	$131,747	$216,516	$425,113	$141,704	$915,080
Savings	26,832	80,496	246,473	82,158	435,959
Time	313,317	545,543	374,956	88,678	1,322,494
Time in denominations of $100 or more	84,592	108,657	69,035	19,352	281,636
Total borrowings	176,424	44,314	568,226	227,882	1,016,846

Total	$732,912	$995,526	$1,683,803	$559,774	$3,972,015

Interest Sensitivity Gap:
Periodic	$570,468	$(157,243)	$(403,600)	$647,514
Cumulative		413,225	9,625	657,139
Cumulative gap as a percentage of earning assets	12%	9%	0%	14%

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

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, we also utilize an in-house simulation model that measures our exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities, and equity at current and forecasted interest rates and at hypothetical higher and lower interest rates at one percent intervals. The income effect and economic value of defined categories of financial instruments is calculated by the model using estimated cash flows based on imbedded options, prepayments, early withdrawals, and weighted average contractual rates and terms. For economic value calculations, the model also considers discount rates for similar financial instruments. The economic value of longer term fixed rate financial instruments is generally more sensitive to changes in interest rates. Adjustable rate and variable rate financial instruments largely reflect only a change in economic value representing the difference between the contractual and discounted rates until the next contractual interest rate repricing date, unless subject to rate caps and floors.

A substantial portion of our loans consists of commercial and residential mortgage loans containing significant imbedded options, which permit the borrower to repay the principal balance of the loan prior to maturity (“prepayments”) without penalty. A loan’s susceptibility for prepayment is dependent upon a number of factors, including the current interest rate versus the contractual interest rate of the loan, the financial ability of the borrower to refinance, the economic benefit, and the availability of refinancing at attractive terms. Refinancing may also depend upon economic and other factors in specific geographic areas that affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease depending on the current relative levels and expectations of future short-term and long-term interest rates. Since a significant portion of our loan portfolio has adjustable or variable rates, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates and fixed rate loans are economically more desirable.

Investment securities, other than those with early call provisions and mortgage-backed securities, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer’s request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

Our loans are primarily indexed to national interest rate indices. When such loans are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the different indices, resulting in disproportionate changes in the value of, and the net earnings generated from, such financial instruments. Each index is unique and is influenced by different external factors; therefore, the historical relationships in various indices may not be indicative of the actual change, which may result in a changing interest rate environment.

Tables 15 and 16 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2002 and 2001, at current interest rates and at hypothetical higher and lower interest rates in one and two percent increments. As noted in Table 15, the economic value of equity at risk as of December 31, 2002, is five percent, at an interest rate change of minus one percent, while Table 16 discloses that net interest income at risk as of December 31, 2002, is four percent, at an interest rate change of minus one percent. The minus two percent scenario is considered highly unlikely as the current federal funds rate is only 1.25%.

At December 31, 2002, we were an asset-sensitive institution; we should benefit from a rise in interest rates in 2003, if that should occur.

TABLE 15—BALANCE SHEET SHOCK ANALYSIS

Dollars in thousands At December 31, 2002	–2%	–1%	Base Present Value	1%	2%
Assets
Cash and due from banks	$156,320	$156,320	$156,320	$156,320	$156,320
Short-term investments	52,636	52,636	52,636	52,636	52,636
Investment securities:
Held-to-maturity	4,428	4,339	4,255	4,176	4,100
Available-for-sale	1,135,017	1,124,282	1,121,308	1,118,477	1,098,868
Loans and leases, net of unearned income	3,997,325	3,938,238	3,877,975	3,818,071	3,758,643
Other assets	418,005	418,005	418,005	418,005	418,005

Total assets	$5,763,731	$5,693,820	$5,630,499	$5,567,685	$5,488,572

Liabilities
Deposits:
Non-interest bearing	574,297	562,391	549,007	536,096	523,638
Interest-bearing	3,282,476	3,240,558	3,198,511	3,152,588	3,108,273
Total borrowings	1,103,976	1,083,978	1,044,066	1,016,612	996,393
Other liabilities	158,284	158,284	158,284	158,284	158,284

Total liabilities	5,119,033	5,045,211	4,949,868	4,863,580	4,786,588
Total economic equity	644,698	648,609	680,631	704,105	701,984

Total liabilities and equity	$5,763,731	$5,693,820	$5,630,499	$5,567,685	$5,488,572

Economic equity ratio	11%	11%	12%	13%	13%
Value at risk	$(35,933)	$(32,022)	$0	$23,474	$21,353
% Value at risk	–5%	–5%	0%	3%	3%

Dollars in thousands At December 31, 2001	–2%	–1%	Base Present Value	1%	2%
Assets
Cash and due from banks	$149,233	$149,233	$149,233	$149,233	$149,233
Short-term investments	88,565	88,565	88,565	88,565	88,565
Investment securities:
Held-to-maturity	1,967	1,878	1,794	1,716	1,642
Available-for-sale	1,040,905	1,031,544	1,019,313	998,072	973,117
Loans and leases, net of unearned income	3,703,282	3,641,837	3,581,492	3,522,580	3,465,534
Other assets	310,403	310,403	310,403	310,403	310,403

Total assets	$5,294,355	$5,223,460	$5,150,800	$5,070,569	$4,988,494

Liabilities
Deposits:
Non-interest bearing	$533,436	$518,195	$503,398	$488,601	$474,248
Interest-bearing	3,034,639	2,994,820	2,955,774	2,917,138	2,879,842
Total borrowings	1,062,516	1,045,342	1,028,653	1,012,494	998,316
Other liabilities	56,380	56,380	56,380	56,380	56,380

Total liabilities	4,686,971	4,614,737	4,544,205	4,474,613	4,408,786
Total economic equity	607,384	608,723	606,595	595,956	579,708

Total liabilities and equity	$5,294,355	$5,223,460	$5,150,800	$5,070,569	$4,988,494

Economic equity ratio	11%	12%	12%	12%	12%
Value at risk	$789	$2,128	$0	$(10,639)	$(26,887)
% Value at risk	0%	0%	0%	–2%	–4%

TABLE 16—NET INTEREST INCOME SHOCK ANALYSIS

Dollars in thousands At December 31, 2002	–2%	–1%	Base Present Value	1%	2%
Interest income:
Short-term investments	$100	$903	$2,139	$3,432	$4,754
Investments	35,947	40,923	49,356	56,911	60,480
Loans and leases	233,869	248,850	264,118	278,978	293,449

Total interest income	269,916	290,676	315,613	339,321	358,683

Interest expense:
Interest-bearing demand and savings	2,806	6,536	13,596	17,857	22,118
Time	45,184	48,709	53,757	58,878	64,136
Total borrowings	35,879	37,984	42,327	46,784	51,329

Total interest expense	83,869	93,229	109,680	123,519	137,583

Net interest income	$186,047	$197,447	$205,933	$215,802	$221,100

Net interest income at risk	$(19,886)	$(8,486)	$0	$9,869	$15,167
% Net interest income at risk	–10%	–4%	0%	5%	7%
At December 31, 2001	–2%	–1%	Base Present Value	1%	2%
Interest income:
Short-term investments	$1,883	$3,290	$4,790	$6,318	$7,881
Investments	52,758	55,777	58,844	60,969	62,842
Loans and leases	238,593	250,661	262,647	274,458	286,301

Total interest income	293,234	309,728	326,281	341,745	357,024

Interest expense:
Interest-bearing demand and savings	15,162	15,890	17,252	20,953	24,653
Time	51,429	57,444	63,659	69,931	76,268
Total borrowings	49,017	50,406	52,449	54,562	57,269

Total interest expense	115,608	123,740	133,360	145,446	158,190

Net interest income	$177,626	$185,988	$192,921	$196,299	$198,834

Net interest income at risk	$(15,295)	$(6,933)	$0	$3,378	$5,913
% Net interest income at risk	–8%	–4%	0%	2%	3%

Related-Party Transaction and Residual Value Risk. In the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”), pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann and all residual value risk on any new leases originated over the term of the agreement. Michael J. Wimmer (Chairman of the Board of Directors of Hann and a former member of the Susquehanna Board of Directors) owns 100% of the outstanding equity interest of Auto Lenders. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with three retail locations in New Jersey and access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agreed to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agreed to set its stated residual values in accordance with the standards approved in advance by Auto Lenders, and Hann agreed to pay to Auto Lenders an upfront fee of $3.1 million in 2000, as shown in Table 3, to cover all the auto leases serviced by Hann which had been originated by Hann prior to the agreement. Hann also agreed to make monthly guaranty payments to Auto Lenders based upon a fixed schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments. Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann. The aggregate fees paid by Hann to Auto Lenders under the Servicing Agreement in 2002 were $15.8 million. Under the Servicing Agreement, Auto Lenders retains all residual gains and bears all residual losses with respect to the vehicles. The obligations of Auto Lenders under the Servicing Agreement are secured by a Guaranty dated December 31, 2001, executed by Mr. Wimmer in favor of Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings.

BACKGROUND. Asset securitizations and other off-balance sheet financings can affect liquidity and interest rate risk. Hann holds the undivided beneficial interest in Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), formed by Hann in 1997 for the purpose of originating automobile leases and holding title to the related vehicles. Automobile leases originated by the Origination Trust are financed primarily in four ways:

•	securitization transactions;
•	sale-leaseback transactions;
•	agency arrangements with, and lease sales to, other financial institutions; and
•	other sources of funds, including internally generated sources.

Assets financed through the use of the first three methods generally are not reflected on Susquehanna’s consolidated balance sheet. As of December 31, 2002 and 2001, respectively, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

Dollars in thousands	As of December 31, 2002	As of December 31, 2001
Securitization transactions	$243,000	$111,000
Sale-leaseback transactions	$147,000	$168,000
Agency arrangements and lease sales	$674,000	$555,000

In comparison, as of December 31, 2002, and December 31, 2001, Hann’s on-balance sheet, managed portfolio totaled $58.7 million and $184.0 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and, in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

SECURITIZATION TRANSACTIONS. In connection with its securitization transactions, Hann sells beneficial interests in automobile leases and related vehicles originated by the Origination Trust at par to a wholly-owned, qualified special purpose entity (each a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS No. 140. Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment, and interest rate risk. Further, although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, the residual value guarantor, a QSPE may suffer residual losses which would decrease the value of the PV Receivable recognized by Hann. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with three retail locations in New Jersey and access to various wholesale facilities throughout the country. Michael J. Wimmer (Chairman of the Board of Directors of Hann and a former member of the Susquehanna Board of Directors) owns 100% of the outstanding equity interest of Auto Lenders. The relationship between Mr. Wimmer and Auto Lenders is described in more detail in “Related Party Transaction and Residual Risk” herein. As of December 31, 2002, the aggregate amount of all such recorded PV Receivables in connection with Hann securitizations was $9.2 million.

During the first quarter of 2002, Hann entered into a revolving securitization transaction (the “first-quarter transaction”) and, as of December 31, 2002, had sold beneficial interests in $71.5 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, this QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances such purchases by borrowing funds in an amount up to $80.0 million from a non-related, asset-backed commercial paper issuer, the lender, under a committed facility (subject to the satisfaction of certain conditions to additional loans). Hann continues to act as servicer for the sold portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The first-quarter transaction is accounted for as a sale under the guidelines of SFAS No. 140. Neither Hann nor Susquehanna provide recourse in the first-quarter transaction for credit losses. However, Susquehanna has reimbursement obligations to the lender under a letter of credit in an amount up to $20.0 million if Auto Lenders breaches its obligations under the first-quarter transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full-stated residual value of the vehicles.

During the third quarter of 2002, Hann entered into a revolving securitization transaction (the “third-quarter transaction”) and, as of December 31, 2002, had sold beneficial interests in $79.0 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, the QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. Hann continues to act as servicer for the sold portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The third-quarter transaction is accounted for as a sale under the guidelines of SFAS No. 140. Neither Hann nor Susquehanna provide recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal, and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal, and fees due on the loans have been paid (although the servicing fee will continue to accrue).

The debt issued in the first-quarter transaction and the third-quarter transaction bears a floating rate of interest. In the first-quarter transaction, the lender may enter into an interest rate hedge agreement at the expense of the QSPE if the amount on deposit in a yield supplement account is less than a targeted balance, which takes into account the current market swap rate. In the third-quarter transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents.

The transaction documents for the first-quarter transaction and the third-quarter transaction contain several requirements, obligations, liabilities, provisions, and consequences, including events of default which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. Each transaction also provides that any assets that fail to meet the eligibility requirements set forth in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust. Further, with respect to the first-quarter transaction, the occurrence of certain negative events not directly related to the QSPE (such as the imposition of a tax or ERISA lien on Hann’s assets, the entry of a large uninsured judgment against Hann, or the bankruptcy of Hann, Auto Lenders, or Susquehanna) will be an event of default under the related loan agreement.

The PV Receivable for the first-quarter transaction was initially $1.2 million, and the amount of this PV Receivable at December 31, 2002, was $2.6 million. The PV Receivable for the third-quarter transaction was initially $1.6 million, and the amount of this PV Receivable at December 31, 2002, was $2.7 million. The aggregate amount of all PV Receivables for all securitization transactions at December 31, 2002, was $9.2 million. The aggregate amount of all PV Receivables for all securitization transactions at December 31, 2001, was $4.5 million.

AGENCY AGREEMENTS AND LEASE SALES. Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gain or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee, and, in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted as sales under SFAS No. 140.

During the second quarter of 2002, Hann entered into a new agency arrangement. In connection with that arrangement, Susquehanna entered into a Residual Interest Agreement under which it guarantees Auto Lenders’ performance of its obligations to the new agency client. Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs, or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, Susquehanna will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, Susquehanna’s liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2002, the total residual value of the vehicles in the portfolio for this transaction was $37.0 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2002, was $4.4 million.

SUMMARY OF PRIOR YEARS’ TRANSACTIONS. In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, including events of default which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors’ interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At December 31, 2002, this recorded interest was $4.0 million, of which $0.6 million represents the original interest-only asset and a $3.4 million subsequent increase in value which is recognized as other comprehensive income, net of taxes.

In December 2000, Hann sold the beneficial interest in $190 million of automobiles subject to operating leases to a wholly-owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and operating leases back to the Lessee under a Master Lease Agreement that has an eight-year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. To support its obligations under the Master Lease Agreement, the Lessee pledges the beneficial interest in an additional $43.0 million of automobile leases and related vehicles. The Lessee is expected to earn approximately $11.7 million in other income over the term of the Master Lease Agreement, which includes $27.1 million of estimated net rental income, or the difference between the operating lease payments received by the Lessee and the payments made by the Lessee under the Master Lease Agreement. The estimated net rental income will be partially offset by the amortization costs of approximately $15.4 million, which includes a $14.0 million deferred loss on an interest rate swap which Susquehanna entered into in order to fix the return on the transaction while leases originated for the sale-leaseback were being held in a warehouse facility during the ten-month production period. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, which become applicable upon the occurrence of an “Early Amortization Event.” An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Sus-

quehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. This rating provision can be cured by Susquehanna obtaining a $34.3 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction. This is referred to in Table 17 as Contingent cash collateral. After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement.

SUMMARY OF SUSQUEHANNA’S POTENTIAL EXPOSURE UNDER ALL OFF-BALANCE SHEET VEHICLE LEASE TRANSACTIONS. Under certain asset securitization transactions discussed above, Susquehanna has reimbursement obligations to lenders under letters of credit if Auto Lenders breaches its obligations under such securitization transactions to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At December 31, 2002, Susquehanna would be obligated to make payments in an amount up to $40.5 million under these letters of credit upon a breach by Auto Lenders.

Under the existing sale-leaseback transaction discussed above, Susquehanna guarantees certain obligations of the lessee thereunder, which is a wholly-owned special purpose subsidiary of Hann. If Susquehanna fails to maintain its investment grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.3 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee. Susquehanna has also obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if Susquehanna fails to make payments under the guarantee. Under the agency arrangements discussed above, Susquehanna’s maximum obligation at December 31, 2002, was $4.4 million.

Additionally, Susquehanna is required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on Susquehanna. The basic coverage policy is renewable annually and expires in 2004.

Contractual Obligations and Commercial Commitments. Table 17 presents certain of our contractual obligations and commercial commitments, including Susquehanna’s guarantees on behalf of its subsidiaries, and their expected year of payment or expiration.

Table 17—CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

At December 31, 2002 Dollars in thousands	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Contractual Obligations
Long-term debt	$180,000	$50,000	$55,000	0	$75,000
Operating leases	186,950	27,177	57,302	61,334	41,137
Contingent cash collateral	34,310	0	0	0	34,310
	Commitment Expiration
	Total	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Other Commercial Commitments
Stand-by letters of credit	$118,065	$42,641	$75,424	0	0
Guarantees	32,438	0	24,438	0	$8,000
Other commercial commitments, principally lines of credit	353,092	296,131	56,961	0	0

Capital Adequacy. Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance sheet items are segmented into one of four broad-risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance sheet instruments are converted into a balance sheet credit equivalents before being assigned to one of the four risk-weighted categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity reduced by excludable intangibles, while Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The maintenance of a strong capital base at both the consolidated level, and at each bank affiliate, is an important aspect of our philosophy. We, and each of our bank subsidiaries, have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, we had variable interests in securitization trusts. We are currently assessing the impact, if any, that the interpretation will have on results of operations, financial position, or liquidity.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of the Statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We plan to continue accounting for stock-based employee compensation using the intrinsic method under APB No. 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements as required.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying guarantee that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.” The Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination.” If the acquisition meets the conditions of a “business combination,” the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002, and did not have a significant impact on our financial condition or results of operations.

In June 2002, The Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).” The Statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002, and have not had a significant impact on our financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The Statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44, related to the accounting for intangible assets for motor carriers, and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

Critical Accounting Estimates. Susquehanna’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Application of these principles involves significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions that we used are based on historical experiences and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses, the valuation of recorded interests, and the valuation of leased asset residual values to be the accounting areas that require the most subjective and complex judgments. The treatment of securitizations and off-balance sheet financing is discussed in detail in the section titled “Securitizations and Off-Balance Sheet Financing.”

The allowance for loan and lease losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan and lease losses.

Recorded interests are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about lease repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in assumptions, the valuation of recorded interest is considered a critical accounting estimate. Note 1 and the section titled “Securitizations and Off-Balance Sheet Vehicle Lease Financings” provide additional information regarding retained interests.

Lease financing receivables include a residual value component which represents the estimated value of the leased asset upon the expiration of the lease. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets. We protect ourselves against this risk with insurance coverage. However, the future cost of this coverage will be affected by our residual loss experience.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Outlook for 2003. Entering 2003, we continue to emphasize the core components of our strategic plan: growing our business profitably, developing our sales culture, and focusing on risk management. We will again strive to increase core banking performance, improve company synergies, and explore merger and acquisition opportunities. We will also embark on a renewed wealth management emphasis, involving the full integration of brokerage, trust and investment, and asset management services for our customer base.

Summary of 2001 Compared to 2000. Our net income for the year ended December 31, 2001, increased $0.7 million, or 1%, over 2000 net income of $55.0 million. Our earnings performance was enhanced by significant improvements in non-interest income, which, during the year 2001 exceeded 33% of total revenues. The $10.0 million improvement in non-interest income over the year ended December 31, 2000, was split almost equally between banking operations and non-bank affiliate operations.

Diluted earnings per share (“EPS”) increased 1%, from $1.40 per share for the year ended 2000 to $1.41 per share for the year ended 2001. Return on average assets (“ROA”) and return on average equity (“ROE”) finished at 1.14% and 11.78%, respectively, for the year 2001, compared with 1.15% and 13.01%, respectively, for 2000.

Through various acquisitions utilizing the purchase method of accounting for business combinations, Susquehanna has created intangible assets. Amortization of such intangible assets was a non-cash charge that significantly affected Susquehanna’s earnings and financial ratios. Tangible net income is actual net income increased by the tax-effected amortization of those intangible assets that are deducted from shareholders’ equity in determining Tier I capital. Prior to the adoption of SFAS No. 142 on January 1, 2002, all intangible assets were amortized.

For 2001, tangible net income, basic earnings per share, ROA, and ROE were $59.1 million, $1.51, 1.23% and 13.81%, respectively, compared to 2001 actual net income, basic earnings per share, ROA, and ROE of $55.7 million, $1.42, 1.14%, and 11.78%, respectively.

Tangible net income, basic earnings per share, ROA, and ROE for 2000 were $58.1 million, $1.48, 1.23%, and 15.08%, respectively.

Net interest income rose to a level of $172.2 million in 2001, $7.3 million, or 4%, above the $164.9 million attained in 2001. The increase in net interest income was primarily attributable to volumes. The growth in average interest-earning assets of $67.0 million in 2001 over 2000 was due to a $39.0 million increase in loans and a $28.0 million increase in our investment portfolio.

Non-interest income increased $10.2 million, or 14%, in 2001 over 2000. Asset management fees increased $2.5 million from 2000 to 2001 as a result of an increase in assets under management. Service charges on deposit accounts increased $2.9 million in 2001 over 2000, as the introduction of a new overdraft program improved fee collection significantly. Contributing to the $2.2 million increase in other operating income was improved debit card volume resulting from new marketing efforts.

Non-interest expense increased $12.2 million, or 8%, in 2001 over 2000. Salaries and employee benefits increased $5.7 million, or 8%, from 2000 to 2001 as the result of salary increases, recent branch openings, new revenue-producing positions, and higher health benefit costs.

Charges for occupancy and equipment increased $1.6 million, or 16%, in 2001 from 2000, the result of recent branch openings and the full-year impact of central processing established throughout the second half of 2000. Amortization of intangible assets declined $0.4 million in 2001 from 2000 as certain intangibles had reached the end of their amortization period. Vehicle residual value expense in 2001 decreased $3.2 million from 2000. In the third quarter of 2000, Hann entered into a Servicing Agreement, described earlier in the section “Related Party Transaction and Residual Value Risk,” to guarantee all residual values of vehicle leases serviced by Hann. Consequently, year 2000 vehicle residual value expense included both actual residual value losses and residual value guarantee fees, whereas year 2001 included only residual value guarantee fees.

Vehicle delivery and preparation expense for 2001 increased $4.0 million over the prior year’s expense due to costs associated with an increased number of vehicles being prepared for retail sale during 2001.

All other expenses increased $2.7 million, with notable increases in postage and delivery costs of $1.2 million, and other real estate expenses of $1.5 million. While modest increases were realized in most of the other categories, a decrease of $1.9 million was recorded in legal and professional, primarily due to less acquisition-related activity.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion concerning the effects of liquidity risk and interest rate risk on us is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks” in Item 7 hereof.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Susquehanna are submitted herewith:

CONSOLIDATED BALANCE SHEETS

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Dollars in thousands, except share data
Year ended December 31	2002	2001
Assets
Cash and due from banks	$156,320	$149,233
Short-term investments:
Restricted	30,611	41,584
Unrestricted	22,025	46,981

Total short-term investments	52,636	88,565

Investment securities available for sale, at fair value	1,122,230	1,019,313
Investment securities held to maturity, at amortized cost (Fair values of $4,177 and $1,778)	4,177	1,778
Loans and leases, net of unearned income	3,830,953	3,519,498
Less: Allowance for loan and lease losses	39,671	37,698

Net loans and leases	3,791,282	3,481,800

Premises and equipment (net)	60,108	60,063
Accrued income receivable	20,579	21,268
Bank-owned life insurance	125,127	120,174
Goodwill	54,897	43,496
Intangible assets with finite lives	4,998	5,622
Other assets	152,293	97,642

Total assets	$5,544,647	$5,088,954

Liabilities
Deposits:
Noninterest-bearing	$601,272	$529,162
Interest-bearing	3,230,043	2,955,169

Total deposits	3,831,315	3,484,331

Short-term borrowings	266,724	169,803
FHLB borrowings	543,166	570,580
Vehicle financing	31,304	171,462
Long-term debt	180,000	105,000
Accrued interest, taxes, and expenses payable	40,314	36,652
Other liabilities	117,969	57,590

Total liabilities	5,010,792	4,595,418

Commitments and contingencies (Note 19)

Shareholders’ Equity
Common stock
Authorized: 100,000,000 ($2.00 par value)
Issued: 39,638,447 and 39,398,190, respectively	79,277	78,796
Surplus	62,858	57,986
Retained earnings	375,244	345,508
Accumulated other comprehensive income, net of taxes of $8,662 and $6,928, respectively	16,476	12,009
Less: Treasury stock (none and 54,115 common shares at cost, respectively)	0	763

Total shareholders’ equity	533,855	493,536

Total liabilities and shareholders’ equity	$5,544,647	$5,088,954

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Dollars in thousands, except per share
Year ended December 31	2002	2001	2000
Interest Income
Interest and fees on loans and leases	$260,420	$283,212	$293,046
Interest on investment securities: Taxable	52,497	51,247	53,238
Tax-exempt	2,445	3,297	4,195
Interest on short-term investments	1,351	3,539	2,937

Total interest income	316,713	341,295	353,416

Interest Expense
Interest on deposits: Interest-bearing demand	12,429	18,144	22,080
Savings	4,036	6,324	7,709
Time	66,034	84,222	85,216
Interest on short-term borrowings	3,919	7,976	11,597
Interest on FHLB borrowings	28,108	23,656	23,139
Interest on vehicle financing	6,211	20,886	30,961
Interest on long-term debt	8,736	7,843	7,762

Total interest expense	129,473	169,051	188,464

Net interest income	187,240	172,244	164,952
Provision for loan and lease losses	10,664	7,310	3,726

Net interest income after provision for loan and lease losses	176,576	164,934	161,226

Other Income
Service charges on deposit accounts	16,905	13,735	10,867
Vehicle origination and servicing fees	24,727	22,435	22,053
Merchant credit card fees	8,328	10,489	10,130
Asset management fees	9,824	9,072	6,610
Income from fiduciary-related activities	4,853	5,084	4,734
Gain on sale of loans and leases	4,626	4,198	3,936
Income from bank-owned life insurance	6,540	6,509	5,909
Commissions on insurance sales	3,666	0	0
Other operating income	11,324	11,995	9,784
Investment security gains/(losses)	3,357	649	(13)

Total other income	94,150	84,166	74,010

Other Expenses
Salaries and employee benefits	82,571	73,850	68,110
Net occupancy expense	12,522	11,498	9,933
Furniture and equipment expense	8,372	8,185	8,308
Amortization of intangible assets	639	3,645	3,294
Vehicle residual value expense	6,384	4,850	8,068
Vehicle delivery and preparation expense	9,444	6,168	2,166
Merchant credit card servicing expense	7,937	9,820	9,514
Restructuring charge	0	0	(900)
Other operating expenses	53,794	49,747	47,088

Total other expenses	181,663	167,763	155,581

Income before income taxes	89,063	81,337	79,655
Provision for income taxes	27,342	25,621	24,693

Net Income	$61,721	$55,716	$54,962

Per share information: Basic earnings	$1.56	$1.42	$1.40
Diluted earnings	1.55	1.41	1.40
Cash dividends	0.81	0.77	0.70
Average shares outstanding: Basic	39,496	39,263	39,262
Diluted	39,932	39,593	39,365

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Dollars in thousands
Year ended December 31	2002	2001	2000
Operating Activities
Net income	$61,721	$55,716	$54,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	15,658	12,814	14,248
Provision for loan and lease losses	10,664	7,310	3,726
Gain on sale of branch offices	(600)	0	0
(Gain)/loss on securities transactions	(3,357)	(649)	13
Gain on sale of loans	(4,626)	(4,198)	(3,936)
(Gain)/loss on sale of other real estate owned	(178)	16	15
Mortgage loans originated for resale	(123,486)	(118,652)	(117,328)
Sale of mortgage loans originated for resale	124,206	118,177	114,530
Leases acquired/originated for resale	(161,016)	(116,643)	(222,376)
Sale of leases acquired/originated for resale	161,016	118,392	200,709
(Increase)/decrease in accrued interest receivable	689	5,757	(3,012)
Increase/(decrease) in accrued interest payable	(985)	(5,782)	3,471
(Increase)/decrease in accrued expenses and taxes payable	4,647	(146)	4,165
Other, net	(42)	(3,718)	3,900

Net cash provided by operating activities	84,311	68,394	53,087

Investing Activities
Net (increase)/decrease in restricted short-term investments	10,973	(8,853)	(25,427)
Proceeds from the sale of available-for-sale securities	23,668	21,889	4,482
Proceeds from the maturity of investment securities	525,785	457,528	120,204
Purchase of available-for-sale securities	(646,632)	(584,286)	(84,412)
Purchase of held-to-maturity securities	(1,863)	0	(7,887)
Proceeds from sale of credit card portfolio	0	0	12,373
Net (increase)/decrease in loans and leases	(314,977)	(39,730)	19,670
Net leases originated for warehouse	(5,404)	0	0
Transfer of allowance for loan and lease losses to third-party guarantor	0	0	(3,057)
Capital expenditures	(7,291)	(4,207)	(9,709)
Net cash and cash equivalents received/(paid) in acquisitions	(7,000)	6,224	(12,707)
Net cash disbursed on sale of branch deposits	(18,045)	0	0

Net cash provided by/(used for) investing activities	(440,786)	(151,435)	13,530

Financing Activities
Net increase in deposits	365,029	166,200	68,493
Net increase/(decrease) in short-term borrowings	96,921	(35,533)	(2,171)
Net increase/(decrease) in FHLB borrowings	(27,414)	202,626	(4,460)
Net decrease in vehicle financing	(140,158)	(186,060)	(124,582)
Proceeds from issuance of long-term debt	74,097	5,000	5,000
Proceeds from issuance of common stock	2,116	1,845	772
Cash paid for treasury stock	0	0	(3,097)
Dividends paid	(31,985)	(30,228)	(27,092)

Net cash provided by/(used for) financing activities	338,606	123,850	(87,137)

Net increase/(decrease) in cash and cash equivalents	(17,869)	40,809	(20,520)
Cash and cash equivalents at January 1	196,214	155,405	175,925

Cash and cash equivalents at December 31	$178,345	$196,214	$155,405

Cash and cash equivalents:
Cash and due from banks	$156,320	$149,233	$129,101
Unrestricted short-term investments	22,025	46,981	26,304

Cash and cash equivalents at December 31	$178,345	$196,214	$155,405

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

	Years ended December 31, 2002, 2001, and 2000
Dollars in thousands, except per share data	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance, January 1, 2000	$78,788	$57,873	$292,150	$(13,616)	$(173)	$415,022
Comprehensive income:
Net income			54,962			54,962
Change in unrealized gain/(loss) on securities, net of taxes of ($6,553) and reclassification adjustment of ($13)				12,859		12,859

Total comprehensive income			54,962	12,859		67,821
Common stock issued under employee benefit plans (including related tax benefits of $11)	8	(1)			776	783
Purchase/conversion of treasury stock					(3,097)	(3,097)
Cash dividends paid:
Per common share of $0.70			(27,092)			(27,092)

Balance, December 31, 2000	78,796	57,872	320,020	(757)	(2,494)	453,437
Comprehensive income:
Net income			55,716			55,716
Change in unrealized gain/(loss) on securities, net of taxes of $5,578 and reclassification adjustment of $649				10,862		10,862
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $1,296				1,904		1,904

Total comprehensive income			55,716	12,766		68,482
Common stock issued under employee benefit plans (including related tax benefit of $278)		114			1,731	1,845
Cash dividends paid:
Per common share of $0.77			(30,228)			(30,228)

Balance, December 31, 2001	78,796	57,986	345,508	12,009	(763)	493,536
Comprehensive income:
Net income			61,721			61,721
Change in unrealized gain/(loss) on securities, net of taxes of $1,214 and reclassification adjustment of $3,357				2,382		2,382
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $520				2,085		2,085

Total comprehensive income			61,721	4,467		66,188
Common stock issued in acquisition	351	3,649				4,000
Common stock issued under employee benefit plans (includes related tax benefit of $320)	130	1,223			763	2,116
Cash dividends paid:
Per common share of $0.81			(31,985)			(31,985)

Balance, December 31, 2002	$79,277	$62,858	$375,244	$16,476	$0	$533,855

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(Dollars in thousands, except as noted and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Farmers First Bank and subsidiaries (“Farmers”), Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Bancshares East, Inc. and subsidiaries, (“East”), Susquehanna Bancshares South, Inc. and subsidiaries (“South”), Susque-Bancshares Life Insurance Co. (“SBLIC”), Susque-Bancshares Leasing Company, Inc. and subsidiary (“SBLC”), Valley Forge Asset Management Corporation (“VFAM”), and The Addis Group, Inc. as of and for the years ended December 31, 2002, 2001, and 2000. All significant intercompany transactions have been eliminated.

Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees, which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a financial holding company that operates eight commercial banks with an aggregate of 144 branches and non-bank subsidiaries that provide, among others, leasing; trust and related services; consumer vehicle financing; investment advisory, asset management and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers who are predominately small- and middle-market businesses and middle-income individuals.

Significant Concentrations of Credit Risk. Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the provision for income taxes.

Reclassifications. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.

Consolidated Statement of Cash Flows. Interest paid on deposits, short-term borrowings, and long-term debt was $130,458 in 2002, $174,635 in 2001, and $184,993 in 2000. A net income tax refund of $8,568 was received in 2002, and income taxes paid were $8,784 in 2001 and $422 in 2000. Amounts transferred to other real estate owned were $4,141 in 2002, $3,836 in 2001, and $2,795 in 2000.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the consolidated statements of financial condition. The book value of securities pledged to secure the repurchase agreements remains in the securities portfolio.

Investment Securities. Susquehanna classifies debt and equity securities as either “held-to-maturity” or “available-for-sale.” Susquehanna does not have any securities classified as “trading” at December 31, 2002 or 2001. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method. All other securities are classified as “available-for-sale” and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for “available-for-sale” securities are recorded as a component of shareholders’ equity.

Securities classified as “available-for-sale” include investments management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Other Income in the Consolidated Statements of Income.

Loans. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield to the related loans. These amounts are generally being amortized over the contractual life of the loan.

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

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is somewhat subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Larger homogeneous groups of small-balance loans, such as residential mortgage and installment loans, are collectively evaluated for impairment. During the second quarter of 2002, management revised its policy for evaluating loans for impairment. Previously, all commercial loans greater than $100 were evaluated for impairment. Under the revised policy, only commercial loans greater than $250 are evaluated for impairment. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

Management performs periodic reviews of Susquehanna’s loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Loans continue to be classified as impaired until they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance. Subsequent recoveries, if any, are credited to the valuation allowance.

Depreciable Assets. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related property as follows: buildings, 40 years, and furniture and equipment, 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in operations.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an ongoing basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value of the property at the transfer date, less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Goodwill and Other Intangible Assets. Susquehanna adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Accordingly, the purchase method of accounting has been used for all business combinations initiated after June 30, 2001. Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are amortized on a straight-line basis over 10 years. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with SFAS No. 142.

During the first quarter of 2002, Susquehanna completed the transitional impairment test of goodwill. In all instances, estimated fair values exceeded book values; and, therefore, no write-down of goodwill was required as of January 1, 2002. In addition, Susquehanna performed its annual impairment testing required by SFAS No. 142 during the fourth quarter of 2002. No impairment loss was required to be recognized.

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

Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120 days or more past due.

Segment Reporting. Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the statement, Susquehanna has determined that its only reportable segment is Community Banking.

Comprehensive Income. Susquehanna reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/(losses) included in net income of $3,357, $649, and $(13) for the years ended December 31, 2002, 2001, and 2000, respectively.

Recorded Interests in Securitized Assets. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125),” recorded interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Recorded interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved. Gains on sale and servicing fees are recorded in non-interest income.

During 2002, Susquehanna sold approximately $161,000 of auto leases and realized a net pre-tax gain of $1,700 on the sale. During 2001, Susquehanna repurchased and sold approximately $118,000 of auto leases and realized a net pre-tax gain of $1,700 on the sale. Susquehanna receives annual servicing fees as compensation for servicing the outstanding balances on the auto leases. Susquehanna’s recorded interests are subordinate to purchasers’ interests. The value of these recorded interests is subject to credit, prepayment, and interest rate risks related to the transferred assets. At December 31, 2002 and 2001, Susquehanna’s recorded interests were $9,200 and $4,500, respectively.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings Per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Consolidated Statements of Changes in Shareholders’ Equity

Common Shares Outstanding
Balance, January 1, 2000	39,262,522
Stock issued under employee benefit plans	59,156
Purchase of treasury stock	(220,217)

Balance, December 31, 2000	39,221,392

Stock issued under employee benefit plans	122,683

Balance, December 31, 2001	39,344,075

Stock issued under employee benefit plans	119,118
Stock issued in acquisition	175,254

Balance, December 31, 2002	39,638,447

Stock-based Compensation. Susquehanna’s stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of Susquehanna’s stock options is equal to the fair market value of its common stock on the date of grant.

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

For the Years Ended December 31	2002	2001	2000
Net income, as reported	$61,721	$55,716	$54,962
Less: pro forma expense related to options granted, net of taxes	(722)	(746)	(797)
Pro forma net income	$60,999	$54,970	$54,165
Basic earnings per share:
As reported	$1.56	$1.42	$1.40
Pro forma	$1.54	$1.40	$1.38
Diluted earnings per share:
As reported	$1.55	$1.41	$1.40
Pro forma	$1.53	$1.39	$1.38

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted: dividend yield of 4.0% in 2002, 3.5% in 2001 and 2000; expected volatility of 23.3% in 2002, 23.5% in 2001, and 23.0% in 2000; risk-free interest rates of 5.1% in 2002, 5.5% in 2001, and 6.6% in 2000; and expected lives of 7.0 years in 2002, 2001, and 2000. The weighted-average fair values of options at the date of grant during 2002, 2001, and 2000 were $4.88, $4.02, and $3.36, respectively.

For additional details on Susquehanna’s stock-based compensation plan, see Note 15 to the consolidated financial statements.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable-interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, Susquehanna had variable interests in securitization trusts. Susquehanna is currently assessing the impact, if any, the interpretation will have on results of operations, financial position, or liquidity.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies, regardless of the accounting method used, by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Susquehanna plans to continue accounting for stock-based employee compensation using the intrinsic method under APB No. 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements as required by FAS Statement No. 148.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying guarantee that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45, but not to the recognition provisions, and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Susquehanna does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.” The Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination.” If the acquisition meets the conditions of a “business combination,” the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002, and did not have a significant impact on Susquehanna’s financial condition or results of operations.

In June 2002, The Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3 and “Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The Statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a significant impact on Susquehann’a financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The Statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The Statement also rescinds SFAS No. 44, related to the accounting for intangible assets for motor carriers, and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

2. COMPLETED ACQUISITIONS

On June 28, 2002, Susquehanna completed the acquisition of The Addis Group, Inc. (Addis), an insurance brokerage firm located in King of Prussia, Pennsylvania, for $7,000 in cash and $4,000 in Susquehanna common stock, which equates to 175.3 shares. The acquisition was accounted for under the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations.” Goodwill of $11,000 was realized in the acquisition. In this transaction, there are also contingent cash payments totaling $6,000 that are based upon certain earnings targets and will be recorded as goodwill, if earned.

On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), a closely held consumer automobile financing company that serviced more than $800,000 in lease receivables. Susquehanna issued 2,360 shares of common stock to the stockholders of Hann for the outstanding common shares of Hann. The acquisition was accounted for under the pooling-of-interests method of accounting for business combinations.

On March 3, 2000, Susquehanna completed the acquisition of Valley Forge Asset Management Corp. (“VFAM”), a Pennsylvania asset management corporation registered both as a broker/dealer and as an investment advisor, and Valley Forge Investment Company, Inc., its parent corporation, in cash transactions. The acquisition was accounted for under the purchase method of accounting for business combinations. Goodwill of $9,300 was realized in the acquisition. In this transaction, there are also contingent cash payments totalling $6,000. These contingent cash payments are based upon certain earnings targets and will be recorded as goodwill, if earned.

3. SHORT-TERM INVESTMENTS

The book value of short-term investments and weighted average interest rates on December 31, 2002 and 2001, were as follows:

	2002		2001
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$37,926	1.44%	$45,455	1.22%
Federal funds sold	0	—	8,500	1.63
Money market funds	14,710	1.03	34,610	1.79

Total	$52,636		$88,565

4. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2002 and 2001, are as follows:

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$1,201	$103	$0	$1,304
U.S. Government agencies	66,591	426	14	67,003
Obligations of states and political subdivisions	41,100	1,270	5	42,365
Mortgage-backed securities	961,341	17,889	369	978,861
Equity securities	32,664	33	0	32,697

	$1,102,897	$19,721	$388	$1,122,230

Held-to-Maturity:
State and municipal	$4,177	$0	$0	$4,177

	$4,177	$0	$0	$4,177

Total investment securities	$1,107,074	$19,721	$388	$1,126,407

At December 31, 2001
Available-for-Sale:
U.S. Treasury	$1,201	$101	$0	$1,302
U.S. Government agencies	86,329	1,960	0	88,289
Obligations of states and political subdivisions	63,334	1,400	22	64,712
Corporate debt securities	20,073	772	1	20,844
Mortgage-backed securities	799,266	10,718	1,003	808,981
Equity securities	33,373	1,812	0	35,185

	$1,003,376	$16,763	$1,026	$1,019,313

Held-to-Maturity:
State and municipal	$1,778	$0	$0	$1,778

	$1,778	$0	$0	$1,778

Total investment securities	$1,005,154	$16,763	$1,026	$1,021,091

At December 31, 2002 and 2001, investment securities with a carrying value of $585,141 and $611,065, respectively, were pledged to secure public funds and for other purposes as required by law.

There were no investment securities whose ratings were less than investment grade at December 31, 2002 and 2001.

The amortized cost and fair value of U.S. Treasury, U.S. Government agencies, obligations of states and political subdivisions, and mortgage-backed securities, at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Within one year	$59,435	$59,880
After one year but within five years	94,702	96,301
After five years but within ten years	433,843	438,695
After ten years	482,253	494,657

	$1,070,233	$1,089,533

Securities Held-to-Maturity:
Within one year	$0	$0
After one year but within five years	569	569
After five years but within ten years	0	0
After ten years	3,608	3,608

	$4,177	$4,177

Total debt securities	$1,074,410	$1,093,710

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available-for-Sale	Held-to-Maturity
For the year ended December 31, 2002
Gross gains	$3,359	$0
Gross losses	2	0

Net gains/(losses)	$3,357	$0

For the year ended December 31, 2001
Gross gains	$652	$0
Gross losses	3	0

Net gains/(losses)	$649	$0

For the year ended December 31, 2000
Gross gains	$4	$0
Gross losses	17	0

Net gains/(losses)	$(13)	$0

5. LOANS AND LEASES

At December 31, loans and leases, net of unearned income of $37,274 and $48,522 at December 31, 2002 and 2001, respectively, and net of deferred origination costs of $5,452 and $3,708 at December 31, 2002 and 2001, respectively, were as follows:

	2002	2001
Commercial, financial, and agricultural	$478,181	$434,780
Real estate—construction	456,663	359,445
Real estate secured—residential	1,246,939	1,140,678
Real estate secured—commercial	988,633	822,416
Consumer	343,537	325,170
Leases, primarily automobile	317,000	437,009

Total	$3,830,953	$3,519,498

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2002 and 2001, the aggregate balances of overdrawn deposit accounts reclassified as loans were $1,900 and $3,100, respectively.

	2002	2001
Net investment in direct financing leases is as follows:
Minimum lease payments receivable	$175,378	$175,893
Estimated residual value of leases	176,329	299,433
Unearned income under lease contracts	(34,707)	(38,317)

Total leases	$317,000	$437,009

During 2000, Hann originated $209,000 in leases for resale. On December 29, 2000, Hann sold $190,000 of operating leases in a sale-leaseback transaction. The remaining $19,000 are held by Hann as collateral in the transaction and are recorded as lease financing receivables. Under the structure of the sale of the automobile leases, Hann sells the ownership of the automobiles and leases the vehicles back from the investors in a sale-leaseback transaction.

        The original term of the leaseback transaction is approximately eight years with an early buy-out option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the consolidated statements of income.

In conjunction with the transaction, Susquehanna entered into an interest rate swap agreement to fix the return to Susquehanna and Hann. The swap was subsequently terminated, and a net deferred loss of $14,000 was realized. This loss is being amortized over the estimated life of the original operating leases in the transaction.

Listed below are Hann’s minimum future lease payments under this arrangement.

2003	$23,713
2004	23,713
2005	27,665
2006	30,035
2007	27,722
Subsequent years	36,183

$169,031

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

The activity of loans to such persons whose balance exceeded $60 during 2002, 2001, and 2000 follows:

	2002	2001	2000
Balance—January 1	$28,500	$35,246	$35,975
Additions	82,968	22,587	48,735
Deductions:
Amounts collected	63,570	19,258	46,599
Other changes	(2,504)	(10,075)	(2,865)

Balance—December 31	$45,394	$28,500	$35,246

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industry, which exceeds 10% of total loans.

An analysis of impaired loans at December 31, 2002 and 2001, is presented as follows:

	2002	2001
Impaired loans without a related reserve	$4,300	$7,252
Impaired loans with a reserve	6,114	2,111

Total impaired loans	$10,414	$9,363

Reserve for impaired loans	$1,234	$560

An analysis of impaired loans for the years ended December 31, 2002 and 2001, is presented as follows:

	2002	2001
Average balance of impaired loans	$7,677	$11,865
Interest income on impaired loans (cash basis)	$48	$420

6. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	2002	2001	2000
Balance—January 1	$37,698	$37,187	$44,465
Reserve acquired or /(released)	0	539	(3,057)
Provision charged to operating expenses	10,664	7,310	3,726

	48,362	45,036	45,134

Charge-offs	(11,032)	(9,424)	(9,700)
Recoveries	2,341	2,086	1,753

Net charge-offs	(8,691)	(7,338)	(7,947)

Balance—December 31	$39,671	$37,698	$37,187

7. PREMISES AND EQUIPMENT

Property, buildings, and equipment, at December 31, were as follows:

	2002	2001
Land	$9,231	$10,377
Buildings	51,266	50,871
Furniture and equipment	62,062	61,282
Leasehold improvements	10,207	7,447
Land improvements	904	925

	133,670	130,902

Less: accumulated depreciation and amortization	73,562	70,839

	$60,108	$60,063

Depreciation and amortization expense charged to operations amounted to $7,246 in 2002, $7,321 in 2001, and $7,594 in 2000.

All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2019. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 2002, are as follows:

Operating Leases
2003	$3,464
2004	3,222
2005	2,702
2006	1,909
2007	1,668
Subsequent years	4,954

$17,919

Total rent expense charged to operations amounted to $5,251 in 2002, $4,468 in 2001, and $3,887 in 2000.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2002 and 2001 are as follows:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$6,364	$(1,519)	$6,349	$(902)
Favorable lease adjustments	393	(240)	393	(218)

Total	$6,757	$(1,759)	$6,742	$(1,120)

Unamortizing intangible assets:
Goodwill	$58,094	$(3,197)	$47,143	$(3,197)

The following is the activity of the goodwill account during the periods presented:

Goodwill at January 1, 2001	$37,011
Purchase of Valley Forge Asset Management	6,034
Purchase of Farmers & Merchants branches	4,098
Amortization	(3,197)

Goodwill at December 31, 2001	43,946
Purchase of The Addis Group, Inc	10,951

Goodwill at December 31, 2002	$54,897

The following table sets forth the actual and estimated pre-tax amortization expense of amortizing intangible assets:

Aggregate Amortization Expense:
For the year ended December 31, 2002	$639

Estimated Amortization Expense:
For the year ended December 31, 2003	$622
For the year ended December 31, 2004	622
For the year ended December 31, 2005	622
For the year ended December 31, 2006	622
For the year ended December 31, 2007	622

The following table sets forth the net income, basic EPS, and diluted EPS as adjusted to exclude goodwill amortization expense for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Reported net income	$61,721	$55,716	$54,962
Add back: goodwill amortization	0	3,197	3,257

Adjusted net income	$61,721	$58,913	$58,219

Basic earnings per share:
Reported net income	$1.56	$1.42	$1.40
Goodwill amortization	0.00	0.08	0.08

Adjusted net income	$1.56	$1.50	$1.48

Diluted earnings per share:
Reported net income	$1.55	$1.41	$1.40
Goodwill amortization	0.00	0.08	0.08

Adjusted net income	$1.55	$1.49	$1.48

9. DEPOSITS

Deposits at December 31 were as follows:

	2002	2001
Noninterest-bearing:
Demand	$601,272	$529,162
Interest-bearing:
Interest-bearing demand	1,137,904	915,080
Savings	470,317	435,959
Time	1,300,445	1,322,494
Time of $100 or more	321,406	281,636

Total deposits	$3,831,315	$3,484,331

10. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Susquehanna enters into sales of certain U.S. government securities under repurchase agreements that are treated as short-term financings, and the obligations to repurchase such securities sold are shown as a liability in the consolidated statements of condition.

Securities sold under repurchase agreements at December 31, 2002, and collateralized with available-for-sale investment securities totaled $201,369. The securities underlying the repurchase agreements remained in available-for-sale investment securities.

Information on these U.S. government securities at December 31, 2002, is presented in the following table.

	U.S. Government Securities Sold		Repurchase Agreements
	Amortized Cost	Fair Value	Amortized Cost
Maturity of repurchase agreements:
Overnight	$258,724	$261,980	$193,729
2 to 30 days	4,994	5,056	3,104
Greater than 30 days	7,306	7,397	4,536

Total	$271,024	$274,433	$201,369

11. BORROWINGS

Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

	2002		2001
	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$201,369	1.48%	$158,140	3.28%
Federal funds purchased	57,225	1.32	0	—
Treasury tax and loan notes	8,130	1.00	11,663	1.50

	$266,724		$169,803

Federal Home Loan Bank Borrowings

December 31	2002	2001
Due 2002, 0.00% to 4.12%	$0	$28,800
Due 2003, 2.68% to 5.98%	145,000	145,800
Due 2004, 3.56% to 5.195%	182,200	180,200
Due 2006, 4.73% to 6.65%	30,460	30,580
Due 2008, 5.43% to 5.50%	75,000	75,000
Due 2009, 5.34%	3,000	3,000
Due 2010, 6.005 to 6.17%	42,750	42,750
Due 2011, 3.25% to 5.33%	60,076	60,080
Due 2012, 3.25%	138	144
Due 2013, 5.94%	176	188
Due 2014, 5.00% to 6.51%	1,003	1,021
Due 2018, 6.00%	335	339
Due 2019, 4.50% to 5.40%	240	245
Due 2020, 4.50% to 6.00%	2,427	2,433
Due 2021, 5.40% to 6.00%	361	0

	$543,166	$570,580

Susquehanna subsidiary banks are members of the Federal Home Loan Banks (“FHLB”) of Atlanta, New York, and Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the subsidiaries’ stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program, Susquehanna subsidiaries had lines of credit available to them totalling $1,179,000 and $1,130,000, of which $543,000 and $571,000 were outstanding at December 31, 2002 and 2001, respectively. At December 31, 2002, Susquehanna subsidiaries could borrow an additional $636,000 based on qualifying collateral. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $28,000.

Vehicle Financing. Prior to 2000, Hann originated leases for other investors and financial institutions that contained Hann’s guarantee for the residual values and any credit losses. Accounting principles generally accepted in the United States of America require Hann to reflect the entire amount of the lease obligation on the balance sheet. Accordingly, an obligation under the lease contract with the same terms as the lease assets is recorded as vehicle financing in the borrowings section of the consolidated balance sheets.

Long-Term Debt

	2002		2001
	Amount	Rate	Amount	Rate
Senior notes due February 1, 2003	$35,000	6.30%	$35,000	6.30%
Term note due July 19, 2003	10,000	6.09	10,000	6.09
Term note due July 19, 2003	5,000	7.35	5,000	7.35
Term note due July 19, 2004	5,000	4.48	5,000	4.48
Subordinate notes due February 1, 2005	50,000	9.00	50,000	9.00
Subordinate notes due November 1, 2012	75,000	6.05	0	0.00

	$180,000		$105,000

The notes require interest-only payments throughout their term, with the entire principal balance paid at maturity. Susquehanna guarantees the $20,000 in term notes for the holder of these instruments.

12. INCOME TAXES

The components of the provision for income taxes are as follows:

	2002	2001	2000
Current	$(18,019)	$11,197	$464
Deferred	45,361	14,424	24,229

Total	$27,342	$25,621	$24,693

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2002	2001	2000
Provision for statutory rates	$31,172	$28,468	$27,879
Tax-advantaged income	(4,118)	(4,450)	(4,848)
Non-deductible goodwill	0	1,039	1,075
Other, net	288	564	587

Total	$27,342	$25,621	$24,693

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

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2002	2001	2000
Deferred tax assets:
Reserve for loan losses	$14,914	$13,690	$13,991
Accrued pension expense	0	872	904
Deferred directors fees	611	570	564
Deferred compensation	4	1,005	1,103
Nonaccrual loan interest	1,292	1,096	996
Purchase accounting	400	442	537
State net operating losses	7,219	0	0
Suspended losses	0	4,085	18,665
Alternative minimum tax credit carryover	3,100	1,091	0
Post-retirement benefits	1,439	1,207	1,011
Other assets	249	229	1,685
Deferred tax liabilities:
Prepaid pension expense	(1,740)	0	0
Deferred loan costs	(2,590)	(1,474)	(2,328)
FHLB stock dividends	(395)	(372)	(395)
Premises and equipment	(2,419)	(2,532)	(2,359)
Operating lease income, net	(73,627)	(50,975)	(54,993)
Recapture of savings banks’ bad debt reserve	0	0	(90)
Unrealized investment securities (gains) and losses	(6,846)	(5,632)	408
Unrealized gain on residual interest	(1,816)	(1,296)	0
Deferred gain on sale of leases	(30,385)	(4,798)	0
Other liabilities	(814)	(1,517)	(2,248)

Net deferred income tax assets/(liabilities)	$(91,404)	$(44,309)	$(22,549)

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Susquehanna is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of condition. The contract or notional amount of those instruments reflects the extent of involvement Susquehanna has in particular classes of financial instruments.

Susquehanna’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. Susquehanna uses the same credit policies for these instruments as it does for on-balance sheet instruments.

Standby letters of credit are conditional commitments issued by Susquehanna to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based on management’s credit evaluation of the borrower.

Financial instruments with off-balance sheet risk at December 31, 2002 and 2001, are as follows:

Contractual	2002	2001
Financial instruments whose contract amounts represent credit risk:
Standby letters of credit	$118,065	$86,161
Commitments to originate loans	389,190	360,690
Unused portion of home equity and credit card lines	242,705	164,714
Other unused commitments, principally commercial lines of credit	353,092	424,945

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Susquehanna’s estimated fair value information about financial instruments is presented below. Some of this information is presented whether it is recognized in the Consolidated Balance Sheets or not, and if it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets.

Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, Susquehanna’s ability to actually realize these derived values cannot be assured.

The estimated fair values disclosed herewith may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings as well as certain financial instruments such as leases.

Susquehanna also has several intangible assets which are not included in the fair value disclosures such as customer lists and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

Deposits. The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date. The carrying value of variable rate time deposits represents a reasonable estimate of fair value. The fair value of fixed rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity. Discount rates are calculated using the U.S. Treasury yield curve.

Short-Term Borrowings. The carrying amounts reported in the balance sheet represent a reasonable estimate of fair value since these liabilities mature in less than one year.

FHLB Borrowings, Vehicle Financing, and Long-Term Debt. Fair values were based upon quoted rates of similar instruments issued by banking companies with similar credit ratings.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters of credit is deemed to be the same as their carrying value.

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$156,320	$156,320	$149,233	$149,233
Short-term investments	52,636	52,636	88,565	88,565
Investment securities	1,126,407	1,126,407	1,021,091	1,021,091
Loans and leases, net of unearned income	3,830,953	3,877,975	3,519,498	3,581,495
Liabilities:
Deposits	3,831,315	3,870,975	3,484,331	3,520,173
Short-term borrowings	266,724	266,732	169,803	169,803
FHLB borrowings	543,166	571,479	570,580	578,333
Vehicle financing	31,304	31,010	171,462	170,587
Long-term debt	180,000	186,238	105,000	109,919

15. BENEFIT PLANS

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31 is as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$40,748	$38,436	$3,877	$3,604
Service cost	1,893	2,015	150	137
Interest cost	3,150	2,788	290	273
Plan participants’ contributions	0	0	168	147
Amendments	27	402	0	0
Actuarial (gain)/loss	7,070	(501)	341	(64)
Benefits paid	(1,984)	(2,392)	(357)	(220)
Curtailments/settlements	(438)	0	0	0

Benefit obligation at end of year	$50,466	$40,748	$4,469	$3,877

Change in Plan Assets
Fair value of plan assets at beginning of year	$40,506	$44,870	$0	$0
Actual return on plan assets	(1,647)	(2,043)	0	0
Employer contributions	8,083	71	189	73
Plan participants’ contributions	0	0	168	147
Benefits paid	(2,421)	(2,392)	(357)	(220)

Fair value of plan assets at end of year	$44,521	$40,506	$0	$0

Funded status	$(5,945)	$(241)	$(4,469)	$(3,877)
Unrecognized net actuarial (gain) loss	10,940	(1,329)	(647)	(1,009)
Unrecognized prior service cost	(1,300)	(1,561)	316	364
Unrecognized transition asset	(278)	(345)	1,138	1,251

Prepaid/(accrued) benefit cost	$3,417	$(3,476)	$(3,662)	$(3,271)

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Components of Net Periodic Benefit Expense/(Income)
Service cost	$1,893	$2,015	$1,790	$150	$137	$141
Interest cost	3,150	2,788	2,737	290	273	250
Expected return on plan assets	(3,562)	(3,967)	(4,202)	0	0	0
Amortization of prior service cost	(235)	(235)	(269)	48	46	46
Amortization of transition asset	(68)	(68)	(68)	113	113	113
Amortization of net actuarial gain	11	(324)	(796)	(21)	(9)	(46)

Net periodic benefit expense/(income)	$1,189	$209	$(808)	$580	$560	$504

Weighted-Average Assumptions at Year-End
Discount rate	6.75%	7.25%	8.00%	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The plan assets were invested principally in U.S. Government securities and listed stocks and bonds including 59,975 and 56,231 shares of Susquehanna common stock at December 31, 2002 and 2001, respectively.

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,446 in 2002, $1,253 in 2001, and $1,169 in 2000.

Stock-based Compensation. Susquehanna offers an Employee Stock Purchase Plan (“ESPP”), which allows employees to purchase Susquehanna common stock up to 5% of their salary at a discount to the market price through payroll deductions.

On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. (“Cardinal”), a Pennsylvania bank holding company. Cardinal, prior to the merger with Susquehanna, had issued 135,099 Stock Purchase Options to the members of Cardinal’s Board of Directors. Susquehanna succeeded Cardinal as a party to the options as a result of the merger. The option prices range from a low of $6.897 to a high of $10.25.

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1997 under which Susquehanna may grant options to its employees and directors for up to 2,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company’s stock on the date of grant, and an option’s maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four, and five. The option prices range from a low of $13.00 to a high of $24.75.

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year:	1,602,747	$16.33	1,470,529	$15.90	1,094,625	$16.76
Granted	248,500	23.87	242,251	17.25	382,500	13.31
Forfeited	35,387	16.31	34,209	15.89	2,500	13.31
Exercised	79,317	12.96	75,824	11.08	4,096	6.90

Outstanding at end of year	1,736,543	$17.56	1,602,747	$16.33	1,470,529	$15.90

Outstanding at end of year:
Granted prior to 2000	924,417	$17.50	1,001,621	$17.21	1,090,529	$16.79
Granted 2000	334,125	13.31	363,750	13.31	380,000	13.31
Granted 2001	231,001	17.25	237,376	17.25	0	0.00
Granted 2002	247,000	23.87	0	0.00	0	0.00

Outstanding at end of year	1,736,543	$17.57	1,602,747	$16.33	1,470,529	$15.90

Options exercisable at year-end:
Granted prior to 2000	670,165	$16.52	758,807	$15.64	427,599	$12.62
Granted 2000	0	0.00	0	0.00	0	0.00
Granted 2001	0	0.00	0	0.00	0	0.00
Granted 2002	0	0.00	0	0.00	0	0.00

Options exercisable at year-end	670,165	$16.52	758,807	$15.64	427,599	$12.62

Weighted average remaining contractual maturity of options outstanding at year-end:
Granted prior to 2000	4.8 years
Granted 2000	7.4 years
Granted 2001	8.4 years
Granted 2002	9.4 years
Total	6.4 years

16. SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY) CONDENSED BALANCE SHEETS

December 31	2002	2001
Assets
Cash in subsidiary bank	$98	$2,117
Investment in consolidated subsidiaries at equity in net assets	671,346	567,277
Other investment securities	14	2,690
Premises and equipment (net)	2,866	2,703
Other assets	29,769	9,592

Total assets	$704,093	$584,379

Liabilities
Long-term debt	$160,000	$85,000
Accrued taxes and expenses payable	10,238	5,843

Total liabilities	170,238	90,843

Equity
Common stock ($2 par value)	79,277	78,796
Surplus	62,858	57,986
Retained earnings	375,244	345,508
Accumulated other comprehensive income, net of taxes	16,476	12,009
Less: Treasury stock at cost	0	763

Total shareholders’ equity	533,855	493,536

Total liabilities and shareholders’ equity	$704,093	$584,379

SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY) CONDENSED STATEMENTS OF INCOME

Year ended December 31	2002	2001	2000
Income
Dividends from subsidiaries	$35,738	$68,821	$71,581
Interest, dividends, and gains on sales of investment securities	2,830	419	3,145
Interest and management fee from subsidiaries	39,995	37,506	22,840

Total income	78,563	106,746	97,566

Expenses
Interest expense	7,602	6,864	6,863
Other expenses	39,371	36,786	31,872

Total expenses	46,973	43,650	38,735

Income before taxes, and equity in undistributed income of subsidiaries	31,590	63,096	58,831
Income tax provision/(benefit)	655	421	(125)
Equity in undistributed income of subsidiaries	30,786	(6,959)	(3,994)

Net Income	$61,721	$55,716	$54,962

SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY) CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31	2002	2001	2000
Operating Activities
Net income	$61,721	$55,716	$54,962
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,660	666	1,409
Gain on sale of available for sale securities	(2,567)	0	0
Equity in undistributed income of subsidiaries	(30,786)	6,959	3,994
(Increase)/decrease in other assets	(362)	(282)	(3,553)
Increase/(decrease) in accrued expenses payable	2,360	960	(2,604)
Other, net	2,479	(956)	4,585

Net cash provided from operating activities	34,505	63,063	58,793

Investing Activities
Purchase of investment securities	0	0	(8)
Proceeds from the sale/maturities of investment securities	2,928	72	0
Capital expenditures	(757)	(547)	(2,699)
Net infusion of investment in subsidiaries	(82,923)	(33,125)	(25,879)

Net cash used for investing activities	(80,752)	(33,600)	(28,586)

Financing Activities
Proceeds from issuance of common stock	2,116	1,845	772
Proceeds from issuance of long-term debt	74,097	0	0
Dividends paid	(31,985)	(30,228)	(27,092)
Cash paid for treasury stock	0	0	(3,097)

Net cash (used for)/provided from financing activities	44,228	(28,383)	(29,417)

Net (decrease)/increase in cash and cash equivalents	(2,019)	1,080	790
Cash and cash equivalents at January 1	2,117	1,037	247

Cash and cash equivalents at December 31	$98	$2,117	$1,037

Cash in subsidiary bank at December 31	$98	$2,117	$1,037

17. EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

For the Year ended December 31	2002			2001			2000
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$61,721	39,496	$1.56	$55,716	39,263	$1.42	$54,962	39,262	$1.40
Effect of Diluted Securities:
Stock options outstanding		436			330			103

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$61,721	39,932	$1.55	$55,716	39,593	$1.41	$54,962	39,365	$1.40

18. REGULATORY RESTRICTIONS OF SUBSIDIARIES

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2002, approximately $17,400 was available for dividend distribution to Susquehanna in 2003 from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $11,200 and $3,100 at December 31, 2002 and 2001, respectively.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $30,600 and $41,600 at December 31, 2002 and 2001, respectively.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may lend to the parent company and its non-bank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits plus the allowance for loan and lease losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.

Susquehanna’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development, and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2002, these subsidiaries met their respective minimum net worth capital requirements.

19. CONTINGENT LIABILITIES

There are no material proceedings to which Susquehanna or any of our subsidiaries are a party or by which, to Susquehanna’s knowledge, we, or any subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or our subsidiaries involve routine ligitation incidental to the business of Susquehanna or the subsidiary involved and are not material in respect to the amount in controversy.

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31, 2002 and 2001, respectively, on those guarantees were $32,438 and $20,000.

20. ASSET SECURITIZATION AND SALE/LEASEBACK TRANSACTIONS

During the first quarter of 2002, Hann entered into a revolving securitization transaction (the “first-quarter transaction”) and, as of December 31, 2002, had sold beneficial interests in $71,500 in automobile leases and related vehicles at par to a wholly-owned qualified special purpose entity, (“QSPE”). From time to time, this QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances such purchases by borrowing funds in an amount up to $80,000 from a non-related, asset-backed commercial paper issuer, the lender, under a committed facility (subject to the satisfaction of certain conditions to additional loans). Hann continues to act as servicer for the sold portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. As the third-quarter transaction, the first-quarter transaction is accounted for as a sale under the guidelines of SFAS No. 140. Neither Hann nor Susquehanna provides recourse in the first-quarter transaction for credit losses. However, Susquehanna has reimbursement obligations to the lender under a letter of credit in an amount up to $20,000 if Auto Lenders breaches its obligations under the first-quarter transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles.

During the third quarter of 2002, Hann entered into a revolving securitization transaction (the “third-quarter transaction”) and, as of December 31, 2002, had sold beneficial interests in $79,000 in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, the QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200,000 from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. Hann continues to act as servicer for the sold portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The third-quarter transaction is accounted for as a sale under the guidelines of SFAS No. 140. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal, and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal, and fees due on the loans have been paid (although the servicing fee will continue to accrue).

In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors’ interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At December 31, 2002, this recorded interest was $4,000, of which $600 represents the original interest-only asset and a $3,400 subsequent increase in value which is recognized as other comprehensive income, net of taxes.

In December 2000, Hann sold the beneficial interest in $190,000 of automobiles subject to operating leases to a wholly-owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”) and the Lessor in turn leased the beneficial interests in the automobiles and operating leases back to the Lessee under a Master Lease Agreement that has an eight-year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. To support its obligations under the Master Lease Agreement, the Lessee pledges the beneficial interest in an additional $43,000 of automobile leases and related vehicles. The Lessee is expected to earn approximately $11,700 in other income over the term of the Master Lease Agreement, which includes $27,100 of estimated net rental income, or the difference between the operating lease payments received by the Lessee and the payments made by the Lessee under the Master Lease Agreement. The estimated net rental income will be partially offset by the amortization costs of approximately $15,400, which includes a $14,000 deferred loss on an interest rate swap which Susquehanna entered into in order to fix the return on the transaction while leases originated for the sale-leaseback were being held in a warehouse facility during the ten-month production period. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences which become applicable upon the occurrence of an “Early Amortization Event.” An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. This rating provision can be cured by Susquehanna obtaining a $34,300 letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction. After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement.

21. CAPITAL ADEQUACY

Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance sheet items are segmented into one of four broad-risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weight categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity reduced by excludable intangibles, while Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The following table illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

At December 31, 2002	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Required Ratio	4.00%	8.00%	4.00%
Citizens Bank of Southern Pennsylvania	10.54	11.74	6.69
Equity Bank	8.24	13.00	6.53
Farmers First Bank	10.11	11.16	8.81
Farmers & Merchants Bank and Trust	8.38	12.69	5.79
First American Bank of Pennsylvania	13.08	13.85	9.41
First Susquehanna Bank & Trust	10.27	11.36	7.45
Susquehanna Bank	8.08	11.86	6.51
WNB Bank	14.27	15.35	10.62
Total Susquehanna	10.29%	13.13%	8.60%
(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

PRICEWATERHOUSECOOPERS (Logo)

Report of Independent Accountants

Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (Susquehanna) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Susquehanna’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 1 and 8 to the consolidated financial statements, on January 1, 2002, Susquehanna adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/S/    Signature of PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania

January 21, 2003

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001, are as follows:

Dollars in thousands, except per share data
	2002
Quarter Ended	Dec 31	Sep 30	Jun 30	Mar 31
Interest income	$78,423	$79,128	$80,450	$78,712
Interest expense	30,555	31,941	32,694	34,284

Net interest income	47,868	47,187	47,756	44,428
Provision for loan and lease losses	3,585	2,372	2,434	2,273

Net interest income after provision for loan and lease losses	44,283	44,815	45,322	42,155

Other income	23,666	23,660	22,414	24,411
Other expenses	45,718	45,758	45,100	45,087

Income before income taxes	22,231	22,717	22,636	21,479
Applicable income taxes	6,825	6,842	7,017	6,659

Net income	$15,406	$15,875	$15,619	$14,820

Earnings per common share: Basic	$0.39	$0.40	$0.40	$0.38
Diluted	0.39	0.40	0.39	0.37

	2001
Quarter Ended	Dec 31	Sep 30	Jun 30	Mar 31
Interest income	$83,386	$86,683	$84,833	$86,393
Interest expense	38,517	42,756	42,296	45,482

Net interest income	44,869	43,927	42,537	40,911
Provision for loan and lease losses	1,891	1,740	1,833	1,846

Net interest income after provision for loan and lease losses	42,978	42,187	40,704	39,065

Other income	21,660	20,796	21,191	20,519
Other expenses	43,215	42,054	41,287	41,207

Income before income taxes	21,423	20,929	20,608	18,377
Applicable income taxes	6,748	6,592	6,400	5,881

Net income	$14,675	$14,337	$14,208	$12,496

Earnings per common share: Basic	$0.37	$0.36	$0.36	$0.32
Diluted	0.37	0.36	0.36	0.32

MARKET FOR SUSQUEHANNA BANCSHARES, INC. CAPITAL STOCK

Since November 5, 1985, Susquehanna common stock has been listed for quotation on the National Association of Securities Dealers National Market System. Set forth below are the high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq National Market System for the years 2002 and 2001.

	2002		2001
	Market Price	Quarterly Dividend	Market Price	Quarterly Dividend
First Quarter	$25.42–$20.10	$0.20	$18.88–$15.00	$0.19
Second Quarter	$26.00–$21.35	$0.20	$20.81–$16.25	$0.19
Third Quarter	$24.25–$17.25	$0.20	$22.83–$18.15	$0.19
Fourth Quarter	$23.32–$19.95	$0.21	$22.24–$19.95	$0.20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There has been no change in Susquehanna’s principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope, or procedures.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF SUSQUEHANNA BANCSHARES, INC.

Certain portions of the information required by this Item will be included in the 2003 Proxy Statement in the Election of Directors section and the Director and Executive Officer Compensation section, each of which sections is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2003 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED SHAREHOLDER MATTERS

The information required by this Item will be included in the 2003 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section and the Director and Executive Officer Compensation—Equity Plan Compensation Information section, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the 2003 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 6, 2003, was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements: See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).
	(2)	Financial Statement Schedules: Not applicable.
	(3)	Exhibits: A list of the Exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits.

(b)	Report on Form 8-K:

	(1)	Susquehanna filed a Current Report on Form 8-K on October 23, 2002, announcing its financial results for its third quarter ended September 30, 2002, filed pursuant to Item 5.

	(2)	Susquehanna filed a Current Report on Form 8-K on October 28, 2002, announcing its pursuit of a $75 million subordinated note, filed pursuant to Item 9.

	(3)	Susquehanna filed a Current Report on Form 8-K on October 29, 2002, containing information made in a presentation by Susquehanna, filed pursuant to Item 5.

(4)

Susquehanna filed a Current Report on Form 8-K on November 5, 2002, announcing the completion of a private placement of $75 million aggregate principal amount of 6.05% subordinated notes due November 1, 2012, filed pursuant to Item 5.

(c)	Exhibits.

	(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1   Stock Purchase Agreement by and among Susquehanna Bancshares, Inc., Susquehanna Acquisition, LLC, The Addis Group, Inc. and F. Scott Addis, William D. Rhodes III, and Peter R. Unger, dated April 30, 2002, including the First Amendment to Stock Purchase Agreement, between the same parties, dated June 28, 2002, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. Schedules to this Agreement and Amendment are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)

3.1   Articles of Incorporation: Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992, and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2 By-laws: Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)

Instruments defining the rights of security holders, including indentures: The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments which are incorporated herein by reference.

4.1 Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2   Indenture dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.3 Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003, is filed herewith as Exhibit 4.5.

4.4   Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	(10)	Material Contracts.

10.1 Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000, and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999, and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

10.2 Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.3

Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.4

Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998, is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. *

10.5

Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.6

2002 Amended Servicing Agreement dated January 1, 2002, between Boston Service Company, Inc., t/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is filed herewith as Exhibit 10.6.

10.7

Guaranty Agreement dated December 31, 2001, by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.8

Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003, are filed herewith as Exhibit 10.8.*

10.9

 Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003, are filed herewith as Exhibit 10.9.*

10.10

Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003, are filed herewith as Exhibit 10.10.*

10.11	Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, are filed herewith as Exhibit 10.11.*

10.12

Employment Agreement between Boston Service Company, Inc., t/a Hann Financial Service Corp., and Michael J. Wimmer, dated February 1, 2000, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.13

Consulting Agreement between Susquehanna and Robert S. Bolinger, dated June 4, 2001, is incorporated by reference to Exhibit 10(xiii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14

Guaranty Agreement, dated March 11, 2002, by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(xiv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15

Residual Interest Agreement, dated May 17, 2002, by and between Sovereign Bank and Susquehanna Bancshares, Inc. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-K for the quarterly period ended June 30, 2002.

10.16

Purchase Agreement, dated as of June 29, 2001, between Boston Service Company, Inc., d/b/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.17

Irrevocable Standby Letter of Credit No. 1, dated June 29, 2001, of Susquehanna Bancshares, Inc. for the account of HAL Warehouse Funding 2001 LLC, including Amendment No. 1 thereto, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.18

Purchase Agreement, dated as of March 11, 2002, between Boston Service Company, Inc., d/b/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.19

Irrevocable Standby Letter of Credit No. 2, dated March 11, 2002, of Susquehanna Bancshares, Inc. in favor of Galleon Capital Corporation for the account of HAL Warehouse Funding 2002-LLC is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.20

The Stock Purchase Option of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997, are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, and 99.5, respectively, of Susquehanna’s Registration Statement on Form 3-8, Registration No. 333-85655.

	(21)	Subsidiaries of the registrant: Filed herewith.

	(23)	Consent of PricewaterhouseCoopers LLP: Filed herewith.

	(99)	Additional Exhibits:

		99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements is filed herewith as Exhibit 99.1.

(d)		Financial Statement Schedule. None Required.
*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

Dated: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Reuter (William J. Reuter)	President, Chairman of Board, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ Drew K. Hostetter (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ Robert S. Bolinger (Robert S. Bolinger)	Director	March 26, 2003

/s/ Chloé R. Eichelberger (Chloé R. Eichelberger)	Director	March 26, 2003

/s/ James G. Apple (James G. Apple)	Director	March 26, 2003

/s/ Wayne E. Alter, Jr. (Wayne E. Alter, Jr.)	Director	March 26, 2003

/s/ John M. Denlinger (John M. Denlinger)	Director	March 26, 2003

/s/ Owen O. Freeman, Jr. (Owen O. Freeman, Jr.)	Director	March 26, 2003

/s/ Henry H. Gibbel (Henry H. Gibbel)	Director	March 26, 2003

/s/ William B. Zimmerman (William B. Zimmerman)	Director	March 26, 2003

/s/ T. Max Hall (T. Max Hall)	Director	March 26, 2003

/s/ M. Zev Rose (M. Zev Rose)	Director	March 26, 2003

/s/ C. William Hetzer, Jr. (C. William Hetzer, Jr.)	Director	March 26, 2003

/s/ Guy W. Miller, Jr. (Guy W. Miller, Jr.)	Director	March 26, 2003

/s/ George J. Morgan (George J. Morgan)	Director	March 26, 2003

/s/ Roger V. Wiest (Roger V. Wiest)	Director	March 26, 2003

/s/ Bruce A. Hepburn (Bruce A. Hepburn)	Director	March 26, 2003

CERTIFICATIONS

I, William J. Reuter, certify that:

1.	I have reviewed this annual report on Form 10-K of Susquehanna Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ WILLIAM J. REUTER
William J. Reuter
Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS, continued

I, Drew K. Hostetter, certify that:

1.	I have reviewed this annual report on Form 10-K of Susquehanna Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Drew K. Hostetter Drew K. Hostetter Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:

2.1

Stock Purchase Agreement by and among Susquehanna Bancshares, Inc., Susquehanna Acquisition, LLC, The Addis Group, Inc. and F. Scott Addis, William D. Rhodes III, and Peter R. Unger, dated April 30, 2002, including the First Amendment to Stock Purchase Agreement, between the same parties, dated June 28, 2002, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. Schedules to this Agreement and Amendment are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)	3.1

Articles of Incorporation: Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992, and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws: Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)

Instruments defining the rights of security holders including indentures: The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2

Indenture dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003, is filed herewith as Exhibit 4.5.

4.4

Registration Rights Agreement dated as of November 4, 2002, by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

(10)	Material Contracts:

10.1

Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999, and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.2

Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.3

Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.4

Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.5

Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.6	2002 Amended Servicing Agreement dated January 1, 2002, between Boston Service Company, Inc., t/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is filed herewith as Exhibit 10.6.

10.7

Guaranty Agreement dated December 31, 2001, by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.8

Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003, are filed herewith as Exhibit 10.8.*

10.9

Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003, are filed herewith as Exhibit 10.9.*

10.10

Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003, are filed herewith as Exhibit 10.10.*

10.11

Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, are filed herewith as Exhibit 10.11.*

10.12

Employment Agreement between Boston Service Company, Inc., t/a Hann Financial Service Corp., and Michael J. Wimmer, dated February 1, 2000, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.13

Consulting Agreement between Susquehanna and Robert S. Bolinger, dated June 4, 2001, is incorporated by reference to Exhibit 10(xiii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14

Guaranty Agreement, dated March 11, 2002, by Michael J. Wimmer in favor of Boston Service Company, Inc. is incorporated by reference to Exhibit 10(xiv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15

Residual Interest Agreement dated May 17, 2002, by and between Sovereign Bank and Susquehanna Bancshares, Inc. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-K for the quarterly period ended June 30, 2002.

10.16

Purchase Agreement, dated as of June 29, 2001, between Boston Service Company, Inc., d/b/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.17

Irrevocable Standby Letter of Credit No. 1, dated June 29, 2001, of Susquehanna Bancshares, Inc. for the account of HAL Warehouse Funding 2001 LLC, including Amendment No. 1 thereto, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.18

Purchase Agreement, dated as of March 11, 2002, between Boston Service Company, Inc., d/b/a Hann Financial Service Corp., and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.19

Irrevocable Standby Letter of Credit No. 2, dated March 11, 2002, of Susquehanna Bancshares, Inc. in favor of Galleon Capital Corporation for the account of HAL Warehouse Funding 2002-LLC is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2002.

10.20

The Stock Purchase Option of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997, are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, and 99.5, respectively, of Susquehanna’s Registration Statement on Form 3-8, Registration No. 333-85655.

(21)	Subsidiaries of the registrant: Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP: Filed herewith.

(99)	Additional Exhibits:

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements is filed herewith as Exhibit 99.1.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.