Form 10-Q
period 2003-03-31
SUSQUEHANNA BANCSHARES INC
filed 2003-05-13
CIK 700863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-10674

Susquehanna Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2201716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 North Cedar St., Lititz, Pennsylvania	17543
(Address of Principal Executive Offices)	(Zip Code)

(717) 626-4721

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

39,675,183 shares of common stock, par value $2.00 per share, as of May 1, 2003.

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

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31 2003	December 31 2002	March 31 2002
ASSETS
Cash and due from banks	$176,199	$156,320	$109,553
Short-term investments:
Restricted	35,843	30,611	32,302
Unrestricted	24,979	22,025	16,595

Total short-term investments	60,822	52,636	48,897

Investment securities available for sale, at fair value	1,276,369	1,122,230	1,054,344
Investment securities held to maturity, at amortized cost (Fair values of $3,341, $4,177 and $1,734)	3,341	4,177	1,734
Loans and leases, net of unearned income	3,832,706	3,830,953	3,626,790
Less: Allowance for loan and lease losses	40,281	39,671	38,532

Net loans and leases	3,792,425	3,791,282	3,588,258

Premises and equipment (net)	60,642	60,108	59,544
Accrued income receivable	19,994	20,579	21,301
Bank-owned life insurance	126,437	125,127	121,690
Goodwill	54,897	54,897	43,496
Intangible assets with finite lives	4,842	4,998	5,455
Other assets	146,752	152,293	111,665

Total assets	$5,722,720	$5,544,647	$5,165,937

LIABILITIES
Deposits:
Demand	$641,096	$601,272	$530,406
Interest-bearing demand	1,187,020	1,137,875	927,232
Savings	490,592	470,317	457,368
Time	1,289,449	1,300,445	1,315,484
Time of $100 or more	331,182	321,406	291,256

Total deposits	3,939,339	3,831,315	3,521,746

Short-term borrowings	306,935	266,724	222,180
FHLB borrowings	605,413	543,166	570,491
Vehicle financing	10,795	31,304	143,212
Long-term debt	145,000	180,000	105,000
Accrued interest, taxes, and expenses payable	37,838	40,314	41,148
Deferred taxes	93,690	95,478	44,053
Other liabilities	46,065	22,491	20,403

Total liabilities	5,185,075	5,010,792	4,668,233

SHAREHOLDERS' EQUITY
Common stock
Authorized: 100,000,000 ($2.00 par value) Issued: 39,675,183 at March 31, 2003; 39,638,447 at December 31, 2002; and 39,398,190 at March 31, 2002	79,350	79,277	78,796
Surplus	63,277	62,858	57,971
Retained earnings	382,990	375,244	352,459
Accumulated other comprehensive income, net of taxes of $6,477, $8,662 and $4,782, respectively	12,028	16,476	8,880
Less: Treasury stock, (none, none, and 28,534 common shares at cost, respectively)	0	0	402

Total shareholders’ equity	537,645	533,855	497,704

Total liabilities and shareholders’ equity	$5,722,720	$5,544,647	$5,165,937

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
(Dollars in thousands, except per share)	2003	2002
INTEREST INCOME
Interest and fees on loans and leases	$61,894	$64,288
Interest on investment securities: Taxable	11,669	13,283
Tax-exempt	462	704
Interest on short-term investments	164	437

Total interest income	74,189	78,712

INTEREST EXPENSE
Interest on deposits:
Interest-bearing demand	2,677	2,906
Savings	610	1,077
Time	13,965	17,766
Interest on short-term borrowings	697	675
Interest on FHLB borrowings	6,038	7,261
Interest on vehicle financing	141	2,606
Interest on long-term debt	2,782	1,993

Total interest expense	26,910	34,284

Net interest income	47,279	44,428
Provision for loan and lease losses	2,705	2,273

Net interest income after provision for loan and lease losses	44,574	42,155

NON-INTEREST INCOME
Service charges on deposit accounts	4,466	3,843
Vehicle origination and servicing fees	7,003	7,032
Merchant credit card fees	0	3,727
Asset management fees	2,286	2,452
Income from fiduciary-related activities	1,522	1,251
Gain on sale of loans and leases	2,538	1,412
Income from bank-owned life insurance	1,642	1,718
Commissions on insurance sales	2,380	0
Other operating income	3,566	2,835
Investment security gains/(losses)	90	141

Total non-interest income	25,493	24,411

NON-INTEREST EXPENSE
Salaries and employee benefits	22,354	19,639
Net occupancy expense	3,521	3,098
Furniture and equipment expense	2,200	2,075
Amortization of intangible assets	157	168
Vehicle residual value expense	1,418	1,665
Vehicle delivery and preparation expense	2,894	1,562
Merchant credit card servicing expense	0	3,647
Other operating expenses	14,232	13,233

Total non-interest expense	46,776	45,087

Income before income taxes	23,291	21,479
Provision for income taxes	7,220	6,659

NET INCOME	$16,071	$14,820

Per share information:
Basic earnings	$0.41	$0.38
Diluted earnings	$0.40	$0.37
Cash dividends	$0.21	$0.20
Average shares outstanding: Basic	39,656	39,349
Diluted	39,891	39,656

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Three months ended March 31,	2003	2002
OPERATING ACTIVITIES:
Net income	$16,071	$14,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,250	3,113
Provision for loan and lease losses	2,705	2,273
Gain on securities transactions	(90)	(141)
Deferred income taxes	1,788	256
Gain on sale of loans	(2,538)	(1,412)
(Gain)/loss on sale of other real estate owned	(64)	55
Mortgage loans originated for sale	(51,019)	(25,531)
Sale of mortgage loans originated for sale	48,701	31,802
Leases acquired/originated for sale	(78,501)	(79,415)
Sale of leases acquired/originated for sale	78,501	80,215
(Increase)/decrease in accrued interest receivable	585	(33)
Decrease in accrued interest payable	(3,518)	(2,940)
Increase in accrued expenses and taxes payable	1,043	7,436
Other, net	26,853	31,882

Net cash provided by operating activities	45,767	62,380

INVESTING ACTIVITIES:
Net (increase)/decrease in restricted short-term investments	(5,232)	9,282
Proceeds from the sale of available-for-sale securities	13,333	6,003
Proceeds from the maturities, calls, and principal repayments of available-for-sale securities	273,638	82,945
Purchase of available-for-sale securities	(448,435)	(130,176)
Net increase in loans and leases	(1,032)	(114,301)
Capital expenditures	(2,346)	(473)

Net cash used for investing activities	(170,074)	(146,720)

FINANCING ACTIVITIES:
Net increase in deposits	108,024	38,907
Net increase in short-term borrowings	40,211	52,377
Net increase/(decrease) in FHLB borrowings	62,247	(89)
Net decrease in vehicle financing	(20,509)	(69,398)
Repayment of long-term debt	(35,000)	0
Proceeds from issuance of common stock	492	346
Dividends paid	(8,325)	(7,869)

Net cash provided by financing activities	147,140	14,274

Net increase/(decrease) in cash and cash equivalents	22,833	(70,066)
Cash and cash equivalents at January 1	178,345	196,214

Cash and cash equivalents at March 31	$201,178	$126,148

Cash and cash equivalents:
Cash and due from banks	$176,199	$109,553
Unrestricted short-term investments	24,979	16,595

Cash and cash equivalents at March 31	$201,178	$126,148

The accompanying notes are an integral part of these consolidated financial statements.

Interest paid on deposits, short-term borrowings, and long-term debt was $30,428 in 2003 and $37,224 in 2002. An income tax refund of $2,608 was received in 2003, and an income tax refund of $9,294 was received in 2002. Amounts transferred to other real estate owned were $540 in 2003 and $710 in 2002.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data) Three months ended March 31	COMMON STOCK	SURPLUS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL EQUITY
Balance—January 1, 2002	$78,796	$57,986	$345,508	$12,009	$(763)	$493,536
Comprehensive income:
Net income			14,820			14,820
Change in unrealized gain/(loss) on securities, net of taxes of $1,685 and reclassification adjustment of $141				(3,129)		(3,129)

Total comprehensive income			14,820	(3,129)		11,691
Common stock issued under employee benefit plans		(15)			361	346
Cash dividends paid:
Per common share of $0.20			(7,869)			(7,869)

Balance—March 31, 2002	$78,796	$57,971	$352,459	$8,880	$(402)	$497,704

Balance—January 1, 2003	$79,277	$62,858	$375,244	$16,476	$—	$533,855
Comprehensive income:
Net income			16,071			16,071
Change in unrealized gain/(loss) on securities, net of taxes of $1,771 and reclassification adjustment of $90				(3,287)		(3,287)
Change in unrealized gain/(loss) on recorded interest in securitized assets, net of taxes of $293				(1,161)		(1,161)

Total comprehensive income			16,071	(4,448)		11,623
Common stock issued under employee benefit plans (includes related tax benefit of $154)	73	419				492
Cash dividends paid:
Per common share of $0.21			(8,325)			(8,325)

Balance—March 31, 2003	$79,350	$63,277	$382,990	$12,028	$—	$537,645

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2003 and 2002.

The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 40 through 44 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003, Susquehanna had variable interests in securitization trusts. All but one of these trusts are qualifying special purpose entities, which are exempt from the consolidation requirements of FIN 46. For the trust that is not a qualifying special purpose entity, Susquehanna is currently assessing the impact, if any, the interpretation will have on this trust, which holds auto leases with a remaining balance of $139,000 at March 31, 2003.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INVESTMENT SECURITIES

The amortized costs and fair values of securities are as follows:

	March 31, 2003		December 31, 2002
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$1,201	$1,289	$1,201	$1,304
U.S. Government agencies	42,152	42,350	66,591	67,003
State & municipal	32,902	34,026	41,100	42,365
Mortgage-backed	1,148,519	1,161,347	961,341	978,861
Corporates	2	2	0	0
Equities	37,318	37,355	32,664	32,697

	1,262,094	1,276,369	1,102,897	1,122,230

Held-to-maturity:
State & municipal	3,341	3,341	4,177	4,177

	3,341	3,341	4,177	4,177

Total investment securities	$1,265,435	$1,279,710	$1,107,074	$1,126,407

LOANS AND LEASES

Loans and leases, net of unearned income at March 31, 2003 and December 31, 2002, were as follows:

	March 31, 2003	December 31, 2002
Commercial, financial, and agricultural	$513,125	$478,181
Real estate—construction	454,073	456,663
Real estate secured—residential	1,255,962	1,246,939
Real estate secured—commercial	973,640	988,633
Consumer	334,962	343,537
Leases	300,944	317,000

Total loans and leases	$3,832,706	$3,830,953

Net investment in direct financing leases is as follows:
Minimum lease payments receivable	$173,355	$175,378
Estimated residual value of leases	159,348	176,329
Unearned income under lease contracts	(31,759)	(34,707)

Total leases	$300,944	$317,000

An analysis of impaired loans as of March 31, 2003 and December 31, 2002, is presented as follows:

	March 31, 2003	December 31, 2002
Impaired loans without a related reserve	$3,821	$4,300
Impaired loans with a reserve	2,549	6,114

Total impaired loans	$6,370	$10,414

Reserve for impaired loans	$709	$1,234

An analysis of impaired loans for the three month periods ended March 31, 2003 and 2002 is presented as follows:

	Three Months ended March 31,
	2003	2002
Average balance of impaired loans	$6,371	$10,107
Interest income on impaired loans (cash-basis)	17	40

BORROWINGS

	March 31, 2003	December 31, 2002
Short-term borrowings at March 31, 2003 and December 31, 2002, were as follows:
Securities sold under repurchase agreements	$266,869	$201,369
Federal funds purchased	39,200	57,225
Treasury tax and loan notes	866	8,130

Total short-term borrowings	$306,935	$266,724

Long-term debt at March 31, 2003 and December 31, 2002, was as follows:

Subsidiaries:
Term notes due July, 2003	$10,000	$10,000
Term notes due July, 2003	5,000	5,000
Term notes due July, 2004	5,000	5,000
Parent:
Senior notes due February, 2003	0	35,000
Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000

Total long-term debt	$145,000	$180,000

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EARNINGS-PER-SHARE

The following tables sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$16,071	39,656	$0.41	$14,820	39,349	$0.38
Effect of Diluted Securities:
Stock options outstanding		235	$0.01		307	$0.01

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$16,071	39,891	$0.40	$14,820	39,656	$0.37

STOCK-BASED COMPENSATION

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

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods. No stock options were granted nor ESPP shares purchased under the Plans during the three-month periods ended March 31, 2003 or 2002.

	For the three months ended March 31
	2003	2002
Net income, as reported	$16,071	$14,820
Deduct: Total stock-based employee compensation expense determinded under fair value based method for all awards, net of related tax effects	226	136

Pro forma net income	$15,845	$14,684

Earnings per share:
Basic—as reported	$0.41	$0.38
Basic—pro forma	$0.40	$0.37
Diluted—as reported	$0.40	$0.37
Diluted—pro forma	$0.40	$0.37

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Susquehanna Bancshares, Inc. and its subsidiaries are collectively referred to as “Susquehanna,” “we,” “us,” and “our.”

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations that could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers which could adversely impact our business;

•	continued relationships with major customers;

•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits and providing various financial services that may affect our profitability;

•	the inability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

Results of Operations

Summary of 2003 Compared to 2002

Net income for the first quarter of 2003 was $16.1 million, an 8.4% increase from net income of $14.8 million in the first quarter of 2002.

During the first quarter of 2003, Susquehanna’s net interest income and non-interest income continued to improve as they increased by 6.4% and 4.4%, respectively, from the first quarter of 2002. Non-interest income represented 35.0% of total revenues for the first quarter of 2003. Partially offsetting these improvements was a 3.7% increase in non-interest expenses from the first quarter of 2002 to the first quarter of 2003.

Diluted earnings per share (“EPS”) increased 8.1%, from $0.37 per share for the first quarter of 2002 to $0.40 per share for the first quarter of 2003. Return on average assets (“ROA”) was 1.18% for the first quarter of 2003 and 1.18% for the first quarter of 2002. Return on average equity (“ROE”) increased to 12.18% for the first quarter of 2003 from 12.11% for the first quarter of 2002.

The following discussion details the factors that contributed to these results.

Net Interest Income—Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which rose to a level of $47.3 million in the first quarter of 2003, compared to $44.4 million for the same period in 2002.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans and leases, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 65.0% for the quarter ended March 31, 2003 and 64.5% for the quarter ended March 31, 2002.

Net interest income for the first quarter of 2003 increased $2.9 million over the first quarter of 2002. Average earning assets in the first quarter of 2003 increased $363.2 million over the same period in 2002, with average loans and leases increasing $264.9 million, average investment securities increasing $132.9 million, and lower yielding, short-term investments decreasing $34.6 million. Average interest-bearing liabilities increased $240.0 million, with average interest-bearing deposits increasing $268.6 million, vehicle financing decreasing $138.2 million, and other debt increasing $109.7 million. Non-interest bearing demand deposits increased $73.8 million in the first quarter of 2003 over the first quarter of 2002. The increase in net interest income is primarily the result of the net increase in interest-earning assets. The net interest margin, however, experienced further compression and decreased to 3.88% in the first quarter of 2003 from 3.94% in the first quarter of 2002. The margin decrease can be attributed to the continuing decline in interest rates, as we are an asset-sensitive institution where assets reprice more quickly than liabilities.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan and lease portfolio. The purpose of the review is to assess credit quality, identify impaired loans and leases, analyze delinquencies, ascertain growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

As illustrated in Table 2, the provision was $2.7 million in the first quarter of 2003, an increase of $0.4 million from the same period in 2002. Net charge-offs were $2.1 million for the three-month period ended March 31, 2003 versus $1.4 million in the corresponding three-month period ended 2002. The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.05% at March 31, 2003 and 1.06% at March 31, 2002.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using information and assumptions that are often subject to rapid change. The review of the loan and lease portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and leases losses is adequate to meet probable future loan and lease losses at March 31, 2003. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2003.

Non-interest Income

Non-interest income increased $1.1 million, or 4.4%, from $24.4 million in the first quarter of 2002, to $25.5 million in the first quarter of 2003. This net increase is primarily the result of $2.4 million in commissions on insurance sales recognized in the first quarter of 2003 from The Addis Group, Inc. (“Addis”), which was acquired in June 2002; increased gains on the sale of loans and leases of $1.1 million; and increased service charges on deposit accounts of $0.6 million in response to the 20.9% increase in demand deposits. These comparative increases were partially offset by the absence of merchant credit card fees (we exited the merchant credit card business in September 2002) in 2003. Merchant credit card fees for the first quarter of 2002 were $3.7 million.

Non-interest income as a percentage of net interest income and non-interest income was 35.0% for the quarter ended March 31, 2003 compared with 35.5% for the comparable period of 2002.

Non-interest Expenses

Total non-interest expenses increased $1.7 million, or 3.7%, from $45.1 million in the first quarter of 2002 to $46.8 million in the first quarter of 2003.

The quarter-to-quarter net increase was primarily due to increases in salaries and benefits expense of 13.8%, or $2.7 million, and vehicle delivery and preparation expense of 85.3%, or $1.3 million. These comparative increases were partially offset by the absence of merchant credit card servicing expenses in 2003. Merchant credit card servicing expenses for the first quarter of 2002 were $3.6 million.

The increase in salaries and benefits expense primarily was due to the acquisition of Addis in June 2002, normal annual salary increases, and an increased sales force. Vehicle delivery and preparation expenses increased at Boston Service Company, Inc., t/a Hann Financial Service Corp., (“Hann”), due to Hann’s increased ability to remarket cars through retail channels rather than through auction, as well as the increased volume of cars coming off lease. This increased retail ability keeps the residual value expense at lower levels as the retail sale of off-lease vehicles yields higher prices than those sold at auction.

Income Taxes

Susquehanna’s effective tax rate for the first quarter of 2003 and the first quarter of 2002 was 31.0%.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1—DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

Interest rates and interest differential—taxable equivalent basis

	For the Three Month Period Ended March 31, 2003			For the Three Month Period Ended March 31, 2002
(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short—term investments	$60,109	$164	1.11	$94,706	$437	1.87
Investment securities:
Taxable	1,103,362	11,669	4.29	949,523	13,282	5.67
Tax—advantaged	40,527	711	7.12	61,487	1,083	7.14

Total investment securities	1,143,889	12,380	4.39	1,011,010	14,365	5.76

Loans and leases, (net):
Taxable	3,749,330	61,137	6.61	3,489,377	63,710	7.40
Tax—advantaged	54,924	1,165	8.60	49,932	889	7.22

Total loans and leases	3,804,254	62,302	6.64	3,539,309	64,599	7.40

Total interest—earning assets	5,008,252	$74,846	6.06	4,645,025	$79,401	6.93

Allowance for loan and lease losses	(40,037)			(38,243)
Other non—earning assets	551,959			500,718

Total assets	$5,520,174			$5,107,500

Liabilities
Deposits:
Interest—bearing demand	$1,156,866	$2,677	0.94	$918,984	$2,906	1.28
Savings	480,349	610	0.52	445,208	1,077	0.98
Time	1,612,614	13,965	3.51	1,617,015	17,766	4.46
Short—term borrowings	260,582	697	1.08	175,232	675	1.56
FHLB borrowings	548,652	6,038	4.46	577,246	7,261	5.10
Vehicle financing	19,782	141	2.89	157,986	2,606	6.69
Long—term debt	157,833	2,782	7.15	105,000	1,993	7.70

Total interest—bearing liabilities	4,236,678	$26,910	2.58	3,996,671	$34,284	3.48

Demand deposits	590,291			516,462
Other liabilities	158,190			97,905

Total liabilities	4,985,159			4,611,038

Equity	535,015			496,462

Total liabilities & shareholders' equity	$5,520,174			$5,107,500

Net interest income / yield on average earning assets		$47,936	3.88		$45,117	3.94

For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Financial Condition

Summary of 2003 compared to 2002

Total assets at March 31, 2003 were $5.7 billion, compared with $5.2 billion at March 31, 2002. Loans and leases increased from $3.6 billion at March 31, 2002 to $3.8 billion at March 31, 2003, while deposits increased from $3.5 billion at March 31, 2002 to $3.9 billion at March 31, 2003. Equity capital was $538 million at March 31, 2003, or $13.55 per share, compared to $498 million, or $12.64 per share, at March 31, 2002.

Risk Assets

Table 3 shows an increase in non-accrual loans and leases from $17.0 million at March 31, 2002 to $17.5 million at March 31, 2003. Loans and leases past due 90 days or more and still accruing decreased from $11.2 million at March 31, 2002 to $7.8 million at March 31, 2003. The percentage of non-performing assets to period-end loans and other real estate owned increased from .56% at March 31, 2002 to .71% at March 31, 2003. The percentage of loan and lease loss reserve to non-performing loans and leases was 227% at March 31, 2002 compared with 166% at March 31, 2003.

At March 31, 2003, Susquehanna had a restructured loan totaling $6.8 million with a long-time borrower. This loan, secured by a hotel facility in our market place, was classified as a potential problem loan at December 31, 2002. The borrower has been making interest-only payments and is not delinquent under the modified terms as of March 31, 2003.

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

The minimum Tier 1 capital ratio is 4%; Susquehanna’s ratio at March 31, 2003 was 10.25%. The minimum total capital (Tier 1 and 2) ratio is 8%; Susquehanna’s ratio at March 31, 2003 was 12.83%. The minimum leverage ratio is 4%; Susquehanna’s leverage ratio at March 31, 2003 was 8.62%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2—ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002
Balance—Beginning of period	$39,671	$37,698
Reserve transferred to third party guarantor	0	0
Additions charged to operating expenses	2,705	2,273

	42,376	39,971

Charge-offs	(2,651)	(2,002)
Recoveries	556	563

Net charge-offs	(2,095)	(1,439)

Balance—Period end	$40,281	$38,532

Net charge-offs as a percent of average loans and leases (annualized)	0.22%	0.16%
Allowance as a percent of period-end loans and leases	1.05%	1.06%
Average loans and leases	$3,804,254	$3,539,309
Period-end loans and leases	3,832,706	3,626,790

TABLE 3—RISK ASSETS

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Nonperforming assets:
Nonaccrual loans and leases	$17,474	$18,190	$16,976
Restructured accrual loans	6,833	0	0
Other real estate owned	3,104	3,151	3,248

Total nonperforming assets	$27,411	$21,341	$20,224

As a percent of period-end loans and leases and other real estate owned	0.71%	0.56%	0.56%
Loans and leases contractually past due 90 days and still accruing	$7,770	$8,208	$11,201

Item 3

Quantitative and Qualitative Disclosures about Market Risk

The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us.

In addition to general banking risks, we have other risks that are related to vehicle leasing, asset securitizations, and off-balance sheet financing that are discussed below.

Equity Market Price Risk

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

Liquidity Risk

Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity—the ability to meet the cash requirements of our customers and other financial commitments—is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources—purchased funds, repurchase agreements, and deposit accounts—enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2003, our bank subsidiaries had unused lines of credit available to them from various Federal Home Loan Banks totaling approximately $683 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $17.6 million at March 31, 2003. These maturing investments represented 1.4% of total investment securities. Unrestricted short-term investments amounted to $25.0 million and represent additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

Interest Rate Risk

Closely related to the management of liquidity is the management of interest rate risk. Interest rate risk management focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-earning assets and interest-bearing liabilities. It is our objective to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. In doing so, we endeavor to maximize earnings in an environment of changing interest rates. There is, however, a lag in maintaining the desired matching because the repricing of products occurs at varying time intervals.

We employ a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups—fixed rate, floating rate and those which reprice only at our discretion—we develop strategies that are designed to minimize exposure to interest rate fluctuations. We use gap and interest rate shock analyses to evaluate interest rate sensitivity at a given point in time. Periodic gap reports compare the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates. We also utilize an in-house simulation model that measures our exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates using one percent intervals.

Our policy, as approved by our Board of Directors, is to experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 100 basis point shock and an up 300 basis point shock. Any down rate shock scenario greater than 100 basis points is considered remote, as the current federal funds rate is only 1.25%.

At March 31, 2003, we continue to be an asset sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, we likely will experience additional compression in our net interest margin.

Vehicle Leasing Residual Value Risk

In the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey and access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a fixed schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

Background. Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. Hann holds the undivided beneficial interest in Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), formed by Hann in 1997 for the purpose of originating automobile leases and holding title to the related vehicles. Automobile leases originated by the Origination Trust are financed primarily in four ways:

•	asset securitization transactions;

•	sale-leaseback transactions;

•	agency arrangements with, and lease sales to, other financial institutions; and

•	other sources of funds, including internally generated sources.

Assets financed through the use of the first three methods generally are not reflected on Susquehanna’s consolidated balance sheet. As of March 31, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner: asset securitization transactions, $311 million; a sale-leaseback transaction, $139 million; and agency arrangements and lease sales, $662 million.

In comparison, as of March 31, 2003, Hann’s on-balance sheet, managed portfolio totaled $265 million. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and, in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions. In connection with its securitization transactions, Hann sells beneficial interests in automobile leases and related vehicles originated by the Origination Trust at par to a wholly-owned, qualified special purpose entity (each a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS No. 140. Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment and interest rate risk. Further, although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the PV Receivable recognized by Hann. As of March 31, 2003, the aggregate fair value of all such recorded PV Receivables in connection with Hann securitizations was $8.8 million.

Summary of Prior Years’ Securitization Transactions

During the third quarter of 2002, Hann entered into a revolving securitization transaction (the “third-quarter transaction”) and, as of March 31, 2003, had sold beneficial interests in $157.5 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, the QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”);

however, the lender is not committed to make loans to the QSPE. Hann continues to act as servicer for the sold portfolio and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The third-quarter transaction and subsequent purchases by the QSPE are accounted for as sales under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

During the first quarter of 2002, Hann entered into a revolving securitization transaction (the “first-quarter transaction”) and, as of March 31, 2003, had sold beneficial interests in $71.5 million in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, this QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances such purchases by borrowing funds in an amount up to $80.0 million from a non-related, asset-backed commercial paper issuer, the lender, under a committed facility (subject to the satisfaction of certain conditions to additional loans). Hann continues to act as servicer for the sold portfolio and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. Like the third-quarter transaction, the first-quarter transaction is accounted for as a sale under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse in the first-quarter transaction for credit losses. However, Susquehanna has reimbursement obligations to the lender under a letter of credit in an amount up to $20.0 million if Auto Lenders breaches its obligations under the first-quarter transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles.

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

The transaction documents for each of the first-quarter transaction and the third-quarter transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. Each transaction also provides that any assets that fail to meet the eligibility requirements set forth in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust. Further, with respect to the first-quarter transaction, the occurrence of certain negative events not directly related to the QSPE (such as the imposition of a tax or ERISA lien on Hann’s assets, the entry of a large uninsured judgment against Hann or the bankruptcy of Hann, Auto Lenders or Susquehanna) will be an event of default under the related loan agreement.

The initial recorded PV Receivable for the third-quarter transaction and subsequent purchases by the QSPE was $3.1 million and the fair value of this PV Receivable at March 31, 2003 was $3.2 million. The initial recorded PV Receivable for the first-quarter transaction was $1.2 million, and the fair value of this PV Receivable at March 31, 2003 was $2.5 million.

In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors’ interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At March 31, 2003, this recorded interest was $3.1 million of which $0.4 million represents the remaining interest-only asset and $2.7 million is a valuation adjustment which is recognized as other comprehensive income, net of taxes.

Sale-leaseback Transactions. In December 2000, Hann sold the beneficial interest in $190 million of automobiles subject to operating leases to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”) and the Lessor in turn leased the beneficial interests in the automobiles and operating leases back to the Lessee under a Master Lease Agreement that has an eight year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. To support its obligations under the Master Lease Agreement, the Lessee pledges the beneficial interest in an additional $43.0 million of automobile leases and related vehicles. The Lessee is expected to earn approximately $11.7 million in non-interest income over the term of the Master Lease Agreement, which includes $27.1 million of estimated net rental income, or the difference between the operating lease payments received by the Lessee and the payments made by the Lessee under the Master Lease Agreement. The estimated net rental income will be partially offset by the amortization costs of approximately $15.4 million, which includes a $14.0 million deferred loss on an interest rate swap, which Susquehanna entered into in order to fix the return on the transaction while leases originated for the sale-leaseback were being held in a warehouse facility during the ten-month production period. The transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. This rating provision can be cured by Susquehanna obtaining a $34.5 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction. After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement.

Agency Agreements and Lease Sales. Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gain or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee and, in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under SFAS No. 140.

Summary of Prior Year’s Agency Agreement

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, Susquehanna entered into a Residual Interest Agreement under which it guarantees Auto Lenders’ performance of its obligations to the new agency client. Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, Susquehanna will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, Susquehanna’s liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At March 31, 2003, the total residual value of the vehicles in the portfolio for this transaction was $47.3 million, and our maximum obligation under the Residual Interest Agreement at March 31, 2003, was $5.7 million.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of March 31, 2003. Under certain asset securitization transactions, Susquehanna has reimbursement obligations to lenders under letter of credit facilities if Auto Lenders breaches its obligations under the securitization transactions to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At March 31, 2003, Susquehanna would be obligated to make payments in an amount up to $40.5 million under these letters of credit upon a breach by Auto Lenders.

Under the existing sale-leaseback transaction, Susquehanna guarantees certain obligations of the lessee, which is a wholly-owned special purpose subsidiary of Hann. If Susquehanna fails to maintain its investment grade senior unsecured long-term debt ratings, then it must obtain a $34.5 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee. Under the agency arrangements, Susquehanna’s maximum obligation at March 31, 2003 was $5.7 million.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003, Susquehanna had variable interests in securitization trusts. All but one of these these trusts are qualifying special purpose entities, which are exempt from the consolidation requirements of FIN 46. For the trust that is not a qualifying special purpose entity, Susquehanna is currently assessing the impact, if any, the interpretation will have on this trust, which holds auto leases with a remaining balance of $139 million at March 31, 2003.

Item 4

Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 8, 2003 was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)	Reports on Form 8-K.

(i) On January 21, 2003, the Registrant filed a report on Form 8-K regarding its issuance of a press release announcing financial results for its fourth quarter and fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 13, 2003	/s/ WILLIAM J. REUTER
William J. Reuter Chairman, President and Chief Executive Officer

May 13, 2003	/s/ DREW K. HOSTETTER
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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ DREW K. HOSTETTER
Drew K. Hostetter Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

99.1	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements