Form 10-Q
period 2003-06-30
SUSQUEHANNA BANCSHARES INC
filed 2003-08-14
CIK 700863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

39,763,683 shares of common stock, par value $2.00 per share, as of July 31, 2003.

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

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30 2003	December 31 2002	June 30 2002
ASSETS
Cash and due from banks	$194,550	$156,320	$113,414
Short-term investments:
Restricted	51,926	30,611	31,149
Unrestricted	30,359	22,025	19,720

Total short-term investments	82,285	52,636	50,869

Investment securities available for sale, at fair value	1,244,577	1,122,230	1,038,522
Investment securities held to maturity, at amortized cost (Fair values of $3,434, $4,177 and $1,689)	3,434	4,177	1,689
Loans and leases, net of unearned income	3,898,938	3,830,953	3,737,178
Less: Allowance for loan and lease losses	40,329	39,671	39,148

Net loans and leases	3,858,609	3,791,282	3,698,030

Premises and equipment (net)	60,067	60,108	59,361
Accrued income receivable	18,510	20,579	21,521
Bank-owned life insurance	127,815	125,127	123,269
Goodwill	54,897	54,897	54,396
Intangible assets with finite lives	4,685	4,998	5,294
Other assets	139,901	152,293	110,892

Total assets	$5,789,330	$5,544,647	$5,277,257

LIABILITIES
Deposits:
Demand	$691,200	$601,272	$545,375
Interest-bearing demand	1,187,906	1,137,875	976,486
Savings	500,273	470,317	468,774
Time	1,262,671	1,300,445	1,317,126
Time of $100 or more	336,426	321,406	323,204

Total deposits	3,978,476	3,831,315	3,630,965

Short-term borrowings	341,906	266,724	219,003
FHLB borrowings	598,160	543,166	565,121
Vehicle financing	4,958	31,304	106,403
Long-term debt	145,000	180,000	105,000
Accrued interest, taxes, and expenses payable	32,217	40,314	51,474
Deferred taxes	99,012	95,478	50,662
Other liabilities	43,732	22,491	31,498

Total liabilities	5,243,461	5,010,792	4,760,126

SHAREHOLDERS’ EQUITY
Common stock
Authorized: 100,000,000 ($2.00 par value)
Issued: 39,757,469 at June 30, 2003; 39,638,447 at December 31, 2002; and 39,433,663 at June 30, 2002	79,515	79,277	78,867
Surplus	64,578	62,858	58,434
Retained earnings	390,972	375,244	360,204
Accumulated other comprehensive income, net of taxes of $5,860, $8,662, and $10,568, respectively	10,804	16,476	19,626

Total shareholders’ equity	545,869	533,855	517,131

Total liabilities and shareholders’ equity	$5,789,330	$5,544,647	$5,277,257

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share)	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans and leases	$60,942	$65,736	$122,835	$130,024
Interest on investment securities: Taxable	10,833	13,833	22,502	27,116
Tax-exempt	372	618	835	1,322
Interest on short-term investments	198	263	362	700

Total interest income	72,345	80,450	146,534	159,162

INTEREST EXPENSE
Interest on deposits:
Interest-bearing demand	2,466	3,002	5,143	5,908
Savings	599	1,103	1,209	2,180
Time	13,133	16,386	27,098	34,152
Interest on short-term borrowings	872	797	1,569	1,472
Interest on FHLB borrowings	5,598	7,418	11,636	14,679
Interest on vehicle financing	58	1,988	199	4,594
Interest on long-term debt	2,600	2,000	5,382	3,993

Total interest expense	25,326	32,694	52,236	66,978

Net interest income	47,019	47,756	94,298	92,184
Provision for loan and lease losses	2,175	2,434	4,880	4,707

Net interest income after provision for loan and lease losses	44,844	45,322	89,418	87,477

NON-INTEREST INCOME
Service charges on deposit accounts	4,825	4,207	9,290	8,050
Vehicle origination and servicing fees	7,567	6,864	14,570	13,896
Merchant credit card fees	0	2,740	0	6,467
Asset management fees	2,514	2,521	4,800	4,973
Income from fiduciary-related activities	1,427	1,247	2,949	2,498
Gain on sale of loans and leases	2,402	727	4,939	2,139
Income from bank-owned life insurance	1,433	1,630	3,075	3,348
Commissions on insurance sales	1,852	0	4,232	0
Other operating income	2,808	2,474	6,376	5,309
Investment security gains/(losses)	94	4	184	145

Total non-interest income	24,922	22,414	50,415	46,825

NON-INTEREST EXPENSES
Salaries and employee benefits	22,349	19,772	44,703	39,411
Net occupancy expense	3,379	3,077	6,900	6,175
Furniture and equipment expense	2,269	2,144	4,469	4,219
Amortization of intangible assets	157	158	313	326
Vehicle residual value expense	1,657	1,605	3,075	3,270
Vehicle delivery and preparation expense	2,691	2,046	5,585	3,608
Merchant credit card servicing expense	0	2,603	0	6,250
Other operating expenses	13,958	13,695	28,191	26,928

Total non-interest expenses	46,460	45,100	93,236	90,187

Income before income taxes	23,306	22,636	46,597	44,115
Provision for income taxes	6,992	7,017	14,212	13,676

NET INCOME	$16,314	$15,619	$32,385	$30,439

Per share information:
Basic earnings	$0.41	$0.40	$0.82	$0.77
Diluted earnings	$0.41	$0.39	$0.81	$0.77
Cash dividends	$0.21	$0.20	$0.42	$0.40
Average shares outstanding: Basic	39,689	39,398	39,673	39,373
Diluted	39,952	39,721	39,927	39,688

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Six months ended June 30,	2003	2002
OPERATING ACTIVITIES:
Net income	$32,385	$30,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,604	4,642
Provision for loan and lease losses	4,880	4,707
Gain on securities transactions	(184)	(145)
Deferred income taxes	6,644	6,353
Gain on sale of loans	(4,939)	(1,899)
Gain on sale of other real estate owned	(171)	(63)
Mortgage loans originated for sale	(120,526)	(52,294)
Sale of mortgage loans originated for sale	106,485	58,189
Leases acquired/originated for sale	(123,619)	(79,415)
Sale of leases acquired/originated for sale	123,619	80,215
(Increase) decrease in accrued interest receivable	2,069	(253)
Decrease in accrued interest payable	(3,621)	(1,824)
Increase (decrease) in accrued expenses and taxes payable	(403)	16,646
Other, net	29,763	(13,890)

Net cash provided by operating activities	63,986	51,408

INVESTING ACTIVITIES:
Net (increase) decrease in restricted short-term investments	(21,315)	10,435
Proceeds from the sale of available-for-sale securities	63,704	6,003
Proceeds from the maturities, calls, and principal repayments of available-for-sale securities	534,314	132,637
Purchase of available-for-sale securities	(734,864)	(147,868)
Net increase in loans and leases	(56,953)	(226,260)
Capital expenditures	(3,600)	(290)

Net cash used for investing activities	(218,714)	(225,343)

FINANCING ACTIVITIES:
Net increase in deposits	147,161	146,634
Net increase in short-term borrowings	75,182	49,200
Net increase (decrease) in FHLB borrowings	54,994	(5,459)
Net decrease in vehicle financing	(26,346)	(65,059)
Repayment of long-term debt	(35,000)	0
Proceeds from issuance of common stock	1,958	1,282
Dividends paid	(16,657)	(15,743)

Net cash provided by financing activities	201,292	110,855

Net increase (decrease) in cash and cash equivalents	46,564	(63,080)
Cash and cash equivalents at January 1	178,345	196,214

Cash and cash equivalents at June 30	$224,909	$133,134

Cash and cash equivalents:
Cash and due from banks	$194,550	$113,414
Unrestricted short-term investments	30,359	19,720

Cash and cash equivalents at June 30	$224,909	$133,134

The accompanying notes are an integral part of these consolidated financial statements.

Interest paid on deposits, short-term borrowings, and long-term debt was $55,857 and $68,703 in 2003 and 2002, respectively. Payments for income taxes totaled $3,033 in 2003 while an income tax refund of $9,200 was received in 2002. Amounts transferred to other real estate owned were $1,347 in 2003 and $1,327 in 2002.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data) Six months ended June 30	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance - January 1, 2002	$78,796	$57,986	$345,508	$12,009	$(763)	$493,536
Comprehensive income:
Net income			30,439			30,439
Change in unrealized gain/(loss) on securities, net of taxes of $3,844 and reclassification adjustment of $145				7,254		7,254
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $237				363		363

Total comprehensive income			30,439	7,617		38,056
Common stock issued under employee benefit plans	71	448			763	1,282
Cash dividends paid:
Per common share of $0.40			(15,743)			(15,743)

Balance - June 30, 2002	$78,867	$58,434	$360,204	$19,626	$0	$517,131

Balance - January 1, 2003	$79,277	$62,858	$375,244	$16,476	$0	$533,855
Comprehensive income:
Net income			32,385			32,385
Change in unrealized gain/(loss) on securities, net of taxes of ($3,110) and reclassification adjustment of $184				(5,775)		(5,775)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $387				103		103

Total comprehensive income			32,385	(5,672)		26,713
Common stock issued under employee benefit plans (includes related tax benefit of $350)	238	1,720				1,958
Cash dividends paid:
Per common share of $0.42			(16,657)			(16,657)

Balance - June 30, 2003	$79,515	$64,578	$390,972	$10,804	$0	$545,869

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1. ACCOUNTING POLICIES

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2003 and 2002.

The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 40 through 44 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Asset Securitizations

Susquehanna uses the securitization of financial assets as a source of funding. Hann Financial Service Corporation (“Hann”) holds the undivided beneficial interest in Hann Auto Trust, a Delaware statutory trust ( the “Origination Trust”), formed by Hann in 1997 for the purpose of originating automobile leases and holding title to the related vehicles. Hann sells beneficial interests in automobile leases and related vehicles originated by the Origination Trust at par to wholly owned, qualified special purpose entities (each a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS No. 140. Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the rights of each of the QSPE’s creditors. The value of this recorded receivable is subject to credit, prepayment, and interest rate risk.

During the third quarter of 2002, Hann entered into a revolving securitization transaction and, as of June 30, 2003, had sold beneficial interests in $192,900 in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, the QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200,000 from a non-related, asset-backed commercial paper issuer; however, the lender is not committed to make loans to the QSPE. Subsequent purchases by the QSPE are also accounted for as sales under the guidelines of SFAS No. 140.

During the first quarter of 2002, Hann entered into a revolving securitization transaction and, as of June 30, 2003, had sold beneficial interests in $65,900 in automobile leases and related vehicles at par to a wholly-owned QSPE. From time to time, this QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances such purchases by borrowing funds in an amount up to $80,000 from a non-related, asset-backed commercial paper issuer under a committed facility. Subsequent purchases by the QSPE are also accounted for as sales under the guidelines of SFAS No. 140.

Variable Interest Entity (VIE)

In December 2000, Hann sold and contributed the beneficial interest in $190,000 of automobiles subject to operating leases to a wholly owned special purpose subsidiary (“the Lessee”). The Lessee sold such beneficial interests to a lessor (“the Lessor”), and the Lessor in turn leased the beneficial interest in the automobiles and operating leases back to the Lessee under a Master Lease Agreement that has an eight-year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. The Lessor is a Delaware statutory trust and a VIE. The Lessor held the beneficial interest in auto leases with a remaining balance of $122,000 at June 30, 2003.

To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43,000 of automobile leases and related vehicles, which also were sold or contributed to the Lessee. At June 30, 2003, this amount was $47,017.

Under the sale-leaseback transaction, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, which become applicable upon the occurrence of an “Early Amortization Event”. After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, Susquehanna would be entitled to take depreciation deductions for tax purposes on the vehicles which were not substituted. Susquehanna believes that the occurrence of an Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that if the aggregate net proceeds of such sale are less than the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (1) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (2) $38,000. If the leases and related vehicles are worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38,000.

Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of June 30, 2003, Susquehanna had variable interests in securitization trusts. All but one of these trusts are qualifying special purpose entities, which are exempt from the consolidation requirements of FIN 46. For the trust that is not a qualifying special purpose entity, Susquehanna has determined that this entity will remain off-balance sheet under the guidelines of FIN 46.

In April 2003, the Financial Accounting Standards Board issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to include the occurrence or nonoccurrence of a specified event, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions to be applied prospectively. Adoption of this statement is not expected to have a significant impact on Susquehanna’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. Statement No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this statement has not had a significant impact on Susquehanna’s financial condition or results of operation.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

NOTE 2. INVESTMENT SECURITIES

The amortized costs and fair values of securities are as follows:

	June 30, 2003		December 31, 2002
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$1,201	$1,279	$1,201	$1,304
U.S. Government agencies	37,038	37,261	66,591	67,003
State & municipal	26,984	28,102	41,100	42,365
Mortgage-backed	1,129,491	1,138,484	961,341	978,861
Corporates	2	2	0	0
Equities	39,413	39,449	32,664	32,697

	1,234,129	1,244,577	1,102,897	1,122,230

Held-to-maturity:
State & municipal	3,434	3,434	4,177	4,177

	3,434	3,434	4,177	4,177

Total investment securities	$1,237,563	$1,248,011	$1,107,074	$1,126,407

NOTE 3. LOANS AND LEASES

Loans and leases, net of unearned income at June 30, 2003 and December 31, 2002, were as follows:

	June 30, 2003	December 31, 2002

Commercial, financial, and agricultural	$554,965	$478,181
Real estate - construction	472,685	456,663
Real estate secured - residential	1,231,315	1,246,939
Real estate secured - commercial	987,194	988,633
Consumer	335,925	343,537
Leases	316,854	317,000

Total loans and leases	$3,898,938	$3,830,953

Net investment in direct financing leases at June 30, 2003 and December 31, 2002 is as follows:
Minimum lease payments receivable	$171,019	$175,378
Estimated residual value of leases	177,571	176,329
Unearned income under lease contracts	(31,736)	(34,707)

Total leases	$316,854	$317,000

An analysis of impaired loans as of June 30, 2003 and December 31, 2002, is as follows:
Impaired loans without a related reserve	$1,086	$4,300
Impaired loans with a reserve	8,096	6,114

Total impaired loans	$9,182	$10,414

Reserve for impaired loans	$2,461	$1,234

An analysis of impaired loans for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Average balance of impaired loans	$7,506	$9,085	$6,939	$8,062
Interest income on impaired loans (cash-basis)	27	18	44	58

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

NOTE 4. BORROWINGS

	June 30, 2003	December 31, 2002

Short-term borrowings at June 30, 2003 and December 31, 2002, were as follows:
Securities sold under repurchase agreements	$308,427	$201,369
Federal funds purchased	$29,850	$57,225
Treasury tax and loan notes	3,629	8,130

Total short-term borrowings	$341,906	$266,724

Long-term debt at June 30, 2003 and December 31, 2002, was as follows:
Subsidiaries:
Term notes due July, 2003	$10,000	$10,000
Term notes due July, 2003	5,000	5,000
Term notes due July, 2004	5,000	5,000
Parent:
Senior notes due February, 2003	0	35,000
Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000

Total long-term debt	$145,000	$180,000

NOTE 5. EARNINGS-PER-SHARE (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share for the three months ended and six months ended June 30, 2003 and 2002.

	For the three months ended June 30
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$16,314	39,689	$0.41	$15,619	39,398	$0.40

Effect of Diluted Securities:
Stock options outstanding		263			323

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$16,314	39,952	$0.41	$15,619	39,721	$0.39

For the three months ended June 30, 2003 and 2002, average options to purchase 461 and 233 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

	For the six months ended June 30
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$32,385	39,673	$0.82	$30,439	39,373	$0.77

Effect of Diluted Securities:
Stock options outstanding		254			315

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$32,385	39,927	$0.81	$30,439	39,688	$0.77

For the six months ended June 30, 2003 and 2002, average options to purchase 748 and 229 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

NOTE 6. STOCK-BASED COMPENSATION

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

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transitions and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods. On May 21, 2003, 288 options were granted to employees and directors with an option price of $22.42 per share on the date of grant. In addition, on June 30, 2003, 20 shares were purchased under the ESPP at a price of $18.756 per share.

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Net income, as reported	$16,314	$15,619	$32,385	$30,439
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	170	162	364	298

Pro forma net income	$16,144	$15,457	$32,021	$30,141

Earnings per share:
Basic - as reported	$0.41	$0.40	$0.82	$0.77
Basic - pro forma	$0.41	$0.39	$0.81	$0.77

Diluted - as reported	$0.41	$0.39	$0.81	$0.77
Diluted - pro forma	$0.40	$0.39	$0.80	$0.76

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

Note 7. SECURITIZATION ACTIVITY

During 2002 and 2001, Susquehanna sold the beneficial interests in automobile leases in securitization transactions. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees approximating 1.0% of the outstanding balance and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna recognizes no servicing asset, as servicing income approximates servicing costs. The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna including securitization transactions.

	As of June 30				For the Six Months Ended June 30
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2003	2002	2003	2002	2003	2002
Total leases serviced	$1,439,324	$1,353,509	$2,982	$2,250	$264	$169
Less:
Leases securitized	341,714	179,082	210	102	88	3
Leases serviced for others (1)	861,791	799,074	2,508	1,610	106	98

Leases held in portfolio	$235,819	$375,353	$264	$538	$70	$68

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follow:

	Six Months Ended June 30
	2003	2002
Proceeds from lease securitizations	$115,584	$117,186
Amounts derecognized	123,619	79,415
Servicing fees received	1,359	801
Other cash flows received on retained interests	4,038	1,084

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (2)
Third quarter 2002 transaction - Interest-Only Strip
As of June 30, 2003	$6,100	33	0.10%	0.10%	1.96%
Decline in fair value of 10% adverse change			$10	$10	$34
Decline in fair value of 20% adverse change			20	20	68
First quarter 2002 transaction - Interest-Only Strip
As of June 30, 2003	2,697	24	0.10%	0.10%	1.52%
Decline in fair value of 10% adverse change			$3	$3	$8
Decline in fair value of 20% adverse change			6	6	16
2001 transaction - Interest-Only Strip
As of June 30, 2003	2,386	6	0.10%	0.10%	0.98%
Decline in fair value of 10% adverse change			$0	$0	$1
Decline in fair value of 20% adverse change			0	0	2

(1)	Amounts include the sale/leaseback transaction and agency arrangements.
(2)	The annual discount rate used is the interpolated Treasury swap rate as of the reporting date.

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

Results of Operations

Summary of 2003 Compared to 2002

Net income for the second quarter of 2003 was $16.3 million, a 4.5% increase from net income of $15.6 million in the second quarter of 2002. For the first six months of 2003, net income was $32.4 million, a 6.4% increase from net income for the same period during 2002.

During the second quarter of 2003, our net interest income decreased by 1.5%, to $47.0 million in 2003 from $47.8 million in 2002. Non-interest income continued to improve as it increased by 11.2%, to $24.9 million for the second quarter of 2003 from $22.4 million for the second quarter of 2002. Non-interest income represented 34.6% of total revenues for the second quarter of 2003 and 31.9% for the second quarter of 2002. Non-interest expenses increased 3.0%, to $46.5 million for the second quarter of 2003 from $45.1 million for the second quarter of 2002.

During the first six months of 2003, our net interest income increased by 2.3%, and non-interest income increased by 7.7%, from the comparable period in 2002. Non-interest income represented 34.8% of total revenues for the first six months of 2003 and 33.7% for the first six months of 2002. This improvement in net interest income and non-interest income was partially offset by a 3.4% increase in non-interest expenses from the comparable period in 2002.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Diluted Earnings per Share	$0.41	$0.39	$0.81	$0.77
Return on Average Assets	1.15%	1.20%	1.17%	1.19%
Return on Average Equity	12.14%	12.37%	12.16%	12.24%

The following discussion details the factors that contributed to these results.

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $47.0 million in the second quarter of 2003, from $47.8 million for the same period in 2002. For the six months ended June 30, 2003, net interest income was $94.3 million compared with $92.2 million for the same period in 2002.

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

Table 1 presents average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 65.4% for the quarter ended June 30, 2003 and 68.1% for the quarter ended June 30, 2002. Net interest income as a percentage of net interest income and other income was 65.2% for the six months ended June 30, 2003 and 66.3 for the six months ended June 30, 2002.

Net interest income for the second quarter of 2003 decreased $0.7 million over the second quarter of 2002. Average earning assets in the second quarter of 2003 increased $408.3 million over the same period in 2002, with average loans and leases increasing $156.3 million, average investment securities increasing $232.7 million, and lower yielding, short-term investments increasing $19.3 million. Average interest-bearing liabilities increased $296.4 million, with average interest-bearing deposits increasing $250.3 million, average vehicle financing decreasing $118.5 million, and average other debt increasing $164.5 million. In addition, average non-interest bearing demand deposits increased $88.8 million in the second quarter of 2003 over the second quarter of 2002. The decrease in net interest income is primarily the result of average yields on earning assets declining more than the average cost of deposits, as interest rates remain at their lowest level in decades. Since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, the net interest margin experienced further compression as interest rates declined and decreased to 3.69% in the second quarter of 2003 from 4.08% in the second quarter of 2002.

Net interest income for the six months ended June 30, 2003 increased $2.1 million compared to the same period in 2002. Average earning assets for the first six months of 2003 increased $385.9 million over the same period in 2002, with average loans and leases increasing $210.3 million, average investment securities increasing $183.1 million, and lower yielding, short-term investments decreasing $7.5 million. Average interest-bearing liabilities increased

$268.3 million, with average interest-bearing deposits increasing $259.4 million, average vehicle financing decreasing $128.3 million, and average other debt increasing $137.2 million. Average non-interest bearing demand deposits increased $81.3 million for the first six months of 2003 compared with the first six months of 2002. The increase in net interest income is primarily the result of the net increase in average interest-earning assets. The net interest margin, however, experienced further compression and decreased to 3.78% for the first six months of 2003 from 4.01% for the first six months of 2002, as we are an asset-sensitive institution in a declining interest rate environment.

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

As illustrated in Table 2, the provision was $2.2 million in the second quarter of 2003, a decrease of $0.3 million from the same period in 2002. Net charge-offs were $2.1 million for the three-month period ended June 30, 2003 versus $1.8 million in the corresponding three-month period ended 2002. The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.03% at June 30, 2003 and 1.05% at June 30, 2002

For the six months ended June 30, 2003, the provision was $4.9 million, an increase of $0.2 million over the $4.7 million provision for the first six months of 2003, while net charge-offs increased from $3.3 million in 2002 to $4.2 million in 2003.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using information and assumptions that are often subject to rapid change. The review of the loan and lease portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and leases losses is adequate to meet probable future loan and lease losses at June 30, 2003. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2003.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended June 30, 2003			For the Three Month Period Ended June 30, 2002
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$72,147	$198	1.10	$52,843	$263	2.00
Investment securities:
Taxable	1,213,515	10,833	3.58	958,583	13,833	5.79
Tax - advantaged	31,817	572	7.21	54,023	952	7.07

Total investment securities	1,245,332	11,405	3.67	1,012,606	14,785	5.86

Loans and leases, (net):
Taxable	3,794,545	60,311	6.38	3,645,093	65,110	7.16
Tax - advantaged	54,839	971	7.10	48,015	965	8.06

Total loans and leases	3,849,384	61,282	6.39	3,693,108	66,075	7.18

Total interest - earning assets	5,166,863	$72,885	5.66	4,758,557	$81,122	6.84

Allowance for loan and lease losses	(40,533)			(39,155)
Other non - earning assets	553,462			490,699

Total assets	$5,679,792			$5,210,101

Liabilities
Deposits:
Interest - bearing demand	$1,168,672	$2,466	0.85	$938,783	$3,003	1.28
Savings	497,769	599	0.48	467,067	1,103	0.95
Time	1,608,768	13,133	3.27	1,619,017	16,386	4.06
Short - term borrowings	328,404	872	1.07	195,226	796	1.64
FHLB borrowings	591,902	5,598	3.79	600,568	7,419	4.95
Vehicle financing	8,017	58	2.90	126,500	1,987	6.30
Long - term debt	145,000	2,600	7.19	105,000	2,000	7.64

Total interest - bearing liabilities	4,348,532	$25,326	2.34	4,052,161	$32,694	3.24

Demand deposits	630,442			541,669
Other liabilities	161,866			109,916

Total liabilities	5,140,840			4,703,746

Equity	538,952			506,355

Total liabilities & shareholders’ equity	$5,679,792			$5,210,101

Net interest income / yield on average earning assets		$47,559	3.69		$48,428	4.08

1.	Average loan balances include non accrual loans.
2.	Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.
3.	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Six Month Period Ended June 30, 2003			For the Six Month Period Ended June 30, 2002
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$66,162	$362	1.10	$73,659	$700	1.92
Investment securities:
Taxable	1,158,743	22,502	3.92	954,078	27,116	5.73
Tax - advantaged	36,148	1,284	7.16	57,734	2,034	7.10

Total investment securities	1,194,891	23,786	4.01	1,011,812	29,150	5.81

Loans and leases, (net):
Taxable	3,772,063	121,448	6.49	3,570,648	128,819	7.28
Tax - advantaged	54,881	2,134	7.84	45,985	1,854	8.13

Total loans and leases	3,826,944	123,582	6.51	3,616,633	130,673	7.29

Total interest - earning assets	5,087,997	$147,730	5.86	4,702,104	$160,523	6.88

Allowance for loan and lease losses	(40,286)			(38,701)
Other non - earning assets	552,713			495,563

Total assets	$5,600,424			$5,158,966

Liabilities
Deposits:
Interest - bearing demand	$1,162,802	$5,143	0.89	$928,939	$5,909	1.28
Savings	489,107	1,208	0.50	456,198	2,180	0.96
Time	1,610,680	27,098	3.39	1,618,022	34,152	4.26
Short - term borrowings	294,680	1,569	1.07	185,283	1,471	1.60
FHLB borrowings	570,396	11,636	4.11	588,971	14,680	5.03
Vehicle financing	13,867	199	2.89	142,156	4,593	6.52
Long - term debt	151,381	5,382	7.17	105,000	3,993	7.67

Total interest - bearing liabilities	4,292,913	$52,235	2.45	4,024,569	$66,978	3.36

Demand deposits	610,477			529,135
Other liabilities	160,040			103,827

Total liabilities	5,063,430			4,657,531

Equity	536,994			501,435

Total liabilities & shareholders’ equity	$5,600,424			$5,158,966

Net interest income / yield on average earning assets		$95,495	3.78		$93,545	4.01

1.	Average loan balances include non accrual loans.
2.	Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.
3.	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Non-interest Income

Non-interest income increased $2.5 million, or 11.2%, from $22.4 million in the second quarter of 2002, to $24.9 million in the second quarter of 2003. This net increase is primarily the result of $1.9 million in commissions on insurance sales recognized in the second quarter of 2003 from The Addis Group, Inc. (“Addis”), which was acquired in June 2002; increased gains on the sale of loans and leases of $1.7 million; increased vehicle origination and servicing fees of $0.7 million at Hann; and increased service charges on deposit accounts of $0.6 million. These comparative increases were partially offset by the absence of merchant credit card fees (we exited the merchant credit card business in September 2002) in 2003. Merchant credit card fees for the second quarter of 2002 were $2.7 million.

Non-interest income increased $3.6 million, or 7.7%, from $46.8 million for the six months ended June 30, 2002 to $50.4 million for the six months ended June 30, 2003. This net increase is primarily the result of $4.2 million in commissions on insurance sales recognized for the first six months of 2003 from Addis; increased gains on the sale of loans and leases of $2.8 million; and increased service charges on deposit accounts of $1.2 million. These comparative increases were partially offset by the absence of merchant credit card fees in 2003. Merchant credit card fees for the first six months of 2002 were $6.5 million.

Non-interest income as a percentage of net interest income and non-interest income was 34.6% for the quarter ended June 30, 2003 compared with 31.9% for the comparable period in 2002. Non-interest income as a percentage of net interest income and non-interest income was 34.8% for the six months ended June 30, 2003 compared with 33.7% for the comparable period in 2002.

Non-interest Expenses

Total non-interest expenses increased $1.4 million, or 3.0%, from $45.1 million in the second quarter of 2002 to $46.5 million in the second quarter of 2003. For the six months ended June 30, 2003, total non-interest expenses increased $3.0 million, or 3.4%, to $93.2 million from $90.2 million during the same period in 2002.

The quarter-to-quarter increase was primarily due to increases in salaries and benefits expense of 13.0%, or $2.6 million, as a result of the Addis acquisition in June 2002, normal annual salary increases, and an increased sales force. Vehicle delivery and preparation expense increased by 31.5%, or $0.6 million, due to Hann’s increased ability to sell cars through a third party used vehicle remarketer rather than through auction, as well as the increased volume of cars coming off lease. These comparative increases were partially offset by the absence of merchant credit card servicing expenses in 2003. Merchant credit card servicing expenses for the second quarter of 2002 were $2.6 million.

The $3.0 million increase in non-interest expenses between the six-month period ended June 30, 2002 and the six-month period ended June 30, 2003 is attributable to the same factors described above. Salaries and benefits expense increased by 13.4%, and vehicle delivery and preparation expenses increased by 54.8%. For the six months ended June 30, 2002, merchant credit card servicing expenses were $6.3 million.

Income Taxes

Susquehanna’s effective tax rate for the second quarter of 2003 was 30.0% and 31.0% for the second quarter of 2002. For the six months ended June 30, 2003, our effective tax rate was 30.5% and 31.0% for the six months ended June 30, 2002.

Financial Condition

Summary of 2003 compared to 2002

Total assets at June 30, 2003 were $5.8 billion, compared with $5.5 billion at December 31, 2002 and $5.3 billion at June 30, 2002. Equity capital was $545.9 million at June 30, 2003, or $13.73 per share, compared to $533.9 million, or $13.47 per share, at December 31, 2002, and $517.1 million, or $13.11 per share, at June 30, 2002.

The following discussion details the factors that contributed to these changes.

Investment Securities Available for Sale

Investment securities available for sale increased $122.3 million from December 31, 2002 to June 30, 2003 and $206.1 million from June 30, 2002 to June 30, 2003. While we have experienced growth in both our loan and lease portfolio and in total deposits, the deposit growth has been greater. We have, therefore, used the excess funds to purchase investment securities.

Loans and Leases

Loans and leases increased $68.0 million from December 31, 2002 to June 30, 2003 and $161.8 million from June 30, 2002 to June 30, 2003. We believe that these increases, as well as those experienced in total deposits, are a direct result of the bank subsidiaries’ successful implementation of our retail and corporate sales initiatives that were begun in 2002.

Deposits

Total deposits increased $147.2 million from December 31, 2002 to June 30, 2003 and $347.5 million from June 30, 2002 to June 30, 2003.

Borrowings

Total borrowings increased $68.8 million from December 31, 2002 to June 30, 2003 and $94.5 million from June 30, 2002 to June 30, 2003. The greatest increase within this category, from December 31, 2002 to June 30, 2003, occurred in securities sold under agreements to repurchase, which increased from $201.4 million at December 31, 2002 to $308.4 million at June 30, 2003. This increase represents an additional source of funding secured through brokers, which has been initiated to take advantage of the low-interest-rate environment.

Risk Assets

Table 3 shows an increase in non-accrual loans and leases from $16.8 million at June 30, 2002 to $20.1 million at June 30, 2003. Loans and leases past due 90 days or more and still accruing decreased from $10.0 million at June 30, 2002 to $7.0 million at June 30, 2003. The percentage of non-performing assets to period-end loans and other real estate owned increased from 0.53% at June 30, 2002 to 0.72% at June 30, 2003. The percentage of loan and lease loss reserve to non-performing loans and leases was 153.12% at June 30, 2003 compared with 232.64% at June 30, 2002.

At June 30, 2003, Susquehanna had a restructured loan totaling $6.3 million with a long-time borrower. This loan, secured by a hotel facility in our marketplace, was classified as a potential problem loan at December 31, 2002. The borrower has been making interest-only payments and is not delinquent under the modified terms as of June 30, 2003.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance - Beginning of period	$40,281	$38,532	$39,671	$37,698
Additions charged to operating expenses	2,175	2,434	4,880	4,707

	42,456	40,966	44,551	42,405

Charge-offs	(3,083)	(2,425)	(5,734)	(4,427)
Recoveries	956	607	1,512	1,170

Net charge-offs	(2,127)	(1,818)	(4,222)	(3,257)

Balance - Period end	$40,329	$39,148	$40,329	$39,148

Net charge-offs as a percent of average loans and leases (annualized)	0.22%	0.20%	0.22%	0.18%
Allowance as a percent of period-end loans and leases	1.03%	1.05%	1.03%	1.05%

Average loans and leases	$3,849,384	$3,693,108	$3,826,944	$3,616,633
Period-end loans and leases	3,898,938	3,737,178	3,898,938	3,737,178

TABLE 3 - RISK ASSETS

	June 30, 2003	December 31, 2002	June 30, 2002
Nonperforming assets:
Nonaccrual loans and leases	$20,078	$18,190	$16,828
Restructured accrual loans	6,260	0	0
Other real estate owned	1,925	3,151	3,174

Total nonperforming assets	$28,263	$21,341	$20,002

As a percent of period-end loans and leases and other real estate owned	0.72%	0.56%	0.53%
Coverage ratio	153.12%	218.09%	232.64%
Loans and leases contractually past due 90 days and still accruing	$7,036	$8,208	$9,995

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

The minimum Tier 1 capital ratio is 4%; Susquehanna’s ratio at June 30, 2003 was 10.23%. The minimum total capital (Tier 1 and 2) ratio is 8%; Susquehanna’s ratio at June 30, 2003 was 12.71%. The minimum leverage ratio is 4%; Susquehanna’s leverage ratio at June 30, 2003 was 8.56%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

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

Liquidity Risk

Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2003, our bank subsidiaries had unused lines of credit available to them from various Federal Home Loan Banks totaling approximately $741 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year totaled to $16.4 million at June 30, 2003. These maturing investments represented 1.3% of total investment securities available for sale. Unrestricted short-term investments amounted to $30.4 million and represent additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

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

We employ a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups — fixed rate, floating rate and those which reprice only at our discretion — we develop strategies that are designed to minimize exposure to interest rate fluctuations. We use gap and interest rate shock analyses to evaluate interest rate sensitivity at a given point in time. Periodic gap reports compare the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates. We also utilize an in-house simulation model that measures our exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates using one percent intervals.

Our policy, as approved by our Board of Directors, is to experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 100 basis point shock and an up 300 basis point shock. Any down rate shock scenario greater than 100 basis points is considered remote, as the current federal funds rate is only 1.00%.

At June 30, 2003, we continue to be an asset-sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, we likely will experience additional compression in our net interest margin.

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

Assets financed through the use of the first three methods generally are not reflected on Susquehanna’s consolidated balance sheet. As of June 30, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner: asset securitization transactions, $341.7 million; a sale-leaseback transaction, $122.1 million; and agency arrangements and lease sales, $739.7 million.

In comparison, as of June 30, 2003, Hann’s on-balance sheet, managed portfolio totaled $235.8 million. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and, in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions. In connection with its securitization transactions, Hann sells beneficial interests in automobile leases and related vehicles originated by the Origination Trust at par to a wholly-owned, qualified special purpose entity (each a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS No. 140. Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment, and interest rate risk. Further, although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the PV Receivable recognized by Hann. As of June 30, 2003, the aggregate fair value of all such recorded PV Receivables in connection with Hann securitizations was $11.2 million.

Summary of Prior Years’ Securitization Transactions

During the third quarter of 2002, Hann entered into a revolving securitization transaction (the “third-quarter transaction”) and, as of June 30, 2003, had sold beneficial interests in $192.9 million in automobile leases and related vehicles at par to a wholly owned QSPE. From time to time, the QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. Hann continues to act as servicer for the sold portfolio, and Hann receives a servicing fee based upon a percentage of the dollar amount of assets serviced. The third-quarter transaction and subsequent purchases by the QSPE are accounted for as sales under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

During the first quarter of 2002, Hann entered into a revolving securitization transaction (the “first-quarter transaction”) and, as of June 30, 2003, had sold beneficial interests in $65.9 million in automobile leases and related vehicles at par to a wholly owned QSPE. From time to time, this QSPE may purchase beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances such purchases by borrowing funds in an amount up to $80.0 million from a non-related, asset-backed commercial paper issuer, the lender, under a committed facility (subject to the satisfaction of certain conditions to additional loans). Hann continues to act as servicer for the sold portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. Like the third-quarter transaction, the first-quarter transaction is accounted for as a sale under the guidelines of SFAS 140. Neither Hann nor Susquehanna provide recourse in the first-quarter transaction for credit losses. However, Susquehanna has reimbursement obligations to the lender under a letter of credit in an amount up to $20.0 million if Auto Lenders breaches its obligations under the first-quarter transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles.

The debt issued in the third-quarter transaction and the first-quarter transaction bears a floating rate of interest. In the third-quarter transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents. In the first-quarter transaction, the lender may enter into an interest rate hedge agreement at the expense of the QSPE if the amount on deposit in a yield supplement account is less than a targeted balance, which takes into account the current market swap rate.

The transaction documents for each of the third-quarter transaction and the first-quarter transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. Each transaction also provides that any assets that fail to meet the eligibility requirements set forth in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust. Further, with respect to the first-quarter transaction, the occurrence of certain negative events not directly related to the QSPE (such as the imposition of a tax or ERISA lien on Hann’s assets, the entry of a large uninsured judgment against Hann or the bankruptcy of Hann, Auto Lenders or Susquehanna) will be an event of default under the related loan agreement.

The initial recorded PV Receivable for the third-quarter transaction and subsequent purchases by the QSPE was $4.1 million and the fair value of this PV Receivable at June 30, 2003 was $6.1 million. The initial recorded PV Receivable for the first-quarter transaction was $1.2 million, and the fair value of this PV Receivable at June 30, 2003 was $2.7 million.

In connection with a securitization transaction entered into in July 2003, the first-quarter transaction was terminated in July 2003.

In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors’ interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At June 30, 2003, this recorded interest was $2.4 million of which $0.3 million represents the remaining interest-only asset and $2.1 million is a valuation adjustment which is recognized as other comprehensive income, net of taxes.

Sale-leaseback Transactions. In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles subject to operating leases to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and operating leases back to the Lessee under a Master Lease Agreement that has an eight year term with an early buyout option on January 14, 2007. For accounting purposes, the transaction is treated as a sale and an operating lease. The Lessor is a Delaware statutory trust and a Variable Interest Entity (a “VIE”).

To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At June 20, 2003, this amount was $47.0 million.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, Susquehanna would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. Susquehanna believes that the occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee discussed below.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that, if the aggregate net proceeds of such sale are less then the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (i) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (ii) $38 million. If the leases and related vehicles are worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38 million.

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

Summary of Prior Year’s Agency Agreement

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, Susquehanna entered into a Residual Interest Agreement under which it guarantees Auto Lenders’ performance of its obligations to the new agency client. Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, Susquehanna will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, Susquehanna’s liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At June 30, 2003, the total residual value of the vehicles in the portfolio for this transaction was $58.4 million, and our maximum obligation under the Residual Interest Agreement at June 30, 2003, was $7.0 million.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of June 30, 2003.

Securitization Transactions

Under certain asset securitization transactions, Susquehanna has reimbursement obligations to lenders under letter of credit facilities if Auto Lenders breaches its obligations under the securitization transactions to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At June 30, 2003, Susquehanna would be obligated to make payments in an amount up to $40.5 million under these letters of credit upon a breach by Auto Lenders.

Sale-Leaseback Transaction

Under the existing sale-leaseback transaction, Susquehanna guarantees certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then it must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee. Susquehanna has also obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if Susquehanna fails to make payments under the guarantee.

Additionally, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an Early Amortization Event, as discussed above. The precise amount of the termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of the termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. Susquehanna believes that the occurrence of any Early Amortization Event is remote.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that if the aggregate net proceeds of such sale are less then the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. If the leases and related vehicles are worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38 million.

Agency Agreements and Lease Sales

Under the agency arrangements, Susquehanna’s maximum obligation at June 30, 2003 was $7.0 million.

Miscellaneous

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

Item 4

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Susquehanna’s management, with the participation of Susquehanna’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Susquehanna’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Susquehanna believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in Susquehanna’s internal control over financial reporting occurred during Susquehanna’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Susquehanna’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4

Submission of Matters to a Vote of Security Holders

Susquehanna’s Annual Meeting of Shareholders was held on May 21, 2003. Susquehanna’s shareholders were asked to vote on a proposal to elect four directors to the Class of 2006. The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2006 by the holders of Susquehanna common stock (the following details the voting results with respect to each director nominee, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-Voted)):

Nominee	Number of Votes

Henry H. Gibble
For	29,735,805
Withhold/Abstain	397,872
Not Present	9,136,376
Broker Non-Voted	405,130

Bruce A. Hepburn
For	28,931,853
Withhold/Abstain	1,201,824
Not Present	9,136,376
Broker Non-Voted	405,130

M. Zev Rose
For	29,813,627
Withhold/Abstain	320,050
Not Present	9,136,376
Broker Non-Voted	405,130

Roger V. Wiest
For	29,816,319
Withhold/Abstain	317,358
Not Present	9,136,376
Broker Non-Voted	405,130

Other directors whose term of office as a director continued after the meeting are as follows: Wayne E. Alter, Jr., James G. Apple, John M. Denlinger, Chloe R. Eichelberger, T. Max Hall, William B. Zimmerman, C. William Hetzer, Jr., Owen O. Freeman, Jr., Guy W. Miller, Jr., and William J. Reuter.

No other matters were submitted for shareholder action.

Item 6

Exhibits and Reports on Form 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K.

(i) On April 22, 2003, Susquehanna filed a report on Form 8-K regarding its issuance of a press release announcing financial results for its first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 14, 2003	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

August 14, 2003	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32	Section 1350 Certifications