Form 10-Q
period 2003-09-30
SUSQUEHANNA BANCSHARES INC
filed 2003-11-12
CIK 700863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

39,828,976 shares of common stock, par value $2.00 per share, as of November 5, 2003.

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

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30 2003	December 31 2002	September 30 2002
	(in thousands)
Assets
Cash and due from banks	$164,444	$156,320	$183,538
Short-term investments:
Restricted	57,798	30,611	31,665
Unrestricted	38,641	22,025	19,957

Total short-term investments	96,439	52,636	51,622

Securities available for sale, at fair value	1,018,747	1,122,230	1,082,175
Securities held to maturity, at amortized cost (Fair values of $3,784, $4,177 and $3,641)	3,784	4,177	3,641
Loans and leases, net of unearned income	4,147,957	3,830,953	3,756,659
Less: Allowance for loan and lease losses	41,513	39,671	39,487

Net loans and leases	4,106,444	3,791,282	3,717,172

Premises and equipment, net	59,959	60,108	59,877
Accrued income receivable	17,192	20,579	20,167
Bank-owned life insurance	179,625	125,127	124,564
Goodwill	59,122	54,897	54,865
Intangible assets with finite lives	4,529	4,998	5,155
Other assets	143,127	152,293	122,842

	$5,853,412	$5,544,647	$5,425,618

Liabilities and Shareholders’ Equity
Deposits:
Demand	$688,897	$601,272	$573,494
Interest-bearing demand	1,185,433	1,137,875	1,037,214
Savings	503,349	470,317	461,725
Time	1,250,593	1,300,445	1,355,002
Time of $100 or more	344,446	321,406	337,655

Total deposits	3,972,718	3,831,315	3,765,090
Short-term borrowings	424,575	266,724	273,587
FHLB borrowings	603,105	543,166	546,869
Vehicle financing	2,457	31,304	59,463
Long-term debt	130,000	180,000	105,000
Accrued interest, taxes, and expenses payable	37,987	40,314	36,184
Deferred taxes	93,865	95,478	69,168
Other liabilities	47,496	22,491	42,199

Total liabilities	5,312,203	5,010,792	4,897,560

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 39,828,643 at September 30, 2003; 39,638,447 at December 31, 2002; and 39,614,548 at September 30, 2002	79,657	79,277	79,229
Additional paid-in capital	65,714	62,858	62,164
Retained earnings	398,198	375,244	368,158
Accumulated other comprehensive income (loss), net of taxes of ($1,271), $8,662, and $9,811, respectively	(2,360)	16,476	18,507

Total shareholders’ equity	541,209	533,855	528,058

	$5,853,412	$5,544,647	$5,425,618

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME:
Loans and leases, including fees	$61,165	$65,622	$184,000	$195,646
Securities: Taxable	6,775	12,572	29,278	39,688
Tax-exempt	322	587	1,156	1,909
Short-term investments	180	347	542	1,047

Total interest income	68,442	79,128	214,976	238,290

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	2,115	3,404	7,258	9,312
Savings	399	1,081	1,608	3,261
Time	12,340	16,293	39,439	50,445
Short-term borrowings	921	945	2,490	2,417
FHLB borrowings	5,419	7,126	17,054	21,805
Vehicle financing	29	1,090	228	5,684
Long-term debt	2,398	2,002	7,780	5,995

Total interest expense	23,621	31,941	75,857	98,919

Net interest income	44,821	47,187	139,119	139,371
Provision for loan and lease losses	2,665	2,372	7,545	7,079

Net interest income, after provision for loan and lease losses	42,156	44,815	131,574	132,292

NONINTEREST INCOME:
Service charges on deposit accounts	5,283	4,288	14,573	12,338
Vehicle origination and servicing fees	6,550	5,609	21,120	19,505
Merchant credit card fees	0	1,861	0	8,328
Asset management fees	2,570	2,353	7,369	7,326
Income from fiduciary-related activities	1,442	1,168	4,390	3,666
Net gain on sale of loans and leases	3,888	1,490	8,828	3,629
Income from bank-owned life insurance	1,864	1,624	4,939	4,972
Commissions on insurance sales	1,860	1,816	6,092	1,816
Net gain on securities	1,926	643	2,110	788
Other	3,297	2,808	9,674	8,117

Total noninterest income	28,680	23,660	79,095	70,485

NONINTEREST EXPENSES:
Salaries and employee benefits	23,699	21,469	68,401	60,880
Occupancy	3,357	3,103	10,256	9,278
Furniture and equipment	1,985	2,083	6,454	6,302
Amortization of intangible assets	157	157	470	483
Vehicle residual value	1,758	1,569	4,833	4,839
Vehicle delivery and preparation	3,531	2,541	9,116	6,149
Merchant credit card servicing	0	1,687	0	7,937
Other	13,862	13,149	42,055	40,077

Total noninterest expenses	48,349	45,758	141,585	135,945

Income before income taxes	22,487	22,717	69,084	66,832
Provision for income taxes	6,513	6,842	20,725	20,518

NET INCOME	$15,974	$15,875	$48,359	$46,314

Earnings per share:
Basic	$0.40	$0.40	$1.22	$1.17
Diluted	$0.40	$0.40	$1.21	$1.16
Cash dividends	$0.22	$0.20	$0.64	$0.60
Average shares outstanding:
Basic	39,789	39,610	39,712	39,447
Diluted	40,127	39,884	39,998	39,755

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Nine months ended September 30,	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,359	$46,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,573	11,336
Provision for loan and lease losses	7,545	7,079
Realized gain on sales of available-for-sale securities, net	(2,110)	(788)
Deferred income taxes	8,197	24,859
Gain on sale of loans and leases	(8,828)	(3,629)
Gain on sale of other real estate owned	(254)	(176)
Mortgage loans originated for sale	(162,102)	(83,154)
Sale of mortgage loans originated for sale	168,620	81,855
Leases acquired/originated for sale	(123,619)	(121,300)
Sale of leases acquired/originated for sale	123,619	123,000
Earnings on bank-owned life insurance	(4,939)	(4,972)
Decrease in accrued interest receivable	3,387	1,101
Decrease in accrued interest payable	(4,454)	(3,595)
Increase in accrued expenses and taxes payable	6,200	3,127
Other, net	25,665	(577)

Net cash provided by operating activities	104,859	80,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted short-term investments	(27,187)	9,919
Activity in available-for-sale securities:
Sales	118,046	19,973
Maturities, prepayments and calls	743,382	206,598
Purchases	(789,785)	(281,325)
Net increase in loans and leases	(327,598)	(240,777)
Purchase of held-to-maturity securities	0	(1,863)
Net cash used in acquisitions	0	(7,000)
Purchase of life insurance	(50,000)	0
Additions to premises and equipment	(5,154)	(5,267)

Net cash used for investing activities	(338,296)	(299,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	141,403	280,759
Net increase in short-term borrowings	157,851	103,784
Net increase (decrease) in FHLB borrowings	59,939	(23,711)
Net decrease in vehicle financing	(28,847)	(111,999)
Repayment of long-term debt	(50,000)	0
Proceeds from issuance of common stock	3,236	1,375
Cash dividends paid	(25,405)	(23,665)

Net cash provided by financing activities	258,177	226,543

Net change in cash and cash equivalents	24,740	7,281
Cash and cash equivalents at January 1	178,345	196,214

Cash and cash equivalents at September 30	$203,085	$203,495

Cash and cash equivalents:
Cash and due from banks	$164,444	$183,538
Unrestricted short-term investments	38,641	19,957

Cash and cash equivalents at September 30	$203,085	$203,495

The accompanying notes are an integral part of these consolidated financial statements.

Interest paid on deposits, short-term borrowings, and long-term debt was $80,311 and $102,514 in 2003 and 2002, respectively. Income tax refunds totaled $10,426 in 2003 and $9,015 in 2002. Amounts transferred to other real estate owned were $1,963 in 2003 and $3,253 in 2002.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Nine months ended September 30	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2002	39,398,190	$78,796	$57,986	$345,508	$12,009	$(763)	$493,536

Comprehensive income:
Net income				46,314			46,314
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					5,462		5,462
Change in unrealized gain on recorded interest in securitized assets, net of taxes					1,036		1,036

Total comprehensive income							52,812

Common stock issued under employee benefit plans	41,104	82	529			763	1,374
Common stock issued in acquisition	175,254	351	3,649				4,000
Cash dividends declared ($0.60 per share)				(23,664)			(23,664)

Balance at September 30, 2002	39,614,548	$79,229	$62,164	$368,158	$18,507	$0	$528,058

Balance at January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$0	$533,855

Comprehensive income:
Net income				48,359			48,359
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(14,887)		(14,887)
Change in unrealized gain on recorded interest in securitized assets, net of reclassification adjustment and tax effect					(3,949)		(3,949)

Total comprehensive income							29,523

Common stock issued under employee benefit plans (includes related tax benefit of $659)	190,196	380	2,856				3,236
Cash dividends declared ($0.64 per share)				(25,405)			(25,405)

Balance at September 30, 2003	39,828,643	$79,657	$65,714	$398,198	$(2,360)	$0	$541,209

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1. ACCOUNTING POLICIES

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2003 and 2002.

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

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239,500 in automobile leases and related leased vehicles to a wholly owned qualifying special purpose entity (the “QSPE” or the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $232,950 of asset-backed notes. The initial recorded PV Receivable for the 2003 transaction was $12,000, and the fair value of this PV Receivable at September 30, 2003 was $10,329.

During the third quarter of 2002, Hann entered into a revolving securitization transaction and had sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. The remaining balance in this securitization was consolidated into the July 2003 transaction. From time to time, however, the QSPE may still purchase the beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200,000 from a non-related, asset-backed commercial paper issuer (a “lender”); although the lender is not committed to make loans to the QSPE. At September 30, 2003, no additional beneficial interests in automobile leases and related vehicles had been purchased by the QSPE. The QSPE’s obligation to pay Hann monthly servicing fees is subordinate to the QSPE’s obligation to pay interest, principal, and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

In connection with the securitization transaction entered into in July 2003, Hann terminated another revolving securitization arrangement it had with an asset-backed commercial paper issuer.

Variable Interest Entity (VIE)

In December 2000, Hann sold and contributed the beneficial interest in $190,000 of automobiles subject to operating leases to a wholly owned special purpose subsidiary (the“Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interest in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under SFAS No. 13. The Lessor is a Delaware statutory trust and a VIE. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of $117,000 at September 30, 2003. To support its obligations under the Master Lease Agreement, at at closing the Lessee pledged the beneficial interest in an additional $43,000 of automobile leases and related vehicles, which also were sold or contributed to the Lessee. At September 30, 2003, this amount was $47,626.

Under the sale-leaseback transaction, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences, which become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, Susquehanna would be entitled to take depreciation deductions for tax purposes on the vehicles which were not substituted. Susquehanna believes that the occurrence of an Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure it obligations under the guarantee discussed below.

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

Under the Master Lease Agreement, the Lessee has an early buyout option on January 14, 2007 (the “EBO Date”) under which the Lessee can repurchase all, but not less than all, of the beneficial interests in leases and the related vehicles. If the option is exercised, the Lessee will pay to the Lessor the purchase price under the early buyout option (the “EBO Price”). The EBO Price may, at the Lessee’s option, be payable either 100% on the EBO Date or, if Susquehanna’s senior unsecured long-term debt rating on the EBO Date is at lease Baa2 (and not on negative credit watch with negative implications) by Moody’s and BBB by Standard & Poor’s (and not on negative credit watch with negative implications) and certain other conditions are met, in installments. The Lessee must also pay the out-of-pocket costs and expenses (including all transfer taxes and legal fees and expenses) incurred by the Lessor, the trustees and their affiliates in connection with such purchase.

Interest-only Strips

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125),” recorded interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Recorded interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved. If the fair value of an interest-only strip falls below the unamortized portion of the original retained interest, other than for temporary circumstances, than an impairment would be recognized.

Recent Accounting Pronouncements.

In October 2003, the Financial Accounting Standards Board (FASB) decided to defer to the fourth quarter of 2003 from the third quarter of 2003 the implementation date for Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” issued earlier in 2003. This deferral only applies to variable interest entities (“VIEs”) that existed prior to February 1, 2003. The FASB believes that additional time is needed for companies and their auditors to complete the evaluation of existing VIEs and to determine which of those entities are required to be included in their consolidated financial statements. The requirements of FIN 46 applied immediately to VIEs created after January 31, 2003, and those situations are not subject to the deferral. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003 financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of September 30, 2003, Susquehanna had variable interests in securitization trusts and the Lessor in a sale-leaseback transaction. The trusts are qualifying special purpose entities, which are exempt from the consolidation requirements of FIN 46. The Lessor in the sale-leaseback transaction is not a QSPE. However, under the guidelines set forth in FIN 46, consolidation of this entity will not be required.

In April 2003, the Financial Accounting Standards Board issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to include the occurrence or nonoccurrence of a specified event, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions to be applied prospectively. Adoption of this statement has not had a significant impact on Susquehanna’s financial condition or results of operations.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

NOTE 2. INVESTMENT SECURITIES

The amortized costs and fair values of securities were as follows:

	September 30, 2003		December 31, 2002
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$199	$204	$1,201	$1,304
U.S. Government agencies	41,313	41,515	66,591	67,003
State & municipal	22,654	23,426	41,100	42,365
Mortgage-backed	906,946	902,338	961,341	978,861
Corporates	7,334	7,335	0	0
Equities	43,871	43,929	32,664	32,697

	1,022,317	1,018,747	1,102,897	1,122,230

Held-to-maturity:
State & municipal	3,784	3,784	4,177	4,177

	3,784	3,784	4,177	4,177

Total investment securities	$1,026,101	$1,022,531	$1,107,074	$1,126,407

NOTE 3. LOANS AND LEASES

Loans and leases, net of unearned income, were as follows:

	September 30, 2003	December 31, 2002
Commercial, financial, and agricultural	$600,290	$478,181
Real estate - construction	507,765	456,663
Real estate secured - residential	1,329,919	1,246,939
Real estate secured - commercial	985,302	988,633
Consumer	334,753	343,537
Leases	389,928	317,000

Total loans and leases	$4,147,957	$3,830,953

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$205,371	$175,378
Estimated residual value of leases	222,722	176,329
Unearned income under lease contracts	(38,165)	(34,707)

Total leases	$389,928	$317,000

An analysis of impaired loans as of September 30, 2003 and December 31, 2002, is as follows:

Impaired loans without a related reserve	$795	$4,300
Impaired loans with a reserve	8,512	6,114

Total impaired loans	$9,307	$10,414

Reserve for impaired loans	$1,451	$1,234

An analysis of impaired loans for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Average balance of impaired loans	$9,248	$5,529	$7,708	$7,218
Interest income on impaired loans (cash-basis)	20	1	59	36

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

NOTE 4. BORROWINGS

	September 30, 2003	December 31, 2002
Short-term borrowings were as follows:
Securities sold under repurchase agreements	$360,644	$201,369
Federal funds purchased	58,300	57,225
Treasury tax and loan notes	5,631	8,130

Total short-term borrowings	$424,575	$266,724

Long-term debt was as follows:
Subsidiaries:
Term notes due July, 2003	$0	$10,000
Term notes due July, 2003	0	5,000
Term notes due July, 2004	5,000	5,000
Parent:
Senior notes due February, 2003	0	35,000
Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000

Total long-term debt	$130,000	$180,000

NOTE 5. EARNINGS-PER-SHARE (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share.

	For the three months ended September 30
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$15,974	39,789	$0.40	$15,875	39,610	$0.40

Effect of Diluted Securities:
Stock options outstanding		338			274

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$15,974	40,127	$0.40	$15,875	39,884	$0.40

For the three months ended September 30, 2003, all options outstanding were included in the computation of diluted EPS. For the three months ended September 30, 2002, average options to purchase 473 shares were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

	For the nine months ended September 30
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$48,359	39,712	$1.22	$46,314	39,447	$1.17

Effect of Diluted Securities:
Stock options outstanding		286			308

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$48,359	39,998	$1.21	$46,314	39,755	$1.16

For the nine months ended September 30, 2003 and 2002, average options to purchase 460 and 337 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

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

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Net income, as reported	$15,974	$15,875	$48,359	$46,314

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	212	208	576	507

Pro forma net income	$15,762	$15,667	$47,783	$45,807

Earnings per share:
Basic - as reported	$0.40	$0.40	$1.22	$1.17
Basic - pro forma	$0.40	$0.40	$1.20	$1.16

Diluted - as reported	$0.40	$0.40	$1.21	$1.16
Diluted - pro forma	$0.39	$0.39	$1.19	$1.15

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share data)

Note 7. SECURITIZATION ACTIVITY

During 2003, 2002 and 2001, Susquehanna sold the beneficial interests in automobile leases in securitization transactions. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees approximating 1.0% of the outstanding balance and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna recognizes no servicing asset, as servicing income approximates servicing costs. We enter into securitization transactions primarily to achieve low-cost funding for the growth of our auto lease portfolio, and not primarily to maximize our ongoing servicing fee revenue. Susquehanna monitors its servicing costs to ensure that future costs do not exceed servicing income. If servicing costs were to exceed servicing income, Susquehanna would record the present value of that liability as an expense.

The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Susquehanna has reimbursement obligations to a lender under a letter of credit facility if the residual value guarantor breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At September 30, 2003, Susquehanna would be obligated to make payments in an amount up to $20,500 under this letter of credit upon a breach by the residual value guarantor.

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna including securitization transactions.

	As of September 30				For the Nine Months Ended September 30
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2003	2002	2003	2002	2003	2002
Total leases and loans serviced	$1,518,266	$1,283,759	$3,814	$2,917	$433	$249
Less:
Leases securitized	324,774	185,539	176	141	77	15
Leases serviced for others (1)	886,949	778,455	3,160	2,201	253	151

Leases and loans held in portfolio	$306,543	$319,765	$478	$575	$103	$83

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follow:

	Nine Months Ended September 30
	2003	2002
Proceeds from lease securitizations	$115,584	$79,956
Amounts derecognized	123,619	79,956
Servicing fees received	2,164	1,246
Other cash flows received on retained interests	4,081	1,674

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Third quarter 2003 transaction - Interest-Only Strip
As of September 30, 2003	$10,329	29	0.10%	0.10%	2.00%
Decline in fair value of 10% adverse change			$95	$10	$49
Decline in fair value of 20% adverse change			190	20	98

2001 transaction - Interest-Only Strip
As of September 30, 2003	947	3	0.10%	0.10%	0.99%
Decline in fair value of 10% adverse change			$0	$0	N/M
Decline in fair value of 20% adverse change			0	0	N/M

(1)	The annual discount rate used is the interpolated Treasury swap rate as of the reporting date.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable future loan and lease losses; the impact of a breach by Auto Lenders on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event (as defined in this report); and the impact on Susquehanna of its ability to maintain contingent vehicle liability insurance coverage in vicarious liability states. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Results of Operations

Summary of 2003 Compared to 2002

Net income for the third quarter of 2003 was $16.0 million, a 0.6% increase from net income of $15.9 million in the third quarter of 2002. For the first nine months of 2003, net income was $48.4 million, a 4.4% increase from net income for the same period during 2002.

During the third quarter of 2003, our net interest income decreased by 5.0%, to $44.8 million in 2003 from $47.2 million in 2002. Noninterest income continued to improve as it increased by 21.2%, to $28.7 million for the third quarter of 2003 from $23.7 million for the third quarter of 2002. Noninterest income represented 39.0% of total revenues for the third quarter of 2003 and 33.4% for the third quarter of 2002. Noninterest expenses increased 5.7%, to $48.3 million for the third quarter of 2003 from $45.8 million for the third quarter of 2002.

During the first nine months of 2003, our net interest income decreased by 0.2%, and noninterest income increased by 12.2%, from the comparable period in 2002. Noninterest income represented 36.2% of total revenues for the first nine months of 2003 and 33.6% for the first nine months of 2002. This improvement in noninterest income was partially offset by a 4.1% increase in noninterest expenses from the comparable period in 2002.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Diluted Earnings per Share	$0.40	$0.40	$1.21	$1.16
Return on Average Assets	1.09%	1.18%	1.14%	1.19%
Return on Average Equity	11.77%	12.04%	12.03%	12.17%

The following discussion details the factors that contributed to these results.

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $44.8 million in the third quarter of 2003, from $47.2 million for the same period in 2002. For the nine months ended September 30, 2003, net interest income was $139.1 million compared with $139.4 million for the same period in 2002.

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

Table 1 presents average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Net interest income as a percentage of net interest income and other income was 61.0% for the quarter ended September 30, 2003 and 66.6% for the quarter ended September 30, 2002. Net interest income as a percentage of net interest income and other income was 63.8% for the nine months ended September 30, 2003 and 66.4% for the nine months ended September 30, 2002.

Net interest income for the third quarter of 2003 decreased $2.4 million over the third quarter of 2002. Average earning assets in the third quarter of 2003 increased $417.7 million over the same period in 2002, with average loans and leases increasing $236.9 million, average investment securities increasing $164.4 million, and lower yielding, short-term investments increasing $16.4 million. Average interest-bearing liabilities increased $331.8 million, with average interest-bearing deposits increasing $152.3 million, average vehicle financing decreasing $74.1 million, and average other debt increasing $253.6 million. In addition, average non-interest bearing demand deposits increased $114.7 million in the third quarter of 2003 over the third quarter of 2002. The decrease in net interest income is primarily the result of average yields on earning assets declining more than the average cost of deposits, as interest rates remain at their lowest level in decades. Contributing to the over-all decrease in average yields was the rapid amortization of premiums paid for mortgage-backed securities due to significant prepayments. In addition, the sale of approximately $50 million in mortgage-backed securities and the subsequent reinvestment of the proceeds in tax-advantaged bank-owned life insurance negatively impacted the net interest margin while causing a positive effect in noninterest income. Since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, the net interest margin experienced further compression as interest rates declined and decreased to 3.43% in the third quarter of 2003 from 3.93% in the third quarter of 2002.

Net interest income for the nine months ended September 30, 2003 decreased $0.3 million compared to the same period in 2002. Average earning assets for the first nine months of 2003 increased $395.1 million over the same period in 2002, with average loans and leases increasing $217.8 million, average investment securities increasing $176.8 million, and lower yielding, short-term investments increasing $0.6 million. Average interest-bearing liabilities increased $289.7 million, with average interest-bearing deposits increasing $223.3 million, average vehicle financing decreasing $110.0 million, and average other debt increasing $176.4 million. Average noninterest bearing demand deposits increased $92.6 million for the first nine months of 2003 compared with the first nine months of 2002. The decrease in net interest income is primarily the result of average yields on earning assets declining more than the average cost of deposits. Contributing to the over-all decrease in average yields was the rapid amortization of premiums paid for mortgage-backed securities due to significant prepayments. The net interest margin experienced further compression and decreased to 3.66% for the first nine months of 2003 from 3.98% for the first nine months of 2002, as we are an asset-sensitive institution in a declining interest rate environment.

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

As illustrated in Table 2, the provision was $2.7 million in the third quarter of 2003, an increase of $0.3 million from the same period in 2002. Net charge-offs were $1.5 million for the three-month period ended September 30, 2003 versus $2.0 million in the corresponding three-month period ended 2002. The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.00% at September 30, 2003 and 1.05% at September 30, 2002.

For the nine months ended September 30, 2003, the provision was $7.5 million, an increase of $0.5 million over the $7.1 million provision for the first nine months of 2002; while net charge-offs increased from $5.3 million in 2002 to $5.7 million in 2003.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using information and assumptions that are often subject to rapid change. The review of the loan and lease portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and leases losses is adequate to meet probable future loan and lease losses at September 30, 2003. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2003.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended September 30, 2003			For the Three Month Period Ended September 30, 2002
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$88,651	$180	0.81	$72,220	$347	1.91
Investment securities:
Taxable	1,120,148	6,775	2.40	932,696	12,572	5.35
Tax - advantaged	27,580	497	7.15	50,584	903	7.08

Total investment securities	1,147,728	7,272	2.51	983,280	13,475	5.44

Loans and leases, (net):
Taxable	3,954,132	60,529	6.07	3,725,523	65,012	6.92
Tax - advantaged	57,458	978	6.76	49,197	938	7.56

Total loans and leases	4,011,590	61,507	6.08	3,774,720	65,950	6.93

Total interest - earning assets	5,247,969	$68,959	5.21	4,830,220	$79,772	6.55

Allowance for loan and lease losses	(40,954)			(39,995)
Other non - earning assets	598,986			527,029

Total assets	$5,806,001			$5,317,254

Liabilities
Deposits:
Interest - bearing demand	$1,204,135	$2,115	0.70	$1,003,663	$3,404	1.35
Savings	505,371	399	0.31	465,947	1,081	0.92
Time	1,581,929	12,340	3.09	1,669,547	16,293	3.87
Short - term borrowings	405,142	921	0.90	239,451	945	1.57
FHLB borrowings	611,116	5,419	3.52	551,419	7,126	5.13
Vehicle financing	3,978	29	2.89	78,071	1,090	5.54
Long - term debt	133,261	2,398	7.14	105,000	2,002	7.56

Total interest - bearing liabilities	4,444,932	$23,621	2.11	4,113,098	$31,941	3.08

Demand deposits	664,312			549,638
Other liabilities	158,500			131,626

Total liabilities	5,267,744			4,794,362

Equity	538,257			522,892

Total liabilities & shareholders’ equity	$5,806,001			$5,317,254

Net interest income / yield on average earning assets		$45,338	3.43		$47,831	3.93

Additional Information

Average loan balances include non accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Nine Month Period Ended September 30, 2003			For the Nine Month Period Ended September 30, 2002
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$73,741	$542	0.98	$73,174	$1,047	1.91
Investment securities:
Taxable	1,145,737	29,278	3.42	946,872	39,688	5.60
Tax - advantaged	33,260	1,780	7.16	55,325	2,937	7.10

Total investment securities	1,178,997	31,058	3.52	1,002,197	42,625	5.69

Loans and leases, (net):
Taxable	3,831,914	181,976	6.35	3,622,841	193,831	7.15
Tax - advantaged	55,750	3,114	7.47	47,067	2,792	7.93

Total loans and leases	3,887,664	185,090	6.37	3,669,908	196,623	7.16

Total interest - earning assets	5,140,402	$216,690	5.64	4,745,279	$240,295	6.77

Allowance for loan and lease losses	(40,511)			(39,137)
Other non - earning assets	568,308			506,167

Total assets	$5,668,199			$5,212,309

Liabilities
Deposits:
Interest - bearing demand	$1,176,731	$7,258	0.82	$954,121	$9,312	1.30
Savings	494,588	1,608	0.43	459,483	3,261	0.95
Time	1,600,991	39,439	3.29	1,635,385	50,445	4.12
Short - term borrowings	331,906	2,490	1.00	203,538	2,417	1.59
FHLB borrowings	584,119	17,054	3.90	576,316	21,805	5.06
Vehicle financing	10,534	228	2.89	120,560	5,684	6.30
Long - term debt	145,275	7,780	7.16	105,000	5,995	7.63

Total interest - bearing liabilities	4,344,144	$75,857	2.33	4,054,403	$98,919	3.26

Demand deposits	628,619			536,045
Other liabilities	158,016			113,195

Total liabilities	5,130,779			4,703,643
Equity	537,420			508,666

Total liabilities & shareholders’ equity	$5,668,199			$5,212,309

Net interest income / yield on average earning assets		$140,833	3.66		$141,376	3.98

Additional Information

Average loan balances include non accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Noninterest Income

Noninterest income increased $5.0 million, or 21.2%, from $23.7 million in the third quarter of 2002, to $28.7 million in the third quarter of 2003. This net increase is primarily the result of an increase of $2.4 million in gains on the sales of loans and leases; increased gains on the sales of securities available-for-sale of $1.3 million; increased vehicle origination and servicing fees of $0.9 million at Hann; and increased service charges on deposit accounts of $1.0 million. These comparative increases were partially offset by the absence of merchant credit card fees (we exited the merchant credit card business in September 2002) in 2003. Merchant credit card fees for the third quarter of 2002 were $1.9 million.

Noninterest income increased $8.6 million, or 12.2%, from $70.5 million for the nine months ended September 30, 2002 to $79.1 million for the nine months ended September 30, 2003. This net increase is primarily the result of an increase of $4.3 million in commissions on insurance sales recognized for the first nine months of 2003 from The Addis Group, Inc. (“Addis”), which was acquired in June 2002; increased gains on the sale of loans and leases of $5.2 million; increased gains on the sales of securities available-for-sale of $1.3 million; increased vehicle origination and servicing fees of $1.6 million at Hann; and increased service charges on deposit accounts of $2.2 million. These comparative increases were partially offset by the absence of merchant credit card fees in 2003. Merchant credit card fees for the first nine months of 2002 were $8.3 million.

Noninterest income as a percentage of net interest income and noninterest income was 39.0% for the quarter ended September 30, 2003 compared with 33.4% for the comparable period in 2002. Noninterest income as a percentage of net interest income and noninterest income was 36.2% for the nine months ended September 30, 2003 compared with 33.6% for the comparable period in 2002.

Noninterest Expenses

Total noninterest expenses increased $2.6 million, or 5.7%, from $45.8 million in the third quarter of 2002 to $48.3 million in the third quarter of 2003. For the nine months ended September 30, 2003, total noninterest expenses increased $5.6 million, or 4.1%, to $141.6 million from $135.9 million during the same period in 2002.

The quarter-to-quarter increase was primarily due to increases in salaries and benefits expense of 10.4%, or $2.2 million, as a result of normal annual salary increases, new branch openings, and an increased sales force. Vehicle delivery and preparation expense increased by 39.0%, or $1.0 million, due to Hann’s increased ability to sell cars through a third party used vehicle remarketer rather than through auction, as well as the increased volume of cars coming off lease. These comparative increases were partially offset by the absence of merchant credit card servicing expenses in 2003. Merchant credit card servicing expenses for the third quarter of 2002 were $1.7 million.

The $5.6 million increase in noninterest expenses between the nine-month period ended September 30, 2002 and the nine-month period ended September 30, 2003 is attributable to the same factors described in the preceding paragraph. Salaries and benefits expense increased by 12.4%, and vehicle delivery and preparation expenses increased by 48.3%. For the nine months ended September 30, 2002, merchant credit card servicing expenses were $7.9 million.

Income Taxes

Susquehanna’s effective tax rate was 29.0% for the third quarter of 2003 and 30.1% for the third quarter of 2002. For the nine months ended September 30, 2003, our effective tax rate was 30.0% and for the nine months ended September 30, 2002 it was 30.7%. This decrease is primarily due to our purchase of $50.0 million of tax-advantaged bank-owned life insurance.

Financial Condition

Summary of 2003 compared to 2002

Total assets at September 30, 2003 were $5.9 billion, compared with $5.5 billion at December 31, 2002 and $5.4 billion at September 30, 2002. Equity capital was $541.2 million at September 30, 2003, or $13.59 per share, compared to $533.9 million, or $13.47 per share, at December 31, 2002, and $528.1 million, or $13.33 per share, at September 30, 2002.

The following discussion details the factors that contributed to these changes.

Investment Securities Available for Sale

Investment securities available for sale decreased $103.5 million from December 31, 2002 to September 30, 2003 and $63.4 million from September 30, 2002 to September 30, 2003. This decrease is primarily the result of rapid repayment of mortgage-backed securities brought on by the current low interest rate environment and the reallocation of $50.0 million from our securities portfolio to bank-owned life insurance.

Loans and Leases

Loans and leases increased $317.0 million from December 31, 2002 to September 30, 2003 and $391.3 million from September 30, 2002 to September 30, 2003. We believe that these increases, as well as those experienced in total deposits, are a direct result of the bank subsidiaries’ successful implementation of our retail and corporate sales initiatives that were begun in 2002.

Goodwill

On June 28, 2002, we completed the acquisition of Addis, an insurance brokerage located in King of Prussia, Pennsylvania. The acquisition was accounted for under the purchase method of accounting for business combinations, and goodwill of $10.9 million was recognized at that time. Furthermore, there were also contingent cash payments totaling $6.0 million based upon certain earnings targets. During the third quarter of 2003, certain of these earnings targets were met, and cash payments of $4.2 million were recorded as additional goodwill related to this acquisition.

Risk Assets

Table 3 shows an increase in non-accrual loans and leases from $18.7 million at September 30, 2002 to $19.7 million at September 30, 2003. Loans and leases past due 90 days or more and still accruing decreased from $10.1 million at September 30, 2002 to $8.4 million at September 30, 2003. The percentage of non-performing assets to period-end loans and other real estate owned increased from 0.58% at September 30, 2002 to 0.67% at September 30, 2003. The percentage of loan and lease loss reserve to non-performing loans and leases was 162.52% at September 30, 2003 compared with 211.34% at September 30, 2002.

At September 30, 2003, Susquehanna had a restructured loan totaling $5.9 million with a long-time borrower. This loan, secured by a hotel facility in our marketplace, was classified as a potential problem loan at December 31, 2002. The borrower is not delinquent under the modified terms as of September 30, 2003. This restructured loan was the primary reason for the ratio changes noted in the above paragraph.

Deposits

Total deposits increased $141.4 million from December 31, 2002 to September 30, 2003 and $207.6 million from September 30, 2002 to September 30, 2003.

Borrowings

Total borrowings increased $138.9 million from December 31, 2002 to September 30, 2003 and $175.2 million from September 30, 2002 to September 30, 2003. The greatest increase within this category, from December 31, 2002 to September 30, 2003, occurred in securities sold under agreements to repurchase, which increased from $201.4 million at December 31, 2002 to $360.6 million at September 30, 2003. This increase represents an additional source of funding secured through brokers, which has been initiated to take advantage of the low-interest-rate environment. This source of funding was most advantageous to us as loan growth has been greater than deposit growth.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance - Beginning of period	$40,329	$39,148	$39,671	$37,698
Additions charged to operating expenses	2,665	2,372	7,545	7,079

	42,994	41,520	47,216	44,777

Charge-offs	(2,139)	(2,606)	(7,873)	(7,033)
Recoveries	658	573	2,170	1,743

Net charge-offs	(1,481)	(2,033)	(5,703)	(5,290)

Balance - Period end	$41,513	$39,487	$41,513	$39,487

Net charge-offs as a percent of average loans and leases (annualized)	0.15%	0.21%	0.20%	0.19%
Allowance as a percent of period-end loans and leases	1.00%	1.05%	1.00%	1.05%

Average loans and leases	$4,011,590	$3,774,720	$3,887,664	$3,669,908
Period-end loans and leases	4,147,957	3,756,659	4,147,957	3,756,659

TABLE 3 - RISK ASSETS

	September 30, 2003	December 31, 2002	September 30, 2002
Nonperforming assets:
Nonaccrual loans and leases	$19,689	$18,190	$18,684
Restructured accrual loans	5,855	0	0
Other real estate owned	2,081	3,151	3,194

Total nonperforming assets	$27,625	$21,341	$21,878

As a percent of period-end loans and leases and other real estate owned	0.67%	0.56%	0.58%
Coverage ratio	162.52%	218.09%	211.34%
Loans and leases contractually past due 90 days and still accruing	$8,410	$8,208	$10,146

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

The minimum Tier 1 capital ratio is 4%; Susquehanna’s ratio at September 30, 2003 was 9.50%. The minimum total capital (Tier 1 and 2) ratio is 8%; Susquehanna’s ratio at September 30, 2003 was 12.00%. The minimum leverage ratio is 4%; Susquehanna’s leverage ratio at September 30, 2003 was 8.36%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

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

Liquidity Risk

Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2003, our bank subsidiaries had unused lines of credit available to them from various Federal Home Loan Banks totaling approximately $620 million, subject to certain collateralization requirements.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year totaled $15.6 million at September 30, 2003. These maturing investments represented 1.5% of total investment securities available for sale. Unrestricted short-term investments amounted to $38.6 million and represent additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

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

We employ a variety of methods to monitor interest rate risk. By dividing the assets and liabilities into three groups — fixed rate, floating rate and those which reprice only at our discretion – we develop strategies that are designed to minimize exposure to interest rate fluctuations. We use gap and interest rate shock analyses to evaluate interest rate sensitivity at a given point in time. Periodic gap reports compare the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates. We also utilize an in-house simulation model that measures our exposure to interest rate risk. This model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates using one percent intervals.

Our policy, as approved by our Board of Directors, is to experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 100 basis point shock and an up 300 basis point shock. Any down rate shock scenario greater than 100 basis points is considered remote, as the current federal funds target rate is only 1.00%.

At September 30, 2003, we continue to be an asset-sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, we likely will experience additional compression in our net interest margin.

Vehicle Leasing Residual Value Risk

In the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to negotiation of the payments for the additional year. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

Background. Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. In order to facilitate these financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), in 1997. Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the Origination Trust at the time of the purchase. Titles to the vehicles and the leases are then held by the Origination Trust, and the Origination Trust acts as lessor under the leases. Hann owns the beneficial interest in all leases and related vehicles. Hann’s beneficial interest is often referred to as the “Undivided Trust Interest” or “UTI.” Hann creates and transfers beneficial interests in the Origination Trust that represent just the rights in the pool of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions through a special unit of beneficial interest called a “SUBI.” There is no need to undertake the effort and expense of retitling the vehicles because the legal owner of the vehicles, the trust, does not change. At any time, a lease and related vehicle will be allocated to the UTI, and then to a SUBI, if it is beneficially owned by a securitization entity, a third party, or otherwise included in a transaction.

Automobile leases originated by the Origination Trust are financed primarily in four ways:

•	asset securitization transactions;

•	sale-leaseback transactions;

•	agency arrangements with, and lease sales to, other financial institutions; and

•	other sources of funds, including internally generated sources.

Assets financed through the use of the first three methods generally are not reflected on Susquehanna’s consolidated balance sheet. As of September 30, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner: asset securitization transactions, $324.8 million; a sale-leaseback transaction, $117.3 million; and agency arrangements and lease sales, $769.6 million. In comparison, as of September 30, 2003, Hann’s on-balance sheet, managed portfolio totaled $306.5 million. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and, in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions. In connection with its securitization transactions, Hann sells and contributes beneficial interests in automobile leases and related vehicles originated by the Origination Trust to a wholly owned, qualified special purpose entity (each a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS No. 140. Each QSPE retains the right to receive excess cash flows from the sold portfolio. Hann acts as servicer for the securitized portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. Neither Hann nor Susquehanna provide recourse for losses resulting from defaults under the leases. Each securitization transaction also provides that the beneficial interest in any leases and related vehicles that fail to meet the factual representations about those assets made by Hann in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust. Under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment, and interest rate risk. The leases are treated for accounting purposes as direct financing receivables as a result of the Residual Interest Agreement with Auto Lenders. Although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the PV Receivable recognized by Hann. As of September 30, 2003, the aggregate fair value of all such recorded PV Receivables in connection with Hann securitizations was $11.3 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 – Summary of Significant Accounting Policies” under the caption “Recorded Interests in Securitized Assets” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Summary of This Year’s Securitization Transaction

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related leased vehicles to a wholly owned qualifying special purpose entity (the “QSPE” or the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset backed notes. The initial recorded PV Receivable for the 2003 transaction was $12.0 million and the fair value of this PV Receivable at September 30, 2003 was $10.3 million.

Summary of Prior Years’ Securitization Transactions

During the third quarter of 2002, Hann entered into a revolving securitization transaction and had sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. The remaining balance in this securitization was consolidated into the July 2003 transaction. From time to time, however, the QSPE may still purchase the beneficial interests in additional automobile leases and related vehicles from Hann. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); although the lender is not committed to make loans to the QSPE. At September 30, 2003, no additional beneficial interests in automobile leases and related vehicles had been purchased by the QSPE. The QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann.

In connection with the securitization transaction entered into in July 2003, Hann terminated another revolving securitization arrangement it had with an asset-backed commercial paper issuer.

In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under SFAS No. 140, Hann is required to recognize a receivable representing the present value of these excess cash flows, which is subordinate to the investors’ interests. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At September 30, 2003, this recorded interest was $0.9 million of which $0.1 million represents the remaining interest-only asset and $0.8 million is a valuation adjustment which is recognized as other comprehensive income, net of taxes.

Sale-leaseback Transactions. In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under SFAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $117.3 million at September 30, 2003. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At September 30, 2003, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $47.6 million.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee discussed below.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that, if the aggregate net proceeds of such sale are less then the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (i) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (ii) $38 million. If the leases and related vehicles were to be worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38 million. The Servicing Agreement with Auto Lenders does not apply to the sale-leaseback transaction.

Under the Master Lease Agreement, the Lessee has an early buyout option on January 14, 2007 (the “EBO Date”) under which the Lessee can repurchase all, but not less than all, of the beneficial interests in leases and related vehicles. If the option is exercised, the Lessee will pay to the Lessor the purchase price under the early buyout option (the “EBO Price”). The EBO Price may, at the Lessee’s option, be payable either 100% on the EBO Date or, if our senior unsecured long-term debt rating on the EBO Date is at least Baa2 (and not on negative credit watch with negative implications) by Moody’s and BBB by Standard & Poor’s (and not on credit watch with negative implications) and certain other conditions are met, in installments. The Lessee must also pay the out-of-pocket costs and expenses (including all transfer taxes and legal fees and expenses) incurred by the Lessor, the trustees and their affiliates in connection with such purchase.

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

Summary of Prior Year’s Agency Agreement

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, Susquehanna entered into an agreement under which it guarantees Auto Lenders’ performance of its obligations to the new agency client. Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At September 30, 2003, the total residual value of the vehicles in the portfolio for this transaction was $58.1 million, and our maximum obligation under the Residual Interest Agreement at September 30, 2003, was $7.0 million.

Servicing Fees Under the Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales. Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value and Hann’s servicing costs. Consequently, Hann records no servicing asset or liability with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. We enter into securitization transactions primarily to achieve low-cost funding for the growth of our auto lease portfolio, and not primarily to maximize our ongoing servicing fee revenue. In the future, if servicing costs exceed servicing income, Hann would record the present value of that liability as an expense.

Our policy regarding the impairment of servicing assets is to evaluate the assets based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. For the reasons discussed above, we presently have no recorded servicing rights, and therefore, no associated impairment allowance.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of September 2003.

Securitization Transactions

Under the 2001 transaction, we have reimbursement obligations to a lender under a letter of credit facility if Auto Lenders breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At September 30, 2003, we would be obligated to make payments in an amount up to $20.5 million under this letter of credit upon a breach by Auto Lenders.

Sale-Leaseback Transaction

Under the existing sale-leaseback transaction, we guarantee certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If we fail to maintain our investment-grade senior unsecured long-term debt ratings, then we must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure our obligations under the guarantee. We also have obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if we fail to make payments under the guarantee.

Additionally, as discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an Early Amortization Event, as described above. The precise amount of the termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of the termination payments. Even if an Early Amortization Event were to occur, we would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. We believe that the occurrence of any Early Amortization Event is remote.

At the end of the lease term under the Master Lease Agreement, the Lessee’s obligation in respect to the Lease End Value of the beneficial interest in the leases and related vehicles at that time cannot exceed the Lease End Value. Therefore, if the leases and related vehicles were to be worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38 million.

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation at September 30, 2003 was $7.0 million.

Miscellaneous

Additionally, we are required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on Susquehanna. The basic coverage policy is renewable annually and expires in 2004.

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

PART II. OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	Amendments to Susquehanna Bancshares, Inc. Equity Compensation Plan (effective July 16, 2003). Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K.

(i)	On July 22, 2003, Susquehanna furnished to the Securities and Exchange Commission a current report on Form 8-K regarding its issuance of a press release announcing financial results for its second quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 12, 2003	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 12, 2003	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Amendments to Susquehanna Bancshares, Inc. Equity Compensation Plan (effective July 16, 2003). Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32	Section 1350 Certifications