Form 10-K
period 2003-12-31
SUSQUEHANNA BANCSHARES INC
filed 2004-03-12
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

common stock, par value $2.00 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b2).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $900,628,072 as of June 30, 2003, based upon the closing price quoted on the Nadsaq National Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 28, 2004, was 39,868,108.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 27, 2004 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to eight commercial banks, we operate a trust and investment company, an asset management company, a property and casualty insurance brokerage company and a vehicle leasing company. As of December 31, 2003, we had total assets of $ 6.0 billion, consolidated net loans and leases of $4.3 billion, deposits of $4.1 billion and shareholders’ equity of $547.4 million.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web-site address is www.susqbanc.com. Our stock is traded on the Nasdaq National Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site

As a financial holding company with operations in multiple states, we manage our subsidiaries on a local community basis which allows each subsidiary operating in different markets to retain its name and board of directors. We believe that this approach differentiates us from other large competitors because it gives our subsidiaries greater flexibility to better serve their markets and increase responsiveness to the needs of local customers. We continue, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve greater economies of scale and cost savings. We also provide our banking subsidiaries guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial and administrative services.

The following table sets forth information, for the year ended December 31, 2003, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Net Income	Percent of Total
	(dollars in thousands)
Central Pennsylvania:
Farmers First Bank	$1,584,067	26.6%	$65,423	22.5%	$21,865	35.1%
First Susquehanna Bank & Trust	352,048	5.9	15,805	5.4	3,729	6.0
WNB Bank	310,720	5.2	16,056	5.5	5,696	9.1

Suburban Philadelphia and Southern New Jersey:
Equity Bank	853,729	14.3	32,785	11.3	8,334	13.4

Suburban Baltimore and Central Maryland:
Susquehanna Bank	1,306,357	21.9	44,805	15.5	10,722	17.2

Western Maryland and Southwestern Pennsylvania:
Farmers and Merchants Bank & Trust	886,705	14.9	37,490	12.9	8,066	12.9
Citizens Bank of Southern Pennsylvania	246,249	4.1	10,752	3.7	2,548	4.1
First American Bank of Pennsylvania	205,719	3.5	8,734	3.0	2,258	3.6

Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	3,823	0.1	8,274	2.9	970	1.6
Valley Forge Asset Management Corp	19,581	0.3	9,224	3.2	1,464	2.3
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	239,190	4.0	34,624	11.9	3,197	5.1
The Addis Group, LLC	30,715	0.5	7,897	2.7	1,519	2.4
Consolidation adjustments and other non-bank subsidiaries	(85,796)	(1.3)	(1,967)	(0.7)	(7,995)	(12.8)

TOTAL	$5,953,107	100.0%	$289,901	100.0%	$62,373	100.0%

(1)	Revenues equal net interest income and other income.

As of December 31, 2003, non-interest income represented 35% of our total revenue. Bank subsidiaries contributed 39% of total non-interest income, and non-bank affiliates 61% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.21% of total average loans and leases.

As of December 31, 2003, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$621	14.6%
Real estate – construction	550	12.9
Real estate secured – residential	1,306	30.6
Real estate secured – commercial	1,016	23.8
Consumer	338	7.9
Leases	432	10.2

Total loans and leases	$4,263	100.0%

Market Area

Our Bank Subsidiaries. Farmers First Bank, First Susquehanna Bank & Trust and WNB Bank operate primarily in the Central Pennsylvania market area, which is comprised of York, Lancaster, Snyder, Union, Lycoming, Columbia and Northumberland counties in Pennsylvania. Equity Bank operates primarily in the Suburban Philadelphia and Southern New Jersey market area, which is comprised of Chester, Delaware, Montgomery and Philadelphia counties in Pennsylvania and Gloucester, Burlington and Camden counties in New Jersey. Susquehanna Bank operates primarily in the suburban Baltimore and Central Maryland market area, which is comprised of the City of Baltimore and the counties of Harford, Baltimore, Anne Arundel, Howard and Carroll in Maryland. Farmers & Merchants Bank and Trust, Citizens Bank of Southern Pennsylvania and First American Bank of Pennsylvania operate primarily in the Western Maryland and Southwestern Pennsylvania market area, which is comprised of Garret, Allegany, and Washington Counties in Maryland, Berkeley and Jefferson counties in West Virginia, and Bedford, Blair and Franklin counties in Pennsylvania.

As of December 31, 2003, core deposits funded 72% of our lending and investing activities. The following chart reflects the total assets, loans and deposits of our banking operations in each of our primary markets as of December 31, 2003:

	Assets	Percent of Total	Loans and Leases	Percent of Total	Deposits	Percent of Total
	(dollars in thousands)
Central Pennsylvania	$2,246,835	39.6%	$1,642,815	39.5%	$1,583,633	38.3%
Suburban Philadelphia and Southern New Jersey	853,729	15.0	575,013	13.8	706,191	17.1
Suburban Baltimore and Central Maryland	1,306,357	23.0	1,091,235	26.2	814,152	19.7
Western Maryland and Southwestern Pennsylvania	1,338,673	23.6	921,471	22.1	1,030,904	24.9
Elimination adjustments	(70,000)	(1.2)	(70,000)	(1.7)	0	0

Total	$5,675,594	100.0%	$4,160,534	100.0%	$4,134,880	100.0%

Our Nonbank Subsidiaries. Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as our bank subsidiaries. The Addis Group, LLC operates primarily in Southeastern Pennsylvania, Southern New Jersey and Northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, Eastern Pennsylvania and Southeastern New York.

While conditions in our market area are presently stable, a variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, war or political instability), may affect such stability, both in our markets as well as national markets. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

Products and Services

Our Bank Subsidiaries. Our commercial bank subsidiaries operate as an extensive branch network and maintain a strong market presence in our primary markets. They provide a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans, personal loans and internet banking services. They also provide a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans and internet banking services.

Our Nonbank Subsidiaries. Our nonbank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial and personal property and casualty insurance, and risk management programs, for medium and large size companies. Susquehanna Trust & Investment Company, a subsidiary of Farmers First Bank, provides traditional trust and custodial services and acts as administrator, executor, guardian and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

Our Long-Term Strategy

General. We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships by cross-selling a comprehensive range of financial services and products by a highly trained and motivated employee sales force. In 2002, we implemented a long-term strategic plan to create shareholder value. Its three main components are: growing our business profitably; developing our sales culture; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives that we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications and organizational structure.

2003 Strategic Results. In 2003, we further refined our strategic plan and focused on the following strategic priorities:

•	core bank growth and sales culture development;

•	wealth management;

•	company synergies;

•	risk management; and

•	merger and acquisition activity.

A summary of our 2003 strategic results is as follows:

Core Bank Growth and Sales Culture Development. An integral part of our strategic plan in 2003 was to improve our core bank growth by continuing our emphasis on building a sales culture throughout our bank subsidiaries. With a focused effort on training our employees, we achieved significant results. Deposits at December 31, 2003 increased 7.9% over December 31, 2002, rising from $3.8 billion to $4.1 billion year over year. Loans and leases rose to $4.3 billion at December 31, 2003, an increase of 11.3% over December 31, 2002 year over year. Bank originated loans increased 10.9% year over year.

Wealth Management. In 2003, Susquehanna Trust & Investment Company launched a new brokerage service called “Valley Forge Financial Strategies.” The program is available through our network of 146 bank branch offices. It offers individuals and businesses full-service financial planning with expertise in the areas of annuities, mutual funds, insurance, stocks, bonds and retirement and college planning. The goal of VFFS is to help simplify the wealth management process for our customers by helping them make sound investment decisions based on their financial history, current and future needs, and risk tolerances.

In May of 2003, we also announced the introduction of a new branding strategy for our full compliment of wealth management services. Under this new branding strategy, all of our current wealth management subsidiaries (Valley Forge Asset Management, Susquehanna Trust & Investment Company, and VFFS) and any future wealth management affiliates will operate under the market name of “Susquehanna Wealth Management.” The companies operating under the Susquehanna Wealth Management brand share a new, common logo design and are co-branded as a “Susquehanna Wealth Management Company.” With a single brand, we can concentrate on building one clear identity for our wealth management services.

Company Synergies. The Susquehanna Wealth Management branding strategy reflects the synergies that exist between our wealth management entities. By sharing a common brand, the entities are better positioned to leverage opportunities and expand customer relationships throughout our banking, insurance and leasing affiliates and make a significant contribution to our fee income and overall profitability.

Risk Management. We continued our emphasis on risk management in 2003 by implementing a company-wide risk management software system to allow us to better measure and quantify risk across a broad spectrum. This system will help us to evaluate risk and determine risk-adjusted capital allocations throughout the company.

Merger and Acquisition Activity. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders.

While any future acquisition may occur in any market area, the four major growth corridors that we are focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprised of Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard and Anne Arundel counties in Maryland;

•	the Greater Delaware Valley corridor, comprised of Chester, Montgomery, Delaware and Bucks counties in Pennsylvania, the City of Philadelphia, and Gloucester, Camden, Burlington and Mercer counties in New Jersey;

•	the Interstate 81 corridor, comprised of Franklin, Cumberland and Adams counties in Pennsylvania, Washington and Frederick counties in Maryland, and Berkeley and Jefferson counties in West Virginia; and

•	the contiguous market area that would fill in between our current bank subsidiaries.

On December 10, 2003, Susquehanna entered into an Agreement and Plan of Merger with Patriot Bank Corp., pursuant to which Susquehanna will acquire Patriot. Under the terms of the merger agreement, Patriot shareholders will have the opportunity to elect to receive either $30.00 in cash or 1.143 shares of Susquehanna common stock for each share of Patriot common stock that they own. Patriot shareholders may elect to receive all cash, all Susquehanna common stock or a combination of cash and Susquehanna common stock for their shares of Patriot common stock, subject to the limitations described below.

We filed a registration statement on Form S-4 with the Securities and Exchange Commission on January 30, 2004, relating to the registration of the shares of Susquehanna common stock to be issued to Patriot shareholders in connection with the merger, and which included a definitive joint proxy statement/prospectus to be delivered to Susquehanna and Patriot shareholders in connection with the special meetings of their respective shareholders being held to approve the merger agreement.

The aggregate amount of cash consideration to be paid by Susquehanna to Patriot shareholders in the merger will equal the product of $30.00 multiplied by 20% of the outstanding shares of Patriot common stock as of the third trading day prior to the merger (on a fully diluted basis, as defined in the merger agreement and described in the definitive joint proxy statement/prospectus) and reduced by the amount of cash to be paid by Susquehanna in connection with the cancellation of Patriot nonqualified stock options. The remaining merger consideration will be issued in the form of shares of Susquehanna common stock. Accordingly, the actual allocation of cash and shares of Susquehanna common stock that Patriot shareholders receive will depend on the elections made by other Patriot shareholders and may be different from what a Patriot shareholder actually elects. Since the aggregate amount of cash consideration to be paid to Patriot shareholders is fixed, to the extent that Patriot shareholders either oversubscribe or undersubscribe for the available pool of cash consideration, the exchange agent will allocate among such oversubscribing or undersubscribing Patriot shareholders based upon the allocation procedures set forth in the merger agreement and described in the definitive joint proxy statement/prospectus.

We expect to complete the merger as quickly as possible once all of the conditions to the merger are fulfilled, including obtaining the approvals of both Susquehanna’s and Patriot’s shareholders and applicable regulatory agencies. We currently expect to complete the merger during the second quarter of 2004.

On February 12, 2004, our bank subsidiary Equity Bank executed a separate Agreement and Plan of Merger with Patriot Bank, a wholly owned bank subsidiary of Patriot Bank Corp., pursuant to which Patriot Bank will merge with and Equity Bank, upon completion of the merger of Patriot with and into Susquehanna.

In order to finance the cash portion of the merger consideration to be paid to Patriot shareholders in the merger, Susquehanna anticipates offering approximately $50.0 million in subordinated notes in a private placement in accordance with Rule 144A of the Securities Act, during the second quarter of 2004. The exact terms of the subordinated notes will not be determined until shortly before the offering is to be consummated.

Except for the Patriot transaction, we currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Employees

As of December 31, 2003, we had 1,787 full-time and 278 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services. We are subject to competition from less heavily regulated entities such as brokerage firms, money market funds, credit unions, consumer finance and credit card companies and other financial services companies.

The Gramm-Leach-Bliley Act has liberalized many of the regulatory restrictions previously imposed on us, including our subsidiaries. Further legislative proposals are pending or may be introduced which could further affect the financial services industry. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such a proposal would have on our competitive positions in our marketplace.

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, our bank subsidiaries and we compete with numerous super-regional institutions with significantly greater resources and assets and that conduct banking business throughout the region.

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

Our bank subsidiaries are also subject to regulation and supervision. Farmers First Bank, Citizens Bank of Southern Pennsylvania, First Susquehanna Bank & Trust, First American Bank of Pennsylvania and WNB Bank are all Pennsylvania state banks subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Equity Bank is a New Jersey state member bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Federal Reserve Board. Farmers & Merchants Bank and Trust and Susquehanna Bank are both Maryland state banks subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the FDIC. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2003 consisted of providing our customers with banking, trust and other financial products and services. These services include commercial banking through our eight subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management and brokerage services through Valley Forge Asset Management Corp. and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, commercial banking activities accounted for 80.0% of our gross revenues in 2003 and 84.2% of our gross revenues in 2002.

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

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the Gramm-Leach-Bliley Act (the “GLB Act”). As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complimentary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

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

As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Federal Reserve Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve our full flexibility as an FHC. However, as an FHC, Susquehanna (unlike traditional bank holding companies) is permitted to undertake several new types of activities, and to acquire companies engaged in several additional kinds of activities, without prior Federal Reserve Board approval and with only notice afterward. To preserve our FHC status, we must ensure that all of our insured depository institution subsidiaries remain well-capitalized and well-managed for regulatory purposes and earn “satisfactory” or better ratings on their periodic Community Reinvestment Act (“CRA”) examinations.

An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances. If the Federal Reserve Board determines that any of the FHC’s subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the FHC. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to FHC bank holding companies.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“tier 1 capital”). The remainder of total capital (“tier 2 capital”) may consist of perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, and unrealized gains on equity securities.

At December 31, 2003, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 9.6% and 12.1%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to it. At December 31, 2003, our leverage ratio was 8.3%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by their respective federal regulatory agencies. No such agency has advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to it.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The BIS has released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. “Operational risk” in this context means the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, it is possible that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the federal bank regulatory authorities in the United States. The new capital requirements that may arise out of a new BIS capital accord could increase the minimum capital requirements applicable to Susquehanna and it subsidiaries.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet the required minimum level for each capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2003, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality and overall financial condition.

Interstate Banking and Branching. Under the Pennsylvania Banking Code of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies. The same Act generally permits the federal banking agencies to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania and West Virginia have enacted legislation authorizing such “de novo” branching by banks located in states offering reciprocal treatment to their institutions. Maryland and Ohio have as well, but without the reciprocity requirement. Delaware, New Jersey and New York do not allow entry through de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which we now operate.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted to strengthen the ability of the U.S. law enforcement and intelligence communities to combat terrorism. The Act requires financial institutions, including our bank and broker-dealer subsidiaries, to assist in the prevention, detection and prosecution of money laundering and the financing of terrorism. The Act established standards to be followed by institutions in verifying client identification when accounts are opened and provides rules to promote cooperation among financial institutions, regulators and law enforcement organizations in identifying parties that may be involved in terrorism or money laundering. Certain of the regulations under the Act are still pending, and we cannot predict the ultimate impact of the legislation. However, we believe that the additional cost to us of complying with the Act and its regulations is not likely to be material.

Regulation of Nonbank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have three other primary nonbank subsidiaries. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers (the “NASD”). It is also licensed with the securities commissions of various states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 26 other states.

Privacy. Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including customers of the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act also requires institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.

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

National Monetary Policy. In addition to being affected by general economic conditions, the earnings and growth of Susquehanna and our subsidiaries are affected by the policies of regulatory authorities, including the Federal Reserve Board, the FDIC, the SEC, the NASD and state agencies. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Executive Officers

The executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	54	Chairman of the Board, President and Chief Executive Officer
Gregory A. Duncan	48	Executive Vice President and Chief Operating Officer
Drew K. Hostetter	49	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	56	Senior Vice President and Group Executive
David D. Keim	55	Senior Vice President and Chief Risk and Credit Officer
Michael M. Quick	55	Vice President and Group Executive
James G. Pierné	52	Vice President and Group Executive
Peter J. Sahd	44	Vice President and Group Executive
William T. Belden	54	Vice President and Group Executive
Rodney A. Lefever	37	Vice President and Chief Technology Officer
Lisa M. Cavage	39	Vice President, Secretary and Counsel
Charles W. Luppert	62	Vice President

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001 and President since January 2000. From January 1998 until he was named President, he was Senior Vice President. He has also been Chairman of the Board of Farmers First Bank since March 2001, and a Director of Farmers & Merchants Bank and Trust since 1985, Boston Service Company, Inc. (t/a Hann Financial Service Corp) since February 2000, Valley Forge Asset Management Corp. since March 2000, and The Addis Group, LLC since September 2002.

Gregory A. Duncan was appointed Chief Operating Officer in May 2001 and Executive Vice President in January 2000. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President–Administration.

Drew K. Hostetter was appointed Executive Vice President in May 2001 and has been Treasurer and Chief Financial Officer since 1998. From January 2000 until his appointment as Executive Vice President, he was Senior Vice President.

Edward Balderston, Jr. was appointed Senior Vice President and Group Executive in May 2001. From May 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President in Charge of Marketing and Human Resources.

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

James G. Pierné was appointed as Chairman, President and Chief Executive Officer of Farmers & Merchants Bank and Trust in March 2002 and as Vice President and Group Executive of Susquehanna in May 2001. He also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust from March 2000 to March 2002. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

Peter J. Sahd was appointed as Vice President and Group Executive in May 2001. From April 1999 until his appointment as Vice President and Group Executive, he was Director - Alternative Delivery Services of Susquehanna. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank from August 1994 until April 1999.

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

Lisa M. Cavage was appointed Vice President in May 2001 and has been Counsel to Susquehanna since March 1998.

Charles W. Luppert is also the principal executive officer of WNB Bank and has been employed by that subsidiary bank in a substantially equivalent position for more than the past five years.

There are no family relationships among the executive officers of Susquehanna. The executive officers are elected or appointed by the Board of Directors of Susquehanna and serve until the appointment or election and qualification of their successor or their earlier death, resignation or removal. There are no arrangements or understandings between any of them and any other person pursuant to which any of them was selected an officer of Susquehanna.

Item 2. Properties

Susquehanna reimburses its subsidiaries for space and services utilized. It also leases office space located at Topflight Airpark, Showalter Road, Hagerstown, Maryland for its loan servicing center.

Our bank subsidiaries operate 146 branches and 20 free-standing automated teller machines. They own 64 of the branches and lease the remaining 82.

On November 19, 2003, Farmers First Bank announced its settlement on a lot located at 1570 Manheim Pike, Manheim Township, Lancaster County, Pennsylvania. The bank plans to construct a 33,000 square foot, three-story building on the property, which will include a 3,000 square foot Farmers First Bank retail branch office, offices for the bank’s executive management team, members of its corporate lending staff and additional office space for lease. In addition to this lot, seven additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2003, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Farmers First Bank	9 East Main Street Lititz, Pennsylvania	Owned	41 banking offices in Lancaster and York Counties, Pennsylvania

Citizens Bank of Southern Pennsylvania	35 North Carlisle Street Greencastle, Pennsylvania	Owned	7 banking offices in Franklin County, Pennsylvania

First Susquehanna Bank & Trust	400 Market Street Sunbury, Pennsylvania	Owned	13 banking offices in Northumberland, Snyder, Columbia and Union Counties, Pennsylvania

WNB Bank	329 Pine Street Williamsport, Pennsylvania	Owned	7 banking offices in Lycoming County, Pennsylvania

Farmers & Merchants Bank and Trust	59 West Washington Street Hagerstown, Maryland	Owned	32 banking offices in Washington, Allegany and Garrett Counties, Maryland and Jefferson and Berkeley Counties, West Virginia

Susquehanna Bank	100 West Road Towson, Maryland	Leased	21 banking offices located in Baltimore City and Baltimore, Harford, Howard, Anne Arundel, Carroll and Worcester Counties, Maryland

First American Bank of Pennsylvania	140 East Main Street Everett, Pennsylvania	Owned	6 banking offices in Bedford and Blair Counties, Pennsylvania

Equity Bank	8000 Sagemore Drive Suite 8101 Marlton, New Jersey	Leased	19 banking offices in Camden, Gloucester and Burlington Counties, New Jersey and Montgomery, Chester and Delaware Counties, Pennsylvania

As of December 31, 2003, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	26 North Cedar Street Lititz, Pennsylvania	Leased	8 offices in Franklin, Lancaster, Lycoming and Northumberland Counties, Pennsylvania, Camden County, New Jersey and Washington County, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Middlesex and Gloucester Counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Susquehanna’s Common Stock and Related Shareholder Matters.

Market Information. Susquehanna common stock is listed for quotation on the Nasdaq National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq National Market System for the years 2002 and 2003, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

			Price Range Per Share
Year	Period	Cash Dividends Paid	Low	High
2002	1st Quarter	$0.20	$20.10	$25.42
	2nd Quarter	0.20	21.35	26.00
	3rd Quarter	0.20	17.25	24.25
	4th Quarter	0.21	19.95	23.32

2003	1st Quarter	$0.21	$20.13	$22.05
	2nd Quarter	0.21	20.66	24.00
	3rd Quarter	0.22	23.35	27.47
	4th Quarter	0.22	24.60	27.99

As of February 27, 2004, there were 6,616 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid by Susquehanna are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Farmers First Bank, Citizens Bank of Southern Pennsylvania, First American Bank of Pennsylvania, First Susquehanna Bank & Trust and WNB Bank, the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust and Susquehanna Bank, the Federal Reserve Act and the New Jersey Banking Act of 1948 in the case of Equity Bank, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions, summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

For state-chartered banks which are members of the Federal Reserve System, the approval of the Federal Reserve Board is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the current year’s net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

Dividends by a Pennsylvania state-chartered bank may be paid only out of accumulated net earnings and are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank’s surplus equals the amount of its capital (a requirement presently satisfied in the case of all of our Pennsylvania state bank subsidiaries). Furthermore, a Pennsylvania bank may not pay a dividend if the payment would result in a reduction of the surplus account of the bank.

A Maryland state-chartered bank may pay dividends out of undivided profits or, with the approval of the Maryland Commissioner of Financial Regulation, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its capital stock, cash dividends may not be paid in excess of 90% of net earnings.

A New Jersey state-chartered bank may pay dividends on its capital stock unless the capital stock of the bank would be impaired after the payment. In addition, the bank must have a capital surplus after payment of the dividend of at least 50% of its capital stock or, if not, the payment would not reduce the surplus of the bank.

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2003, $143.0 million in the aggregate was available for dividend distributions during calendar 2004 to us from our bank subsidiaries without regulatory approval. Also, our non-bank subsidiaries at December 31, 2003 had approximately $34.2 million which they could dividend to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2003	2002	2001	2000	1999
	Dollars in thousands, except per share data
Interest income	$286,020	$316,713	$341,295	$353,416	$335,086
Interest expense	99,014	129,473	169,051	188,464	173,526
Net interest income	187,006	187,240	172,244	164,952	161,560
Provision for loan and lease losses	10,222	10,664	7,310	3,726	11,203
Noninterest income	101,750	94,150	84,166	74,010	53,459
Noninterest expenses	189,430	181,663	167,763	155,581	141,788
Income before taxes	89,104	89,063	81,337	79,655	62,028
Net income	62,373	61,721	55,716	54,962	43,523
Cash dividends declared on common stock	34,167	31,985	30,228	27,092	22,918

Per Common Share Amounts
Net income - basic	$1.57	$1.56	$1.42	$1.40	$1.11
- diluted	1.56	1.55	1.41	1.40	1.10
Cash dividends declared on common stock	$0.86	$0.81	$0.77	$0.70	$0.62
Dividend payout ratio	54.8%	51.8%	54.3%	49.3%	52.7%

Financial Ratios
Return on average total assets	1.09%	1.17%	1.14%	1.15%	0.94%
Return on average shareholders’ equity	11.58	12.02	11.78	13.01	10.45
Net interest margin	3.65	3.96	3.91	3.83	3.82
Average shareholders’ equity to average assets	9.41	9.73	8.85	8.85	8.95

Year-End Balances
Total assets	$5,953,107	$5,544,647	$5,088,954	$4,792,856	$4,804,997
Investment securities	988,222	1,126,407	1,021,091	898,604	912,048
Loans and leases, net of unearned income	4,263,272	3,830,953	3,519,498	3,433,610	3,469,661
Deposits	4,134,467	3,831,315	3,484,331	3,249,013	3,180,520
Total borrowings	1,099,403	1,021,194	1,016,845	1,030,812	1,157,025
Shareholders’ equity	547,382	533,855	493,536	453,437	415,022

Selected Share Data
Common shares outstanding (period end)	39,861	39,638	39,344	39,221	39,382
Average common shares outstanding:
basic	39,742	39,496	39,263	39,262	39,320
diluted	40,037	39,781	39,593	39,365	39,497
At December 31:
Book value per share	$13.73	$13.47	$12.54	$11.56	$10.54
Market price per common share	$25.01	$20.84	$20.85	$16.50	$15.88
Common shareholders	6,650	6,131	6,340	6,543	6,720

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries. Susquehanna Bancshares, Inc. and its subsidiaries are collectively referred to as “Susquehanna,” “we,” “us” and “our.”

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event (as defined in this report); the impact on Susquehanna of its ability to maintain contingent vehicle liability insurance coverage in vicarious liability states; and the anticipated acquisition of Patriot Bank Corp. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers which could adversely impact our business;

•	continued relationships with major customers;

•	our ability to complete the anticipated merger with Patriot Bank Corp. and the merger of Patriot Bank with and into Equity Bank within our anticipated time-frame, or at all, including whether the merger agreement will be approved by the shareholders of Susquehanna and Patriot and applicable federal, state, and local regulatory authorities;

•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits and providing various financial services that may affect our profitability;

•	the inability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	our ability to effect the proposed subordinated debt offering, or obtain other financing, in connection with funding the cash portion of the merger consideration to be paid to Patriot shareholders;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.

The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of Susquehanna’s financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

The following information refers to the parent company and its wholly-owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Farmers First Bank and subsidiaries (“Farmers”), Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Bancshares East, Inc. and subsidiaries, (“East”), Susquehanna Bancshares South, Inc. and subsidiaries (“South”), Susque-Bancshares Life Insurance Co. (“SBLIC”), Susque-Bancshares Leasing Company, Inc. and subsidiary (“SBLC”), Valley Forge Asset Management Corporation (“VFAM”), and The Addis Group, LLC (“Addis”).

Critical Accounting Estimates

Susquehanna’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Application of these principles involves significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses, the valuation of recorded interests, and the valuation of leased asset residual values to be the accounting areas that require the most subjective and complex judgments. The treatment of securitizations and off-balance sheet financing is discussed in detail in the section titled “Securitizations and Off-Balance Sheet Vehicle Lease Financings”.

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

Lease financing receivables include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease. The valuation of residual assets is considered critical due to the sensitivity in forecasting the impact of product and technology changes, consumer behavior, competitor initiatives, shifts in supply and demand, and economic conditions, among other factors, on the fair value of residual assets. We protect ourselves against this risk with a third-party guarantee of residual values. However, the future cost of this guarantee will be affected by our residual loss experience.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Results of Operations

Summary of 2003 Compared to 2002

Net income for the year ended December 31, 2003 was $62.4 million, an increase of $0.7 million, or 1.1%, over 2002 net income of $61.7 million. Net interest income declined slightly, to $187.0 million for 2003, from $187.2 million in 2002. Our earnings performance, however, continues to be enhanced by significant improvements in non-interest income, which, during the year 2003, exceeded 35% of total revenues and increased $7.6 million over 2002. Core banking contributed 39% of the total and non-bank affiliates 61%. Non-interest expenses increased 4.3%, to $189.4 million for 2003 from $181.7 million for 2002.

Additional information is as follows:

	Twelve Months Ended December 31,
	2003	2002
Diluted Earnings per Share	$1.56	$1.55
Return on Average Assets	1.09%	1.17%
Return on Average Equity	11.58%	12.02%

The following discussion details the factors that contributed to these results.

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which declined slightly in 2003, to $187.0 million, as compared to the $187.2 million attained in 2002. Net interest income as a percentage of net interest income and other income was 65%, 67%, and 67% for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of non-interest-bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

Table 2 illustrates the changes in net interest income caused by changes in average volume, rates, and yields. As shown in Table 2, the decrease in our net interest income in 2003, as compared to 2002, was primarily the result of average yields on earning assets declining more than the average cost of deposits, as interest rates remained at their lowest level in decades. Contributing to the over-all decrease in average yields was the rapid amortization of premiums paid for mortgage-backed securities due to a significant amount of prepayments caused by a reduction in long-term interest rates in the second quarter of 2003. In addition, the sale of approximately $50.0 million in mortgage-backed securities during the third quarter of 2003 and the subsequent reinvestment of the proceeds in tax-advantaged bank-owned life insurance negatively impacted the net interest margin, since income from bank-owned life insurance is classified as noninterest income as opposed to interest income. As a result, this purchase of bank-owned life insurance has had a positive impact on noninterest income. Since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, the net interest margin experienced further compression as interest rates declined and decreased to 3.65% for the year ended December 31, 2003 from 3.96% for the year ended December 31, 2002.

Average interest-earning assets grew by $384.7 million in 2003 over 2002, while average interest-bearing liabilities grew by $279.5 million for the same time period. The growth in average interest-earning assets was due to a $264.0 million increase in average loans and leases and a $116.4 million increase in our average investment portfolio. The net increase in average interest-bearing liabilities was attributable to growth in average interest-bearing deposits of $198.5 million and a net increase in average borrowings of $81.0 million. As illustrated in Table 1, the tax equivalent yield on average earning assets for 2003 decreased to 5.56% from 6.66% in 2002, while the average cost of funds decreased to 2.26% in 2003 from 3.16% in 2002 due to declines in interest rates. A mitigating factor in the decrease in the net interest margin was the increase in average non-interest bearing deposits of $101.0 million from December 31, 2002 to December 31, 2003.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled “Market Risks”.

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2003			2002			2001
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	Dollars in thousands
Assets
Short - term investments	$77,505	$705	0.91	$73,157	$1,351	1.85	$88,379	$3,539	4.00
Investment securities:
Taxable	1,104,863	37,893	3.43	966,156	52,497	5.43	834,066	51,219	6.14
Tax - advantaged	30,842	2,217	7.19	53,174	3,762	7.07	72,090	5,115	7.10

Total investment securities	1,135,705	40,110	3.53	1,019,330	56,259	5.52	906,156	56,334	6.22

Loans and leases, (net):
Taxable	3,910,353	243,236	6.22	3,657,342	257,977	7.05	3,444,049	280,730	8.15
Tax - advantaged	59,179	4,222	7.13	48,230	3,758	7.79	43,945	3,820	8.69

Total loans and leases	3,969,532	247,458	6.23	3,705,572	261,735	7.06	3,487,994	284,550	8.16

Total interest - earning assets	5,182,742	$288,273	5.56	4,798,059	$319,345	6.66	4,482,529	$344,423	7.68

Allowance for loan and lease losses	(40,868)			(39,193)			(38,409)
Other non - earning assets	582,652			514,147			423,029

Total assets	$5,724,526			$5,273,013			$4,867,149

Liabilities
Deposits:
Interest - bearing demand	$1,195,656	$9,473	0.79	$991,096	$12,429	1.25	$824,950	$18,144	2.20
Savings	498,157	1,999	0.40	461,947	4,036	0.87	420,818	6,324	1.50
Time	1,601,495	51,419	3.21	1,643,785	66,034	4.02	1,568,646	84,222	5.37
Short - term borrowings	343,942	3,341	0.97	235,728	3,919	1.66	211,033	7,976	3.78
FHLB borrowings	587,305	22,420	3.82	544,176	28,108	5.17	446,835	23,656	5.29
Long - term debt	141,425	10,120	7.16	116,910	8,736	7.47	101,329	7,843	7.74
Vehicle financing	8,329	241	2.89	103,175	6,211	6.02	293,885	20,886	7.11

Total interest - bearing liabilities	4,376,309	$99,013	2.26	4,096,817	$129,473	3.16	3,867,496	$169,051	4.37

Demand deposits	646,971			545,971			468,319
Other liabilities	162,828			116,926			58,362

Total liabilities	5,186,108			4,759,714			4,394,177

Equity	538,418			513,299			472,972

Total liabilities & shareholders’ equity	$5,724,526			$5,273,013			$4,867,149

Net interest income / yield on average earning assets		$189,260	3.65		$189,872	3.96		$175,372	3.91

Additional Information

Average loan balances include non accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

TABLE 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2003 Versus 2002 Increase (Decrease) Due to Change in			2002 Versus 2001 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	Dollars in thousands
Interest Income
Other short-term investments	$76	$(722)	$(646)	$(530)	$(1,658)	$(2,188)
Investment securities:
Taxable	6,758	(21,362)	(14,604)	7,566	(6,288)	1,278
Tax-advantaged	(1,604)	59	(1,545)	(1,334)	(19)	(1,353)

Total investment securities	5,154	(21,303)	(16,149)	6,232	(6,307)	(75)
Loans (net of unearned income):
Taxable	17,068	(31,809)	(14,741)	16,633	(39,386)	(22,753)
Tax-advantaged	801	(337)	464	353	(415)	(62)

Total loans	17,869	(32,146)	(14,277)	16,986	(39,801)	(22,815)

Total interest-earning assets	$23,099	$(54,171)	$(31,072)	$22,688	$(47,766)	$(25,078)

Interest Expense
Deposits:
Interest-bearing demand	$2,226	$(5,182)	$(2,956)	$3,155	$(8,870)	$(5,715)
Savings	294	(2,331)	(2,037)	566	(2,854)	(2,288)
Time	(1,660)	(12,955)	(14,615)	3,875	(22,063)	(18,188)
Short-term borrowings	1,406	(1,984)	(578)	843	(4,900)	(4,057)
FHLB borrowings	2,092	(7,780)	(5,688)	5,023	(571)	4,452
Long - term debt	1,767	(383)	1,384	1,172	(279)	893
Vehicle financing	(3,815)	(2,155)	(5,970)	(11,870)	(2,805)	(14,675)

Total interest-bearing liabilities	2,310	(32,770)	(30,460)	2,764	(42,342)	(39,578)

Net interest income	$20,789	$(21,401)	$(612)	$19,924	$(5,424)	$14,500

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

Commercial and commercial real estate loans are internally risk rated, using a standard rating system, by our loan officers and periodically reviewed by loan quality personnel. Consumer, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

In 2002, we changed the methodology for calculating the allowance for loan and lease losses. Under this new methodology, loss rates for the last three years, on a rolling quarter-to-quarter basis, are determined for (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction) and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). The loss rates are calculated for each affiliate bank, and they are applied to loan balances of the portfolio segments described above.

In addition to using loss rates, non-accrual loans of $0.25 million or greater are reviewed for impairment as required under FAS No. 114. Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk.

Loss rates are adjusted by applying other factors to the calculations. These factors include adjustment for current economic trends, delinquency and risk trends, credit concentrations, credit administration and other special allocations for unusual events or changes in products.

The methodology provides a more in-depth analysis of the portfolios of our banks and better reflects the estimated losses within the various portfolios. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rated review of commercial credit relationships at the banking affiliates.

Prior to 2002, we did not have a standard risk rating system for affiliate banks. The banks used their own methodology for calculating the allowance, and loss data was not broken out in as many categories, particularly real estate loans, because the data was not available. Table 10, “Allocation of Allowance for Loan and Lease Losses,” reflects comparative data for 2003 and 2002 using the revised methodology. The prior years’ allocations for real estate in total are consistent. If data were available, and we could retroactively apply our current methodology to prior years, we believe the allocation between real estate construction and real estate mortgage would be consistent with 2003 and 2002 allocations.

Determining the level of the allowance for possible loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at December 31, 2003. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2003.

As illustrated in Table 3, the provision for loan and lease losses was $10.2 million for 2003 and $10.7 million in 2002. This $0.4 million decrease in the provision is the result of a $0.9 million decrease in charge-offs in 2003, as compared to 2002 and an increase in recoveries of $0.5 million during 2003 over 2002. Net charge-offs, as presented in Table 3, were $7.2 million in 2003 and $8.7 million in 2002. The allowance for loan and lease losses at December 31, 2003 was 1.00% of period-end loans and leases, or $42.7 million, compared with 1.04%, or $39.7 million, at December 31, 2002.

TABLE 3 - Provision and Allowance for Loan and Lease Losses

	2003	2002	2001	2000	1999
	Dollars in thousands
Allowance for loan and lease losses, January 1	$39,671	$37,698	$37,187	$44,465	$39,440
Allowance acquired in business combination	0	0	539	0	0
Allowance transferred to third-party guarantor	0	0	0	3,057	0
Additions to provision for loan and lease losses charged to operations	10,222	10,664	7,310	3,726	11,203
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	2,340	3,261	2,563	3,314	2,654
Real estate - construction	0	3	69	415	651
Real estate secured - residential	956	1,271	451	862	1,113
Real estate secured - commercial	1,413	1,143	750	270	286
Consumer	3,561	3,657	3,178	4,186	3,188
Leases	1,840	1,697	2,413	653	527

Total charge-offs	10,110	11,032	9,424	9,700	8,419

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	614	283	271	211	455
Real estate - construction	0	16	115	145	30
Real estate secured - residential	289	66	185	217	714
Real estate secured - commercial	128	0	63	7	68
Consumer	1,421	1,852	1,326	1,109	879
Leases	437	124	126	64	95

Total recoveries	2,889	2,341	2,086	1,753	2,241

Net charge-offs	7,221	8,691	7,338	7,947	6,178

Allowance for loan and lease losses, December 31,	$42,672	$39,671	$37,698	$37,187	$44,465

Average loans and leases outstanding	$3,969,532	$3,705,572	$3,537,316	$3,449,145	$3,347,822
Period-end loans and leases	4,263,272	3,830,953	3,519,498	3,433,610	3,469,661
Net charge-offs as a percentage of average loans and leases	0.18%	0.23%	0.21%	0.23%	0.18%
Allowance as a percentage of period-end loans and leases	1.00%	1.04%	1.07%	1.08%	1.28%

Should the economic climate deteriorate, borrowers may experience increasing difficulty in meeting their payment obligations, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and require further increases in the provision. In addition, regulatory authorities, as an integral part of their examinations, periodically review the level of the allowance for loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2003 and 2002 was $0.06 million and $0.05 million, respectively. Interest income that would have been recorded on these loans under the original terms was $0.7 million and $0.9 million for 2003 and 2002, respectively. At December 31, 2003, we had no outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off at 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan to value ratio.

Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2003, total non-performing assets totaled $27.8 million, which included $2.9 million in other real estate acquired through foreclosure and a $5.8 million restructured loan. At December 31, 2002, total non-performing assets totaled $21.3 million, which included $3.2 million in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.65% at December 31, 2003, an increase from 0.56% at December 31, 2002.

At December 31, 2003, Susquehanna had a restructured loan totaling $5.8 million with a long-time borrower. This loan, secured by a hotel facility in our marketplace, was classified as a potential problem loan at December 31, 2002. The borrower is not delinquent under the modified terms as of December 31, 2003. This restructured loan was the primary reason for the ratio changes noted in the above paragraph.

TABLE 4 - Non-Performing Assets

At December 31,	2003	2002	2001	2000	1999
	Dollars in thousands
Loans contractually past due 90 days and still accruing	$6,538	$8,208	$11,498	$13,798	$10,360

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$1,735	$3,252	$1,588	$1,858	$316
Real estate - construction	128	1,148	1,536	1,374	1,357
Real estate secured - residential	4,157	3,819	2,557	5,371	7,358
Real estate secured - commercial	12,963	9,192	6,702	5,823	12,274
Consumer	54	245	41	117	271
Leases	0	534	3,092	1,998	1,194
Restructured loans	5,823	0	0	0	0
Other real estate owned	2,893	3,151	3,761	4,039	4,703

Total non-performing assets	$27,753	$21,341	$19,277	$20,580	$27,473

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	0.65%	0.56%	0.55%	0.60%	0.79%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	172%	218%	243%	225%	195%

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

Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $6.5 million at December 31, 2003, a decrease from the $8.2 million at December 31, 2002. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. Such loans, which are not included in Table 4, amounted to $22.5 million at December 31, 2003 and $12.8 at December 31, 2002. We do not consider this increase to be significant nor indicative of any particular trends, as changes to risk ratings occur in the normal course of business. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Noninterest Income

Noninterest income consists of the following:

•	service charges on deposit accounts;

•	commissions and fees received for credit cards (merchant processing);

•	asset management fees;

•	fees for trust services;

•	vehicle origination and servicing fees;

•	income generated from bank-owned life insurance and reinsurance activities;

•	commissions and fees on casualty and property insurance;

•	net gains on security transactions;

•	net gains on sales of loans; and

•	other miscellaneous income, such as fees for sales of travelers’ checks and money orders, safe deposit box rents, and net gains on the sale of other real estate and branch offices.

Noninterest income, as a percentage of net interest income and noninterest income, was 35%, 33% and 33% for 2003, 2002, and 2001, respectively.

Noninterest income increased $7.6 million, or 8.1%, in 2003 over 2002. Service charges on deposit accounts increased $2.9 million, or 17.1%, in 2003 over 2002 in response to the 20.5% increase in demand deposits during the same time period. The acquisition of Addis, completed in June 2002, contributed an increase of $4.7 million to noninterest income in the form of commissions and fees on property and casualty insurance. Vehicle origination and servicing fees rose $1.4 million primarily as a result of increased volumes for 2003. In September 2002, we exited the merchant credit card business to reduce our risk relating to the travel industry. This resulted in a decrease in merchant credit card fees of $8.3 million for the year ended December 31, 2003.

Gains on sale of loans and leases totaled $9.7 million in 2003 and $4.6 million in 2002. During 2003, Hann securitized approximately $139.1 million in automobile leases and realized a net, pre-tax gain of $5.3 million.

During 2002, Hann sold approximately $161.0 million in automobile leases and realized a net, pre-tax gain of $1.7 million. During 2003, our bank subsidiaries sold approximately $195.8 million of mortgage loans that were originated for sale. In conjunction with the sale of these mortgage loans, we realized approximately $3.6 million in gains. During 2002, our bank subsidiaries sold approximately $121.3 million of mortgage loans, which resulted in a gain of $2.5 million.

Noninterest Expenses

Non-interest expenses are categorized into the following groupings:

•	employee-related expenses, which includes salaries, fringe benefits, and employment taxes;

•	occupancy expenses, which includes depreciation, rents, maintenance, utilities, and insurance;

•	furniture and equipment expenses, which include depreciation, rents and maintenance;

•	amortization of intangible assets;

•	vehicle residual value expense;

•	vehicle delivery and preparation expense;

•	merchant credit card servicing expense; and

•	other expenses (detailed in Table 5) incurred in the operation of our business.

Non-interest expenses increased $7.8 million, or 4.3%, in 2003 over 2002. Salaries and employee benefits, the largest component of non-interest expense, increased $8.6 million, or 10.4%, from 2002 to 2003. The increase in salaries and benefits was primarily due to normal annual salary increases, recent branch openings, new revenue producing positions, and higher benefit costs. Salaries and benefits for Addis, which was acquired in June 2002, accounted for $2.9 million of the total increase in 2003. Charges for occupancy increased $1.3 million, or 10.3%, in 2003 from 2002. The increase is due to general increases in the cost of doing business, predominantly in the categories of rent expense and grounds maintenance expense.

Vehicle delivery and preparation expense for 2003 increased $3.5 million over the prior year’s expense due to Hann’s increased ability to remarket automobiles through retail channels rather than through wholesale auctions during 2003, as well as increased volume.

Our exiting of the merchant credit card business in September 2002 resulted in a decrease in merchant credit card servicing expense of $7.9 million for the year ended December 31, 2003.

All other expenses increased $1.9 million, net (see Table 5).

TABLE 5 - Analysis of Other Expenses

Year ended December 31,	2003	2002	2001
	Dollars in thousands
Advertising, marketing, and public relations	$5,874	$6,005	$4,865
Communications	3,822	4,084	3,938
Legal and consulting	3,528	3,918	3,768
Other real estate and foreclosure	1,740	2,053	2,568
PA shares/capital stock tax	2,339	2,520	2,571
Postage and delivery	5,461	4,994	4,806
Software amortization and maintenance	3,241	2,821	2,370
Stationery and supplies	2,958	3,291	3,123
FDIC and other insurance	3,146	3,191	2,885
All other	23,599	20,917	18,853

Total	$55,708	$53,794	$49,747

Income Taxes

Our effective tax rates for 2003 and 2002 were 30.0% and 30.7%, respectively. The reduction in the effective rate for 2003 was primarily related to a tax benefit recognized in connection with the favorable resolution of a federal income tax examination. However, that benefit was tempered by an increase in the overall state income tax rate expense. Further increases in income tax expense in the states in which we do business would continue to reduce after-tax returns, as well.

Financial Condition

Summary of 2003 Compared to 2002

Total assets at December 31, 2003 were $6.0 billion, an increase of 7.4%, as compared to total assets of $5.5 billion at December 31, 2002. Loans and leases increased to $4.3 billion at December 31, 2003 from $3.8 billion at December 31, 2002, while deposits increased to $4.1 billion from $3.8 billion during the same time period. We believe that these increases are a direct result of our subsidiaries’ successful implementation of our retail and corporate sales initiatives throughout 2003. Equity capital was $547.4 million at December 31, 2003, or $13.73 per share, compared to $533.9 million, or $13.47 per share, at December 31, 2002.

Investment Securities

We follow FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment:

•	held-to-maturity;

•	trading; or

•	available-for-sale.

Securities identified as “held-to-maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available-for-sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes, as a component of other comprehensive income. As a result, our total equity was negatively impacted by $14.7 million as the “unrealized gains or losses, net of taxes, for available-for-sale securities” decreased from a gain of $12.5 million at December 31, 2002 to a loss of $2.2 million at December 31, 2003. This decrease was due to a volatile interest rate environment.

Investment securities available for sale decreased $138.3 million from December 31, 2002 to December 31, 2003. This decrease is primarily the result of rapid prepayment of mortgage-backed securities brought on by the current low interest rate environment and the reallocation of $50.0 million from our securities portfolio to bank-owned life insurance.

TABLE 6 - Carrying Value of Investment Securities

Year ended December 31,	2003		2002		2001
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	Dollars in thousands
U.S. Treasury	$202	$0	$1,304	$0	$1,302	$0
U.S. Government agencies	84,679	0	67,003	0	88,289	0
State and municipal	18,793	4,340	42,365	4,177	64,712	1,778
Other securities	7,409	0	0	0	20,844	0
Mortgage-backed securities	832,248	0	978,861	0	808,981	0
Equity securities	40,551	0	32,697	0	35,185	0

Total investment securities	$983,882	$4,340	$1,122,230	$4,177	$1,019,313	$1,778

Securities identified as “trading account securities” are marked-to-market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management, which requires the majority of our security portfolios to be identified as “available-for-sale.” While FAS 115 requires segregation into “held-to-maturity” and “available-for-sale” categories (see Table 6), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy and net interest margin considerations, which then determine the assignment of purchases into these two categories.

Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate. At December 31, 2003, we held no securities of one issuer, other than U. S. Government obligations, where the aggregate book value exceeded ten percent of shareholders’ equity.

TABLE 7 - Maturities of Investment Securities

At December 31, 2003	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	Dollars in thousands
Available-for-Sale

U.S. Treasury
Fair value	$202				$202
Amortized cost	200				200
Yield	6.29%				6.29%
U.S. Government agencies
Fair value	$7,522	$75,906	$788	$463	$84,679
Amortized cost	7,494	75,612	788	458	84,352
Yield	2.92%	3.09%	3.63%	3.49%	3.08%
Corporate debt securities
Fair value		$7,409			$7,409
Amortized cost		7,342			7,342
Yield		3.79%			3.79%
Mortgage-backed securities
Fair value	$172,223	$73,492	$533,522	$53,011	$832,248
Amortized cost	174,899	73,168	537,215	51,680	836,962
Yield	3.95%	3.44%	4.30%	5.47%	4.22%
State and municipal securities
Fair value	$7,227	$4,465	$2,445	$4,656	$18,793
Amortized cost	7,158	4,178	2,374	4,413	18,123
Yield	3.96%	5.36%	6.29%	5.81%	5.04%
Equity securities
Fair value					$40,551
Amortized cost					40,151
Yield					2.30%

Held-to-Maturity

Mortgage-backed securities
Fair value	$199			$4,141	$4,340
Amortized cost	199			4,141	4,340
Yield	4.27%			4.08%	4.09%

Total Securities

Fair value	$187,373	$161,272	$536,755	$62,271	$988,222
Amortized cost	$189,950	$160,300	$540,377	$60,692	991,470
Yield	3.91%	3.34%	4.31%	5.38%	4.06%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have not been calculated on a tax-equivalent basis.

Loans and Leases

Table 8 presents loans outstanding, by type of loan, in our portfolio for the past five years. In 2003, loans secured by residential mortgages increased $59.4 million, loans secured by commercial real estate increased $27.7 million, commercial loans increased $143.3 million, and construction loans increased by $93.0 million compared to 2002. During 2003, we directed our efforts toward new lease originations to be retained in our banks’ portfolios, and as a result, leases increased by $114.4 million, or 36.1%, from December 31, 2002 to December 31, 2003. Consumer loans, however, decreased by $5.5 million from 2002 to 2003. In general, we believe that the growth that occurred in our loan portfolio in 2003 was accomplished through our sales and marketing efforts. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

TABLE 8 - Loan and Lease Portfolio

At December 31,	2003		2002		2001		2000		1999
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	Dollars in thousands
Commercial, financial, and agricultural	$621,438	14.6%	$478,181	12.5%	$434,780	12.4%	$371,320	10.8%	$327,670	9.4%
Real estate:
construction	549,672	12.9	456,663	11.9	359,445	10.2	264,182	7.7	255,054	7.4
residential	1,306,371	30.6	1,246,939	32.5	1,140,678	32.4	1,257,383	36.6	1,206,879	34.8
commercial	1,016,360	23.8	988,633	25.8	822,416	23.4	676,389	19.7	643,496	18.5
Consumer	337,989	7.9	343,537	9.0	325,170	9.2	350,707	10.2	395,566	11.4
Leases	431,442	10.2	317,000	8.3	437,009	12.4	513,629	15.0	640,996	18.5

Total	$4,263,272	100.0%	$3,830,953	100.0%	$3,519,498	100.0%	$3,433,610	100.0%	$3,469,661	100.0%

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans totaled $253.4 million at December 31, 2003, and an additional $103.6 million was lent against junior liens on residential properties at December 31, 2003. Senior liens on 1 - 4 family residential properties totaled $863.0 million at December 31, 2003, and much of the $974.9 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory or receivables. Loans secured by farmland totaled $41.4 million, while loans secured by multi-family residential properties totaled $86.3 million at December 31, 2003.

Table 9 represents the maturity of commercial, financial, and agricultural loans as well as real estate construction loans. These loans with maturities after 2003 consist of $264.6 million with fixed-rate pricing and $401.7 million with variable rate pricing. Table 10 presents the allocation of the allowance for loan and lease losses by type of loan.

TABLE 9 - Loan Maturity and Interest Sensitivity

At December 31, 2003
Maturity	Under One Year	One to Five Years	Over Five Years	Total
	Dollars in thousands
Commercial, financial, and agricultural	$221,082	$283,705	$116,651	$621,438
Real estate - construction	283,709	191,819	74,144	549,672

	$504,791	$475,524	$190,795	$1,171,110

Rate sensitivity of loans with maturities greater than 1 year:
Variable rate	N/A	$244,933	$156,799	$401,732
Fixed rate	N/A	230,591	33,996	264,587

	N/A	$475,524	$190,795	$666,319

TABLE 10 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2003	2002	2001	2000	1999
	Dollars in thousands
Commercial, financial, and agricultural	$9,772	$10,317	$8,783	$7,518	$5,773
Real estate - construction (1)	3,095	2,721	10,388	7,632	6,018
Real estate secured - residential (1)	7,448	7,412	N/A	N/A	N/A
Real estate secured - commercial (1)	12,764	10,488	N/A	N/A	N/A
Real estate - mortgage (1)	N/A	N/A	8,545	8,064	8,000
Consumer	5,704	5,077	6,423	6,187	6,981
Leases	2,566	2,414	1,923	2,276	9,113
Unused commitments	1,060	1,094	1,110	2,211	2,937
Unallocated	263	148	526	3,299	5,643

Total	$42,672	$39,671	$37,698	$37,187	$44,465

(1)	In 2002, the methodology used for calculating the allowance for loan and lease losses was changed. Prior years’ information is not available in this format. We believe that, if we could retroactively apply the current methodology to prior years, the allocation between real estate construction and real estate mortgage would be consistent with 2003 and 2002.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 11, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

TABLE 11 - Loan Concentrations

At December 31, 2003, Susquehanna’s portfolio included the following concentrations:

	Permanent	Construction	All Other	Total Amount	As a % of Total Loans	% Nonperforming in Each Category
	Dollars in thousands
Residential construction	$29,533	$196,751	$5,521	$231,805	5.4	0.0
Land development (site work) construction	11,902	137,808	6,119	155,829	3.7	0.0
Real estate - residential	120,892	8,000	3,765	132,657	3.1	0.4
Lessors of professional offices	109,252	20,287	0	129,539	3.0	1.7
Manufacturing	42,445	547	70,618	113,610	2.7	0.6
Commercial and industrial construction	50,819	34,274	3,007	88,100	2.1	0.0
Hotels / motels	70,962	2,111	3,156	76,229	1.8	10.0
Retail consumer goods	39,760	150	33,438	73,348	1.7	2.2
Contractors	18,296	207	47,703	66,206	1.6	1.1
Public services	15,105	6,319	43,891	65,315	1.5	0.9
Medical services	33,748	1,342	27,033	62,123	1.5	0.1
Lessors of shopping centers	53,030	8,737	0	61,767	1.4	0.0
Motor vehicles - cars	30,491	146	28,667	59,304	1.4	0.5
Agriculture	38,271	68	14,875	53,214	1.2	1.0
Elderly / child care services	27,472	685	23,457	51,614	1.2	2.1

Goodwill

On June 28, 2002, we completed the acquisition of Addis. The acquisition was accounted for under the purchase method of accounting for business combinations, and goodwill of $10.9 million was recognized at that time. Furthermore, there were contingent cash payments totaling $6.0 million based upon certain earnings targets. During the third quarter of 2003, certain of these earnings targets were met, and cash payments of $4.2 million were recorded as additional goodwill related to this acquisition.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit of various terms, interest-bearing demand accounts, savings accounts, and demand deposits. The average total amounts of deposits by type are summarized in Table 12. We do not rely upon time deposits of $100 thousand or more as a principal source of funds as they represent only 8.6% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $100 thousand or more as of December 31, 2003.

TABLE 12 - Average Deposit Balances

Year ended December 31,	2003		2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	Dollars in thousands
Demand deposits	$646,971	0.00%	$545,971	0.00%	$468,319	0.00%
Interest-bearing demand deposits	1,195,656	0.79	991,096	1.25	834,950	2.20
Savings deposits	498,157	0.40	461,947	0.87	420,818	1.50
Time deposits	1,601,495	3.21	1,643,785	4.02	1,568,646	5.37

Total	$3,942,279		$3,642,799		$3,292,733

TABLE 13 - Deposit Maturity

Maturity of time deposits of $100 or more at December 31, 2003

Dollars in thousands
Three months or less	$114,960
Over three months through six months	55,343
Over six months through twelve months	69,643
Over twelve months	114,507

Total	$354,453

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $88.5 million, or 33.2%, from December 31, 2002 to December 31, 2003. The greatest increase within this category occurred in securities sold under agreement to repurchase, which increased from $201.4 million at December 31, 2002 to $295.5 million at December 31, 2003. This increase represents an additional source of funding primarily secured through brokers to take advantage of the low-interest-rate environment. This source of funding was most advantageous to us as loan growth has been greater than deposit growth.

Long-term Debt

On November 4, 2002, we issued and sold in a private placement $75.0 million aggregate principal amount of subordinated notes due November 1, 2012. The aggregate discounts and commissions paid in connection with this sale totaled $0.9 million. We are obligated to pay interest at a rate of 6.05% per year on each of May 1 and November 1, beginning May 1, 2003. The notes rank equally with our other subordinated indebtedness.

The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act. On February 27, 2003, all of the notes were exchanged for our $75 million aggregate principal amount of 6.05% subordinated notes due 2012, which have been registered under the Securities Act. In accordance with regulatory guidelines, the notes qualify as Tier 2 capital.

We used $35.0 million of the net proceeds of the offering to repay long-term senior indebtedness that matured in February 2003 and $15.0 million to repay additional senior indebtedness that matured in July 2003.

Contractual Obligations and Commercial Commitments

Table 14 presents certain of our contractual obligations and commercial commitments, including Susquehanna’s guarantees on behalf of its subsidiaries, and their expected year of payment or expiration.

Table 14- Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	Dollars in thousands
Certificates of deposit	$1,605,511	$893,276	$463,322	$244,392	$4,521
Federal Home Loan Bank borrowings	613,850	259,149	170,333	75,000	109,368
Long-term debt	130,000	5,000	50,000	0	75,000
Operating leases	172,882	27,927	63,731	62,333	18,891
Contingent cash collateral	34,904	0	0	0	34,904

	Commitment Expiration
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Stand-by letters of credit	$144,775	$69,780	$74,995	$0	$0
Guarantees	14,939	0	6,939	0	8,000
Other commercial commitments, principally lines of credit	383,248	262,268	120,980	0	0

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

The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of our philosophy. We, and each of our bank subsidiaries, have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2003, our bank subsidiaries had approximately $330.3 million available to them under collateralized lines of credit with various Federal Home Loan Banks (“FHLB”); and $180.2 million more was available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $185.4 million at December 31, 2003. These maturing investments represented 18.8% of total available-for-sale investment securities. Unrestricted short-term investments amounted to $34.1 million for the year ended December 31, 2003, which represent additional sources of liquidity.

We intend to effect an offering of approximately $50.0 million of subordinated notes during the second quarter of 2004 in order to finance the cash portion of the merger consideration to be paid to Patriot Bank Corp. shareholders in connection with the merger. As of December 31, 2003, our available cash was approximately $54.0 million. Our proposed offering of subordinated notes will be subject to market and other customary conditions, including, but not limited to, general global and U.S. economic conditions, the market for similar securities, and delivery of customary documents, officer certifications and representations prior to, or at the time of, the closing of the notes offering. There can be no assurance that we will be able to complete the notes offering on commercially reasonable terms, or at all. While the completion of such a debt offering is not a condition to completion of the merger, if we were unable to effect the offering or to obtain financing from other sources, we would be required to use a substantial portion of our cash flow from operations to pay the cash portion of the merger consideration, which would significantly reduce our available cash for operations or payment of dividends to our shareholders. A significant reduction in our available cash for operations also may have the following adverse effects:

•	place us at a competitive disadvantage compared to our competitors who have greater available cash flows from operations;

•	make us more vulnerable to economic and industry downturns and reduce our flexibility in responding to changing business and economic conditions; or

•	limit our ability to borrow funds for operations or to finance acquisitions in the future.

Interest Rate Risk

The management of interest rate risk focuses on controlling the risk to net interest income and the associated net interest margin as the result of changing market rates and spreads. Interest rate sensitivity is the matching or mismatching of the repricing and rate structure of the interest-bearing assets and liabilities. Our goal is to control risk exposure to changing rates within management’s accepted guidelines to maintain an acceptable level of risk exposure in support of consistent earnings.

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure; routine rate shocks simulation; and evaluation of the change in economic value of equity. Board directed guidelines have been adopted for both the rate shock simulations and economic value of equity exposure limits. By dividing the assets and liabilities into three groups, fixed rate, floating rate and those which reprice only at our discretion, strategies are developed to control the exposure to interest rate fluctuations.

Our interest rate risk using the static gap analysis is presented in Table 15. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 15 also illustrates our estimated interest rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2003 and 2002. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

TABLE 15 - Balance Sheet Gap Analysis

At December 31, 2003	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	Dollars in thousands
Assets
Short-term investments	$78,962	$0	$0	$0	$78,962
Investments	110,235	208,389	372,953	296,645	988,222
Loans and leases, net of unearned income	1,664,830	666,930	949,667	981,845	4,263,272

Total	$1,854,027	$875,319	$1,322,620	$1,278,490	$5,330,456

Liabilities
Interest-bearing demand	$173,178	$250,067	$653,416	$218,932	$1,295,593
Savings	31,805	95,414	286,253	95,417	508,889
Time	241,966	414,466	395,770	198,856	1,251,058
Time in denominations of $100 or more	115,316	125,159	63,948	50,030	354,453
Total borrowings	614,927	143,727	80,600	260,149	1,099,403

Total	$1,177,192	$1,028,833	$1,479,987	$823,384	$4,509,396

Interest Sensitivity Gap:
Periodic	$676,835	$(153,514)	$(157,367)	$455,107
Cumulative		523,321	365,954	821,061
Cumulative gap as a percentage of earning assets	13%	10%	7%	15%

Table 15-Balance Sheet Gap Analysis (continued)

At December 31, 2002	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	Dollars in thousands
Assets
Short-term investments	$52,636	$0	$0	$0	$52,636
Investments	234,938	279,910	466,055	145,504	1,126,407
Loans and leases, net of unearned income	1,423,653	596,377	841,645	969,278	3,830,953

Total	$1,711,227	$876,287	$1,307,700	$1,114,782	$5,009,996

Liabilities
Interest-bearing demand	$156,161	$196,057	$589,264	$196,422	$1,137,904
Savings	29,922	89,769	262,970	87,656	470,317
Time	230,068	443,846	449,250	177,281	1,300,445
Time in denominations of $100 or more	102,696	90,339	64,335	64,036	321,406
Total borrowings	484,160	54,293	310,563	172,178	1,021,194

Total	$1,003,007	$874,304	$1,676,382	$697,573	$4,251,266

Interest Sensitivity Gap:
Periodic	$708,220	$1,983	$(368,682)	$417,209
Cumulative		710,203	341,521	758,730
Cumulative gap as a percentage of earning assets	14%	14%	7%	15%

In addition to static gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, we also utilize simulation analysis that measures our exposure to interest rate risk. The financial simulation model calculates the income effect and the economic value of assets, liabilities and equity at current and forecasted interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The income effect and economic value of defined categories of financial instruments is calculated by the model using estimated cash flows based on embedded options, prepayments, early withdrawals, and weighted average contractual rates and terms. For economic value calculations, the model also considers discount rates for similar financial instruments. The economic values of longer-term fixed-rate financial instruments are generally more sensitive to changes in interest rates. Adjustable-rate and variable-rate financial instruments largely reflect only a change in economic value representing the difference between the contractual and discounted rates until the next contractual interest rate repricing date, unless subject to rate caps and floors.

A portion of our loan portfolio consists of commercial and residential mortgage loans containing embedded options, which permit the borrower to repay the principal balance of the loan prior to maturity (“prepayments”) without penalty. A loan’s susceptibility for prepayment is dependent upon a number of factors, including the current interest rate versus the contractual interest rate of the loan, the financial ability of the borrower to refinance, the economic benefit, and the availability of refinancing at attractive terms in addition to general changes in customers needs. Refinancing may also depend upon economic and other factors in specific geographic areas that affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease depending on the current relative levels and expectations of future short-term and long-term interest rates.

Changes in market rates and general economic conditions will have an impact on an organization’s mortgage-backed security portfolio. This will have an associated change on our sensitivity position in changing economic times. Savings and checking deposits generally may be withdrawn upon the customer’s request without prior notice. A continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

Our floating-rate loan portfolio is primarily indexed to national interest rate indices. The portfolio is funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings. A changing interest rate environment may result in different levels of changes to the different indices resulting in disproportionate changes in the value of, and the net earnings generated from such financial instruments. Basis risk is the result of this inconsistent change in the indices, with historical relationships not always being a good indicator.

Tables 16 and 17 reflect the estimated income effect and economic value of assets, liabilities and equity calculated using certain assumptions we determined as of December 31, 2003, and 2002, at current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. As noted in Table 16, the economic value of equity at risk as of December 31, 2003 is 4%, at an interest rate change of positive 2%, while Table 17 discloses that net interest income at risk as of December 31, 2003 is 6%, at an interest rate change of minus 1%. The minus 2% scenario is considered highly unlikely as the current federal funds target rate is only 1%.

At December 31, 2003, we were an asset-sensitive institution and should benefit from a rise in interest rates in 2004, if that should occur.

TABLE 16 - Balance Sheet Shock Analysis

At December 31, 2003	-2%	-1%	Base Present Value	1%	2%
	Dollars in thousands
Assets
Cash and due from banks	$176,240	$176,240	$176,240	$176,240	$176,240
Short-term investments	78,962	78,962	78,962	78,962	78,962
Investment securities:
Held-to-maturity	4,339	4,339	4,339	4,339	4,339
Available-for-sale	1,009,641	1,003,183	999,708	978,861	949,636
Loans and leases, net of unearned income	4,416,354	4,357,565	4,295,675	4,231,952	4,167,953
Other assets	489,181	488,384	489,166	489,159	489,151

Total assets	$6,174,717	$6,108,673	$6,044,090	$5,959,513	$5,866,281

Liabilities
Deposits:
Non-interest bearing	697,492	682,613	666,849	651,640	636,962
Interest-bearing	3,423,357	3,377,211	3,331,401	3,284,929	3,241,324
Total borrowings	1,173,986	1,162,709	1,143,355	1,125,969	1,110,468
Other liabilities	172,028	172,028	172,028	172,028	172,028

Total liabilities	5,466,863	5,394,561	5,313,633	5,234,566	5,160,782
Total economic equity	707,854	714,112	730,457	724,947	705,499

Total liabilities and equity	$6,174,717	$6,108,673	$6,044,090	$5,959,513	$5,866,281

Economic equity ratio	11%	12%	12%	12%	12%
Value at risk	$(22,603)	$(16,345)	$0	$(5,510)	$(24,958)
% Value at risk	-3%	-2%	0%	-1%	-3%

Table 16 - Balance Sheet Shock Analysis (continued)

At December 31, 2002	-2%	-1%	Base Present Value	1%	2%
	Dollars in thousands
Assets
Cash and due from banks	$156,320	$156,320	$156,320	$156,320	$156,320
Short-term investments	52,636	52,636	52,636	52,636	52,636
Investment securities:
Held-to-maturity	4,428	4,339	4,255	4,176	4,100
Available-for-sale	1,135,017	1,124,282	1,121,308	1,118,477	1,098,868
Loans and leases, net of unearned income	3,997,325	3,938,238	3,877,975	3,818,071	3,758,643
Other assets	418,005	418,005	418,005	418,005	418,005

Total assets	$5,763,731	$5,693,820	$5,630,499	$5,567,685	$5,488,572

Liabilities
Deposits:
Non-interest bearing	574,297	562,391	549,007	536,096	523,638
Interest-bearing	3,282,476	3,240,558	3,198,511	3,152,588	3,108,273
Total borrowings	1,103,976	1,083,978	1,044,066	1,016,612	996,393
Other liabilities	158,284	158,284	158,284	158,284	158,284

Total liabilities	5,119,033	5,045,211	4,949,868	4,863,580	4,786,588
Total economic equity	644,698	648,609	680,631	704,105	701,984

Total liabilities and equity	$5,763,731	$5,693,820	$5,630,499	$5,567,685	$5,488,572

Economic equity ratio	11%	11%	12%	13%	13%
Value at risk	$(35,933)	$(32,022)	$0	$23,474	$21,353
% Value at risk	-5%	-5%	0%	3%	3%

TABLE 17 - Net Interest Income Shock Analysis

At December 31, 2003	-2%	-1%	Base Scenario	1%	2%
	Dollars in thousands
Interest income:
Short-term investments	$106	$246	$932	$1,929	$2,942
Investments	22,172	28,048	37,868	41,199	43,151
Loans and leases	214,252	232,732	251,316	269,157	286,584

Total interest income	236,530	261,026	290,116	312,285	332,677

Interest expense:
Interest-bearing demand and savings	2,801	4,969	10,809	15,705	21,112
Time	35,685	38,237	43,429	48,988	54,526
Total borrowings	26,868	28,427	33,614	40,406	47,225

Total interest expense	65,354	71,633	87,852	105,099	122,863

Net interest income	$171,176	$189,393	$202,264	$207,186	$209,814

Net interest income at risk	$(31,088)	$(12,871)	$0	$4,922	$7,550
% Net interest income at risk	-15%	-6%	0%	2%	4%

Table 17 - Net Interest Income Shock Analysis (continue)

At December 31, 2002	-2%	-1%	Base Scenario	1%	2%
	Dollars in thousands
Interest income:
Short-term investments	$100	$903	$2,139	$3,432	$4,754
Investments	35,947	40,923	49,356	56,911	60,480
Loans and leases	233,869	248,850	264,118	278,978	293,449

Total interest income	269,916	290,676	315,613	339,321	358,683

Interest expense:
Interest-bearing demand and savings	2,806	6,536	13,596	17,857	22,118
Time	45,184	48,709	53,757	58,878	64,136
Total borrowings	35,879	37,984	42,327	46,784	51,329

Total interest expense	83,869	93,229	109,680	123,519	137,583

Net interest income	$186,047	$197,447	$205,933	$215,802	$221,100

Net interest income at risk	$(19,886)	$(8,486)	$0	$9,869	$15,167
% Net interest income at risk	-10%	-4%	0%	5%	7%

Vehicle Leasing Residual Value Risk

Susquehanna’s exposure to vehicle residual value risk results primarily from Hann, our vehicle-leasing subsidiary. In an effort to manage this risk, in the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

Background

Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. In order to facilitate these financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), in 1997. Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the Origination Trust at the time of the purchase. Titles to the vehicles and the leases are then held by the Origination Trust, and the Origination Trust acts as lessor under the leases. Hann initially owns the beneficial interest in all leases and related vehicles. Hann’s beneficial interest is often referred to as the “Undivided Trust Interest” or “UTI.” Hann creates and transfers beneficial interests in the Origination Trust that represent just the rights in the pool of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions through a special unit of beneficial interest called a “SUBI.” There is no need to undertake the effort and expense of retitling the vehicles because the legal owner of the vehicles, the Origination Trust, does not change. At any time, a lease and related vehicle will be allocated to the UTI, and then to a SUBI, if it is beneficially owned by a securitization entity, a third party, or otherwise included in a financing transaction.

Automobile leases originated by the Origination Trust are financed primarily in four ways:

•	securitization transactions;

•	agency arrangements with, and lease sales to, other financial institutions;

•	sale-leaseback transactions; and

•	other sources of funds, including internally generated sources.

Assets financed through the use of the first three methods generally are not reflected on Susquehanna’s consolidated balance sheet. As of December 31, 2003 and 2002, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

	As of December 31, 2003	As of December 31, 2002
Securitization Transactions	$313.5 million	$243.3 million
Agency Arrangements and Lease Sales	$730.6 million	$674.0 million
Sale-Leaseback Transactions	$125.6 million	$147.2 million

In comparison, as of December 31, 2003 and December 31, 2002, our on-balance sheet, managed portfolio totaled $397.7 million and $277.4 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions

In connection with its securitization transactions, Hann transfers beneficial interests in automobile leases and related vehicles originated by the Origination Trust to a wholly owned, qualified special purpose entity (each, a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS 140. Hann acts as servicer for the securitized portfolio and receives a servicing fee based upon a percentage of the dollar amount of assets serviced. Neither Hann nor Susquehanna provides recourse for losses resulting from defaults under the leases. Each securitization transaction also provides that the beneficial interest in any leases and related vehicles that fail to meet the factual representations about those assets made by Hann in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each, a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment and interest rate risk. The leases, for accounting purposes, are treated as direct financing receivables as a result of the Residual Interest Agreement with Auto Lenders. Although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the PV Receivable recognized by Hann. As of December 31, 2003, the aggregate amount of all such recorded PV Receivables in connection with Hann securitizations was $10.0 million.

Summary of 2003 Securitization Transactions

In July 2003, Hann entered into a term securitization transaction (the “Third Quarter 2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned qualifying special purpose entity (the “QSPE” or the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes. The initial recorded PV Receivable for this transaction was $12.0 million, and the fair value of this PV-Receivable at December 31, 2003 was $9.4 million.

Summary of Prior Years’ Securitization Transactions

During the third quarter of 2002, Hann entered into a revolving securitization transaction and had sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. The assets financed in this securitization through July 2003 were consolidated into the third-quarter 2003 transaction. From time to time, however, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. During the fourth quarter of 2003, Hann transferred to the QSPE the beneficial interest in $15.5 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

The debt issued in the third-quarter 2002 transaction bears a floating rate of interest. In this transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents.

The transaction documents for the third-quarter 2002 transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. That transaction also provides that any assets that fail to meet the eligibility requirements set forth in that transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

In connection with the third quarter 2003 transaction, Hann terminated another revolving securitization arrangement it had with an asset-backed commercial paper issuer.

In 2001, Hann entered into one asset securitization transaction. The transaction documents contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold and pledged portfolios to meet certain performance tests. The QSPE generally retains the right to receive excess cash flows from the sold portfolio and, under FAS 140, Hann is required to recognize a PV Receivable. The value of this recorded interest is subject to credit, prepayment, and interest rate risks. At December 31, 2003, this PV Receivable was $0.5 million of which $0.1 million represents the remaining interest-only asset, and $0.4 million is a valuation adjustment that is recognized as other comprehensive income, net of taxes.

Agency Agreements and Lease Sales

Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gain or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee and, in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under FAS 140.

During the second quarter of 2002, Hann entered into a new agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2003, the total residual value of the vehicles in the portfolio for this transaction was $57.8 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2003, was $6.9 million.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $125.6 million at December 31, 2003. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2003, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $48.9 million.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) to return to the Lessor’s equity investors their invested capital, and (3) to compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee discussed below.

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

Servicing Fees under the Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value and Hann’s servicing costs. Consequently, Hann records no servicing asset or liability with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. We enter into securitization transactions primarily to achieve low-cost funding for the growth of our auto lease portfolio, and not primarily to maximize our ongoing servicing fee revenue. In the future, if servicing costs were to exceed servicing income, Hann would record the present value of that liability as an expense; if servicing income were to exceed servicing costs, Hann would record the present value of that asset as income.

Our policy regarding the impairment of servicing assets is to evaluate the assets based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics which affect their current value, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. For the reasons discussed above, we presently have no recorded servicing rights, and therefore, no associated impairment allowance.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of December 31, 2003.

Securitization Transactions

Under the 2001 transaction, we have reimbursement obligations to a lender under a letter of credit facility if Auto Lenders breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At December 31, 2003, we would be obligated to make payments in an amount up to $20.5 million under this letter of credit upon a breach by Auto Lenders.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation at December 31, 2003 was $6.9 million.

Miscellaneous

Additionally, we are required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because a majority of the vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on Susquehanna. The basic coverage policy is renewable annually and expires in 2005.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No, 87, 88, and 106.” This statement improves financial statement disclosures for defined benefit plans by requiring additional disclosures to those in the original Statement 132 about assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. With certain exceptions, this statement was effective for fiscal years ending after December 15, 2003. We adopted this statement as of December 31, 2003, and these additional pension and other postretirement benefit disclosures are included in Note 16 to the financial statements included in this report.

In November 2003, the Financial Accounting Standards Board ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 03-01 regarding disclosures about unrealized losses on marketable debt and equity securities accounted for under FAS No. 115 that are classified as either available-for-sale or held-to-maturity. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. Comparative information for earlier periods presented is not required. See Note 4 to the financial statements included in this report for these disclosures.

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. Statement No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this statement has not had a significant impact on Susquehanna’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued FAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to include the occurrence or nonoccurrence of a specified event, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Generally, FAS No. 149 was effective for contracts entered into or modified after June 30, 2003, with all provisions to be applied prospectively. Adoption of this statement did not have a significant impact on Susquehanna’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2003, we had variable interests in securitization entities and the Lessor in a sale-leaseback transaction. These securitization entities are qualifying special purpose entities (QSPE) which are exempt from the consolidation requirements of FIN 46. The Lessor in the sale-leaseback transaction is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

In addition, in December 2003, the Financial Accounting Standards Board reissued FIN 46 (FIN 46R) with certain modifications and clarifications. Application of this guidance was effective for interest in certain VIEs, commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. Considering these modifications and clarifications, management has determined that consolidation of the VIE noted above is still not required.

Summary of 2002 Compared to 2001

An integral part of our 2002 strategic plan involved improving our core banking performance. With a focused effort on training our employees, our sales culture achieved substantial results.

Results of Operations

Net income for the year ended December 31, 2002 increased $6.0 million, or 11%, over 2001 net income of $55.7 million. Our earnings performance continued to be enhanced by significant improvements in non-interest income, which, during the year 2002, exceeded 33% of total revenues. The $10.0 million improvement in non-interest income over the year ended December 31, 2001 was split almost equally between banking affiliate operations and non-bank affiliate operations.

Diluted earnings per share increased 10% from $1.41 per share for the year ended 2001 to $1.55 per share for the year ended 2002. As a result of our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the amortization of goodwill was discontinued under generally accepted accounting principles. Had the new rules been in effect in 2001, diluted earnings per share would have been $1.49 for the year ended December 31, 2001.

Return on average assets and return on average equity finished at 1.17% and 12.02%, respectively, for the year 2002, compared with 1.14% and 11.78%, respectively, for 2001.

Net Interest Income — Taxable Equivalent Basis

Net interest income rose by 9% in 2002, to a level of $187.2 million, from the $172.2 million attained in 2001. Net interest income increased in 2002 despite the substantial decline in the levels of total interest income, which was more than offset by a decline in total interest expense. Net interest income as a percentage of net interest income and other income was 67%, 67%, and 69% for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

The increase in our net interest income in 2002, compared with 2001, was primarily attributable to increased volumes in interest-earning assets. Average interest-earning assets grew by $316 million in 2002 over 2001, while interest-bearing liabilities grew by $229 million for the same time period. The growth in average interest-earning assets was due to a $218 million increase in average loans and leases and a $113 million increase in our average investment portfolio, offset by a decrease of $15 million in average short term investments. The net increase in average interest-bearing liabilities was attributable to growth in interest-bearing deposits of $282 million, and growth in average short-term Federal Home Loan Bank and long-term borrowings totaling $113 million, offset by a decline in average vehicle financing of $190 million. Decreases in both interest income and interest expense were attributable to lower prevailing rates and yields throughout 2002 as compared to 2001. The tax equivalent yield on earning assets for 2002 decreased to 6.66% from 7.68% in 2001, while the average cost of funds decreased from 4.37% in 2001 to 3.16% in 2002. Also contributing to the improvement in the net interest margin was an increase in average non-interest bearing demand deposits of $78 million for 2002 as compared to 2001.

As a result of the preceding factors, our net interest margin, on a taxable equivalent basis, increased from 3.91% in 2001 to 3.96% in 2002.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $10.7 million for 2002 compared to $7.3 million in 2001. This $3.4 million increase in the provision is the result of the continued growth in our loan portfolio, from $3.5 billion at December 31, 2001 to $3.8 billion at December 31, 2002, and charge-offs in our equipment leasing subsidiary’s truck portfolio due to adverse market conditions. Net charge-offs were $8.7 million in 2002 compared with $7.3 million in 2001. The allowance for loan and lease losses at December 31, 2002 was 1.04% of period-end loans and leases, or $39.7 million, compared with 1.07% or $37.7 million at December 31, 2001.

Total non-performing assets at December 31, 2002 and 2001, were $21.3 and $19.3 million, respectively, including $3.2 million and $3.8 million, respectively, in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.56% at December 31, 2002, a slight increase from 0.55% at December 31, 2001.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $8.2 million at December 31, 2002, a decrease from the $11.5 million at December 31, 2001.

Non-interest Income

Non-interest income increased $10 million, or 12%, in 2002 over 2001. Service charges on deposit accounts increased $3.2 million, or 23%, in 2002 over 2001 in response to the 20% increase in demand deposits during the same time period. The acquisition of Addis, completed in June 2002, contributed $3.7 million to non-interest income in the form of commissions and fees on property and casualty insurance. Vehicle origination and servicing fees rose $2.3 million, primarily as a result of increases in the amount charged for origination fees. Also contributing to the increase in other operating income was a $0.6 million security gain generated from the sale of our entire corporate bond portfolio to reduce credit risk and a $2.6 million security gain during the fourth quarter of 2002 resulting from the sale of a small-cap bank stock which we no longer had a strategic interest in holding. In September 2002, we exited the merchant credit card business to reduce our risk relating to the travel industry. This resulted in a decrease in merchant credit card fees of $2.2 million for the year ended December 31, 2002.

Gain on sale of loans and leases was $4.6 million in 2002 compared with $4.2 million in 2001. During 2002, Hann sold approximately $161 million in automobile leases and realized a net, pre-tax gain of $1.7 million. During 2001, Hann sold approximately $117 million in automobile leases and also realized a net, pre-tax gain of $1.7 million. During 2002, our bank subsidiaries sold approximately $123 million of mortgage loans that were originated for resale. In conjunction with the sale of these mortgage loans, we realized approximately $2.9 million in gains. During 2001, our bank subsidiaries sold approximately $119 million of mortgage loans, which resulted in a gain of $2.5 million.

Non-interest Expenses

Non-interest expense increased $13.9 million, or 8%, in 2002 over 2001. Salaries and employee benefits, the largest component of non-interest expense, increased $8.7 million, or 11.8%, from 2001 to 2002. The increase in salaries and benefits was primarily due to normal annual salary increases, recent branch openings, new revenue producing positions, and higher health benefit costs. Salaries and benefits for Addis, which was acquired in June 2002, accounted for $1.6 million of the total increase.

Charges for occupancy increased $1.0 million, or 9%, in 2002 from 2001, due to recent branch openings. Amortization of intangible assets declined $3.0 million in 2002 from 2001 in accordance with our adoption of SFAS No. 142 on January 1, 2002 and the resulting cessation of goodwill amortization.

Vehicle residual value expense in 2002 increased $1.5 million from 2001 due to the required payment under the Servicing Agreement with Auto Lenders. Vehicle delivery and preparation expense for 2002 increased $3.3 million over the prior year’s expense due to Hann’s increased ability to remarket automobiles through retail channels rather than through wholesale auctions during 2002, as well as increased volume.

Our exiting of the merchant credit card business in September 2002 resulted in a decrease in merchant credit card servicing expense of $1.9 million for the year ended December 31, 2002 as compared to 2001.

All other expenses increased $4.0 million, with the most notable increase in advertising, marketing, and public relations expense of $1.1 million.

Income Taxes

Our effective tax rates for 2002 and 2001 were 30.7% and 31.5%, respectively. The effective rate for 2002 was decreased primarily as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and the accompanying cessation of goodwill amortization. The reduction in pre-tax amortization expense of approximately $3.0 million in 2002 had a favorable impact on our effective tax rate, as most of the amortization expense was not deductible for income tax purposes.

Offsetting the impact of reduced amortization expense in 2002 was a reduced level of tax-advantaged income. As tax-advantaged loans and securities continued to mature, the opportunities for investment in additional tax-advantaged enterprises became less attractive due to certain provisions of the Tax Reform Act of 1986.

Financial Condition

Total assets at December 31, 2002 were $5.5 billion, an increase of 9%, as compared to total assets of $5.1 billion at December 31, 2001. Loans increased to $3.8 billion at December 31, 2002 from $3.5 billion at December 31, 2001, while deposits increased to $3.8 billion from $3.5 billion during the same time period. We believe that these increases were a direct result of our bank subsidiaries successful implementation of our retail and corporate sales initiatives throughout 2002. Equity capital was $534 million at December 31, 2002, or $13.47 per share, compared to $494 million, or $12.54 per share, at December 31, 2001.

Investment Securities

Securities identified as “held-to-maturity” were carried at their amortized cost. Securities identified as “available-for-sale” were reported at their market or “fair” value, and the difference between that value and their amortized cost recorded in the equity section, net of taxes. As a result, our total equity was positively impacted by $2.4 million as the “unrealized gains or losses, net of taxes, for available-for-sale securities”, increased from $10.1 million at December 31, 2001 to $12.5 million at December 31, 2002.

We adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as of January 1, 2001. Concurrent with adoption of this standard, and as permitted by its provisions, approximately $14.3 million of securities held to maturity were reclassified as securities available for sale. This reclassification resulted in an after-tax gain in 2001 of approximately $0.3 million, which was recorded in other comprehensive income.

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

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans amounted to $171 million at December 31, 2002, and an additional $132 million was lent against junior liens on residential properties at December 31, 2002. Senior liens on 1 - 4 family residential properties totaled $874 million at December 31, 2002, and much of the $946 million in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory or receivables. Loans secured by farmland totaled $43 million, while loans secured by multi-family residential properties totaled $70 million at December 31, 2002.

Leases declined by $120 million in 2002 compared to 2001, as most of Hann’s new lease production in 2002 was either sold or originated for other institutions.

Long-term Debt

On November 4, 2002, we issued and sold in a private placement, $75 million aggregate principal amount of 6.05% subordinated notes due 2012. The aggregate discounts or commissions paid in connection with this sale totaled $0.9 million.

The maturity date of the notes is November 1, 2012. We are obligated to pay interest at a rate of 6.05% per year on each of May 1 and November 1, beginning May 1, 2003. The notes rank equally with our other subordinated indebtedness.

The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act. On February 27, 2003, all of the notes were exchanged for our $75 million aggregate principal amount of 6.05% subordinated notes due 2012, which have been registered under the Securities Act.

Securitizations and Off-Balance Sheet Vehicle Lease Financings.

As of December 31, 2002 and 2001, respectively, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

	As of December 31, 2002	As of December 31, 2001
Securitization Transactions	$243 million	$111 million
Sale-Leaseback Transactions	$147 million	$168 million
Agency Arrangements and Lease Sales	$674 million	$555 million

In comparison, as of December 31, 2002 and December 31, 2001, our on-balance sheet, managed portfolio totaled $277.4 million and $184.0 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion concerning the effects of liquidity risk and interest rate risk on us is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks” in Item 7 hereof under the section entitled “Market Risk.”

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2003	2002
	(in thousands, except share data)
Assets
Cash and due from banks	$176,240	$156,320
Short-term investments:
Restricted	44,817	30,611
Unrestricted	34,145	22,025

Total short-term investments	78,962	52,636

Securities available for sale	983,882	1,122,230
Securities held to maturity (fair values approximate $4,340 and $4,177)	4,340	4,177
Loans and leases, net of allowance for loan and lease losses of $42,672 and $39,671	4,220,600	3,791,282
Premises and equipment, net	62,961	60,108
Foreclosed assets	2,893	3,151
Accrued income receivable	17,494	20,579
Bank-owned life insurance	200,555	143,330
Goodwill	59,123	54,897
Intangible assets with finite lives	4,372	4,998
Other assets	141,685	130,939

	$5,953,107	$5,544,647

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$724,474	$601,272
Interest-bearing	3,409,993	3,230,043

Total deposits	4,134,467	3,831,315
Short-term borrowings	355,184	266,724
FHLB borrowings	613,850	543,166
Vehicle financing	369	31,304
Long-term debt	130,000	180,000
Accrued interest, taxes, and expenses payable	35,791	44,388
Deferred taxes	104,281	91,404
Other liabilities	31,783	22,491

Total liabilities	5,405,725	5,010,792

Commitments and contingencies (Notes 13 and 14)

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 39,861,317 at December 31, 2003 and 39,638,447 at December 31, 2002	79,723	79,277
Additional paid-in capital	66,264	62,858
Retained earnings	403,450	375,244
Accumulated other comprehensive income (loss), net of taxes of ($1,107) and $8,662	(2,055)	16,476

Total shareholders’ equity	547,382	533,855

	$5,953,107	$5,544,647

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2003	2002	2001
	(in thousands, except per share data)
INTEREST INCOME:
Loans and leases, including fees	$245,980	$260,420	$283,212
Securities:
Taxable	37,894	52,497	51,247
Tax-exempt	1,441	2,445	3,297
Short-term investments	705	1,351	3,539

Total interest income	286,020	316,713	341,295

INTEREST EXPENSE:
Deposits:
Interest-bearing demand	9,473	12,429	18,144
Savings	1,999	4,036	6,324
Time	51,419	66,034	84,222
Short-term borrowings	3,342	3,919	7,976
FHLB borrowings	22,420	28,108	23,656
Vehicle financing	241	6,211	20,886
Long-term debt	10,120	8,736	7,843

Total interest expense	99,014	129,473	169,051

Net interest income	187,006	187,240	172,244
Provision for loan and lease losses	10,222	10,664	7,310

Net interest income, after provision for loan and lease losses	176,784	176,576	164,934

NONINTEREST INCOME:
Service charges on deposit accounts	19,798	16,905	13,735
Vehicle origination and servicing fees	26,132	24,727	22,435
Merchant credit card fees	0	8,328	10,489
Asset management fees	10,274	9,824	9,072
Income from fiduciary-related activities	5,783	4,853	5,084
Net gain on sale of loans and leases	9,700	4,626	4,198
Income from bank-owned life insurance	6,963	6,540	6,509
Commissions on insurance sales	8,354	3,666	0
Net gain on securities	2,110	3,357	649
Other	12,636	11,324	11,995

Total noninterest income	101,750	94,150	84,166

NONINTEREST EXPENSES:
Salaries and employee benefits	91,151	82,571	73,850
Occupancy	13,813	12,522	11,498
Furniture and equipment	8,712	8,372	8,185
Amortization of intangible assets	626	639	3,645
Vehicle residual value	6,486	6,384	4,850
Vehicle delivery and preparation	12,934	9,444	6,168
Merchant credit card servicing	0	7,937	9,820
Other	55,708	53,794	49,747

Total noninterest expenses	189,430	181,663	167,763

Income before income taxes	89,104	89,063	81,337
Provision for income taxes	26,731	27,342	25,621

NET INCOME	$62,373	$61,721	$55,716

Earnings per share:
Basic	$1.57	$1.56	$1.42
Diluted	$1.56	$1.55	$1.41
Cash dividends	$0.86	$0.81	$0.77
Average shares outstanding:
Basic	39,742	39,496	39,263
Diluted	40,037	39,781	39,593

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,373	$61,721	$55,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,072	15,658	12,814
Provision for loan and lease losses	10,222	10,664	7,310
Gain on sale of branch offices	0	(600)	0
Realized gain on sales of available-for-sale securities, net	(2,110)	(3,357)	(649)
Deferred income taxes	20,823	47,095	21,760
Gain on sale of loans and leases	(9,700)	(4,626)	(4,198)
(Gain) loss on sale of other real estate owned	(252)	(178)	16
Mortgage loans originated for sale	(189,584)	(123,486)	(118,652)
Sale of mortgage loans originated for sale	200,234	124,206	118,177
Leases acquired/originated for sale	(139,112)	(161,016)	(116,643)
Sale of leases acquired/originated for sale	139,112	161,016	118,392
Earnings on bank-owned life insurance	(6,963)	(6,540)	(6,509)
Decrease in accrued interest receivable	3,085	689	5,757
Decrease in accrued interest payable	(4,076)	(985)	(5,782)
(Increase) decrease in accrued expenses and taxes payable	(448)	4,647	(146)
Other, net	(8,301)	(40,597)	(18,969)

Net cash provided by operating activities	99,375	84,311	68,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted short-term investments	(14,206)	10,973	(8,853)
Activity in available-for-sale securities:
Sales	122,730	23,668	21,889
Maturities, repayments and calls	854,670	525,785	457,528
Purchases	(872,453)	(646,632)	(584,286)
Activity in held-to-maturity securities:
Purchases	0	(1,863)	0
Net increase in loans and leases	(449,182)	(314,977)	(39,730)
Net leases originated for warehouse	0	(5,404)	0
Purchase of life insurance	(50,000)	0	0
Additions to premises and equipment	(9,940)	(7,291)	(4,207)
Net cash and cash equivalents received (paid) in acquisitions	0	(7,000)	6,224
Net cash disbursed on sale of branch deposits	0	(18,045)	0

Net cash used for investing activities	(418,381)	(440,786)	(151,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	303,152	365,029	166,200
Net increase (decrease) in short-term borrowings	88,460	96,921	(35,533)
Net increase (decrease) in FHLB borrowings	70,684	(27,414)	202,626
Net decrease in vehicle financing	(30,935)	(140,158)	(186,060)
Proceeds from issuance of long-term debt	0	74,097	5,000
Repayment of long-term debt	(50,000)	0	0
Proceeds from issuance of common stock	3,852	2,116	1,845
Cash dividends paid	(34,167)	(31,985)	(30,228)

Net cash provided by financing activities	351,046	338,606	123,850

Net change in cash and cash equivalents	32,040	(17,869)	40,809
Cash and cash equivalents at January 1,	178,345	196,214	155,405

Cash and cash equivalents at December 31,	$210,385	$178,345	$196,214

Cash and cash equivalents:
Cash and due from banks	$176,240	$156,320	$149,233
Unrestricted short-term investments	34,145	22,025	46,981

Cash and cash equivalents at December 31,	$210,385	$178,345	$196,214

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2003, 2002, and 2001	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands, except share data)
Balance, January 1, 2001	39,221,392	$78,796	$57,872	$320,020	$(757)	$(2,494)	$453,437

Comprehensive income:
Net income				55,716			55,716
Change in unrealized gain on securities available for sale, net of taxes of $5,578 and reclassification adjustment of $649					10,862		10,862
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $1,296					1,904		1,904

Total comprehensive income							68,482

Common stock issued under employee benefit plans (including related tax benefit of $278)	122,683		114			1,731	1,845
Cash dividends declared ($0.77 per share)				(30,228)			(30,228)

Balance, December 31, 2001	39,344,075	78,796	57,986	345,508	12,009	(763)	493,536

Comprehensive income:
Net income				61,721			61,721
Change in unrealized gain on securities available for sale, net of taxes of $1,214 and reclassification adjustment of $3,357					2,382		2,382
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $520					2,085		2,085

Total comprehensive income							66,188

Common stock issued in acquisition	175,254	351	3,649				4,000
Common stock issued under employee benefit plans (including related tax benefit of $320)	119,118	130	1,223			763	2,116
Cash dividends declared ($0.81 per share)				(31,985)			(31,985)

Balance, December 31, 2002	39,638,447	79,277	62,858	375,244	16,476	0	533,855

Comprehensive income:
Net income				62,373			62,373
Change in unrealized loss on securities available for sale, net of taxes of ($7,903) and reclassification adjustment of ($2,110)					(14,678)		(14,678)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of ($2,075) and reclassification adjustments					(3,853)		(3,853)

Total comprehensive income							43,842

Common stock issued under employee benefit plans (including related tax benefit of $709)	222,870	446	3,406				3,852
Cash dividends declared ($0.86 per share)				(34,167)			(34,167)

Balance, December 31, 2003	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$0	$547,382

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Farmers First Bank and subsidiaries (“Farmers”), Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Bancshares East, Inc. and subsidiaries, (“East”), Susquehanna Bancshares South, Inc. and subsidiaries (“South”), Susque-Bancshares Life Insurance Co. (“SBLIC”), Susque-Bancshares Leasing Company, Inc. and subsidiary (“SBLC”), Valley Forge Asset Management Corporation (“VFAM”), and The Addis Group, LLC (“Addis”) as of and for the years ended December 31, 2003, 2002, and 2001. All significant intercompany transactions have been eliminated.

Income and expenses are recorded on the accrual basis of accounting except for trust and certain other fees, which are recorded principally on the cash basis. This does not materially affect the results of operations or financial position of Susquehanna.

Nature of Operations. Susquehanna is a financial holding company that operates eight commercial banks with an aggregate of 146 branches and non-bank subsidiaries that provide, among others, leasing; trust and related services; consumer vehicle financing; investment advisory, asset management and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the provision for income taxes, and the residual value for automobiles.

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

Consolidated Statement of Cash Flows. Cash paid for interest on deposits, short-term borrowings, and long-term debt was $103,090 in 2003, $130,458 in 2002, and $174,635 in 2001. Net income tax refunds of $9,112 and $8,568 were received in 2003 and 2002, respectively; and income taxes of $8,784 were paid in 2001. Amounts transferred to other real estate owned were $3,394 in 2003, $4,141 in 2002, and $3,836 in 2001.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the consolidated statements of financial condition. The book value of securities pledged to secure the repurchase agreements remains in the securities portfolio.

Securities. Susquehanna classifies debt and equity securities as either “held-to-maturity” or “available-for-sale”. Susquehanna does not have any securities classified as “trading” at December 31, 2003 or 2002. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. All other securities are classified as “available-for-sale” and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for “available-for-sale” securities are recorded as a component of shareholders’ equity.

Securities classified as “available-for-sale” include investments management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included noninterest Income in the Consolidated Statements of Income.

Loans. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield to the related loans. These amounts are generally being amortized over the contractual life of the loan.

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

The allowance for loan and lease losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is somewhat subjective, as it requires estimates that are susceptible to revision as more information becomes available.

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are grouped in homogeneous pools based on severity of risk. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans, are collectively evaluated for impairment. During the second quarter of 2002, management revised its policy for evaluating loans for impairment. Previously, all non-accrual commercial loans greater than $100 were evaluated for impairment. Under the revised policy, only non-accrual commercial loans greater than $250 are evaluated for impairment. An insignificant delay or shortfall in the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

Management performs quarterly reviews of Susquehanna’s loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the net realizable value of the collateral.

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectable, the portion deemed uncollectable is charged against the related valuation allowance. Subsequent recoveries, if any, are credited to the valuation allowance.

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

In accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Goodwill and Other Intangible Assets. Susquehanna adopted FAS No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Accordingly, the purchase method of accounting has been used for all business combinations initiated after June 30, 2001. Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized on a straight-line basis over 10 years, which approximates their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with FAS No. 142.

During the first quarter of 2002, Susquehanna completed the transitional impairment test of goodwill. In all instances, estimated fair values exceeded book values; and therefore, no write-down of goodwill was required as of January 1, 2002. In addition, Susquehanna performed its annual impairment testing required by FAS No. 142 during 2003 and 2002. As of December 31, 2003, no impairment loss was required to be recognized.

Interest Income on Loans and Leases. Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Interest income on installment loans and leases is recorded on the interest method and the actuarial method. Loan fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan yield on the interest method, over the contractual life of the related loans.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120 days or more past due.

Segment Reporting. FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the statement, Susquehanna has determined that its only reportable segment is Community Banking, and all services offered by Susquehanna relate to Community Banking.

Comprehensive Income. Susquehanna reports comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/ (losses) included in net income of $2,110; $ 3,357; and $649 for the years ended December 31, 2003, 2002, and 2001, respectively.

Asset Securitizations. Susquehanna uses the securitization of financial assets as a source of funding. Hann holds the undivided beneficial interest in Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), formed by Hann in 1997 for the purpose of originating automobile leases and holding title to the related vehicles. Hann sells beneficial interests in automobile leases and related vehicles originated by the Origination Trust to wholly owned, qualified special purpose entities (each a “QSPE”). These transactions are accounted for as sales under the guidelines of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125),”and a net gain or loss is recognized at the time of the initial sale.

The QSPEs then issue beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the QSPEs. The senior classes of the asset-basked securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by an affiliate of Susquehanna.

Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under FAS No. 140, Hann is required to recognize a receivable representing the present value of the anticipated excess cash flows at the time of sale. This recorded receivable is subordinate to the rights of each of the QSPE’s creditors. The value of these recorded receivables is subject to credit, prepayment, and interest rate risk.

For more details on Susquehanna’s securitization activities, see Note 20 to the consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Recorded Interests in Securitized Assets.In accordance with FAS No. 140, recorded interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed. Recorded interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. If the fair value of an interest-only strip falls below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized. Gains on sale and servicing fees are recorded in non-interest income.

Servicing Fees under Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales. Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value and Hann’s servicing costs. Consequently, Hann records no servicing asset or liability with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its auto lease portfolio, and not primarily to maximize its ongoing servicing fee revenue. In the future, if servicing costs were to exceed servicing income, Hann would record the present value of that liability as an expense; if servicing income were to exceed servicing costs, Hann would record the present value of that asset as income.

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

Pursuant to FAS No. 123, Accounting for Stock Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

	For the Years Ended December 31,
	2003	2002	2001
Net income, as reported	$62,373	$61,721	$55,716
Less: pro forma expense related to options granted, net of tax benefit	(788)	(722)	(746)

Pro forma net income	$61,585	$60,999	$54,970

Basic earnings per share:
As reported	$1.57	$1.56	$1.42
Pro forma	$1.55	$1.54	$1.40
Diluted earnings per share:
As reported	$1.56	$1.55	$1.41
Pro forma	$1.54	$1.53	$1.39

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted:

	2003	2002	2001
Dividend yield	3.6%	4.0%	3.5%
Expected volatility	22.5%	23.3%	23.5%
Risk-free interest rate	3.1%	5.1%	5.5%
Expected life (in years)	7.0	7.0	7.0
Weighted-average fair value of options at the date of grant	$3.86	$4.88	$4.02

For additional details on Susquehanna’s stock-based compensation plan, see Note 16 to the consolidated financial statements.

Variable Interest Entities (VIE). In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. As of December 31, 2003, we have a variable interest in the Lessor in a sale-leaseback transaction. The Lessor is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under SFAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $125.6 million at December 31, 2003. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2003, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $48.9 million.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $34.7 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

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

Recent Accounting Pronouncements.

In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No, 87, 88, and 106.” This statement improves financial statement disclosures for defined benefit plans by requiring additional disclosures to those in the original Statement 132 about assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. With certain exceptions, this statement was effective for fiscal years ending after December 15, 2003. Susquehanna adopted this statement as of December 31, 2003, and these additional pension and other postretirement benefit disclosures are included in Note 16 to the financial statements.

In November 2003, the Financial Accounting Standards Board ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 03-01 regarding disclosures about unrealized losses on marketable debt and equity securities accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are classified as either available-for-sale or held-to-maturity. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. Comparative information for earlier periods presented is not required. See Note 4 to the financial statements for these disclosures.

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. Statement No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this statement has not had a significant impact on Susquehanna’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued FAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to include the occurrence or nonoccurrence of a specified event, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Generally, FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions to be applied prospectively. Adoption of this statement did not have a significant impact on Susquehanna’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2003, we had variable interests in securitization entities and the Lessor in a sale-leaseback transaction. These securitization entities are qualifying special purpose entities (QSPE) which are exempt from the consolidation requirements of FIN 46. The Lessor in the sale-leaseback transaction is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

In addition, in December 2003, the Financial Accounting Standards Board reissued FIN 46 (FIN 46R) with certain modifications and clarifications. Application of this guidance was effective for interest in certain VIEs, commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. Considering these modifications and clarifications, management has determined that consolidation of the VIE noted above is still not required.

2. Acquisitions

Patriot Bank Corp.

On December 10, 2003, Susquehanna entered into an Agreement and Plan of Merger with Patriot Bank Corp. (Patriot), pursuant to which Susquehanna will acquire Patriot. Patriot is a bank holding company for Patriot Bank with twenty offices in the Greater Delaware Valley region of Pennsylvania. It is anticipated that the transaction will be completed during the second quarter of 2004, pending regulatory approvals and the approval of Patriot and Susquehanna shareholders.

In accordance with FAS No. 141, “Business Combinations,” the acquisition will be accounted for under the purchase method of accounting.

Under the terms of the merger agreement, Patriot shareholders will have the opportunity to elect to receive either $30.00 in cash or 1.143 shares of Susquehanna common stock for each share of Patriot common stock that they own. Patriot shareholders may elect to receive all cash, all Susquehanna common stock or a combination of cash and Susquehanna common stock, subject to certain limitations.

The aggregate amount of cash consideration to be paid by Susquehanna to Patriot shareholders in the merger will equal the product of $30.00 multiplied by 20% of the outstanding shares of Patriot common stock as of the third trading day prior to the merger (on a fully diluted basis, as defined in the merger agreement), and reduced by the amount of cash to be paid by Susquehanna in connection with the cancellation of Patriot nonqualified stock options. The remaining merger consideration will be issued in the form of shares of Susquehanna common stock.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The Addis Group

On June 28, 2002, Susquehanna completed the acquisition of Addis, an insurance brokerage located in King of Prussia, Pennsylvania, for $7,000 in cash and $4,000 in Susquehanna common stock, which equated to 175,300 shares. The acquisition was accounted for under the purchase method of accounting for business combinations in accordance with FAS No. 141, “Business Combinations.” Initial goodwill of $10,900 was realized in the acquisition. In this transaction, there are also contingent cash payments totaling $6,000 that are based upon certain earnings targets and will be recorded as goodwill, if earned. During the third quarter of 2003, certain of these earnings targets were met, and accordingly cash payments of $4.2 million were recorded as additional goodwill.

The acquisition of Addis is considered immaterial for purposes of the pro forma disclosures required by FAS No. 141.

3. Short-Term Investments

The book values of short-term investments and weighted average interest rates on December 31, 2003 and 2002, were as follows:

	2003		2002
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$5,456	1.66%	$37,926	1.44%
Money market funds	73,506	0.65	14,710	1.03

Total	$78,962		$52,636

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2003 and 2002, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003
Available-for-Sale:
U.S. Treasury	$200	$2	$0	$202
U.S. Government agencies	84,352	332	5	84,679
Obligations of states and political subdivisions	18,123	672	2	18,793
Mortgage-backed securities	836,962	2,923	7,637	832,248
Other debt securities	7,342	67	0	7,409
Equity securities	40,151	403	3	40,551

	$987,130	$4,399	$7,647	$983,882

Held-to-Maturity:
State and municipal	$4,340	$0	$0	$4,340

	$4,340	$0	$0	$4,340

Total investment securities	$991,470	$4,399	$7,647	$988,222

At December 31, 2002
Available-for-Sale:
U.S. Treasury	$1,201	$103	$0	$1,304
U.S. Government agencies	66,591	426	14	67,003
Obligations of states and political subdivisions	41,100	1,270	5	42,365
Mortgage-backed securities	961,341	17,889	369	978,861
Equity securities	32,664	33	0	32,697

	$1,102,897	$19,721	$388	$1,122,230

Held-to-Maturity:
State and municipal	$4,177	$0	$0	$4,177

	$4,177	$0	$0	$4,177

Total investment securities	$1,107,074	$19,721	$388	$1,126,407

At December 31, 2003 and 2002, investment securities with carrying values of $736,593 and $585,141 respectively, were pledged to secure public funds and for other purposes as required by law.

There were no invesment securities whose ratings were less than investment grade at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The amortized cost and fair value of U.S. Treasury, U.S. Government agencies, obligations of states and political subdivisions, corporate debt securities, and mortgage-backed securities, at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Within one year	$189,751	$187,174
After one year but within five years	160,300	161,272
After five years but within ten years	540,377	536,755
After ten years	56,551	58,130

	$946,979	$943,331

Securities Held-to-Maturity:
Within one year	199	199
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	4,141	4,141

	$4,340	$4,340

Total debt securities	$951,319	$947,671

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2003
Gross gains	$3,987	$0
Gross losses	1,877	0

Net gains	$2,110	$0

For the year ended December 31, 2002
Gross gains	$3,359	$0
Gross losses	2	0

Net gains	$3,357	$0

For the year ended December 31, 2001
Gross gains	$652	$0
Gross losses	3	0

Net gains	$649	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The following table presents our investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$0	$0	$604	$5	$604	$5
States and political subdivisions	314	1	857	1	1,171	2
Mortgage-backed securities	832,248	7,637	0	0	832,248	7,637
Equity securities	15	3	0	0	15	3

Total	$832,577	$7,641	$1,461	$6	$834,038	$7,647

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are predominantly attributable to changes in interest rates. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

5. Loans and Leases

Loans and leases, net of unearned income of $51,798 and $37,274 at December 31, 2003 and 2002, respectively, and net of deferred origination costs of $7,163 and $5,452 at December 31, 2003 and 2002, respectively, were as follows:

	2003	2002
Commercial, financial and agricultural	$621,438	$478,181
Real estate - construction	549,672	456,663
Real estate secured - residential	1,306,371	1,246,939
Real estate secured - commercial	1,016,360	988,633
Consumer	337,989	343,537
Leases, primarily automobile	431,442	317,000

Total	$4,263,272	$3,830,953

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2003 and 2002, the aggregate balances of overdrawn deposit accounts reclassified as loans were $3,385 and $1,900, respectively.

Net investment in direct financing leases is as follows:

Minimum lease payments receivable	$236,423	$175,378
Estimated residual value of leases	235,828	176,329
Unearned income under lease contracts	(40,809)	(34,707)

Total leases	$431,442	$317,000

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

On December 29, 2000, Hann sold $190,000 of operating leases in a sale-leaseback transaction. An additional $48,900, recorded as lease financing receivables, is held by Hann as collateral in the transaction. Under the structure of the sale of the automobile leases, Hann sells the ownership of the automobiles and leases the vehicles back from the investors in a sale-leaseback transaction.

The original term of the leaseback transaction is approximately eight years with an early buyout option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the statements of income.

Listed below are Hann’s minimum future lease payments under this arrangement.

2004	$23,713
2005	27,665
2006	30,035
2007	27,722
2008	30,313
Subsequent years	5,870

$145,318

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Management performs quarterly reviews of Susquehanna’s commercial loans greater than $250 to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the net realizable value of the collateral.

An analysis of impaired loans at December 31, 2003, 2002, and 2001 is presented as follows:

	2003	2002	2001
Impaired loans without a related reserve	$2,232	$4,300	$7,252
Impaired loans with a reserve	7,423	6,114	2,111

Total impaired loans	$9,655	$10,414	$9,363

Reserve for impaired loans	$1,657	$1,234	$560

Additional information relating to impaired loans for the years ended December 31, 2003, 2002, and 2001 is as follows:

Average balance of impaired loans	$8,089	$7,677	$11,865
Interest income on impaired loans (cash basis)	$54	$48	$420

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2003	2002	2001
Balance - January 1,	$39,671	$37,698	$37,187
Reserve acquired	0	0	539
Provision charged to operating expenses	10,222	10,664	7,310

	49,893	48,362	45,036

Charge-offs	(10,110)	(11,032)	(9,424)
Recoveries	2,889	2,341	2,086

Net charge-offs	(7,221)	(8,691)	(7,338)

Balance - December 31,	$42,672	$39,671	$37,698

7. Premises and Equipment

Property, buildings, and equipment, at December 31, were as follows:

	2003	2002
Land	$11,321	$9,231
Buildings	52,496	51,266
Furniture and equipment	62,321	62,062
Leasehold improvements	11,530	10,207
Land improvements	1,007	904

	138,675	133,670
Less: accumulated depreciation and amortization	75,714	73,562

	$62,961	$60,108

Depreciation and amortization expense charged to operations amounted to $7,087 in 2003, $7,246 in 2002, and $7,321 in 2001.

All subsidiaries lease certain banking branches and equipment under operating leases which expire on various dates through 2082. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancellable leases, as of December 31, 2003, are as follows:

Operating Leases
2004	$4,214
2005	3,427
2006	2,604
2007	2,321
2008	1,977
Subsequent years	13,021

$27,564

Total rent expense charged to operations amounted to $5,997 in 2003, $5,251 in 2002, and $4,468 in 2001.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$6,364	$(2,129)	$6,364	$(1,519)
Favorable lease adjustments	393	(256)	393	(240)

Total	$6,757	$(2,385)	$6,757	$(1,759)

Nonamortizing intangible assets:
Goodwill	$62,320	$(3,197)	$58,094	$(3,197)

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2002	$43,946
Purchase of Addis	10,951

Goodwill at December 31, 2002	54,897
Contingent cash payments based upon earnings targets relating to Addis acquisition	4,226

Goodwill at December 31, 2003	$59,123

The following table sets forth the actual and estimated pre-tax amortization expense of amortizing intangible assets:

Aggregate Amortization Expense:
For the year ended December 31, 2003	$626
Estimated Amortization Expense:
For the year ended December 31, 2004	$626
For the year ended December 31, 2005	626
For the year ended December 31, 2006	626
For the year ended December 31, 2007	626
For the year ended December 31, 2008	626

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

FAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, beginning in 2002, we no longer amortized goodwill. Had we discontinued amortization of goodwill beginning in 2001, operating results for the year ended December 31, 2001 would have been as follows:

	2003	2002	2001
Reported net income	$62,373	$61,721	$55,716
Add back: Goodwill amortization	0	0	3,197

Adjusted net income	$62,373	$61,721	$58,913

Basic earnings per share:
Reported net income	$1.57	$1.56	$1.42
Add back: Goodwill amortization	0.00	0.00	0.08

Adjusted net income	$1.57	$1.56	$1.50

Diluted earnings per share:
Reported net income	$1.56	$1.55	$1.41
Add back: Goodwill amortization	0.00	0.00	0.08

Adjusted net income	$1.56	$1.55	$1.49

9. Deposits

Deposits at December 31 were as follows:

	2003	2002
Noninterest-bearing:
Demand	$724,474	$601,243

Interest-bearing:
Interest-bearing demand	1,295,593	1,137,904
Savings	508,889	470,317
Time	1,251,058	1,300,445
Time of $100 or more	354,453	321,406

Total deposits	$4,134,467	$3,831,315

10. Securities Sold Under Repurchase Agreements

Susquehanna enters into sales of certain U.S. government securities under repurchase agreements that are treated as short-term financing, and the obligations to repurchase such securities sold are shown as a liability in the consolidated statements of condition.

Securities sold under repurchase agreements at December 31, 2003 and collateralized with available-for-sale investment securities totaled $295.5 million . The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

11. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$295,512	0.90%	$201,369	1.48%	$158,140	3.28%
Federal funds purchased	55,250	1.11	57,225	1.32	0	—
Treasury tax and loan notes	4,422	0.75	8,130	1.00	11,663	1.50

	$355,184		$266,724		$169,803

Additional information pertaining to securities sold under repurchase agreements follows:

	2003	2002	2001
Average amounts outstanding	$290,603	$195,493	$199,774
Average interest rate	0.92%	1.47%	3.77%
Maximum amount outstanding at any month end	$368,775	$272,933	$233,333

Federal Home Loan Bank Borrowings

December 31	2003	2002
Due 2003, 2.68% to 5.98%	$0	$145,000
Due 2004, 1.04% to 5.20%	259,149	182,200
Due 2006, 1.01% to 6.65%	170,333	30,460
Due 2008, 5.43% to 5.50%	75,000	75,000
Due 2009, 5.34%	3,000	3,000
Due 2010, 6.01% to 6.17%	42,750	42,750
Due 2011, 3.25% to 5.33%	60,073	60,076
Due 2012, 3.25%	132	138
Due 2013, 5.94%	163	176
Due 2014, 5.00% to 6.51%	982	1,003
Due 2018, 6.00%	330	335
Due 2019, 4.50% to 5.40%	234	240
Due 2020, 4.50% to 6.00%	1,347	2,427
Due 2021, 5.40% to 6.00%	357	361

	$613,850	$543,166

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

Under this program Susquehanna subsidiary banks had lines of credit available to them totalling $1.1 billion and $1.2 billion, of which $612 million and $543 million were outstanding at December 31, 2003 and 2002,

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

respectively. At December 31, 2003, Susquehanna subsidiaries could borrow an additional $330 million based on qualifying collateral. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $15 million.

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

Long-Term Debt

	2003		2002
	Amount	Rate	Amount	Rate
Senior notes due February 1, 2003	$0	—%	$35,000	6.30%
Term note due July 19, 2003	0	—	10,000	6.09
Term note due July 19, 2003	0	—	5,000	7.35
Term note due July 19, 2004	5,000	2.06	5,000	4.48
Subordinated notes due February 1, 2005	50,000	9.00	50,000	9.00
Subordinated notes due November 1, 2012	75,000	6.05	75,000	6.05

	$130,000		$180,000

The notes require interest-only payments throughout their term with the entire principal balance paid at maturity. Susquehanna guarantees the $5,000 in term notes for the holder of these instruments.

12. Income Taxes

The components of the provision for income taxes are as follows:

	2003	2002	2001
Current	$4,086	$(18,019)	$11,197
Deferred	22,645	45,361	14,424

Total	$26,731	$27,342	$25,621

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$31,186	35.00%	$31,172	35.00%	$28,468	35.00%
Tax-advantaged income	(3,990)	(4.48)	(4,118)	(4.62)	(4,450)	(5.47)
Non-deductible goodwill	0	0.00	0	0.00	1,039	1.28
Other, net	(465)	(0.52)	288	0.32	564	0.69

Total	$26,731	30.00%	$27,342	30.70%	$25,621	31.50%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

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

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2003	2002
Deferred tax assets:
Reserve for loan losses	$15,646	$14,914
Accrued pension expense	0	0
Deferred directors fees	567	611
Deferred compensation	208	4
Nonaccrual loan interest	866	1,292
Purchase accounting	288	400
Federal net operating losses	42,234	0
State net operating losses	13,953	7,219
Alternative minimum tax credit carryover	3,381	3,100
Post-retirement benefits	1,461	1,439
Other assets	250	249
Deferred tax liabilities:
Prepaid pension expense	(2,288)	(1,740)
Deferred loan costs	(3,212)	(2,590)
FHLB stock dividends	(372)	(395)
Premises and equipment	(2,558)	(2,419)
Operating lease income, net	(118,851)	(73,627)
Unrealized investment securities (gains) and losses	1,179	(6,846)
Unrealized gain on residual interest	(73)	(1,816)
Deferred gain on sale of leases	(56,844)	(30,385)
Other liabilities	(116)	(814)

Net deferred liability	$(104,281)	$(91,404)

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Standby letters of credit are conditional commitments issued by Susquehanna to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based upon management’s credit evaluation of the borrower.

Financial instruments with off-balance sheet risk at December 31, 2003 and 2002, are as follows:

Contractual	2003	2002
Financial instruments whose contract amounts represent credit risk:
Standby letters of credit	$144,776	$118,065
Commitments to originate loans	503,021	389,190
Unused portion of home equity lines	273,491	242,705
Other unused commitments, principally commercial lines of credit	383,247	353,092

14. Contingent Liabilities

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

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31, 2003 and 2002, respectively, on those guarantees were $14,939 and $12,438.

15. Capital Adequacy

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

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity reduced by excludable intangibles, while Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital”.

The following table illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

At December 31, 2003	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Minimum Required Ratio	4.00%	8.00%	4.00%
Citizens Bank of Southern Pennsylvania	10.98	12.23	7.53
Equity Bank	7.44	11.22	6.11
Farmers First Bank	10.76	11.77	9.36
Farmers & Merchants Bank and Trust	8.41	12.17	6.25
First American Bank of Pennsylvania	10.99	11.77	8.44
The First Susquehanna Bank & Trust	10.82	11.77	7.93
Susquehanna Bank	7.78	11.18	6.78
WNB Bank	14.00	15.11	10.68
Total Susquehanna	9.55%	12.06%	8.34%

(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

16. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31, is as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Change in Projected Benefit Obligation
Projected Benefit obligation at beginning of year	$50,466	$40,748	$38,436	$4,469	$3,877	$3,604
Service cost (excluding administrative expenses)	2,242	1,893	2,015	191	150	137
Interest cost	3,349	3,150	2,788	257	290	273
Plan participants’ contributions	0	0	0	206	168	147
Change in plan provisions	0	27	402	0	0	0
Actuarial (gain) loss	3,716	7,070	(501)	(348)	341	(64)
Benefits paid	(2,428)	(1,984)	(2,392)	(407)	(357)	(220)
Curtailments/settlements	0	(438)	0	0	0	0

Projected benefit obligation at end of year	$57,345	$50,466	$40,748	$4,368	$4,469	$3,877

Change in Plan Assets
Fair value of plan assets at beginning of year	$44,521	$40,506	$44,870	$0	$0	$0
Actual return on plan assets	7,554	(1,647)	(2,043)	0	0	0
Employer contributions	3,620	8,083	71	201	189	73
Expenses	(198)	0	0	0	0	0
Plan participants’ contributions	0	0	0	206	168	147
Benefits paid	(2,428)	(2,421)	(2,392)	(407)	(357)	(220)

Fair value of plan assets at end of year	$53,069	$44,521	$40,506	$0	$0	$0

Net Amount Recognized
Funded status	$(4,276)	$(5,945)	$(241)	$(4,368)	$(4,469)	$(3,877)
Unrecognized net actuarial (gain) loss	10,673	10,940	(1,329)	(946)	(647)	(1,009)
Unrecognized prior service cost	(1,065)	(1,300)	(1,561)	268	316	364
Unrecognized transition obligation (asset)	(210)	(278)	(345)	1,025	1,138	1,251

Prepaid / (accrued) benefit cost	$5,122	$3,417	$(3,476)	$(4,021)	$(3,662)	$(3,271)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$6,275	$4,563
Accrued benefit liability	(1,404)	(1,315)
Intangible asset	95	109
Accumulated other comprehensive income	156	60

Net amount recognized	$5,122	$3,417

The accumulated benefit obligation for the defined pension benefits plan was $52,534 and $43,712 at December 31, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$2,243	$1,893	$2,015	$192	$150	$137
Interest cost	3,349	3,150	2,788	257	290	273
Expected return on plan assets	(3,914)	(3,562)	(3,967)	0	0	0
Amortization of prior service cost	(235)	(235)	(235)	48	48	46
Amortization of transition obligation (asset)	(68)	(68)	(68)	113	113	113
Amortization of net actuarial (gain) or loss	540	11	(324)	(49)	(21)	(9)

Net periodic benefit cost	$1,915	$1,189	$209	$561	$580	$560

Additional Information

The weighted average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.75%	4.50%	N/A	N/A

The weighted average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan’s target asset allocation. The expected return on equities was computed using a valuation methodology, which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan’s assets, the return on the equity investments of the plan historically has exceeded general market returns. Management estimated the rate by which the plan’s assets would perform to the market in the future looking at historical performance and adjusting for changes in the asset allocations and more conservative returns on equities compared to the past year. For 2003, the return on assets exceeded 17.0%.

For the plan year ending December 31, 2004, expected employer contributions to the pension benefit and other benefit plans are $0 and $277, respectively; and, for the same year, expected employee contributions are $0 and $168, respectively. The 2004 plan assumptions used to determine net periodic cost will be a discount rate of 6.25% and an expected long-term return on plan assets of 8.5%.

The investment objective of the pension plan is to maximize total return by emphasizing growth at a reasonable price. The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan assets included 62,108 and 59,975 shares of Susquehanna common stock at December 31, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The pension plan’s debt securities portfolio consists of bonds rated A or higher at the time of purchase. The current portfolio consists primarily of U.S. Treasuries and agency securities, high quality corporates and money market investments. A credit analysis is conducted to ensure that the appropriate liquidity, industry diversification, safety, maximum yield and minimum risk are achieved. A laddered approach to maturity distribution is taken depending on market conditions, but is primarily limited to ten years or less.

The target and actual allocations expressed as a percentage of the plan’s assets are presented as follows:

For the year ended	2004	2003	2002
Equity securities	40-60%	56%	44%
Debt securities	40-60%	44%	56%

Total		100%	100%

The assumed health care trend rates used to determine the benefit obligation for the other benefit plans are as follows:

For the year ended	2003	2002
Health care cost trend rate	9.00%	N/A
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2012	2012

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost	$8	$7
Effect on benefit obligation as of December 31, 2003	$87	$(79)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, Susquehanna has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Any measures of the Accumulated Postretirement Benefit Obligation or Net Periodic Postretirement Benefit Cost in this report do not reflect the effects of the Act on the plan. Authoritative guidance is pending and, when issued, could require Susquehanna to change previously reported information.

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,606 in 2003, $1,446 in 2002, and $1,253 in 2001.

Stock-based Compensation

Susquehanna offers an Employee Stock Purchase Plan (“ESPP”), which allows employees to purchase Susquehanna common stock up to 5% of their salary at a discount to the market price, through payroll deductions.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

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

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may grant options to its employees and directors for up to 2,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company’s stock on the date of grant, and an option’s maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four and five. The option prices range froma a low of $13.00 to a high of $24.75.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,736,543	$17.56	1,602,747	$16.33	1,470,529	$15.90
Granted	287,590	22.42	248,500	23.87	242,251	17.25
Forfeited	29,144	19.46	35,387	16.31	34,209	15.89
Exercised	175,361	12.64	79,317	12.96	75,824	11.08

Outstanding at end of year	1,819,628	$18.78	1,736,543	$17.56	1,602,747	$16.33

Outstanding at end of year:
Granted prior to 2001	1,073,097	$17.00	1,258,542	$16.39	1,365,371	$16.17
Granted 2001	223,501	17.25	231,001	17.25	237,376	17.25
Granted 2002	238,000	23.87	247,000	23.87	0	0.00
Granted 2003	285,030	22.42	0	0.00	0	0.00

Outstanding at end of year	1,819,628	$18.78	1,736,543	$17.56	1,602,747	$16.33

Options exercisable at year-end:
Granted prior to 2001	790,536	$17.78	670,165	$16.52	758,807	$15.64
Granted 2001	0	0.00	0	0.00	0	0.00
Granted 2002	0	0.00	0	0.00	0	0.00
Granted 2003	0	0.00	0	0.00	0	0.00

Options exercisable at year-end	790,536	$17.78	670,165	$16.52	758,807	$15.64

Weighted average remaining contractual maturity of options outstanding at year-end:

Granted prior to 2001	4.7
Granted 2001	7.4
Granted 2002	8.4
Granted 2003	9.4
Total	6.3

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

17. EARNINGS-PER-SHARE

The following tables sets forth the calculation of basic and diluted earnings per share for the years ended below:

For the Year Ended December 31,	2003			2002			2001
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$62,373	39,742	$1.57	$61,721	39,496	$1.56	$55,716	39,263	$1.42

Effect of Diluted Securities:
Stock options outstanding		295	0.01		285	0.01		330	0.01

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$62,373	40,037	$1.56	$61,721	39,781	$1.55	$55,716	39,593	$1.41

For the years ended December 31, 2003, 2002, and 2001, average options to purchase 220, 469, and 224 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Note 18. Related Party Transactions

Certain directors and executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Susquehanna relies on the directors and executive officers for the identification of their associates.

The activity of loans to such persons whose balances exceeded $60 during 2003, 2002, and 2001 follows.

	2003	2002	2001
Balance - January 1	$45,394	$28,500	$35,246
Additions	75,079	82,968	22,587
Deductions:
Amounts collected	72,427	63,570	19,258
Other changes	149	(2,504)	(10,075)

Balance - December 31	$48,195	$45,394	$28,500

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

19. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2003, $143.0 million is available for dividend distribution to Susquehanna in 2004 from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $25.6 million at December 31, 2003 and $11.2 million at December 31, 2002.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $44.8 million and $30.6 million at December 31, 2003 and 2002, respectively.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits plus the allowance for loan and lease losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.

Susquehanna’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development, and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2003, these subsidiaries met their respective minimum net worth capital requirements.

20. Securitization Activity

During 2003, 2002 and 2001, Susquehanna sold the beneficial interests in automobile leases in securitization transactions. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees approximating 1.0% of the outstanding balance and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna recognizes no servicing asset, as servicing income approximates servicing costs plus an adequate level of compensation. We enter into securitization transactions primarily to achieve low-cost funding for the growth of our auto lease portfolio, and not primarily to maximize our ongoing servicing fee revenue. Susquehanna monitors its servicing costs to ensure that future costs do not exceed servicing income. If servicing costs were to exceed servicing income, Susquehanna would record the present value of that liability as an expense.

The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Susquehanna has reimbursement obligations to a lender under a letter of credit facility if the residual value guarantor breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At December 31, 2003, Susquehanna would be obligated to make payments in an amount up to $20,500 under this letter of credit upon a breach by the residual value guarantor.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna including securitization transactions.

	As of December 31				For the Year Ended December 31
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2003	2002	2003	2002	2003	2002
Total leases and loans serviced	$1,567,152	$1,342,099	$3,257	$3,123	$804	$125
Less:
Leases securitized	313,505	243,304	159	43	84	60
Leases serviced for others (1)	856,151	821,163	2,583	2,593	439	39

Leases and loans held in portfolio	$397,496	$277,632	$515	$487	$281	$26

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follow:

	Year Ended December 31
	2003	2002
Proceeds from lease securitizations	$130,069	$155,747
Amounts derecognized	139,112	161,017
Servicing fees received	2,923	1,726
Other cash flows received on retained interests	4,134	2,633

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Third quarter 2003 transaction - Interest-Only Strip
As of December 31, 2003	$9,487	26	0.10%	0.10%	2.26%
Decline in fair value of 10% adverse change			$190	$190	$868
Decline in fair value of 20% adverse change			381	381	1,737

2001 transaction - Interest-Only Strip
As of December 31, 2003	538	2	0.10%	0.10%	0.95%
Decline in fair value of 10% adverse change			$4	$4	$7
Decline in fair value of 20% adverse change			8	8	14

(1)	The annual discount rate used is the interpolated Treasury swap rate as of the reporting date.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

21. Fair Value of Financial Instruments

Susquehanna’s estimated fair value information about financial instruments is presented below. Some of this information is presented whether it is recognized in the Consolidated Balance Sheets or not, and if it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets.

Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because not active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow models or other valuation techniques. As a result, Susquehanna’s ability to actually realize these derived values cannot be assured.

The estimated fair values disclosed herewith may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as building, as well as certain financial instruments such as leases.

Susquehanna also has several intangible assets which are not included in the fair value disclosures such as customer lists and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do no represent Susquehanna’s underlying value. The following methods and assumptions were used to estimate the fair value of each call of financial instrument presented.

Cash and Due from Banks and Short-term Investments. The fair value of cash and due from banks and short-term investments is deemed to be the same as their carrying values.

Investment Securities. The fair value of investment securities is estimated based on quoted market prices, where available. When quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

Loans and Leases. Variable rate loans which do not expose Susquehanna to interest rate risk have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows.

Deposits. The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date and are adjusted for an estimate for a core deposit premium. The carrying value of variable-rate time deposits represents a reasonable estimate of fair value. The fair value of fixed-rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity.

Short-term Borrowings. The carrying amounts reported in the balance sheet represent a reasonable estimate of fair value since these liabilities mature in less than one year.

FHLB Borrowings, Vehicle Financing, and Long-Term Debt. Fair values were based upon quoted rates of similar instruments, issued by banking companies with similar credit ratings.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their contractual amounts.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$176,240	$176,240	$156,320	$156,320
Short-term investments	78,962	78,962	52,636	52,636
Investment securities	988,222	988,222	1,126,407	1,126,407
Loans and leases, net of unearned income	4,263,272	4,295,675	3,830,953	3,877,975

Financial liabilities:
Deposits	4,134,467	4,163,488	3,831,315	3,870,975
Short-term borrowings	355,184	355,184	266,724	266,732
FHLB borrowings	613,850	654,139	543,166	571,479
Vehicle financing	369	369	31,304	31,010
Long-term debt	130,000	133,663	180,000	186,238

22. SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Cash in subsidiary banks	$174	$98
Investment in consolidated subsidiaries,	643,036	671,346
Other investment securities	2,139	14
Premises and equipment, net	2,662	2,866
Other assets	32,897	29,769

Total assets	$680,908	$704,093

Liabilities and Shareholder’s Equity
Long-term debt	$125,000	$160,000
Accrued taxes and expenses payable	8,526	10,238

Total liabilities	133,526	170,238
Shareholders’ equity	547,382	533,855

Total liabilities and shareholders’ equity	$680,908	$704,093

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
Income:
Dividends from subsidiaries	$20,830	$35,738	$68,821
Interest, dividends and gains on sales of investment securities	41	2,830	419
Interest and management fees from subsidiaries	39,705	39,995	37,506
Miscellaneous	634	0	0

Total income	61,210	78,563	106,746

Expenses:
Interest	9,445	7,602	6,864
Other	41,294	39,371	36,786

Total expenses	50,739	46,973	43,650

Income before taxes, and equity in undistributed income of subsidiaries	10,471	31,590	63,096
Income tax provision (benefit)	(1,122)	655	421
Equity in undistributed net income of subsidiaries	50,780	30,786	(6,959)

Net Income	$62,373	$61,721	$55,716

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

SUSQUEHANNA BANCSHARES, INC. (PARENT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$62,373	$61,721	55,716
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,002	1,660	666
Gain on sale of available for sale securities	0	(2,567)	0
Equity in undistributed net income of subsidiaries	(50,780)	(30,786)	6,959
Increase in other assets	(1,717)	(362)	(282)
Increase (decrease) in accrued expenses payable	(3,266)	2,360	960
Other, net	(1,504)	2,479	(956)

Net cash provided by operating activities	7,108	34,505	63,063

Cash Flows from Investing Activities:
Purchase of investment securities	(2,899)	0	0
Proceeds from the sale/maturities of investment securities	774	2,928	72
Capital expenditures	(442)	(757)	(547)
Net infusion of investment in subsidiaries	60,850	(82,923)	(33,125)

Net cash (used in) provided by investing activities	58,283	(80,752)	(33,600)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,852	2,116	1,845
Proceeds from issuance of long-term debt	0	74,097	0
Repayment of long-term debt	(35,000)	0	0
Dividends paid	(34,167)	(31,985)	(30,228)

Net cash (used in) provided by financing activities	(65,315)	44,228	(28,383)

Net increase (decrease) in cash and cash equivalents	76	(2,019)	1,080
Cash and cash equivalents at January 1,	98	2,117	1,037

Cash and cash equivalents at December 31,	$174	$98	2,117

Cash in subsidiary banks at December 31,	$174	$98	$2,117

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except as noted and per share data)

Note 23. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2003 and 2002, are as follows:

	2003
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31

Interest income	$74,189	$72,345	$68,442	$71,043
Interest expense	26,910	25,326	23,621	23,156

Net interest income	47,279	47,019	44,821	47,887
Provision for loan and lease losses	2,705	2,175	2,665	2,677

Net interest income after provision for loan and lease losses	44,574	44,844	42,156	45,210

Non-interest income	25,493	24,922	28,680	22,656
Non-interest expense	46,776	46,460	48,349	47,846

Income before income taxes	23,291	23,306	22,487	20,020
Applicable income taxes	7,220	6,992	6,513	6,006

Net income	$16,071	$16,314	$15,974	$14,014

Earnings per common share:
Basic	$0.41	$0.41	$0.40	$0.35
Diluted	0.40	0.41	0.40	0.35

	2002
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$78,712	$80,450	$79,128	$78,423
Interest expense	34,284	32,694	31,941	30,555

Net interest income	44,428	47,756	47,187	47,868
Provision for loan and lease losses	2,273	2,434	2,372	3,585

Net interest income after provision for loan and lease losses	42,155	45,322	44,815	44,283

Non-interest income	24,411	22,414	23,660	23,666
Non-interest expense	45,087	45,100	45,758	45,718

Income before income taxes	21,479	22,636	22,717	22,231
Applicable income taxes	6,659	7,017	6,842	6,825

Net income	$14,820	$15,619	$15,875	$15,406

Earnings per common share:
Basic	$0.38	$0.40	$0.40	$0.39
Diluted	0.37	0.39	0.40	0.39

PriceWaterhouseCoopers LLP

One South Market Square

Harrisburg, PA 17101-9916

Telephone (717) 231-5900

Facsimile (717) 232-5672

Report of Independent Auditors

Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its affiliates (Susquehanna) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 1 and 8 to the consolidated financial statements, on January 1, 2002, Susquehanna adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

March 5, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in Susquehanna’s principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope or procedures.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Susquehanna.

Certain portions of the information required by this Item will be included in the 2004 Proxy Statement in the Election of Directors section and the Director and Executive Officer Compensation section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2004 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2004 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section and the Director and Executive Officer Compensation – Equity Plan Compensation Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be included in the 2004 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2004 Proxy Statement in the Fees Billed by Independent Accountant to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits.

(b)	Report on Form 8-K.

(1)	Susquehanna filed a Current Report on Form 8-K on January 21, 2003, announcing its financial results for its fourth quarter and fiscal year ended December 31, 2002, filed pursuant to Item 5.

(2)	Susquehanna furnished a Current Report on Form 8-K on April 22, 2003, announcing its financial results for its first quarter ended March 31, 2003, furnished pursuant to Item 12.

(3)	Susquehanna furnished a Current Report on Form 8-K on July 22, 2003, announcing its financial results for its second quarter ended June 30, 2003, furnished pursuant to Item 12.

(4)	Susquehanna furnished a Current Report on Form 8-K on October 21, 2003, announcing its financial results for its third quarter ended September 30, 2003, furnished pursuant to Item 12.

(5)	Susquehanna filed a Current Report on Form 8-K on December 12, 2003, announcing the entering into of an Agreement and Plan of Merger, dated as of December 10, 2003, between Susquehanna and Patriot Bank Corp., filed pursuant to Item 5.

(c)	Exhibits.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger by and between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated December 10, 2003, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K filed December 12, 2003. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2	By-laws. Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is filed herewith as Exhibit 4.5.

4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

(10)	Material Contracts.

10.1	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.2	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.3	Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.*

10.4	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.5	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.6	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.7	Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.8

Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.9	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.10	Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10.11	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(d)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER William J. Reuter, President and Chief Executive Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (William J. Reuter)	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ CHLOÉ R. EICHELBERGER (Chloé R. Eichelberger)	Director	March 12, 2004

/s/ JAMES G. APPLE (James G. Apple)	Director	March 12, 2004

/s/ JOHN M. DENLINGER (John M. Denlinger)	Director	March 12, 2004

/s/ OWEN O. FREEMAN, JR. (Owen O. Freeman, Jr.)	Director	March 12, 2004

/s/ HENRY H. GIBBEL (Henry H. Gibbel)	Director	March 12, 2004

/s/ T. MAX HALL (T. Max Hall)	Director	March 12, 2004

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2003

[SIGNATURES CONTINUED]

Signature	Title	Date

/s/ M. ZEV ROSE (M. Zev Rose)	Director	March 12, 2004

/s/ C. WILLIAM HETZER, JR. (C. William Hetzer, Jr.)	Director	March 12, 2004

/s/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	March 12, 2004

/s/ ROGER V. WIEST (Roger V. Wiest)	Director	March 12, 2004

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	March 12, 2004

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Agreement and Plan of Merger by and between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated December 10, 2003, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K filed December 12, 2003. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws. Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

	4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is filed herewith as Exhibit 4.5.

	4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

(10)	Material Contracts.

	10.1	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

	10.2	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*
	10.3	Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.*
	10.4	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

Exhibit Numbers		Description and Method of Filing
	10.5	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.6	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

	10.7	Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

	10.8	Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

	10.9	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

Exhibit Numbers		Description and Method of Filing

	10.10	Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

	10.11	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)		Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.