Form 10-K/A
period 2003-12-31
SUSQUEHANNA BANCSHARES INC
filed 2004-04-21
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-10674

Susquehanna Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2201716
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

26 North Cedar Street Lititz, Pennsylvania	17543
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 626-4721

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $900,628,072 as of June 30, 2003, based upon the closing price quoted on the Nadsaq National Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of April 9, 2004 was 39,870,156.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 10, 2004 are incorporated by reference into Part III of this Annual Report.

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Annual Report”) of Susquehanna Bancshares, Inc. (the “Registrant”) is being filed solely to re-file Exhibit 32, to correct a typographical error which incorrectly referenced the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and should have referenced the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.
(Registrant)

Dated: April 21, 2004	By:	/s/ WILLIIAM J. REUTER
William J. Reuter President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Agreement and Plan of Merger by and between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated December 10, 2003, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K filed December 12, 2003. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws. Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of
Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

	4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

	4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

(10)	Material Contracts.

	10.1	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

	10.2	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

	10.3	Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.*

10.4	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.5	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.6	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10.7	Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.8	Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.9	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.10	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

10.11	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

(21)	Subsidiaries of the registrant. **

(23)	Consent of PricewaterhouseCoopers LLP.**

(31)	Rule 13a-14(a)/15d-14(a) Certifications**

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.
*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	Previously filed with the Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.