Form 10-Q
period 2004-03-31
SUSQUEHANNA BANCSHARES INC
filed 2004-05-10
CIK 700863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

39,870,156 shares of common stock, par value $2.00 per share, as of April 30, 2004.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003	March 31 2003
	(in thousands, except share data)
Assets
Cash and due from banks	$137,500	$176,240	$176,199
Short-term investments:
Restricted	26,777	44,817	35,843
Unrestricted	122,721	34,145	24,979

Total short-term investments	149,498	78,962	60,822

Securities available for sale	1,056,929	983,882	1,276,369
Securities held to maturity (fair values approximate $4,533, $4,340 and $3,341)	4,533	4,340	3,341
Loans and leases, net of unearned income	4,229,609	4,263,272	3,832,706
Less: Allowance for loan and lease losses	42,946	42,672	40,281

Net loans and leases	4,186,663	4,220,600	3,792,425

Premises and equipment, net	63,605	62,961	60,642
Foreclosed assets	1,657	2,893	3,104
Accrued income receivable	17,235	17,494	19,994
Bank-owned life insurance	208,092	200,555	126,437
Goodwill	59,123	59,123	54,897
Intangible assets with finite lives	4,215	4,372	4,842
Other assets	160,718	141,685	143,648

	$6,049,768	$5,953,107	$5,722,720

Liabilities and Shareholders’ Equity
Deposits:
Demand	$718,621	$724,474	$641,096
Interest-bearing demand	1,453,987	1,295,593	1,187,020
Savings	518,813	508,889	490,592
Time	1,255,054	1,251,058	1,289,449
Time of $100 or more	399,423	354,453	331,182

Total deposits	4,345,898	4,134,467	3,939,339
Short-term borrowings	275,388	355,553	317,730
FHLB borrowings	492,794	613,850	605,413
Long-term debt	130,000	130,000	145,000
Accrued interest, taxes, and expenses payable	41,226	35,791	37,838
Deferred taxes	109,737	104,281	93,690
Other liabilities	95,129	31,783	46,065

Total liabilities	5,490,172	5,405,725	5,185,075

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 39,868,108 at March 31, 2004; 39,861,317 at December 31, 2003; and 39,675,183 at March 31, 2003	79,736	79,723	79,350
Additional paid-in capital	66,365	66,264	63,277
Retained earnings	410,606	403,450	382,990
Accumulated other comprehensive income (loss), net of taxes of $1,614, ($1,107), and $6,477	2,889	(2,055)	12,028

Total shareholders’ equity	559,596	547,382	537,645

	$6,049,768	$5,953,107	$5,722,720

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2004	2003
Interest Income:
Loans and leases, including fees	$61,134	$61,894
Securities:
Taxable	7,713	11,329
Tax-exempt	260	462
Dividends	283	340
Short-term investments	197	164

Total interest income	69,587	74,189

Interest Expense:
Deposits:
Interest-bearing demand	2,655	2,677
Savings	386	610
Time	11,815	13,965
Short-term borrowings	590	838
FHLB borrowings	5,120	6,038
Long-term debt	2,340	2,782

Total interest expense	22,906	26,910

Net interest income	46,681	47,279
Provision for loan and lease losses	1,700	2,705

Net interest income, after provision for loan and lease losses	44,981	44,574

Noninterest Income:
Service charges on deposit accounts	4,882	4,466
Vehicle origination and servicing fees	5,193	7,003
Asset management fees	3,258	2,286
Income from fiduciary-related activities	1,468	1,522
Commissions on brokerage, life insurance, and annuity sales	916	235
Commissions on property and casualty insurance sales	2,420	2,380
Income from bank-owned life insurance	2,012	1,642
Net gain on sale of loans and leases	3,671	2,538
Net gain on securities	563	90
Other	2,691	3,331

Total noninterest income	27,074	25,493

Noninterest Expenses:
Salaries and employee benefits	24,107	22,354
Occupancy	3,786	3,521
Furniture and equipment	2,094	2,200
Amortization of intangible assets	157	157
Vehicle residual value	1,211	1,418
Vehicle delivery and preparation	3,393	2,894
Other	14,555	14,232

Total noninterest expenses	49,303	46,776

Income before income taxes	22,752	23,291
Provision for income taxes	6,826	7,220

Net Income	$15,926	$16,071

Earnings per share:
Basic	$0.40	$0.41
Diluted	$0.40	$0.40
Cash dividends	$0.22	$0.21
Average shares outstanding:
Basic	39,866	39,656
Diluted	40,182	39,891

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,	2004	2003
Cash Flows from Operating Activities:
Net income	$15,926	$16,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,300	5,250
Provision for loan and lease losses	1,700	2,705
Realized gain on sales of available-for-sale securities, net	(563)	(90)
Deferred income taxes	3,169	1,788
Gain on sale of loans and leases	(3,670)	(2,538)
Gain on sale of other real estate owned	(174)	(64)
Mortgage loans originated for sale	(24,372)	(51,019)
Proceeds from sale of mortgage loans originated for sale	26,022	48,701
Leases acquired/originated for sale	(128,184)	(78,501)
Sale of leases acquired/originated for sale	118,638	73,400
Increase in cash surrender value of bank-owned life insurance	(2,634)	(1,642)
Decrease in accrued interest receivable	259	585
Decrease in accrued interest payable	(415)	(3,518)
Increase in accrued expenses and taxes payable	7,905	1,043
Other, net	55,700	33,596

Net cash provided by operating activities	73,607	45,767

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	18,040	(5,232)
Activity in available-for-sale securities:
Sales	90,222	13,333
Maturities, prepayments and calls	40,713	273,638
Purchases	(199,039)	(448,435)
Net (increase) decrease in loans and leases	32,400	(1,032)
Purchase of bank-owned life insurance	(4,903)	0
Additions to premises and equipment	(2,389)	(2,346)

Net cash used for investing activities	(24,956)	(170,074)

Cash Flows from Financing Activities:
Net increase in deposits	211,431	108,024
Net increase (decrease) in short-term borrowings	(80,165)	19,702
Net increase (decrease) in FHLB borrowings	(121,425)	62,247
Repayment of long-term debt	0	(35,000)
Proceeds from issuance of common stock	114	492
Cash dividends paid	(8,770)	(8,325)

Net cash provided by financing activities	1,185	147,140

Net change in cash and cash equivalents	49,836	22,833
Cash and cash equivalents at January 1	210,385	178,345

Cash and cash equivalents at March 31	$260,221	$201,178

Cash and cash equivalents:
Cash and due from banks	$137,500	$176,199
Unrestricted short-term investments	122,721	24,979

Cash and cash equivalents at March 31	$260,221	$201,178

The accompanying notes are an integral part of these consolidated financial statements.

Cash paid for interest on deposits, short-term borrowings, and long-term debt was $23,259 and $30,428 in 2004 and 2003, respectively. Income tax payments totaled $105 in 2004 and a refund of $2,608 was recorded in 2003. Amounts transferred to other real estate owned were $313 in 2004 and $540 in 2003.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Three months ended March 31	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$533,855

Comprehensive income:
Net income				16,071		16,071
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(3,287)	(3,287)
Change in unrealized gain on recorded interest in securitized assets, net of taxes					(1,161)	(1,161)

Total comprehensive income						11,623

Common stock issued under employee benefit plans (includes related tax benefit of $154)	36,736	73	419			492
Cash dividends declared ($0.21 per share)				(8,325)		(8,325)

Balance at March 31, 2003	39,675,183	$79,350	$63,277	$382,990	$12,028	$537,645

Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$547,382

Comprehensive income:
Net income				15,926		15,926
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					4,248	4,248
Change in unrealized gain on recorded interest in securitized assets, net of tax effect					696	696

Total comprehensive income						20,870

Common stock issued under employee benefit plans (includes related tax benefit of $31)	6,791	13	101			114
Cash dividends declared ($0.22 per share)				(8,770)		(8,770)

Balance at March 31, 2004	39,868,108	$79,736	$66,365	$410,606	$2,889	$559,596

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2004 and 2003.

The accounting policies of Susquehanna Bancshares, Inc. & Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 58 through 66 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements.

In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.” This statement improves financial statement disclosures for defined benefit plans by requiring additional disclosures to those in the original Statement No. 132 about assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. With certain exceptions, this statement was effective for fiscal years ending after December 15, 2003. Susquehanna adopted this statement as of December 31, 2003, and the additional interim pension and other postretirement benefit disclosures are included in Note 8 to these financial statements.

In addition, in December 2003, the Financial Accounting Standards Board reissued FIN 46 (FIN 46R) with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs, commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. Considering these modifications and clarifications, management has determined that consolidation of Susquehanna’s VIE was still not required.

NOTE 2. Subsequent Events

Patriot Acquisition

On April 21, 2004, Susquehanna shareholders and Patriot Bank Corp. shareholders approved the merger transaction under which Susquehanna will acquire Patriot. Pending the expiration of applicable regulatory waiting-periods and the completion of other customary closing conditions, the vote enables the merger to proceed. Upon consummation of the merger, which is expected to occur on or about June 10, 2004, Susquehanna’s assets will total over $7,000,000. Patriot Bank Corp. is a $1,000,000 financial services company and is the holding company for it banking subsidiary, Patriot Bank.

Upon completion of the acquisition, Susquehanna will merge Patriot Bank into Equity Bank, one of its wholly owned subsidiaries, with Equity Bank as the resulting company. The combined bank will be named Susquehanna Patriot Bank and will operate in eastern Pennsylvania and southern New Jersey.

Debt Offering

On May 3, 2004, Susquehanna completed the private placement of $75,000 aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. Susquehanna intends to use the net proceeds from the offering to fund the cash portion of the Patriot acquisition, and the remaining balance to increase its liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes are intended to qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board.

The notes bear interest at a fixed rate of 4.75% per annum through and including May 1, 2009 and convert to a floating rate thereafter until maturity based on the US dollar three-month LIBOR plus 1.82%. Beginning May 1, 2009, Susquehanna, upon consultation with the Federal Reserve Board, has the right to redeem the notes at a redemption price of 100% of the principal amount of the notes plus any accrued interest.

The notes were offered only to “institutional buyers” in accordance with Rule 144A of the Securities Act of 1935, as amended.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	March 31, 2004		December 31, 2003
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$0	$0	$200	$202
U.S. Government agencies	183,921	184,431	84,352	84,679
State & municipal	14,693	15,243	18,123	18,793
Mortgage-backed	806,908	808,504	836,962	832,248
Other debt securities	7,350	7,538	7,342	7,409
Equities	40,725	41,213	40,151	40,551

	1,053,597	1,056,929	987,130	983,882

Held-to-maturity:
State & municipal	4,533	4,533	4,340	4,340

	4,533	4,533	4,340	4,340

Total investment securities	$1,058,130	$1,061,462	$991,470	$988,222

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31, 2004	December 31, 2003
Commercial, financial, and agricultural	$622,587	$621,438
Real estate - construction	557,526	549,672
Real estate secured - residential	1,302,497	1,306,371
Real estate secured - commercial	1,008,297	1,016,360
Consumer	337,276	337,989
Leases	401,426	431,442

Total loans and leases	$4,229,609	$4,263,272

The net investment in direct financing leases was as follows:
Minimum lease payments receivable	$198,354	$236,423
Estimated residual value of leases	237,372	235,828
Unearned income under lease contracts	(34,300)	(40,809)

Total leases	$401,426	$431,442

An analysis of impaired loans, as of March 31, 2004 and December 31, 2003, is as follows:
Impaired loans without a related reserve	$838	$2,232
Impaired loans with a reserve	7,663	7,423

Total impaired loans	$8,501	$9,655

Reserve for impaired loans	$1,556	$1,657

An analysis of impaired loans, for the three months ended March 31, 2004 and 2003, is as follows:

	Three Months ended March 31,
	2004	2003
Average balance of impaired loans	$8,528	$6,371
Interest income on impaired loans (cash-basis)	28	17

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

NOTE 5. Borrowings

	March 31, 2004	December 31, 2003
Short-term borrowings were as follows:
Securities sold under repurchase agreements	$273,678	$295,512
Federal funds purchased	0	55,250
Treasury tax and loan notes	1,710	4,791

Total short-term borrowings	$275,388	$355,553

Long-term debt was as follows:
Subsidiaries:
Term notes due July, 2004	$5,000	$5,000
Parent:
Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000

Total long-term debt	$130,000	$130,000

NOTE 6. Earnings per Share (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share.

	For the three months ended March 31
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$15,926	39,866	$0.40	$16,071	39,656	$0.41

Effect of Diluted Securities:
Stock options outstanding		316			235

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$15,926	40,182	$0.40	$16,071	39,891	$0.40

For the three months ended March 31, 2004, all options outstanding were included in the computation of diluted EPS. For the three months ended March 31, 2003, average options to purchase 467 shares were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

NOTE 7. Stock-Based Compensation

Susquehanna’s stock-based compensation plan is accounted for using the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of Susquehanna’s stock options is equal to the fair market value of its common stock on the date of grant.

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transitions and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods. On January 21, 2004, 136 options were granted to employees and directors with an exercise price of $25.14 per share on the date of grant.

	For the three months ended March 31
	2004	2003
Net income, as reported	$15,926	$16,071

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	214	194

Pro forma net income	$15,712	$15,877

Earnings per share:
Basic - as reported	$0.40	$0.41
Basic - pro forma	$0.39	$0.40

Diluted - as reported	$0.40	$0.40
Diluted - pro forma	$0.39	$0.40

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended March 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$670	$560	$54	$48
Interest cost	956	837	70	64
Expected return on plan assets	(1,103)	(978)	0	0
Amortization of prior service cost	(12)	(59)	12	12
Amortization of transition obligation (asset)	0	(17)	28	28
Amortization of net actuarial (gain) or loss	113	135	(8)	(12)

Net periodic benefit cost	$624	$478	$156	$140

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $0 to its pension plans and $277 to its other postretirement benefit plan in 2004. As of March 31, 2004, $0 of contributions have been made to its pension plans, and $60 of contributions have been made to its other postretirement benefit plan. Susquehanna does not anticipate any changes to its 2004 projections.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

Note 9. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees approximating 1.0% of the outstanding balance and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna recognizes no servicing asset, as servicing income approximates servicing costs. We enter into securitization transactions primarily to achieve low-cost funding for the growth of our auto portfolio, and not primarily to maximize our ongoing servicing fee revenue. Susquehanna monitors its servicing costs to ensure that future costs do not exceed servicing income. If servicing costs were to exceed servicing income, Susquehanna would record the present value of that liability as an expense.

The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Susquehanna has reimbursement obligations to a lender under a letter of credit facility if the residual value guarantor breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At March 31, 2004, Susquehanna would be obligated to make payments in an amount up to $20,500 under this letter of credit upon a breach by the residual value guarantor.

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna, including securitization transactions.

	As of March 31				For the Three Months Ended March 31
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2004	2003	2004	2003	2004	2003
Total leases and loans serviced	$1,589,492	$1,377,363	$3,182	$2,597	$114	$138
Less:
Leases securitized	391,509	310,822	200	116	33	16
Leases serviced for others (1)	827,980	801,470	2,173	2,145	67	100

Leases and loans held in portfolio	$370,003	$265,071	$809	$336	$14	$22

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follow:

	Three Months Ended March 31
	2004	2003
Proceeds from lease securitizations	$118,638	$73,400
Amounts derecognized	128,184	78,501
Servicing fees received	1,223	1,040
Other cash flows received on retained interests	353	1,856

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of March 31, 2004 Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Revolving transaction - Interest-Only Strip	$4,985	38	0.50%	0.10%	2.53%
Decline in fair value of 10% adverse change			5	5	796
Decline in fair value of 20% adverse change			10	10	1,592
2003 transaction - Interest-Only Strip	7,928	22	0.25%	0.10%	1.84%
Decline in fair value of 10% adverse change			3	3	26
Decline in fair value of 20% adverse change			5	5	52
2001 transaction - Interest-Only Strip	11	1	0.10%	0.10%	N/M
Decline in fair value of 10% adverse change			N/M	N/M	N/M
Decline in fair value of 20% adverse change			N/M	N/M	N/M

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event; the impact on Susquehanna of its ability to maintain contingent vehicle liability insurance coverage in vicarious liability states; and the anticipated acquisition of Patriot Bank Corp. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations that could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of the allowance for loan and lease losses;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	our ability to complete the anticipated merger with Patriot Bank Corp. and the merger of Patriot Bank with and into Equity Bank within our anticipated time-frame, or at all, including whether the merger agreement will be approved by applicable state and local regulatory authorities;

•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits and providing various financial services that may affect our profitability;

•	the inability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Farmers First Bank and subsidiaries (“Farmers”), Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Bancshares East, Inc. and subsidiaries, (“East”), Susquehanna Bancshares South, Inc. and subsidiaries (“South”), Susque-Bancshares Life Insurance Co. (“SBLIC”), Susquehanna Commercial Leasing, Inc., Valley Forge Asset Management Corporation (“VFAM”), and The Addis Group, LLC (“Addis”).

Subsequent Events

Patriot Acquisition

On April 21, 2004, Susquehanna shareholders and Patriot Bank Corp. shareholders approved the merger transaction under which Susquehanna will acquire Patriot. Pending the expiration of applicable regulatory waiting-periods and the completion of other customary closing conditions, the vote enables the merger to proceed. Upon consummation of the merger, which is expected to occur on or about June 10, 2004, our assets will total over $7.0 billion.

Patriot Bank Corp. is a $1.0 billion financial services company and is the holding company for its banking subsidiary, Patriot Bank. The company operates 20 banking and lending offices in eastern Pennsylvania. The transaction is expected to enhance our presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery, and Northampton.

Upon completion of the acquisition, we will merge Patriot Bank into Equity Bank, one of our wholly owned subsidiaries, with Equity Bank as the resulting company. The combined $2.2 billion bank will be named Susquehanna Patriot Bank and will operate 36 banking centers in eastern Pennsylvania and southern New Jersey.

Debt Offering

On May 3, 2004, we completed the private placement of $75.0 million aggregate principal amount of our 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. We intend to use the net proceeds from the offering to fund the cash portion of the Patriot acquisition, and the remaining balance to increase our liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes are intended to qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board.

The notes bear interest at a fixed rate of 4.75% per annum through and including May 1, 2009 and convert to a floating rate thereafter until maturity based on the US dollar three-month LIBOR plus 1.82%. Beginning on May 1, 2009, we, upon consultation with the Federal Reserve Board, have the right to redeem the notes at a redemption price of 100% of the principal amount of the notes plus any accrued interest.

The notes were offered only to “institutional buyers” in accordance with Rule 144A of the Securities Act of 1935, as amended.

Availability of Information

Our website address is www.susqbanc.com. We make available free of charge, through the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and do not intend it to be an active link to our website.

Results of Operations

Summary of 2004 Compared to 2003

Net income for the first quarter of 2004 was $15.9 million, a 0.9% decrease from net income of $16.1 million in the first quarter of 2003.

During the first quarter of 2004, our net interest income decreased by 1.3%, to $46.7 million in 2004, from $47.3 million in 2003. Noninterest income continued to improve as it increased by 6.2%, to $27.1 million for the first quarter of 2004, from $25.5 million for the first quarter of 2003. Noninterest income represented 36.7% of total revenues for the first quarter of 2004 and 35.0% for the first quarter of 2003. Noninterest expenses increased 5.4%, to $49.3 million for the first quarter of 2004, from $46.8 million for the first quarter of 2003.

Additional information is as follows:

	Three Months Ended March 31,
	2004	2003
Diluted Earnings per Share	$0.40	$0.40
Return on Average Assets	1.08%	1.18%
Return on Average Equity	11.64%	12.18%

The following discussion details the factors that contributed to these results.

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $46.7 million in the first quarter of 2004, from $47.3 million for the same period in 2003. Net interest income as a percentage of net interest income plus other income was 63.3% for the quarter ended March 31, 2004 and 65.0% for the quarter ended March 31, 2003.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support those earning assets. Income from earning assets includes income from loans and leases, income from investment securities, and income from short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and levels of non-performing assets. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds, and the levels of non-interest bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income, interest expenses, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

Net interest income for the first quarter of 2004 decreased $0.6 million over the first quarter of 2003. Average earning assets in the first quarter of 2004 increased $304.1 million over the same period in 2003, while average interest-bearing liabilities increased $257.1 million. Average loans and leases rose by $453.1 million, average investment securities decreased $179.4 million, and lower yielding, short-term investments increased $30.5 million. Average interest-bearing deposits increased $279.9 million, and average debt decreased $22.8 million.

The decrease in net interest income is primarily the result of average yields on earning assets declining more than the average cost of funds. The yield on average earning assets declined 83 basis points, while the average cost of funds declined only 53 basis points due to a declining interest rate environment.

Since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, the net interest margin experienced further compression as interest rates declined and decreased to 3.57% in the first quarter of 2004, from 3.88% in the first quarter of 2003. A mitigating factor in the decrease in the net interest margin was the increase in average noninterest bearing deposits of $112.0 million from March 31, 2003 to March 31, 2004.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended March 31, 2004			For the Three Month Period Ended March 31, 2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$90,611	$197	0.87	$60,109	$164	1.11
Investment securities:
Taxable	943,815	7,996	3.41	1,103,362	11,670	4.29
Tax - advantaged	20,632	400	7.80	40,527	711	7.12

Total investment securities	964,447	8,396	3.50	1,143,889	12,381	4.39

Loans and leases, (net):
Taxable	4,189,597	60,441	5.80	3,749,330	61,136	6.61
Tax - advantaged	67,731	1,066	6.33	54,924	1,165	8.60

Total loans and leases	4,257,328	61,507	5.81	3,804,254	62,301	6.64

Total interest - earning assets	5,312,386	$70,100	5.31	5,008,252	$74,846	6.06

Allowance for loan and lease losses	(43,339)			(40,037)
Other non - earning assets	649,861			551,959

Total assets	$5,918,908			$5,520,174

Liabilities
Deposits:
Interest - bearing demand	$1,364,918	$2,655	0.78	$1,156,866	$2,677	0.94
Savings	513,237	386	0.30	480,349	610	0.52
Time	1,651,567	11,815	2.88	1,612,614	13,965	3.51
Short - term borrowings	287,270	590	0.83	280,364	838	1.21
FHLB borrowings	546,791	5,120	3.77	548,652	6,038	4.46
Long - term debt	130,000	2,340	7.24	157,833	2,782	7.15

Total interest - bearing liabilities	4,493,783	$22,906	2.05	4,236,678	$26,910	2.58

Demand deposits	702,262			590,291
Other liabilities	172,337			158,190

Total liabilities	5,368,382			4,985,159
Equity	550,526			535,015

Total liabilities & shareholders’ equity	$5,918,908			$5,520,174

Net interest income / yield on average earning assets		$47,194	3.57		$47,936	3.88

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

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan and lease portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

As illustrated in Table 2, the provision was $1.7 million in the first quarter of 2004, a decrease of $1.0 million from the same period in 2003. This decrease in the provision was due to our improved asset quality ratios and declining net charge-offs. Net charge-offs were $1.4 million for the three-month period ended March 31, 2004 versus $2.1 million in the corresponding three-month period in 2003.

The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.02% at March 31, 2004 and 1.05% at March 31, 2003.

Determining the level of the allowance for probable loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using information and assumptions that are often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and leases losses is adequate to meet probable loan and lease losses at March 31, 2004. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2004.

Noninterest Income

Noninterest income as a percentage of net interest income plus noninterest income was 36.7% for the quarter ended March 31, 2004 compared to 35.0% for the comparable period in 2003.

Noninterest income increased $1.6 million, or 6.2%, from $25.5 million in the first quarter of 2003, to $27.1 million in the first quarter of 2004. This net increase is primarily the result of an increase of $1.1 million in gains on the sales of loans and leases; increased asset management fees of $1.0 million; increased commissions on brokerage, life insurance and annuity sales of $0.7 million; and decreased vehicle origination and servicing fees of $1.8 million at Hann.

During the first quarter of 2004, Hann sold approximately $128.2 million in automobile leases and realized a net, pre-tax gain of $3.1 million. During the comparable period of 2003, Hann sold approximately $78.5 million in automobile leases and realized a net, pre-tax gain of $1.5 million. Offsetting the increase in gains on sales of leases was a decrease in gains realized through the sale of mortgage loans, from $1.0 million for the first quarter of 2003 to $0.5 million for the first quarter of 2004. This decrease is attributable to higher mortgage interest rates and the resultant slowdown in the refinance market.

As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management part of our business. As a result, asset management fees increased to $3.3 million for the first quarter of 2004, from $2.3 million for the same period in 2003, and commissions on brokerage, life insurance and annuity sales increased from $0.2 million for the first quarter of 2003 to $0.9 million for the first quarter of 2004. The increase in asset management fees is the result of a 52% increase in assets under management at VFAM, from $2.0 billion at March 31, 2003, to $3.1 billion at March 31, 2004.

The decrease in vehicle origination and servicing fees was primarily due to repricing on the sale-leaseback transaction in the latter half of 2003.

Noninterest Expenses

Total noninterest expenses increased $2.5 million, or 5.4%, from $46.8 million in the first quarter of 2003 to $49.3 million in the first quarter of 2004.

The quarter-to-quarter increase was primarily due to an increase in salaries and benefits expense of 7.8%, or $1.8 million, as a result of normal annual salary increases, filling open positions, and higher benefit costs. Vehicle delivery and preparation expense increased by 17.2%, or $0.5 million, due to the increased volume of cars coming off lease.

Income Taxes

Susquehanna’s effective tax rate was 30.0% for the first quarter of 2004 and 31.0% for the first quarter of 2003. This decrease is primarily due to our purchase of $50.0 million of tax-advantaged bank-owned life insurance in the third quarter of 2003.

Financial Condition

Summary of 2004 compared to 2003

Total assets at March 31, 2004 remained unchanged from $6.0 billion at December 31, 2003. Equity capital was $559.6 million at March 31, 2004, or $14.04 per share, and $547.4 million, or $13.73 per share, at December 31, 2003.

Total deposits increased $211.4 million from December 31, 2003 to March 31, 2004; while total loans decreased $33.7 million for the same timeframe.

The following discussion details the factors that contributed to these changes.

Investment Securities Available for Sale

Investment securities available for sale increased $73.0 million from December 31, 2003 to March 31, 2004. This increase is primarily the result of funds being available for investment as deposit growth was greater than loan growth.

Loans and Leases

Loans and leases decreased $33.7 million from December 31, 2003 to March 31, 2004. This decrease was primarily due to leases at Hann, which fluctuate based upon timing related to its warehouse facilities.

Risk Assets

Table 3 shows a slight increase in non-accrual loans and leases, from $17.5 million at March 31, 2003 to $17.7 million at March 31, 2004. Loans and leases past due 90 days or more and still accruing decreased from $7.8 million at March 31, 2003 to $6.7 million at March 31, 2004. The percentage of non-performing assets to period-end loans and leases plus other real estate owned decreased from 0.71% at March 31, 2003 to 0.46% at March 31, 2004. The percentage of loan and lease loss reserve to non-performing loans and leases was 242% at March 31, 2004, compared with 166% at March 31, 2003.

At December 31, 2003, Susquehanna had a restructured loan totaling $5.8 million with a long-time borrower. However, in accordance with FAS No. 114, information about a restructured loan involving a modification of terms need not be included in disclosures in years after the restructuring if the restructuring agreement has market terms, including a market rate of interest, and the restructured loan is current and is expected to perform in accordance with the modified terms. The removal of this restructured loan from nonperforming assets at March 31, 2004 was the primary reason for the ratio changes noted in the above paragraph.

Deposits

Total deposits increased $211.4 million from December 31, 2003 to March 31, 2004. This increase is a direct result of the continuing success of our bank subsidiaries in carrying out our retail and corporate sales initiatives.

Borrowings

Total borrowings decreased $201.2 million from December 31, 2003 to March 31, 2004. As deposit growth was greater than loan growth, we used some of the available funds to reduce our Federal Home Loan Bank and short-term borrowings.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2004	2003
Balance - Beginning of period	$42,672	$39,671
Additions charged to operating expenses	1,700	2,705

	44,372	42,376

Charge-offs	(2,166)	(2,651)
Recoveries	740	556

Net charge-offs	(1,426)	(2,095)

Balance - Period end	$42,946	$40,281

Net charge-offs as a percent of average loans and leases (annualized)	0.13%	0.22%
Allowance as a percent of period-end loans and leases	1.02%	1.05%

Average loans and leases	$4,257,328	$3,804,254
Period-end loans and leases	4,229,609	3,832,706

TABLE 3 - Risk Assets

	March 31, 2004	December 31, 2003	March 31, 2003
Nonperforming assets:
Nonaccrual loans and leases	$17,749	$19,037	$17,474
Restructured accrual loans	0	5,823	6,833
Other real estate owned	1,657	2,893	3,104

Total nonperforming assets	$19,406	$27,753	$27,411

As a percent of period-end loans and leases plus other real estate owned	0.46%	0.65%	0.71%
Coverage ratio	241.96%	172.00%	165.72%
Loans and leases contractually past due 90 days and still accruing	$6,696	$8,208	$7,770

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

The minimum Tier 1 capital ratio is 4%; Susquehanna’s ratio at March 31, 2004 was 9.47%. The minimum total capital (Tier 1 and 2) ratio is 8%; Susquehanna’s ratio at March 31, 2004 was 11.73%. The minimum leverage ratio is 4%; Susquehanna’s leverage ratio at March 31, 2004 was 8.44%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2004, our bank subsidiaries had approximately $451.4 million available to them under collateralized lines of credit with various Federal Home Loan Banks; and approximately $195.3 million more was available provided that additional collateral would be pledged.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of debt securities maturing within one year totaled $34.3 million at March 31, 2004. These maturing investments represented 3.2% of total investment securities available for sale. Unrestricted short-term investments amounted to $122.7 million and represent additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

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

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure; routine rate shocks simulation; and evaluation of the change in economic value of equity. By dividing the assets and liabilities into three groups; fixed rate, floating rates; and those that reprice at our discretion; we develop strategies to control the exposure to interest rate fluctuations.

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

At March 31, 2004, we continue to be an asset-sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, we likely will experience additional compression in our net interest margin.

Vehicle Leasing Residual Value Risk

Our exposure to vehicle residual value risk results primarily from Hann, our vehicle-leasing subsidiary. In an effort to manage this risk, in the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to negotiation of the payments for the additional year. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of March 31, 2004 and December 31, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

	As of March 31, 2004	As of December 31, 2003
Securitization Transactions	$391.5 million	$313.5 million
Agency Arrangements and Lease Sales	$702.9 million	$730.6 million
Sale-Leaseback Transaction	$125.0 million	$125.6 million

In comparison, as of March 31, 2004 and December 31, 2003, our on-balance sheet, managed portfolio totaled $370.0 million and $397.7 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions

As of March 31, 2004, the aggregate fair value of all recorded PV Receivables in connection with Hann securitizations was $12.9 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 - Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” in our Annual Report on Form 10-K for the year ended December 31, 2003 and “Note 9 - Securitization Activity” in this Form 10-Q.

Summary of Prior Years’ Securitization Transactions

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related leased vehicles to a wholly owned qualifying special purpose entity (the “QSPE” or the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset backed notes. The initial recorded PV Receivable for the 2003 transaction was $12.0 million, and the fair value of this PV Receivable at March 31, 2004 was $7.9 million.

During the third quarter of 2002, Hann entered into a revolving securitization transaction. In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. During the first quarter of 2004, Hann transferred to the QSPE the beneficial interest in $128.2 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event occurs under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

The debt issued in the revolving securitization transaction bears a floating rate of interest. In this transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents.

The transaction documents for the revolving transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. That transaction also provides that any assets that fail to meet the eligibility requirements set forth in that transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

In 2001, Hann entered into one asset securitization transaction. The value of the associated recorded interest is subject to credit, prepayment, and interest rate risks. At March 31, 2004, the fair value of this PV Receivable was $0.01 million.

Agency Agreements and Lease Sales

Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gains or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee and, in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under FAS 140.

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At March 31, 2004, the total residual value of the vehicles in the portfolio for this transaction was $57.6 million, and our maximum obligation under the Residual Interest Agreement at March 31, 2004, was $6.9 million.

Sale-leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $125.0 million at March 31, 2004. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At March 31, 2004, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $49.2 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of March 31, 2004.

Securitization Transactions

Under the 2001 transaction, we have reimbursement obligations to a lender under a letter of credit facility if Auto Lenders breaches its obligations under the securitization transaction to purchase leased vehicles at the scheduled termination or expiration of the leases for the full stated residual value of the vehicles. At March 31, 2004, we would be obligated to make payments in an amount up to $20.5 million under this letter of credit upon a breach by Auto Lenders.

Sale-Leaseback Transaction

Under the existing sale-leaseback transaction, we guarantee certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If we fail to maintain our investment-grade senior unsecured long-term debt ratings, then we must obtain a $35.0 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure our obligations under the guarantee. We also have obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if we fail to make payments under the guarantee.

Additionally, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an Early Amortization Event. The precise amount of any termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of any termination payments. Even if an Early Amortization Event were to occur, we would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. We believe that the occurrence of any Early Amortization Event is remote.

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

Agency Agreement and Lease Sales

With regard to the agency arrangement, our maximum obligation under the Residual Interest Agreement at March 31, 2004 was $6.9 million.

Miscellaneous

Additionally, we are required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on us. The basic coverage policy is renewable annually and expires in the first quarter of 2005.

Item 4

Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

(a	)	Exhibits. The Exhibits filed as part of this report are as follows:

		2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated as of March 15, 2004, incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4/A, Registration No. 333-112368.

		2.2	Amended and Restated Agreement and Plan of Merger, dated May 1, 2004, between Equity Bank and Patriot Bank.

		10.1	Employment Agreement dated November 4, 2003, but effective January 1, 2004, between Susquehanna Bancshares, Inc., Valley Forge Asset Management Corporation and Bernard A. Francis, Jr.

		10.2	Renewal of Employment Agreement between William J. Reuter and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

		10.3	Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

		10.4	Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

		10.5	Susquehanna Bancshares, Inc. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004.

		10.6	Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of February 2, 2004 by and between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc.

		31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

		32.	Section 1350 Certifications

(b	)	Reports on Form 8-K.

		(i)	On January 28, 2004, the registrant furnished a report on Form 8-K regarding its issuance of a press release announcing financial results for its fourth quarter and fiscal year ended December 31, 2003.

		(ii)	On January 30, 2004, the registrant filed a report on Form 8-K regarding certain excerpts from its press release dated January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 10, 2004	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

May 10, 2004	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated as of March 15, 2004, incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4/A, Registration No. 333-112368.

2.2	Amended and Restated Agreement and Plan of Merger, dated May 1, 2004, between Equity Bank and Patriot Bank.

10.1	Employment Agreement dated November 4, 2003, but effective January 1, 2004, between Susquehanna Bancshares, Inc., Valley Forge Asset Management Corporation and Bernard A. Francis, Jr.

10.2	Renewal of Employment Agreement between William J. Reuter and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

10.3	Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

10.4	Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna Bancshares, Inc., dated as of February 28, 2004.

10.5	Susquehanna Bancshares, Inc. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004.

10.6	Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of February 2, 2004 by and between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications