Form 10-Q
period 2004-06-30
SUSQUEHANNA BANCSHARES INC
filed 2004-08-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

46,439,992 shares of common stock, par value $2.00 per share, as of July 26, 2004.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30 2004	December 31 2003	June 30 2003
	(in thousands, except share data)
Assets
Cash and due from banks	$167,048	$176,240	$194,550
Short-term investments:
Restricted	27,986	44,817	51,926
Unrestricted	36,280	34,145	30,359

Total short-term investments	64,266	78,962	82,285

Securities available for sale	1,388,653	983,882	1,244,577
Securities held to maturity (fair values approximate $4,756, $4,340 and $3,434)	4,756	4,340	3,434
Loans and leases, net of unearned income	4,986,507	4,263,272	3,898,938
Less: Allowance for loan and lease losses	52,811	42,672	40,329

Net loans and leases	4,933,696	4,220,600	3,858,609

Premises and equipment, net	77,448	62,961	60,067
Foreclosed assets	1,192	2,893	1,925
Accrued income receivable	20,751	17,494	18,510
Bank-owned life insurance	221,844	200,555	127,815
Goodwill	239,882	59,123	54,897
Intangible assets with finite lives	13,053	4,372	4,685
Other assets	177,231	141,685	137,976

	$7,309,820	$5,953,107	$5,789,330

Liabilities and Shareholders’ Equity
Deposits:
Demand	$832,227	$724,474	$691,200
Interest-bearing demand	1,835,254	1,295,593	1,187,906
Savings	598,866	508,889	500,273
Time	1,385,048	1,251,058	1,262,671
Time of $100 or more	447,536	354,453	336,426

Total deposits	5,098,931	4,134,467	3,978,476
Short-term borrowings	409,576	355,553	346,864
FHLB borrowings	685,525	613,850	598,160
Long-term debt	205,000	130,000	145,000
Junior subordinated debentures	23,515	0	0
Accrued interest, taxes, and expenses payable	50,712	35,791	32,217
Deferred taxes	88,642	104,281	99,012
Other liabilities	27,953	31,783	43,732

Total liabilities	6,589,854	5,405,725	5,243,461

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,426,114 at June 30, 2004; 39,861,317 at December 31, 2003; and 39,757,469 at June 30, 2003	92,852	79,723	79,515
Additional paid-in capital	223,719	66,264	64,578
Retained earnings	418,329	403,450	390,972
Accumulated other comprehensive income (loss), net of taxes of ($8,041), ($1,107), and $5,860	(14,934)	(2,055)	10,804

Total shareholders’ equity	719,966	547,382	545,869

	$7,309,820	$5,953,107	$5,789,330

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Loans and leases, including fees	$63,401	$60,942	$124,536	$122,835
Securities:
Taxable	9,699	10,524	17,412	21,853
Tax-exempt	300	372	560	835
Dividends	608	309	890	649
Short-term investments	186	198	383	362

Total interest income	74,194	72,345	143,781	146,534

Interest Expense:
Deposits:
Interest-bearing demand	3,705	2,466	6,360	5,143
Savings	446	599	832	1,209
Time	11,608	13,133	23,423	27,098
Short-term borrowings	829	930	1,418	1,768
FHLB borrowings	5,188	5,598	10,308	11,636
Long-term debt	3,064	2,600	5,404	5,382

Total interest expense	24,840	25,326	47,745	52,236

Net interest income	49,354	47,019	96,036	94,298
Provision for loan and lease losses	2,107	2,175	3,807	4,880

Net interest income, after provision for loan and lease losses	47,247	44,844	92,229	89,418

Noninterest Income:
Service charges on deposit accounts	5,434	4,825	10,315	9,290
Vehicle origination, servicing, and securitization fees	5,488	7,567	10,681	14,570
Asset management fees	3,436	2,514	6,694	4,800
Income from fiduciary-related activities	1,357	1,427	2,826	2,949
Commissions on brokerage, life insurance, and annuity sales	1,140	541	2,056	776
Commissions on property and casualty insurance sales	2,169	1,852	4,589	4,232
Income from bank-owned life insurance	2,252	1,433	4,264	3,075
Net gain on sale of loans and leases	2,978	2,402	6,648	4,939
Net gain on securities	5	94	569	184
Other	3,095	2,267	5,786	5,600

Total noninterest income	27,354	24,922	54,428	50,415

Noninterest Expenses:
Salaries and employee benefits	25,689	22,349	49,796	44,703
Occupancy	3,599	3,379	7,384	6,900
Furniture and equipment	2,193	2,269	4,287	4,469
Amortization of intangible assets	223	157	380	313
Vehicle residual value	1,179	1,657	2,390	3,075
Vehicle delivery and preparation	3,302	2,691	6,695	5,585
Other	15,176	13,958	29,733	28,191

Total noninterest expenses	51,361	46,460	100,665	93,236

Income before income taxes	23,240	23,306	45,992	46,597
Provision for income taxes	6,742	6,992	13,568	14,212

Net Income	$16,498	$16,314	$32,424	$32,385

Earnings per share:
Basic	$0.40	$0.41	$0.80	$0.82
Diluted	$0.40	$0.41	$0.79	$0.81
Cash dividends	$0.22	$0.21	$0.44	$0.42
Average shares outstanding:
Basic	41,401	39,689	40,633	39,673
Diluted	41,675	39,952	40,938	39,927

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Six months ended June 30,	2004	2003
Cash Flows from Operating Activities:
Net income	$32,424	$32,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,048	11,604
Provision for loan and lease losses	3,807	4,880
Realized gain on sales of available-for-sale securities, net	(568)	(184)
Deferred income taxes	(15,638)	6,644
Gain on sale of loans and leases	(6,648)	(4,939)
Gain on sale of other real estate owned	(460)	(171)
Mortgage loans originated for sale	(87,028)	(120,526)
Proceeds from sale of mortgage loans originated for sale	68,607	106,485
Leases acquired/originated for sale	(194,852)	(123,619)
Proceeds from sale of leases acquired/originated for sale	179,971	115,584
Increase in cash surrender value of bank-owned life insurance	(4,246)	(4,035)
Decrease in accrued interest receivable	259	2,069
Increase (decrease) in accrued interest payable	1,853	(3,621)
Increase (decrease) in accrued expenses and taxes payable	15,123	(403)
Other, net	13,793	41,833

Net cash provided by operating activities	14,445	63,986

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	16,831	(21,315)
Activity in available-for-sale securities:
Sales	90,790	63,704
Maturities, repayments and calls	250,196	534,314
Purchases	(463,784)	(734,864)
Net increase in loans and leases	(56,739)	(56,953)
Purchase of bank-owned life insurance	(4,903)	0
Acquisition of Patriot, net of cash acquired	(28,709)	0
Capitalized acquisition costs	(7,569)	0
Additions to premises and equipment	(6,311)	(3,600)

Net cash used for investing activities	(210,198)	(218,714)

Cash Flows from Financing Activities:
Net increase in deposits	315,667	147,161
Net increase in short-term borrowings	54,023	48,836
Net increase (decrease) in FHLB borrowings	(241,935)	54,994
Repayment of long-term debt	0	(35,000)
Proceeds from issuance of long-term debt	74,356	0
Proceeds from issuance of common stock	4,130	1,958
Cash dividends paid	(17,545)	(16,657)

Net cash provided by financing activities	188,696	201,292

Net change in cash and cash equivalents	(7,057)	46,564
Cash and cash equivalents at January 1	210,385	178,345

Cash and cash equivalents at June 30	$203,328	$224,909

Cash and cash equivalents:
Cash and due from banks	$167,048	$194,550
Unrestricted short-term investments	36,280	30,359

Cash and cash equivalents at June 30	$203,328	$224,909

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$45,892	$55,857
Income tax payments (refunds)	($3,474)	$3,033
Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$535	$1,327
Acquisition of Patriot Bank Corp.
Common stock issued	$166,454	$0
Fair value of assets acquired (noncash)	$1,138,572	$0
Liabilities assumed	$985,922	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Six months ended June 30	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$533,855

Comprehensive income:
Net income				32,385		32,385
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(5,775)	(5,775)
Change in unrealized gain on recorded interest in securitized assets, net of taxes					103	103

Total comprehensive income						26,713

Common stock issued under employee benefit plans (includes related tax benefit of $350)	119,022	238	1,720			1,958
Cash dividends declared ($0.42 per share)				(16,657)		(16,657)

Balance at June 30, 2003	39,757,469	$79,515	$64,578	$390,972	$10,804	$545,869

Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	($2,055)	$547,382

Comprehensive income:
Net income				32,424		32,424
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(12,347)	(12,347)
Change in unrealized gain on recorded interest in securitized assets, net of tax effect					(532)	(532)

Total comprehensive income						19,545

Common stock issued in acquisition	6,402,074	12,804	153,650			166,454
Common stock issued under employee benefit plans (includes related tax benefit of $1,095)	162,723	325	3,805			4,130
Cash dividends declared ($0.44 per share)				(17,545)		(17,545)

Balance at June 30, 2004	46,426,114	$92,852	$223,719	$418,329	($14,934)	$719,966

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2004 and 2003.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 58 through 66 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements.

In May 2004, the Financial Accounting Standards Board staff issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post- retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 14, 2004. Susquehanna is currently assessing its requirements; however, the impact will likely have no material effect on financial condition or results of operations.

In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." This statement improves financial statement disclosures for defined benefit plans by requiring additional disclosures to those in the original Statement No. 132 about assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. With certain exceptions, this statement was effective for fiscal years ending after December 15, 2003. Susquehanna adopted this statement as of December 31, 2003, and the additional interim pension and other postretirement benefit disclosures are included in Note 8 to these financial statements.

In addition, in December 2003, the Financial Accounting Standards Board reissued FIN 46 (FIN 46R) with certain modifications and clarifications. Application of this guidance was effective for interests in certain Variable Interest Entities (VIEs), commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. Considering these modifications and clarifications, management has determined that consolidation of Susquehanna's VIE was still not required.

NOTE 2. Acquisitions

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1.0 billion, and the holding company for Patriot Bank. The results of Patriot's operations have been included in the consolidated financial statements since that date. Concurrent with the closing, Susquehanna merged Patriot Bank into Equity Bank, a wholly owned Susquehanna subsidiary. The combined bank, with assets of approximately $2.1 billion, is now known as Susquehanna Patriot Bank, headquartered in Marlton, New Jersey, and operates 36 banking centers in eastern Pennsylvania and southern New Jersey. The transaction enhances Susquehanna's strong presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery, and Northampton.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

Under the terms of the merger, each share of Patriot common stock was exchanged for 1.143 shares of Susquehanna common stock, $30.00 in cash, or a combination thereof, resulting in the issuance of 6,402 shares of Susquehanna common stock and a cash payment of $42,513. The total purchase price was $208,967. The value of the common shares issued was determined based on the market price of Susquehanna common shares at the close of business immediately prior to the announcement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets
Cash and cash equivalents	$13,804
Securities	303,584
Loans and leases, net of allowance of $9,149	642,322
Premises and other equipment	11,728
Goodwill and other intangibles	188,735
Other assets	34,716

Total assets acquired	$1,194,889

Liabilities
Deposits	$648,797
Borrowings	337,125

Total liabilities assumed	985,922

Net assets acquired	$208,967

Of the $188,735 of acquired intangible assets, $7,975 was assigned to core deposit intangibles that will be amortized over

10 years.

Presented below is certain unaudited pro forma information for the three and six month periods ended June 30, 2004 and 2003 as if Patriot had been acquired on January 1, 2004 and 2003 with respect to the six-month periods ended June 30, 2004 and 2003, and as if Patriot had been acquired at the beginning of each interim period presented with respect to the three-month periods ended June 30, 2004 and 2003. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna's consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$7,931	$19,296	$26,219	$38,521
Basic EPS	$0.17	$0.42	$0.57	$0.84
Diluted EPS	$0.17	$0.42	$0.56	$0.83

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	June 30, 2004		December 31, 2003
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$250	$250	$200	$202
U.S. Government agencies	197,387	193,749	84,352	84,679
State & municipal	40,009	40,356	18,123	18,793
Mortgage-backed	1,000,933	981,729	836,962	832,248
Other debt securities	24,436	24,537	7,342	7,409
Equities	147,835	148,032	40,151	40,551

	1,410,850	1,388,653	987,130	983,882

Held-to-maturity:
State & municipal	4,756	4,756	4,340	4,340

	4,756	4,756	4,340	4,340

Total investment securities	$1,415,606	$1,393,409	$991,470	$988,222

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	June 30, 2004	December 31, 2003
Commercial, financial, and agricultural	$702,893	$621,438
Real estate - construction	616,341	549,672
Real estate secured - residential	1,598,373	1,306,371
Real estate secured - commercial	1,207,101	1,016,360
Consumer	347,939	337,989
Leases	513,860	431,442

Total loans and leases	$4,986,507	$4,263,272

The net investment in direct financing leases was as follows:
Minimum lease payments receivable	$307,211	$236,423
Estimated residual value of leases	257,676	235,828
Unearned income under lease contracts	(51,027)	(40,809)

Total leases	$513,860	$431,442

An analysis of impaired loans, as of June 30, 2004 and December 31, 2003, is as follows:
Impaired loans without a related reserve	$1,674	$2,232
Impaired loans with a reserve	5,812	7,423

Total impaired loans	$7,486	$9,655

Reserve for impaired loans	$1,514	$1,657

An analysis of impaired loans, for the three and six month periods ended June 30, 2004 and 2003, is as follows:
	Three Months ended June 30,
	2004	2003
Average balance of impaired loans	$8,940	$7,506
Interest income on impaired loans (cash-basis)	24	27

	Six Months ended June 30,
	2004	2003
Average balance of impaired loans	$8,734	$6,939
Interest income on impaired loans (cash-basis)	55	44

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 5. Borrowings

	June 30, 2004	December 31, 2003
Short-term borrowings were as follows:
Securities sold under repurchase agreements	$345,077	$295,512
Federal funds purchased	62,500	55,250
Treasury tax and loan notes	1,999	4,791

Total short-term borrowings	$409,576	$355,553

Long-term debt was as follows:
Subsidiaries:
Term notes due July, 2004	$5,000	$5,000
Parent:
Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000
Subordinated notes due May, 2014	75,000	0
Junior subordinated notes callable 2007	23,515	0

Total long-term debt	$228,515	$130,000

On May 3, 2004, Susquehanna completed the private placement of $75,000 aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. Susquehanna used the net proceeds from the offering to fund the cash portion of the Patriot acquisition and the remaining balance to increase its liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board and were offered and sold by Susquehanna to several initial purchasers, who then resold the notes only to "qualified institutional buyers" in accordance with Rule 144A of the Securities Act of 1933, as amended, and Regulation S.

The notes bear interest at a fixed rate of 4.75% per annum through and including May 1, 2009 and convert to a floating rate thereafter until maturity, based on the US dollar three-month LIBOR plus 1.82%. Beginning May 1, 2009, Susquehanna, upon consultation with the Federal Reserve Board, has the right to redeem the notes at a redemption price of 100% of the principal amount of the notes plus any accrued interest.

In addition, as part of the Patriot acquisition, Susquehanna assumed $20,500 in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23,554.

NOTE 6. Earnings per Share (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003.

	For the three months ended June 30
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$16,498	41,401	$0.40	$16,314	39,689	$0.41

Effect of Diluted Securities:
Stock options outstanding		274			263

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$16,498	41,675	$0.40	$16,314	39,952	$0.41

For the three months ended June 30, 2004 and 2003, average options to purchase 362 and 461 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares; and the options, were, therefore, antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

	For the six months ended June 30
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$32,424	40,633	$0.80	$32,385	39,673	$0.82

Effect of Diluted Securities:
Stock options outstanding		305			254

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$32,424	40,938	$0.79	$32,385	39,927	$0.81

For the six months ended June 30, 2004 and 2003, average options to purchase 142 and 748 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

NOTE 7. Stock-Based Compensation

Susquehanna's stock-based compensation plan is accounted for using the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of Susquehanna's stock options is equal to the fair market value of its common stock on the date of grant.

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transitions and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options' vesting periods. On January 21, 2004, options to purchase 136 shares of common stock were granted to employees and directors, with an exercise price of $25.14 per share on the date of grant; and, on June 10, 2004, options to purchase 7 shares of common stock were granted to directors, with an exercise price of $25.47. In addition, on June 30, 2004, 20 shares of common stock were purchased under Susquehanna's Employee Stock Purchase Plan at a price of $22.51 per share.

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Net income, as reported	$16,498	$16,314	$32,424	$32,385

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	266	170	480	364

Pro forma net income	$16,232	$16,144	$31,944	$32,021

Earnings per share:
Basic - as reported	$0.40	$0.41	$0.80	$0.82
Basic - pro forma	$0.39	$0.41	$0.79	$0.81

Diluted - as reported	$0.40	$0.41	$0.79	$0.81
Diluted - pro forma	$0.39	$0.40	$0.78	$0.80

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$670	$560	$54	$48
Interest cost	956	837	70	64
Expected return on plan assets	(1,103)	(978)	0	0
Amortization of prior service cost	(12)	(59)	12	12
Amortization of transition obligation (asset)	0	(17)	28	28
Amortization of net actuarial (gain) or loss	113	135	(8)	(12)

Net periodic benefit cost	$624	$478	$156	$140

	Six months ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1,340	$1,120	$108	$96
Interest cost	1,912	1,674	140	128
Expected return on plan assets	(2,206)	(1,956)	0	0
Amortization of prior service cost	(24)	(118)	24	24
Amortization of transition obligation (asset)	0	(34)	56	56
Amortization of net actuarial (gain) or loss	226	270	(16)	(24)

Net periodic benefit cost	$1,248	$956	$312	$280

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $0 to its pension plans and $277 to its other postretirement benefit plan in 2004. As of June 30, 2004, $0 of contributions have been made to its pension plans, and $122 of contributions have been made to its other postretirement benefit plan. Susquehanna does not anticipate any changes to its 2004 projections.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2004, is as follows:

Balance as of January 1, 2004	$59,123
Goodwill acquired through the Patriot acquisition, deemed to be non-tax deductible	180,759

Balance as of June 30, 2004	$239,882

In addition, $7,975 was assigned to core deposit intangibles and will be amortized over 10 years. The estimated amortization expense for 2004 is $465. The estimated amortization expense for the next five years is as follows:

For the year ended 12/31/05	$798
For the year ended 12/31/06	$798
For the year ended 12/31/07	$798
For the year ended 12/31/08	$798
For the year ended 12/31/09	$798

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands)

Note 10. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees approximating 1.0% of the outstanding balance and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna recognizes no servicing asset, as servicing income approximates servicing costs. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its auto portfolio, and not primarily to maximize its ongoing servicing fee revenue. Susquehanna monitors its servicing costs to ensure that future costs do not exceed servicing income. If servicing costs were to exceed servicing income, Susquehanna would record the present value of that liability as an expense.

The investors and the securitization trusts have no recourse to Susquehanna's other assets, except retained interests, for failure of debtors to pay when due. Susquehanna's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

As a result of a June 2004 clean-up call, the reimbursement obligations under the 2001 transaction to a lender under a letter of credit facility have terminated. At June 30, 2004, we are no longer obligated to make payments in an amount up to $20,500 under this letter of credit.

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna, including securitization transactions.

	As of June 30				For the Six Months Ended June 30
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2004	2003	2004	2003	2004	2003
Total leases and loans serviced	$1,617,808	$1,439,324	$6,381	$2,982	$97	$264
Less:
Leases securitized	418,435	341,714	250	210	30	88
Leases serviced for others (1)	798,137	861,791	5,759	2,508	43	106

Leases and loans held in portfolio	$401,236	$235,819	$372	$264	$24	$70

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Proceeds from lease securitizations	$61,333	$42,184	$179,971	$115,584
Amounts derecognized	66,668	45,118	194,852	123,619
Servicing fees received	1,425	319	2,648	1,359
Other cash flows received on retained interests	1,235	2,182	1,588	4,038

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of June 30, 2004 Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Revolving transaction - Interest-Only Strip	$4,905	34	0.50%	0.10%	3.59%
Decline in fair value of 10% adverse change			0	0	53
Decline in fair value of 20% adverse change			0	0	106
2003 transaction - Interest-Only Strip	6,575	19	0.25%	0.10%	2.35%
Decline in fair value of 10% adverse change			0	0	23
Decline in fair value of 20% adverse change			0	0	43

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Susquehanna Bancshares, Inc. and its subsidiaries are collectively referred to as “Susquehanna,” “we,” “us,” and “our.”

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and leases losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event; and the impact on Susquehanna of its ability to maintain contingent vehicle liability insurance coverage in vicarious liability states. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Farmers First Bank and subsidiaries (“Farmers”), Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Patriot Bank and subsidiaries (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries (“SB”), Susque-Bancshares Life Insurance Co. (“SBLIC”), Valley Forge Asset Management Corporation (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Acquisition of Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Results of Operations

Summary of 2004 Compared to 2003

Net income for the second quarter of 2004 was $16.5 million, a 1.1% increase from net income of $16.3 million in the second quarter of 2003. For the first six months of 2004, net income was $32.4 million, the same as net income for the first six months of 2003.

During the second quarter of 2004, our net interest income increased by 5.0%. Noninterest income continued to improve and increased by 9.8% from the second quarter of 2003. Noninterest income represented 35.7% of total revenues for the second quarter of 2004 and 34.6% for the second quarter of 2003. However, noninterest expenses increased 10.6% from the comparable period in 2003 and more than offset the increases in net interest income and noninterest income.

During the first six months of 2004, our net interest income increased by 1.8%, and noninterest income increased by 8.0% from the comparable period in 2003. Noninterest income represented 36.2% of total revenues for the first six months of 2004 and 34.8% for the first six months of 2003. However, these increases in net interest income and noninterest income were offset by an 8.0% increase in noninterest expenses from the comparable period in 2003.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Diluted Earnings per Share	$0.40	$0.41	$0.79	$0.81
Return on Average Assets	1.04%	1.15%	1.06%	1.17%
Return on Average Equity	11.28%	12.14%	11.45%	12.16%

The following discussion details the factors that contributed to these results.

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $49.4 million in the second quarter of 2004, from $47.0 million for the same period in 2003. For the six months ended June 30, 2004, net interest income was $96.0 million compared with $94.3 million for the same period in 2003.

Net interest income as a percentage of net interest income plus other income was 63.3% for the quarter ended June 30, 2004 and 65.4% for the quarter ended June 30, 2003. Net interest income as a percentage of net interest income plus other income was 63.8% for the six months ended June 30, 2004 and 65.2% for the six months ended June 30, 2003.

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

Net interest income for the second quarter of 2004 increased $2.3 million over the second quarter of 2003. Average earning assets in the second quarter of 2004 increased $533.0 million over the same period in 2003, with average loans and leases increasing $588.1 million, average investment securities decreasing $63.0 million, and lower yielding, short-term investments increasing $7.9 million. Average interest-bearing liabilities increased $500.7 million, with average interest-bearing deposits increasing $510.1 million, and average other debt decreasing $9.4 million. In addition, average non-interest bearing demand deposits increased $122.0 million in the second quarter of 2004 over the second quarter of 2003.

The increase in net interest income was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. However, yields on average earning assets continued to decline more than the average cost of funds, narrowing our spread. The yield on average earning assets declined 38 basis points, while the average cost of funds declined only 28 basis points. As a result, since we are an asset-sensitive institution where assets reprice more quickly than liabilities, the net interest margin experienced further compression and decreased to 3.52% in the second quarter of 2004, from 3.69% in the second quarter of 2003.

Net interest income for the six months ended June 30, 2004 increased $1.7 million compared to the same period in 2003. Average earning assets for the first six months of 2004 increased $418.1 million over the same period in 2003, with average loans and leases increasing $520.4 million, average investment securities decreasing $121.5 million, and lower yielding, short-term investments increasing $19.2 million. Average interest-bearing liabilities increased $378.6 million, with average interest-bearing deposits increasing $394.9 million, and average other debt decreasing $16.4 million. Average noninterest bearing demand deposits increased $116.9 million for the first six months of 2004 compared with the first six months of 2003.

The increase in net interest income for the six months ended June 30, 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. However, yields on average earning assets continued to decline more than the average cost of funds. The yield on average earning assets declined 57 basis points, while the average cost of funds declined only 39 basis points. As a result, since we are an asset-sensitive institution, the net interest margin experienced further compression and decreased to 3.55% for the first six months of 2004, from 3.78% for the first six months of 2003.

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

As illustrated in Table 2, the provision was $2.1 million in the second quarter of 2004, a decrease of $0.1 million from the same period in 2003. This decrease in the provision was due to our improved asset quality ratios and declining net charge-offs. Net charge-offs were $1.4 million for the three-month period ended June 30, 2004 versus $2.1 million in the corresponding three-month period ended 2003.

For the six months ended June 30, 2004, the provision was $3.8 million, a decrease of $1.1 million over the $4.9 million provision for the first six months of 2003. Net charge-offs decreased from $4.2 million in 2003 to $2.8 million in 2004.

The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.06% at June 30, 2004 and 1.03% at June 30, 2003.

Determining the level of the allowance for probable loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using information and assumptions that are often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and leases losses is adequate to meet probable loan and lease losses at June 30, 2004. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2004.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended June 30, 2004			For the Three Month Period Ended June 30, 2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$80,085	$186	0.93	$72,147	$198	1.10
Investment securities:
Taxable	1,157,973	10,307	3.58	1,213,515	10,833	3.58
Tax - advantaged	24,348	462	7.62	31,817	572	7.21

Total investment securities	1,182,321	10,769	3.66	1,245,332	11,405	3.67

Loans and leases, (net):
Taxable	4,365,376	62,659	5.77	3,794,545	60,311	6.38
Tax - advantaged	72,096	1,143	6.38	54,839	971	7.10

Total loans and leases	4,437,472	63,802	5.78	3,849,384	61,282	6.39

Total interest - earning assets	5,699,878	$74,757	5.28	5,166,863	$72,885	5.66

Allowance for loan and lease losses	(45,668)			(40,533)
Other non - earning assets	716,616			553,462

Total assets	$6,370,826			$5,679,792

Liabilities
Deposits:
Interest - bearing demand	$1,578,856	$3,704	0.94	$1,168,672	$2,466	0.85
Savings	537,615	446	0.33	497,769	599	0.48
Time	1,668,884	11,608	2.80	1,608,768	13,133	3.27
Short - term borrowings	324,325	829	1.03	336,421	930	1.11
FHLB borrowings	555,494	5,188	3.76	591,902	5,598	3.79
Long - term debt	184,061	3,064	6.70	145,000	2,600	7.19

Total interest - bearing liabilities	4,849,235	$24,839	2.06	4,348,532	$25,326	2.34

Demand deposits	752,436			630,442
Other liabilities	181,083			161,866

Total liabilities	5,782,754			5,140,840
Equity	588,072			538,952

Total liabilities and shareholders’ equity	$6,370,826			$5,679,792

Net interest income / yield on average earning assets		$49,918	3.52		$47,559	3.69

Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Six Month Period Ended June 30, 2004			For the Six Month Period Ended June 30, 2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$85,348	$383	0.90	$66,162	$362	1.10
Investment securities:
Taxable	1,050,894	18,302	3.50	1,158,743	22,502	3.92
Tax - advantaged	22,490	862	7.70	36,148	1,284	7.16

Total investment securities	1,073,384	19,164	3.59	1,194,891	23,786	4.01

Loans and leases, (net):
Taxable	4,277,420	123,101	5.79	3,772,063	121,448	6.49
Tax - advantaged	69,913	2,208	6.35	54,881	2,134	7.84

Total loans and leases	4,347,333	125,309	5.80	3,826,944	123,582	6.51

Total interest - earning assets	5,506,065	$144,855	5.29	5,087,997	$147,730	5.86

Allowance for loan and lease losses	(44,504)			(40,286)
Other non - earning assets	683,238			552,713

Total assets	$6,144,799			$5,600,424

Liabilities
Deposits:
Interest - bearing demand	$1,471,887	$6,360	0.87	$1,162,802	$5,143	0.89
Savings	525,426	832	0.32	489,107	1,208	0.50
Time	1,660,225	23,422	2.84	1,610,680	27,098	3.39
Short - term borrowings	305,798	1,418	0.93	294,680	1,768	1.21
FHLB borrowings	551,142	10,309	3.76	570,396	11,636	4.11
Long - term debt	157,031	5,404	6.92	151,381	5,382	7.17

Total interest - bearing liabilities	4,671,509	$47,745	2.06	4,279,046	$52,235	2.46

Demand deposits	727,349			610,477
Other liabilities	176,642			160,040

Total liabilities	5,575,500			5,049,563
Equity	569,299			536,994

Total liabilities and shareholders’ equity	$6,144,799			$5,586,557

Net interest income / yield on average earning assets		$97,110	3.55		$95,495	3.78

Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Noninterest Income

Noninterest income as a percentage of net interest income plus noninterest income was 35.7% for the quarter ended June 30, 2004, compared with 34.6% for the same period in 2003. Noninterest income as a percentage of net interest income plus noninterest income was 36.2% for the six months ended June 30, 2004, compared with 34.8% for the same period in 2003.

For the second quarter of 2004, noninterest income increased $2.4 million, or 9.8%, from $24.9 million in the second quarter of 2003, to $27.4 million. This net increase is primarily the result of increased asset management fees of $0.9 million; increased income from bank-owned life insurance of $0.8 million; increased service charges on deposit accounts of $0.6 million; increased commissions on brokerage, life insurance, and annuity sales of $0.6 million; increased net gains on the sale of loans and leases of $0.6 million; and decreased vehicle origination, servicing, and securitization fees of $2.1 million at Hann.

For the six months ended June 30, 2004, noninterest income increased $4.0 million, or 8.0%, from $50.4 million for the six months ended June 30, 2003 to $54.4 million. This net increase is primarily the result of increased asset management fees of $1.9 million; increased net gains on the sale of loans and leases of $1.7 million; increased commissions on brokerage, life insurance, and annuity sales of $1.3 million; increased income from bank-owned life insurance of $1.2 million; increased service charges on deposit accounts of $1.0 million; and decreased vehicle origination, servicing, and securitization fees of $3.9 million.

Asset Management Fees and Commissions on Brokerage, Life Insurance and Annuity Sales

As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management part of our business. As a result, asset management fees increased to $3.4 million for the second quarter of 2004, from $2.5 million for the same period in 2003, and commissions on brokerage, life insurance, and annuity sales increased from $0.5 million for the second quarter of 2003 to $1.1 million for the second quarter of 2004. For the six months ended June 30, 2004, asset management fees increased to $6.7 million from $4.9 million for the six months ended June 30, 2003, and commissions on brokerage, life insurance, and annuity sales increased from $0.8 million to $2.1 million. The increase in asset management fees is the result of a 41.7% increase in assets under management at VFAM, from $2.2 billion at June 30, 2003, to $3.1 billion at June 30, 2004.

Income from Bank-owned Life Insurance

The increase in income from bank-owned life insurance for the quarter and six months ended June 30, 2004 primarily can be attributed to the purchase of $50.0 million of life insurance during the third quarter of 2003 and $4.9 million during the first quarter of 2004. In addition, we acquired $19.0 million of bank-owned life insurance through the Patriot acquisition.

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts is directly related to the increase in demand deposit accounts from $691.2 million at June 30, 2003, to $832.2 million at June 30, 2004.

Net Gains on Sales of Loans and Leases

During the second quarter of 2004, Hann sold approximately $66.7 million in automobile leases and realized a net, pre-tax gain of $2.0 million. During the comparable period of 2003, Hann sold approximately $42.2 million in automobile leases and realized a net, pre-tax gain of $1.0 million. Offsetting the increase in gains on sales of leases was a decrease in gains realized through the sale of mortgage loans, from $1.4 million for the second quarter of 2003 to $0.9 million for the second quarter of 2004. This decrease is attributable to higher mortgage interest rates and the resultant slowdown in the refinance market.

For the six months ended June 30, 2004, Hann sold approximately $194.9 million in automobile leases and realized a net, pre-tax gain of $5.2 million. During the comparable period of 2003, Hann sold approximately $123.6 million in automobile leases and realized a net, pre-tax gain of $2.5 million. Offsetting the increase in gains on sales of leases was a decrease in gains realized through the sale of mortgage loans, from $2.4 million for the six month period ended June 30, 2003, to $1.5 million in 2004.

Vehicle Origination, Servicing, and Securitization Fees

The quarterly and year-to-date decreases in vehicle origination, servicing, and securitization fees were primarily due to a reduction in securitization fees as a result of the roll-off of earlier securitizations.

Noninterest Expenses

Total noninterest expenses increased $4.9 million, or 10.6%, from $46.5 million in the second quarter of 2003 to $51.4 million in the second quarter of 2004. For the six months ended June 30, 2004, total noninterest expenses increased $7.4 million, or 8.0%, to $100.7 million from $93.2 million during the same period in 2003.

The quarter-to-quarter increase was primarily due to increases in salaries and benefits expense of 14.9%, or $3.3 million, as a result of the Patriot acquisition, normal annual salary increases, filling open positions, and higher benefit costs. Vehicle delivery and preparation expense increased by 22.7%, or $0.6 million, due to higher costs associated with the retail dispositions, which should benefit future periods with lower residual value insurance expense.

The $7.4 million increase in noninterest expenses between the six-month periods ended June 30, 2003 and June 30, 2004 is attributable to the same factors described above. Salaries and benefits expense increased $5.1 million, or 11.4%, and vehicle delivery and preparation expenses increased $1.1 million, or 19.9%. Also contributing to the overall increase in noninterest expenses were increases in occupancy expense of $0.5 million, increases in advertising and marketing expenses of $0.4 million, and increases in consulting expenses of $0.4 million.

Income Taxes

Susquehanna’s effective tax rate for the second quarter of 2004 was 29.0%, compared with 30.0% for the second quarter of 2003. For the six months ended June 30, 2004, our effective tax rate was 29.5%, compared with 30.5% for the six months ended June 30, 2003. The reduction in the effective tax rate was primarily due to the Patriot acquisition.

Financial Condition

Summary of 2004 compared to 2003

Total assets at June 30, 2004 were $7.3 billion, compared with $6.0 billion at December 31, 2003. Equity capital was $720.0 million at June 30, 2004, or $15.51 per share, compared with $547.4 million, or $13.73 per share, at December 31, 2003. The following discussion details the factors that contributed to these changes.

Acquisition of Patriot Bank Corp on June 10, 2004

The following is a summary of the fair value of assets acquired and liabilities assumed through the purchase of Patriot (in thousands):

Assets
Cash and cash equivalents	$13,804
Securities	303,584
Loans and leases, net of allowance of 9,149	642,322
Premises and other equipment	11,728
Goodwill and other intangibles	188,735
Other assets	34,716

Total assets acquired	$1,194,889

Liabilities
Deposits	$648,797
Borrowings	337,125

Total liabilities assumed	985,922

Net assets acquired	$208,967

Investment Securities Available for Sale

Investment securities available for sale increased $404.8 million from December 31, 2003 to June 30, 2004. Of this increase, Patriot accounted for $303.6 million, resulting in a net increase of $101.2 million. While we have experienced growth in both our loan and lease portfolio and in total deposits, the deposit growth has been greater. We have, therefore, used the excess funds to purchase investment securities.

Loans and Leases

Loans and leases increased $723.2 million from December 31, 2003 to June 30, 2004. Of this increase, Patriot accounted for $651.5 million, resulting in internal core growth of $71.7 million.

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases from $20.1 million at June 30, 2003 to $19.0 million at June 30, 2004. Loans and leases past due 90 days or more and still accruing interest increased from $7.0 million at June 30, 2003 to $8.6 million at June 30, 2004. The percentage of non-performing assets to period-end loans and leases plus other real estate owned, however, decreased from 0.72% at June 30, 2003 to 0.40% at June 30, 2004. The percentage of loan and lease loss reserves to non-performing loans and leases was 278.3% at June 30, 2004 compared with 153.12% at June 30, 2003.

At December 31, 2003, Susquehanna had a restructured loan totaling $5.8 million with a long-time borrower. However, in accordance with FAS No. 114, information about a restructured loan involving a modification of terms need not be included in disclosures in years after the restructuring if the restructuring agreement has market terms, including a market rate of interest, and the restructured loan is current and is expected to perform in accordance with the modified terms. The removal of this restructured loan from nonperforming assets in January 2004 was the primary reason for the ratio changes noted in the above paragraph.

Goodwill and Other Identifiable Intangible Assets

As a result of the Patriot acquisition, we recognized goodwill of $180.8 million and a core deposit intangible of $8.0 million. The core deposit intangible will be amortized over ten years.

Deposits

Total deposits increased $964.5 million from December 31, 2003 to June 30, 2004. Of this increase, Patriot accounted for $648.8 million, resulting in a net increase of $315.7 million. The net increase is a direct result of the continuing success of our bank subsidiaries in carrying out our retail and corporate sales initiatives.

Borrowings

Total borrowings increased $224.2 million from December 31, 2003 to June 30, 2004. Of this increase, Patriot accounted for $341.6 million, resulting in a net decrease of $117.4 million. As deposit growth has been greater than loan growth, we used some of the available funds to reduce our Federal Home Loan Bank borrowings.

On May 3, 2004, we completed the private placement of $75 million aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. We used the net proceeds from the offering to fund the cash portion of the Patriot acquisition and the remaining balance to increase our liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board.

The notes bear interest at a fixed rate of 4.75% per annum through and including May 1, 2009 and convert to a floating rate thereafter until maturity, based on the US dollar three-month LIBOR plus 1.82%. Beginning May 1, 2009, we, upon consultation with the Federal Reserve Board, have the right to redeem the notes at a redemption price of 100% of the principal amount of the notes plus any accrued interest. We issued and sold the notes to Keefe, Bruyette & Woods, Inc., Sandler O’Neill & Partners, L.P., Legg Mason Wood Walker, Incorporated and Ferris, Baker Watts, Incorporated, the initial purchasers, in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, because the sale did not involve a public offering. The initial purchasers resold the notes to persons they reasonably believed to be “qualified institutional buyers” as defined in Rule 144A of the Securities Act of 1933 or pursuant to Regulation S. Under the registration rights agreement relating to the notes, we are required to file a shelf registration statement with the Securities and Exchange Commission to register the resale of the notes.

In addition, as part of the Patriot acquisition, we assumed $20.5 million in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23.6 million.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance - Beginning of period	$42,946	$40,281	$42,672	$39,671
Additions through acquisition	9,149	0	9,149	0
Additions charged to operating expenses	2,106	2,175	3,806	4,880

	54,201	42,456	55,627	44,551

Charge-offs	(2,175)	(3,083)	(4,341)	(5,734)
Recoveries	785	956	1,525	1,512

Net charge-offs	(1,390)	(2,127)	(2,816)	(4,222)

Balance - Period end	$52,811	$40,329	$52,811	$40,329

Net charge-offs as a percent of average loans and leases (annualized)	0.13%	0.22%	0.13%	0.22%
Allowance as a percent of period-end loans and leases	1.06%	1.03%	1.06%	1.03%
Average loans and leases	$4,437,472	$3,849,384	$4,347,333	$3,826,944
Period-end loans and leases	4,986,507	3,898,938	4,986,507	3,898,938

TABLE 3 - Risk Assets

	June 30, 2004	December 31, 2003	June 30, 2003
Nonperforming assets:
Nonaccrual loans and leases	$18,974	$19,037	$20,078
Restructured accrual loans	0	5,823	6,260
Other real estate owned	1,192	2,893	1,925

Total nonperforming assets	$20,166	$27,753	$28,263

As a percent of period-end loans and leases plus other real estate owned	0.40%	0.65%	0.72%
Coverage ratio	278.33%	172.00%	153.12%
Loans and leases contractually past due 90 days and still accruing	$8,550	$6,538	$7,036

Capital Resources

Capital elements for Susquehanna are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus the junior subordinated debentures, reduced by most intangible assets. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2004 was 8.08%. The minimum total capital (Tier 1 and 2) ratio is 8%; our ratio at June 30, 2004 was 11.32%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2004 was 8.23%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2004, our bank subsidiaries had approximately $488.4 million available to them under collateralized lines of credit with various Federal Home Loan Banks; and approximately $227.9 million more was available provided that additional collateral would have been pledged.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. The carrying value of debt securities maturing within one year totaled $5.2 million at June 30, 2004. These maturing investments represented 0.4% of total investment securities available for sale. Unrestricted short-term investments amounted to $36.3 million and represented additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 100 basis point shock and an up 300 basis point shock. Any down rate shock scenario greater than 100 basis points is considered remote, as the current federal funds target rate is only 1.25%.

At June 30, 2004, we continue to be an asset-sensitive institution and should benefit from a rise in interest rates in the future, if that should occur. If rates should fall further, we likely will experience additional compression in our net interest margin.

Vehicle Leasing Residual Value Risk

Our exposure to vehicle residual value risk results primarily from Hann, our vehicle-leasing subsidiary. In an effort to manage this risk, in the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used vehicle remarketer with three retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to negotiation of the payments for the additional year. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of June 30, 2004 and December 31, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

	As of June 30, 2004	As of December 31, 2003
Securitization Transactions	$418.4 million	$313.5 million
Agency Arrangements and Lease Sales	$677.2 million	$730.6 million
Sale-Leaseback Transaction	$121.0 million	$125.6 million

In comparison, as of June 30, 2004 and December 31, 2003, our on-balance sheet, managed portfolio totaled $401.2 million and $397.7 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to utilize more efficiently its required regulatory capital.

Securitization Transactions

As of June 30, 2004, the aggregate fair value of all recorded PV Receivables in connection with Hann securitizations was $11.5 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1—Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003 and “Note 10—Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of Prior Years’ Securitization Transactions

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related leased vehicles to a wholly owned qualifying special purpose entity (the “QSPE” or the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset backed notes. The initial recorded PV Receivable for the 2003 transaction was $12.0 million, and the fair value of this PV Receivable at June 30, 2004 was $6.6 million.

During the third quarter of 2002, Hann entered into a revolving securitization transaction. In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. During the second quarter of 2004, Hann transferred to the QSPE the beneficial interest in $66.7 million in automobile leases and related vehicles. For the six months ended June 30, 2004, Hann transferred to the QSPE the beneficial interest in $194.9 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

In June 2004, Hann issued a cleanup call to purchase the remaining balance of the 2001 transaction. A cleanup call is issued when the amount of outstanding assets falls to a specified level at which the cost of servicing those assets becomes burdensome. As a result, Hann acquired $4.5 million in auto leases.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At June 30, 2004, the total residual value of the vehicles in the portfolio for this transaction was $57.1 million, and our maximum obligation under the Residual Interest Agreement at June 30, 2004, was $6.9 million.

Sale-leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $121.0 million at June 30, 2004. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At June 30, 2004, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $48.4 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of June 30, 2004.

Securitization Transactions

As a result of the June 2004 clean-up call, the reimbursement obligations under the 2001 transaction to a lender under a letter of credit facility have terminated. At June 30, 2004, we are no longer obligated to make payments in an amount up to $20.5 million under this letter of credit upon a contractual breach by Auto Lenders.

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

Agency Agreement and Lease Sales

With regard to the agency arrangement, our maximum obligation under the Residual Interest Agreement at June 30, 2004 was $6.9 million.

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

(a)	Evaluation of Disclosure Controls and Procedures

Susquehanna’s management, with the participation of Susquehanna’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Susquehanna’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Susquehanna believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A special meeting of Susquehanna’s shareholders was held on April 21, 2004. The shareholders were asked to vote upon a proposal to approve and adopt the amended and restated agreement and plan of merger entered into by Susquehanna and Patriot Bank Corp, dated as of March 15, 2004. The following details the voting results:

Voted for:	30,494,336
Voted against:	446,517
Voted to abstain:	127,213
Not voted :	8,800,042
Total outstanding:	39,868,108

Susquehanna’s Annual Meeting of Shareholders was held on June 10, 2004. Susquehanna’s shareholders were asked to vote on a proposal to elect six directors to the Class of 2007 and one director to the Class of 2005. The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2007 and Class of 2005 by the holders of Susquehanna common stock:

Nominee	Number of Votes
Class of 2007

Wayne E. Alter, Jr.
For	34,122,612
Withhold/Abstain	532,755
Not Present	5,212,741

James G. Apple
For	30,022,403
Withhold/Abstain	4,632,964
Not Present	5,212,741

John M. Denlinger
For	34,045,496
Withhold/Abstain	609,871
Not Present	5,212,741

Chloe R. Eichelberger
For	29,951,764
Withhold/Abstain	4,703,603
Not Present	5,212,741

T. Max Hall
For	28,664,629
Withhold/Abstain	5,990,738
Not Present	5,212,741

William B. Zimmerman
For	34,357,816
Withhold/Abstain	297,551
Not Present	5,212,741

Class of 2005

E. Susan Piersol
For	34,312,843
Withhold/Abstain	342,524
Not Present	5,212,741

Other directors whose term of office as a director continued after the meeting are as follows: Henry H. Gibbel, Bruce A. Hepburn, Owen O. Freeman, Jr., Guy W. Miller, Jr., William J. Reuter, M. Zev Rose, Roger V. Wiest, James A. Bentley, Jr., and Russell J. Kunkel.

No other matters were submitted for shareholder action.

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

4.1	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014.

4.2	Global Note relating to the 4.75% subordinated notes due 2014, dated May 3, 2004.

4.3	Registration Rights Agreement dated as of May 3, 2004, by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P.

10.1	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan. Incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.2	The Patriot Bank Corp 2002 Stock Option Plan. Incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.3	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

Susquehanna agrees to supplementally furnish to the Commission, upon request, copies of instruments defining the rights of holders of certain junior subordinated notes assumed in connection with its acquisition of Patriot Bank Corp., which have been omitted in accordance with Item 601(4)(iii) of Regulation S-K.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(b)	Reports on Form 8-K.

(i)	On April 27, 2004, the registrant furnished a report on Form 8-K regarding its issuance of a press release announcing financial results for its first quarter.

(ii)	On April 28, 2004, the registrant furnished a report on Form 8-K regarding certain information to be disclosed.

(iii)	On April 29, 2004, the registrant filed a report on Form 8-K regarding its issuance of a press release announcing the pricing of a private placement of $75 million aggregate principal amount of Subordinated Notes.

(iv)	On May 4, 2004, the registrant filed a report on Form 8-K regarding its issuance of a press release announcing the completion of a private placement of $75 million aggregate principal amount of Subordinated Notes.

(v)	On June 10, 2004, the registrant filed a report on Form 8-K regarding its issuance of a press release announcing the completion of its acquisition of Patriot Bank Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 9, 2004	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

August 9, 2004	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

4.1	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014.

4.2	Global Note relating to the 4.75% subordinated notes due 2014, dated May 3, 2004.

4.3	Registration Rights Agreement dated as of May 3, 2004, by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P.

10.1	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan. Incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333 - 116346).*

10.2	The Patriot Bank Corp 2002 Stock Option Plan. Incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.3	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

Susquehanna agrees to supplementally furnish to the Commission, upon request, copies of instruments defining the rights of holders of certain junior subordinated notes assumed in connection with its acquisition of Patriot Bank Corp., which have been omitted in accordance with Item 601(4)(iii) of Regulation S-K.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.