Form 10-Q
period 2004-09-30
SUSQUEHANNA BANCSHARES INC
filed 2004-11-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

46,508,702 shares of common stock, par value $2.00 per share, as of October 28, 2004.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Susquehanna Bancshares, Inc. and Subsidiaries

        CONSOLIDATED BALANCE SHEETS

	September 30 2004	December 31 2003	September 30 2003
	(in thousands, except share data)
Assets
Cash and due from banks	$182,857	$176,240	$164,444
Short-term investments:
Restricted	26,637	44,817	57,798
Unrestricted	26,952	34,145	38,641

Total short-term investments	53,589	78,962	96,439

Securities available for sale	1,289,222	983,882	1,018,747
Securities held to maturity (fair values approximate $4,602, $4,340 and $3,784)	4,602	4,340	3,784
Loans and leases, net of unearned income	5,166,137	4,263,272	4,147,957
Less: Allowance for loan and lease losses	52,468	42,672	41,513

Net loans and leases	5,113,669	4,220,600	4,106,444

Premises and equipment, net	80,399	62,961	59,959
Foreclosed assets	1,210	2,893	2,081
Accrued income receivable	21,711	17,494	17,192
Bank-owned life insurance	247,336	200,555	179,625
Goodwill	239,432	59,123	59,123
Intangible assets with finite lives	12,640	4,372	4,529
Investment in unconsolidated subsidiaries	62,541	42,717	41,168
Other assets	140,648	98,968	99,877

	$7,449,856	$5,953,107	$5,853,412

Liabilities and Shareholders’ Equity
Deposits:
Demand	$817,744	$724,474	$688,897
Interest-bearing demand	1,811,651	1,295,593	1,185,433
Savings	574,339	508,889	503,349
Time	1,375,371	1,251,058	1,250,593
Time of $100 or more	506,465	354,453	344,446

Total deposits	5,085,570	4,134,467	3,972,718
Short-term borrowings	460,820	355,553	427,032
FHLB borrowings	750,049	613,850	603,105
Long-term debt	200,000	130,000	130,000
Junior subordinated debentures	23,397	0	0
Accrued interest, taxes, and expenses payable	58,185	35,791	37,987
Deferred taxes	94,431	104,281	93,865
Other liabilities	30,991	31,783	47,496

Total liabilities	6,703,443	5,405,725	5,312,203

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,504,941 at Septembr 30, 2004; 39,861,317 at December 31, 2003; and 39,828,643 at September 30, 2003	93,010	79,723	79,657
Additional paid-in capital	225,021	66,264	65,714
Retained earnings	426,607	403,450	398,198
Accumulated other comprehensive income (loss), net of taxes of $956, ($1,107), and ($1,271)	1,775	(2,055)	(2,360)

Total shareholders’ equity	746,413	547,382	541,209

	$7,449,856	$5,953,107	$5,853,412

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)	2004	2003	2004	2003
Interest Income:
Loans and leases, including fees	$74,255	$61,165	$198,790	$184,000
Securities:
Taxable	11,761	6,526	29,174	28,380
Tax-exempt	508	322	1,067	1,156
Dividends	765	249	1,655	898
Short-term investments	159	180	543	542

Total interest income	87,448	68,442	231,229	214,976

Interest Expense:
Deposits:
Interest-bearing demand	5,092	2,115	11,452	7,258
Savings	655	399	1,487	1,608
Time	12,554	12,340	35,977	39,439
Short-term borrowings	1,228	950	2,646	2,718
FHLB borrowings	5,946	5,419	16,254	17,054
Long-term debt	3,561	2,398	8,965	7,780

Total interest expense	29,036	23,621	76,781	75,857

Net interest income	58,412	44,821	154,448	139,119
Provision for loan and lease losses	2,783	2,665	6,590	7,545

Net interest income, after provision for loan and lease losses	55,629	42,156	147,858	131,574

Noninterest Income:
Service charges on deposit accounts	5,955	5,283	16,270	14,573
Vehicle origination, servicing, and securitization fees	4,894	6,550	15,575	21,120
Asset management fees	3,784	2,570	10,478	7,369
Income from fiduciary-related activities	1,434	1,442	4,260	4,390
Commissions on brokerage, life insurance, and annuity sales	943	735	2,999	1,511
Commissions on property and casualty insurance sales	2,101	1,860	6,690	6,092
Income from bank-owned life insurance	2,430	1,864	6,694	4,939
Net gain on sale of loans and leases	977	3,888	7,625	8,828
Net gain on securities	3,770	1,926	4,338	2,110
Other	3,834	2,562	9,621	8,163

Total noninterest income	30,122	28,680	84,550	79,095

Noninterest Expenses:
Salaries and employee benefits	28,331	23,699	78,127	68,401
Occupancy	4,160	3,357	11,544	10,256
Furniture and equipment	2,388	1,985	6,675	6,454
Amortization of intangible assets	413	157	792	470
Vehicle residual value	1,663	1,758	4,053	4,833
Vehicle delivery and preparation	4,596	3,531	11,291	9,116
Other	17,951	13,862	47,685	42,055

Total noninterest expenses	59,502	48,349	160,167	141,585

Income before income taxes	26,249	22,487	72,241	69,084
Provision for income taxes	7,743	6,513	21,310	20,725

Net Income	$18,506	$15,974	$50,931	$48,359

Earnings per share:
Basic	$0.40	$0.40	$1.20	$1.22
Diluted	$0.40	$0.40	$1.19	$1.21
Cash dividends	$0.22	$0.22	$0.66	$0.64
Average shares outstanding:
Basic	46,478	39,789	42,596	39,712
Diluted	46,711	40,127	42,883	39,998

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,	2004	2003
Cash Flows from Operating Activities:
Net income	$50,931	$48,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,920	19,573
Provision for loan and lease losses	6,590	7,545
Realized gain on sales of available-for-sale securities, net	(4,338)	(2,110)
Deferred income taxes	(9,850)	8,197
Gain on sale of loans and leases	(7,625)	(8,828)
Gain on sale of other real estate owned	(441)	(254)
Mortgage loans originated for sale	(100,547)	(162,102)
Proceeds from sale of mortgage loans originated for sale	102,772	168,620
Leases acquired/originated for sale	(194,852)	(123,619)
Proceeds from sale of leases acquired/originated for sale	179,971	115,584
Increase in cash surrender value of bank-owned life insurance	(6,694)	(4,939)
Net gain on sale of branch deposits	(1,068)	0
(Increase) decrease in accrued interest receivable	(4,217)	3,387
Increase (decrease) in accrued interest payable	2,768	(4,454)
Increase in accrued expenses and taxes payable	21,681	6,200
Other, net	(7,646)	33,700

Net cash provided by operating activities	39,355	104,859

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	18,180	(27,187)
Activity in available-for-sale securities:
Sales	207,159	118,046
Maturities, repayments and calls	356,958	743,382
Purchases	(554,884)	(789,785)
Net increase in loans and leases	(266,442)	(327,598)
Purchase of bank-owned life insurance	(29,900)	(50,000)
Acquisition of Patriot, net of cash acquired	(28,709)	0
Capitalized acquisition costs	(7,569)	0
Sale of branch deposits, net of premium received	(8,949)	0
Additions to premises and equipment	(11,229)	(5,154)

Net cash used for investing activities	(325,385)	(338,296)

Cash Flows from Financing Activities:
Net increase in deposits	312,323	141,403
Net increase in short-term borrowings	105,266	129,004
Net increase (decrease) in FHLB borrowings	(177,529)	59,939
Repayment of long-term debt	(5,000)	(50,000)
Proceeds from issuance of long-term debt	74,356	0
Proceeds from issuance of common stock	3,812	3,236
Cash dividends paid	(27,774)	(25,405)

Net cash provided by financing activities	285,454	258,177

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Net change in cash and cash equivalents	(576)	24,740
Cash and cash equivalents at January 1	210,385	178,345

Cash and cash equivalents at September 30	$209,809	$203,085

Cash and cash equivalents:
Cash and due from banks	$182,857	$164,444
Unrestricted short-term investments	26,952	38,641

Cash and cash equivalents at September 30	$209,809	$203,085

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$74,013	$80,311
Income tax payments (refunds)	$(3,151)	$(10,426)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$1,154	$1,963

Acquisition of Patriot Bank Corp.
Common stock issued	$166,454	$0
Fair value of assets acquired (noncash)	$1,138,122	$0
Liabilities assumed	$985,922	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Nine months ended September 30	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$533,855

Comprehensive income:
Net income				48,359		48,359
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(14,887)	(14,887)
Change in unrealized gain on recorded interest in securitized assets, net of taxes					(3,949)	(3,949)

Total comprehensive income						29,523

Common stock issued under employee benefit plans (includes related tax benefit of $659)	190,196	380	2,856			3,236
Cash dividends declared ($0.64 per share)				(25,405)		(25,405)

Balance at September 30, 2003	39,828,643	$79,657	$65,714	$398,198	$(2,360)	$541,209

Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$547,382

Comprehensive income:
Net income				50,931		50,931
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					4,554	4,554
Change in unrealized gain on recorded interest in securitized assets, net of tax effect					(724)	(724)

Total comprehensive income						54,761

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (includes related tax benefit of $786)	241,550	483	3,329			3,812
Cash dividends declared ($0.66 per share)				(27,774)		(27,774)

Balance at September 30, 2004	46,504,941	$93,010	$225,021	$426,607	$1,775	$746,413

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2004 and 2003.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 58 through 66 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements.

In May 2004, the Financial Accounting Standards Board staff issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post- retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 14, 2004. Adoption of this FSP had no material effect on financial condition or results of operations.

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

NOTE 2. Acquisitions

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1.0 billion, and the holding company for Patriot Bank. The results of Patriot’s operations have been included in the consolidated financial statements since that date. Concurrent with the closing, Susquehanna merged Patriot Bank into Equity Bank, a wholly owned Susquehanna subsidiary. The combined bank, with assets of approximately $2.1 billion, is now known as Susquehanna Patriot Bank, headquartered in Marlton, New Jersey, and operates 36 banking centers in eastern Pennsylvania and southern New Jersey. The transaction enhances Susquehanna’s strong presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery, and Northampton.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

Under the terms of the merger, each share of Patriot common stock was exchanged for 1.143 shares of Susquehanna common stock, $30.00 in cash, or a combination thereof, resulting in the issuance of 6,402 shares of Susquehanna common stock and a cash payment of $40,739, net of tax benefit. The total purchase price was $208,517. The value of the common shares issued was determined based on the market price of Susquehanna common shares at the close of business immediately prior to the announcement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets
Cash and cash equivalents	$13,804
Securities	303,584
Loans and leases, net of allowance of $9,149	642,322
Premises and other equipment	11,728
Goodwill and other intangibles	188,285
Other assets	43,106

Total assets acquired	$1,202,829

Liabilities
Deposits	$648,797
Borrowings	337,125
Other Liabilities	8,390

Total liabilities assumed	994,312

Net assets acquired	$208,517

Of the $188,285 of acquired intangible assets, $7,976 was assigned to core deposit intangibles that will be amortized over 10 years.

Presented below is certain unaudited pro forma information for the three and nine month periods ended September 30, 2004 and 2003 as if Patriot had been acquired on January 1, 2004 and 2003 with respect to the nine-month periods ended September 30, 2004 and 2003, and as if Patriot had been acquired at the beginning of each interim period presented with respect to the three-month period ended September 30, 2003. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates.

	Three Months Ended September 30		Nine Months Ended September 30
	2004 Actual	2003	2004	2003
Net income	$18,506	$18,593	$44,627	$57,078
Basic EPS	$0.40	$0.40	$0.96	$1.24
Diluted EPS	$0.40	$0.40	$0.96	$1.23

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	September 30, 2004		December 31, 2003
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$0	$0	$200	$202
U.S. Government agencies	240,757	240,942	84,352	84,679
State & municipal	39,476	40,899	18,123	18,793
Mortgage-backed	939,981	941,650	836,962	832,248
Other debt securities	7,368	7,439	7,342	7,409
Equities	57,882	58,292	40,151	40,551

	1,285,464	1,289,222	987,130	983,882
Held-to-maturity:
State & municipal	4,602	4,602	4,340	4,340

Total investment securities	$1,290,066	$1,293,824	$991,470	$988,222

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	September 30, 2004	December 31, 2003
Commercial, financial, and agricultural	$724,719	$621,438
Real estate - construction	654,702	549,672
Real estate secured - residential	1,611,456	1,306,371
Real estate secured - commercial	1,246,638	1,016,360
Consumer	356,620	337,989
Leases	572,002	431,442

Total loans and leases	$5,166,137	$4,263,272

The net investment in direct financing leases was as follows:
Minimum lease payments receivable	$344,155	$236,423
Estimated residual value of leases	291,128	235,828
Unearned income under lease contracts	(63,281)	(40,809)

Total leases	$572,002	$431,442

An analysis of impaired loans, as of September 30, 2004 and December 31, 2003, is as follows:

Impaired loans without a related reserve	$2,903	$2,232
Impaired loans with a reserve	3,309	7,423

Total impaired loans	$6,212	$9,655

Reserve for impaired loans	$844	$1,657

An analysis of impaired loans, for the three and nine month periods ended September 30, 2004 and 2003, is as follows:

	Three Months ended September 30,
	2004	2003
Average balance of impaired loans	$7,065	$9,248
Interest income on impaired loans (cash-basis)	13	20

	Nine Months ended September 30,
	2004	2003
Average balance of impaired loans	$8,178	$7,708
Interest income on impaired loans (cash-basis)	84	59

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	September 30, 2004	December 31, 2003
Securities sold under repurchase agreements	$344,773	$295,512
Federal funds purchased	113,500	55,250
Treasury tax and loan notes	2,547	4,791

Total short-term borrowings	$460,820	$355,553

Long-term debt was as follows:
Subsidiaries:
Term notes due July, 2004	$0	$5,000
Parent:

Subordinated notes due February, 2005	50,000	50,000
Subordinated notes due November, 2012	75,000	75,000
Subordinated notes due May, 2014	75,000	0
Junior subordinated notes callable 2007	23,397	0

Total long-term debt	$223,397	$130,000

On May 3, 2004, Susquehanna completed the private placement of $75,000 aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. Susquehanna used the net proceeds from the offering to fund the cash portion of the Patriot acquisition and the remaining balance to increase its liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board and were offered and sold by Susquehanna to several initial purchasers, who then resold the notes only to “qualified institutional buyers” in accordance with Rule 144A of the Securities Act of 1933, as amended, and Regulation S.

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

In addition, as part of the Patriot acquisition, Susquehanna assumed $20,500 in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23,554. The $15,500 in debentures issued to Patriot Capital Trust I bear interest at 10.30% and are callable on or after July 1, 2007. If these debentures are not called, they must be redeemed upon maturity in 2027. The $5,000 in debentures issued to Patriot Capital Trust II bear interest at the 180-day LIBOR plus 3.70%, and the rate at September 30, 2004 was 5.31%. The debentures are callable on any April 22 or October 22 after April 22, 2007. If these debentures are not called, they must be redeemed upon maturity in 2032.

NOTE 6. Earnings per Share (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$18,506	46,478	$0.40	$15,974	39,789	$0.40

Effect of Diluted Securities:
Stock options outstanding		233			338

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$18,506	46,711	$0.40	$15,974	40,127	$0.40

For the three months ended September 30, 2004 and 2003, average options to purchase 362 and 0 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

	For the nine months ended September 30
	2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$50,931	42,596	$1.20	$48,359	39,712	$1.22

Effect of Diluted Securities:
Stock options outstanding		287			286

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$50,931	42,883	$1.19	$48,359	39,998	$1.21

For the nine months ended September 30, 2004 and 2003, average options to purchase 362 and 460 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

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

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transitions and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods. On January 21, 2004, options to purchase 136 shares of common stock were granted to employees and directors, with an exercise price of $25.14 per share on the date of grant; and, on June 10, 2004, options to purchase 7 shares of common stock were granted to directors, with an exercise price of $25.47. In addition, on June 30, 2004, 20 shares of common stock were purchased under Susquehanna’s Employee Stock Purchase Plan at a price of $22.51 per share.

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
Net income, as reported	$18,506	$15,974	$50,931	$48,359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	238	212	718	576

Pro forma net income	$18,268	$15,762	$50,213	$47,783

Earnings per share:
Basic - as reported	$0.40	$0.40	$1.20	$1.22
Basic - pro forma	$0.39	$0.40	$1.18	$1.20

Diluted - as reported	$0.40	$0.40	$1.19	$1.21
Diluted - pro forma	$0.39	$0.39	$1.17	$1.19

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except as noted and per share data)

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$739	$560	$121	$48
Interest cost	755	837	102	64
Expected return on plan assets	(1,104)	(978)	0	0
Amortization of prior service cost	(20)	(59)	12	12
Amortization of transition obligation (asset)	(51)	(17)	29	28
Amortization of net actuarial (gain) or loss	42	135	16	(12)

Net periodic benefit cost	$361	$478	$280	$140

	Nine months ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$2,079	$1,680	$229	$144
Interest cost	2,667	2,511	242	192
Expected return on plan assets	(3,310)	(2,934)	0	0
Amortization of prior service cost	(44)	(177)	36	36
Amortization of transition obligation (asset)	(51)	(51)	85	84
Amortization of net actuarial (gain) or loss	268	405	0	(36)

Net periodic benefit cost	$1,609	$1,434	$592	$420

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $0 to its pension plans and $277 to its other postretirement benefit plan in 2004. As of September 30, 2004, $0 of contributions have been made to its pension plans, and $177 of contributions have been made to its other postretirement benefit plan. Susquehanna does not anticipate any changes to its 2004 projections.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2004, is as follows:

Balance as of January 1, 2004	$59,123

Goodwill acquired through the Patriot acquisition, deemed to be non-tax deductible	180,759
Subsequent adjustments relating to the Patriot acquisition, net	(450)

Balance as of September 30, 2004	$239,432

In addition, $7,976 was assigned to core deposit intangibles and will be amortized over 10 years. The estimated amortization expense for 2004 for this intangible is $465. The estimated amortization expense for the next five years is as follows:

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

As a result of a June 2004 clean-up call, the reimbursement obligations under the 2001 transaction to a lender under a letter of credit facility have terminated. At June 30, 2004, Susquehanna was no longer obligated to make payments in an amount up to $20,500 under this letter of credit.

The following table presents quantitative information about delinquencies, net credit losses, and components of lease sales serviced by Susquehanna, including securitization transactions.

	As of September 30				For the Nine Months Ended September 30
	Principal Balance		Past Due 30 Days or More		Net Credit Losses
	2004	2003	2004	2003	2004	2003
Total leases and loans serviced	$1,612,452	$1,518,266	$3,768	$3,814	$260	$433
Less:
Leases securitized	399,748	324,774	406	176	114	77
Leases serviced for others (1)	751,933	886,949	2,795	3,160	100	253

Leases and loans held in portfolio	$460,771	$306,543	$567	$478	$46	$103

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Proceeds from lease securitizations	$0	$0	$179,971	$115,584
Amounts derecognized	0	0	194,852	123,619
Servicing fees received	1,421	1,231	2,846	2,164
Other cash flows received on retained interests	2,176	51	3,411	4,081

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of September 30, 2004

	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Automobile Leases

2003 Revolving transaction - Interest-Only Strip	$4,287	31	0.40%	0.10%	3.14%
Decline in fair value of 10% adverse change			0	0	34
Decline in fair value of 20% adverse change			17	0	68
2003 transaction - Interest-Only Strip	4,827	16	0.25%	0.10%	2.65%
Decline in fair value of 10% adverse change			0	0	17
Decline in fair value of 20% adverse change			0	0	34

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited, to Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and leases losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event; expectations regarding our branding strategy and internal realignment plans and their potential impact on our efficiency ratios and earnings; and the impact on Susquehanna of its ability to maintain contingent vehicle liability insurance coverage in vicarious liability states. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Subsequent Events

On October 1, 2004, we announced our decision to unify our financial services affiliates under a common master brand. Each affiliate will adopt the master brand “Susquehanna” and will incorporate Susquehanna into its legal and market name. Along with a name and brand identity change, we will combine our eight banking subsidiaries into three. The branding and realignment will provide customers access to more banking offices and will create banks of greater size, allowing us to increase our presence in target markets. In addition, our realignment also should help to streamline the application of increasingly complex regulatory requirements and should provide operational and administrative efficiencies by reducing redundancies. We anticipate limited staff reductions as a result of operational and administrative consolidations.

On October 28, 2004, we completed an exchange offer relating to our outstanding $75.0 million 4.75% fixed rate/floating rate subordinated notes due 2014 (the “Outstanding 2014 Notes”), pursuant to which we exchanged all of such Outstanding 2014 Notes, which notes were originally issued under a supplemental indenture dated as of May 3, 2004 to an indenture dated as of November 4, 2002, between us and J.P. Morgan Trust Company, National Association, for an identical form of notes that were registered under the Securities Exchange Act of 1934, as amended. See “Financial Condition-Borrowings.”

Results of Operations

Acquisition of Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Summary of 2004 Compared to 2003

Net income for the third quarter of 2004 was $18.5 million, a 15.9% increase from net income of $16.0 million in the third quarter of 2003. For the first nine months of 2004, net income was $50.9 million, a 5.3% increase over net income of $48.4 million for the first nine months of 2003.

During the third quarter of 2004, our net interest income increased by 30.3% from net income during the third quarter of 2003. Noninterest income continued to improve and increased by 5.0% for the third quarter of 2004 from the third quarter of 2003. Noninterest income represented 34.0% of total revenues for the third quarter of 2004 and 39.0% for the third quarter of 2003. Noninterest expenses increased 23.1% from the comparable period in 2003.

During the first nine months of 2004, our net interest income increased by 11.0%, and noninterest income increased by 6.9% from the comparable period in 2003. Noninterest income represented 35.4% of total revenues for the first nine months of 2004 and 36.2% for the first nine months of 2003. Noninterest expenses increased 13.1% from the comparable period in 2003.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Diluted Earnings per Share	$0.40	$0.40	$1.19	$1.21
Return on Average Assets	1.00%	1.09%	1.04%	1.14%
Return on Average Equity	10.07%	11.77%	10.91%	12.03%
Return on Average Tangible Equity (1)	15.60%	13.39%	13.91%	13.65%
Efficiency Ratio	66.67%	65.32%	66.52%	64.38%
Efficiency Ratio Excluding Hann (1)	59.07%	63.17%	62.31%	62.70%

(1) Supplemental Reporting of Non-GAAP Financial Measures

Susquehanna has presented a return on average tangible equity, which is a non-GAAP financial measure and is most directly comparable to the GAAP measurement of return on average equity. For purposes of computing return on average tangible equity, we have excluded the balance of intangible assets and their related amortization expense from our calculation of return on average tangible equity to allow us to review the core operating results of our company. This is consistent with the treatment by bank regulatory agencies which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average tangible equity to return on average equity is set forth below.

Return on average equity (GAAP basis)	10.07%	11.77%	10.91%	12.03%
Effect of excluding average intangible assets and related amortization	5.53%	1.62%	3.00%	1.62%
Return on average tangible equity	15.60%	13.39%	13.91%	13.65%

Susquehanna has presented an efficiency ratio excluding Hann, which is a non-GAAP financial measure and is most directly comparable to the GAAP presentation of efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on a FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effects of our auto leasing subsidiary, Hann. Management believes this to be a preferred measurement because it excludes the volatility of full-term ratios, securitization gains, and residual values of Hann and provides more focused visibility into our core business activities. A reconciliation of efficiency ratio excluding Hann to efficiency ratio is set forth below.

Efficiency ratio (GAAP basis)	66.67%	65.32%	66.52%	64.38%
Effect of excluding Hann	7.60%	2.15%	4.21%	1.68%
Efficiency ratio excluding Hann	59.07%	63.17%	62.31%	62.70%

The following discussion details the factors that contributed to these results.

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $58.4 million in the third quarter of 2004, from $44.8 million for the same period in 2003. For the nine months ended September 30, 2004, net interest income was $154.4 million compared with $139.1 million for the same period in 2003.

Net interest income as a percentage of net interest income plus other income was 66.0% for the quarter ended September 30, 2004 and 61.0% for the quarter ended September 30, 2003. Net interest income as a percentage of net interest income plus other income was 64.6% for the nine months ended September 30, 2004 and 63.8% for the nine months ended September 30, 2003.

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

Net interest income for the third quarter of 2004 increased $13.6 million over the third quarter of 2003. Average earning assets in the third quarter of 2004 increased $1.2 billion over the same period in 2003, with average loans and leases increasing $1.1 billion, average investment securities increasing $202.4 million, and lower yielding, short-term investments decreasing $32.4 million. Average interest-bearing liabilities increased $1.2 billion, with average interest-bearing deposits increasing $934.4 million, and average borrowings increasing $220.3 million. In addition, average non-interest bearing demand deposits increased $160.3 million in the third quarter of 2004 over the third quarter of 2003.

The increase in net interest income for the third quarter of 2004 was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we have benefited from the recent increases in interest rates; and our net interest margin increased to 3.63% in the third quarter of 2004, from 3.43% in the third quarter of 2003. Yields on average earning assets increased while the average cost of funds continued to decline, improving our spread. The yield on average earning assets increased 20 basis points, while the average cost of funds declined 6 basis points. The improvement in the yield on average earning assets can be mainly attributed to lower prepayments in our mortgage-backed securities portfolio and the accompanying slowdown in premium amortization.

Net interest income for the nine months ended September 30, 2004 increased $16.3 million compared to the same period in 2003. Average earning assets for the first nine months of 2004 increased $693.8 million over the same period in 2003, with average loans and leases increasing $704.7 million, average investment securities decreasing $12.7 million, and lower yielding, short-term investments increasing $1.8 million. Average interest-bearing liabilities increased

$649.1 million, with average interest-bearing deposits increasing $575.6 million, and average borrowings increasing $73.5 million. In addition, average noninterest bearing demand deposits increased $131.4 million for the first nine months of 2004 compared with the first nine months of 2003.

The increase in net interest income for the nine months ended September 30, 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. However, despite the increase in yields on average earning assets for the third quarter of 2004, year-to-date yields on average earning assets declined slightly more than the average cost of funds. The yield on average earning assets declined 31 basis points, while the average cost of funds declined only 28 basis points. As a result, our net interest margin decreased to 3.58% for the first nine months of 2004, from 3.66% for the first nine months of 2003.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended September 30, 2004			For the Three Month Period Ended September 30, 2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$56,212	$160	1.13	$88,651	$180	0.81
Investment securities:
Taxable	1,306,170	12,525	3.81	1,120,148	6,775	2.40
Tax - advantaged	43,971	781	7.07	27,580	497	7.15

Total investment securities	1,350,141	13,306	3.92	1,147,728	7,272	2.51

Loans and leases, (net):
Taxable	4,996,775	73,448	5.85	3,954,132	60,529	6.07
Tax - advantaged	80,350	1,242	6.15	57,458	978	6.76

Total loans and leases	5,077,125	74,690	5.85	4,011,590	61,507	6.08

Total interest - earning assets	6,483,478	$88,156	5.41	5,247,969	$68,959	5.21

Allowance for loan and lease losses	(53,562)			(40,954)
Other non - earning assets	930,719			598,986

Total assets	$7,360,635			$5,806,001

Liabilities
Deposits:
Interest - bearing demand	$1,822,372	$5,092	1.11	$1,204,135	$2,115	0.70
Savings	589,745	655	0.44	505,371	399	0.31
Time	1,843,671	12,554	2.71	1,581,929	12,340	3.09
Short - term borrowings	417,090	1,229	1.17	409,120	950	0.92
FHLB borrowings	732,242	5,946	3.23	611,116	5,419	3.52
Long - term debt	224,451	3,560	6.31	133,261	2,398	7.14

Total interest - bearing liabilities	5,629,571	$29,036	2.05	4,444,932	$23,621	2.11

Demand deposits	824,583			664,312
Other liabilities	175,075			158,500

Total liabilities	6,629,229			5,267,744

Equity	731,406			538,257

Total liabilities and shareholders’ equity	$7,360,635			$5,806,001

Net interest income / yield on average earning assets		$59,120	3.63		$45,338	3.43

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Nine Month Period Ended September 30, 2004			For the Nine Month Period Ended September 30, 2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$75,565	$543	0.96	$73,741	$542	0.98
Investment securities:
Taxable	1,136,607	30,829	3.62	1,145,737	29,278	3.42
Tax - advantaged	29,703	1,642	7.38	33,260	1,780	7.16

Total investment securities	1,166,310	32,471	3.72	1,178,997	31,058	3.52

Loans and leases, (net):
Taxable	4,518,955	196,548	5.81	3,831,914	181,976	6.35
Tax - advantaged	73,417	3,449	6.28	55,750	3,114	7.47

Total loans and leases	4,592,372	199,997	5.82	3,887,664	185,090	6.37

Total interest - earning assets	5,834,247	$233,011	5.33	5,140,402	$216,690	5.64

Allowance for loan and lease losses	(47,545)			(40,511)
Other non - earning assets	766,334			568,308

Total assets	$6,553,036			$5,668,199

Liabilities
Deposits:
Interest - bearing demand	$1,589,569	$11,452	0.96	$1,176,731	$7,258	0.82
Savings	547,022	1,487	0.36	494,588	1,608	0.43
Time	1,721,819	35,977	2.79	1,600,991	39,439	3.29
Short - term borrowings	343,166	2,646	1.03	342,440	2,718	1.06
FHLB borrowings	611,950	16,255	3.55	584,119	17,054	3.90
Long - term debt	179,669	8,964	6.66	145,275	7,780	7.16

Total interest - bearing liabilities	4,993,195	$76,781	2.05	4,344,144	$75,857	2.33

Demand deposits	759,997			628,619
Other liabilities	176,115			158,016

Total liabilities	5,929,307			5,130,779

Equity	623,729			537,420

Total liabilities and shareholders’ equity	$6,553,036			$5,668,199

Net interest income / yield on average earning assets		$156,230	3.58		$140,833	3.66

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

As illustrated in Table 2, the provision was $2.8 million in the third quarter of 2004, an increase of $0.1 million from the same period in 2003. Net charge-offs increased from $1.5 million for the quarter ended September 30, 2003, to $3.1 million for the quarter ended September 30, 2004.

For the nine months ended September 30, 2004, the provision was $6.6 million, a decrease of $0.9 million over the $7.5 million provision for the first nine months of 2003. Net charge-offs increased slightly, from $5.7 million in 2003 to $5.9 million in 2004.

The allowance for loan and lease losses as a percentage of period-end loans and leases was 1.02% at September 30, 2004 and 1.00% at September 30, 2003.

Determining the level of the allowance for probable loan and lease losses at any given period is difficult, particularly during uncertain economic periods. We must make estimates using information and assumptions that are often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at September 30, 2004. There can be no assurance, however, that we will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2004.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance - Beginning of period	$52,811	$40,329	$42,672	$39,671
Additions through acquisition	0	0	9,149	0
Additions charged to operating expenses	2,783	2,665	6,590	7,545

	55,594	42,994	58,411	47,216

Charge-offs	(3,904)	(2,139)	(8,245)	(7,873)
Recoveries	778	658	2,302	2,170

Net charge-offs	(3,126)	(1,481)	(5,943)	(5,703)

Balance - Period end	$52,468	$41,513	$52,468	$41,513

Net charge-offs as a percent of average loans and leases (annualized)	0.24%	0.15%	0.17%	0.20%
Allowance as a percent of period-end loans and leases	1.02%	1.00%	1.02%	1.00%

Average loans and leases	$5,077,125	$4,011,590	$4,592,372	$3,887,664
Period-end loans and leases	5,166,137	4,147,957	5,166,137	4,147,957

TABLE 3 - Risk Assets

	September 30, 2004	December 31, 2003	September 30, 2003
Nonperforming assets:
Nonaccrual loans and leases	$18,204	$19,037	$19,689
Restructured accrual loans	0	5,823	5,855
Other real estate owned	1,210	2,893	2,081

Total nonperforming assets	$19,414	$27,753	$27,625

As a percent of period-end loans and leases plus other real estate owned	0.38%	0.65%	0.67%
Coverage ratio	288.22%	172.00%	162.52%
Loans and leases contractually past due 90 days and still accruing	$10,126	$6,538	$8,410

Noninterest Income

Noninterest income as a percentage of net interest income plus noninterest income was 34.0% for the quarter ended September 30, 2004, compared with 39.0% for the same period in 2003. Noninterest income as a percentage of net interest income plus noninterest income was 35.4% for the nine months ended September 30, 2004, compared with 36.2% for the same period in 2003.

For the third quarter of 2004, noninterest income increased $1.4 million, or 5.0%, from $28.7 million in the third quarter of 2003, to $30.1 million. This net increase is primarily the result of:

•	increased asset management fees of $1.2 million;

•	increased income from bank-owned life insurance of $0.6 million;

•	increased service charges on deposit accounts of $0.7 million;

•	increased net gains on securities sales of $1.8 million;

•	net gain on the sale of branch deposits of $1.1 million;

•	decreased net gains on the sale of loans and leases of $2.9 million; and

•	decreased vehicle origination, servicing, and securitization fees of $1.7 million.

For the nine months ended September 30, 2004, noninterest income increased $5.5 million, or 6.9%, from $79.1 million for the nine months ended September 30, 2003 to $84.6 million. This net increase is primarily the result of:

•	increased asset management fees of $3.1 million;

•	increased commissions on brokerage, life insurance, and annuity sales of $1.5 million;

•	increased income from bank-owned life insurance of $1.8 million;

•	increased service charges on deposit accounts of $1.7 million;

•	increased net gains on securities sales of $2.2 million;

•	net gain on the sale of branch deposits of $1.1 million;

•	decreased net gains on the sale of loans and leases of $1.2 million; and

•	decreased vehicle origination, servicing, and securitization fees of $5.5 million.

Asset Management Fees and Commissions on Brokerage, Life Insurance and Annuity Sales

As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management part of our business. As a result, asset management fees increased to $3.8 million for the second quarter of 2004, from $2.6 million for the same period in 2003. For the nine months ended September 30, 2004, asset management fees increased to $10.5 million from $7.4 million for the nine months ended September 2003, and commissions on brokerage, life insurance, and annuity sales increased from $1.5 million to $3.0 million. The increase in asset management fees is the result of a 41.7% increase in assets under management at VFAM, from $2.3 billion at September 30, 2003, to $3.5 billion at September 30, 2004.

Income from Bank-owned Life Insurance

The increase in income from bank-owned life insurance for the quarter and nine months ended September 30, 2004 primarily can be attributed to the purchase of $50.0 million of life insurance during the third quarter of 2003, $4.9 million during the first quarter of 2004, and $25.0 million in the third quarter of 2004. In addition, we acquired $19.0 million of bank-owned life insurance through the Patriot acquisition.

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts is directly related to the acquisition of Patriot and to the increase in demand deposit accounts from $688.9 million at September 30, 2003, to $817.7 million at September 30, 2004.

Net Gains on Sales of Securities

In July and August of 2004, as part of a restructuring of our investment portfolio in response to the Patriot acquisition and EITF 03-01, we sold approximately $107.0 million in securities and realized a net, pre-tax gain of approximately $3.8 million.

Net Gain on the Sale of Branch Deposits

In July 2004, we closed the Hancock branch of our subsidiary, F & M, and realized a net, pre-tax gain on the sale of its deposits to another financial institution of $1.1 million. This sale is part of our effort to enhance the efficiency of our branch network through our previously announced plan to consolidate and/or sell several locations.

Net Gains on Sales of Loans and Leases

During the third quarter of 2004, Hann’s originations went to our affiliate banks and, therefore, Hann did not enter into any securitization transactions. Consequently, no gains or losses were realized. During the third quarter of 2003, however, Hann entered into a term securitization transaction and recognized a net, pre-tax gain of $2.7 million. In addition, gains realized through the sale of mortgage loans decreased $0.2 million, from $1.2 million for the third quarter of 2003, to $1.0 million for the third quarter of 2004. This decrease is attributable to higher mortgage interest rates and the resultant slowdown in the refinance market.

For the nine months ended September 30, gains realized through the sale of mortgage loans decreased from $3.6 million in 2003 to $2.4 million in 2004 due to higher mortgage interest rates and the resultant slowdown in the refinance market.

Vehicle Origination, Servicing, and Securitization Fees

The quarterly and year-to-date decreases in vehicle origination, servicing, and securitization fees were primarily due to a reduction in securitization fees as a result of the roll-off of earlier securitizations and lower vehicle origination volumes.

Noninterest Expenses

Total noninterest expenses increased $11.2 million, or 23.1%, from $48.3 million in the third quarter of 2003, to $59.5 million in the third quarter of 2004. For the nine months ended September 30, 2004, total noninterest expenses increased $18.6 million, or 13.1%, to $160.2 million from $141.6 million during the same period in 2003.

The quarter-to-quarter increase was primarily due to increases in salaries and benefits expense of 19.6%, or $4.6 million, as a result of the Patriot acquisition, normal annual salary increases, filling open positions, and higher benefit costs. Vehicle delivery and preparation expense increased by 30.2%, or $1.1 million, due to higher volumes of vehicles being returned upon the expiration of the related leases and higher costs associated with the retail dispositions, which should benefit future periods with lower residual value insurance expense. In addition, the inclusion of Patriot for the entire third quarter of 2004 has contributed to a general increase in all expense categories.

The $18.6 million increase in noninterest expenses between the nine-month periods ended September 30, 2003 and September 30, 2004 is attributable to the same factors described above. Salaries and benefits expense increased $9.7 million, or 14.2%, and vehicle delivery and preparation expenses increased $2.2 million, or 23.79%. Also contributing to the overall increase in noninterest expenses were increases in occupancy expense of $1.3 million, increases in consulting, advertising and marketing expenses of $1.6 million, which primarily relate to the Patriot acquisition and our branding initiatives.

Income Taxes

Susquehanna’s effective tax rate for the third quarter of 2004 was 29.5%, compared with 29.0% for the third quarter of 2003.

For the nine months ended September 30, 2004, our effective tax rate was 29.5%, compared with 30.0% for the nine months ended September 30, 2003. The reduction in the year-to-date effective tax rate was primarily due to the Patriot acquisition.

Financial Condition

Summary of 2004 compared to 2003

Total assets at September 30, 2004 were $7.4 billion, compared with $6.0 billion at December 31, 2003. Equity capital was $746.4 million at September 30, 2004, or $16.05 per share, compared with $547.4 million, or $13.73 per share, at December 31, 2003. The following discussion details the factors that contributed to these changes.

Acquisition of Patriot Bank Corp on June 10, 2004

The following is a summary of the fair value of assets acquired and liabilities assumed through the purchase of Patriot (in thousands):

Assets
Cash and cash equivalents	$13,804
Securities	303,584
Loans and leases, net of allowance of 9,149	642,322
Premises and other equipment	11,728
Goodwill and other intangibles	188,285
Other assets	43,106

Total assets acquired	$1,202,829

Liabilities
Deposits	$648,797
Borrowings	337,125
Other liabilities	8,390

Total liabilities assumed	994,312

Net assets acquired	$208,517

Investment Securities Available for Sale

Investment securities available for sale increased $305.3 million from December 31, 2003 to September 30, 2004. As part of the Patriot acquisition, we acquired $303.6 million in available-for-sale securities; however, in July and August of 2004, as part of a restructuring of our investment portfolio in anticipation of the ramifications of EITF 03-01, we sold approximately $107.0 million of these securities.

Loans and Leases

Loans and leases increased $902.9 million from December 31, 2003 to September 30, 2004. Of this increase, Patriot accounted for $651.5 million, resulting in internal core growth of $251.4 million.

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $19.7 million at September 30, 2003, to $18.2 million at September 30, 2004. Loans and leases past due 90 days or more and still accruing interest increased from $8.4 million at September 30, 2003 to $10.1 million at September 30, 2004. The percentage of non-performing assets to period-end loans and leases plus other real estate owned, however, decreased from 0.67% at September 30, 2003 to 0.38% at

September 30, 2004. The percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) was 288.2% at September 30, 2004 compared with 162.5% at September 30, 2003.

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

Goodwill and Other Identifiable Intangible Assets

As a result of the Patriot acquisition, we recognized goodwill of $180.3 million and a core deposit intangible of $8.0 million. The core deposit intangible will be amortized over ten years.

Deposits

Total deposits increased $951.1 million from December 31, 2003 to September 30, 2004. Of this increase, Patriot accounted for $648.8 million, resulting in a net increase of $302.3 million. Of this net increase, approximately $115.0 million has been in brokered certificates of deposit, which are being utilized as an alternative funding source to support the increase in our loan portfolio. We believe that the remainder of the net increase is a direct result of the continuing success of our bank subsidiaries in carrying out our retail and corporate sales initiatives.

Borrowings

Total borrowings increased $334.9 million from December 31, 2003 to September 30, 2004. Of this increase, Patriot accounted for $337.1 million, resulting in a net decrease of $2.2 million. While the net change in borrowings has been minimal, we have decreased our borrowings from Federal Home Loan Banks and are using the purchase of Federal Funds and brokered certificates of deposits as alternative sources of funds.

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

The notes bear interest at a fixed rate of 4.75% per annum through and including May 1, 2009 and convert to a floating rate thereafter until maturity, based on the US dollar three-month LIBOR plus 1.82%. Beginning May 1, 2009, we, upon consultation with the Federal Reserve Board, have the right to redeem the notes at a redemption price of 100% of the principal amount of the notes plus any accrued interest. We issued and sold the notes to Keefe, Bruyette & Woods,

Inc., Sandler O’Neill & Partners, L.P., Legg Mason Wood Walker, Incorporated and Ferris, Baker Watts, Incorporated, the initial purchasers, in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, because the sale did not involve a public offering. The initial purchasers resold the notes to persons they reasonably believed to be “qualified institutional buyers” as defined in Rule 144A of the Securities Act of 1933 or pursuant to Regulation S. Under the registration rights agreement relating to the notes, we filed a registration statement with the Securities and Exchange Commission to register an identical form of notes which could be exchanged for the privately placed notes that were not registered for sale; and on October 28, 2004, we completed the exchange offer pursuant to which we exchanged all of the outstanding $75 million notes for the form of notes registered for resale.

In addition, as part of the Patriot acquisition, we assumed $20.5 million in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23.6 million. The $15.5 million in debentures issued to Patriot Capital Trust I bear interest at 10.30% and are callable on or after July 1, 2007. If these debentures are not called, they must be redeemed upon maturity in 2027. The $5.0 million in debentures issued to Patriot Capital Trust II bear interest at the 180-day LIBOR plus 3.70%; the rate at September 30, 2004 was 5.31%. The debentures are callable on any April 22 or October 22 after April 22, 2007. If these debentures are not called, they must be redeemed upon maturity in 2032.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2004 was 8.08%. The minimum total capital (Tier 1 and 2) ratio is 8%; our ratio at September 30, 2004 was 11.25%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2004 was 7.24%. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — enables us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2004, our bank subsidiaries had approximately $361.0 million available to them under collateralized lines of credit with various Federal Home Loan Banks; and approximately $220.2 million more was available provided that additional collateral would have been pledged.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity also can be generated from maturing or readily marketable assets. Unrestricted short-term investments amounted to $27.0 million and represented additional sources of liquidity. Consequently, our exposure to liquidity risk is not considered significant.

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

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure; routine rate shocks simulation; and evaluation of the change in economic value of equity. By dividing the assets and liabilities into three groups - fixed rate, floating rate, and those that reprice at our discretion - we develop strategies to control the exposure to interest rate fluctuations.

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 100 basis point shock and an up 300 basis point shock. Any down rate shock scenario greater than 100 basis points is considered remote, as the current federal funds target rate is only 1.75%.

At September 30, 2004, we continue to be an asset-sensitive institution and should benefit from additional increases in interest rates in the future, if they should occur. If rates should fall, we likely will experience compression in our net interest margin.

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

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of September 30, 2004 and December 31, 2003, Hann’s off-balance sheet, managed portfolio was funded in the following manner:

	As of September 30, 2004	As of December 31, 2003
Securitization Transactions	$399.7 million	$313.5 million
Agency Arrangements and Lease Sales	$635.1 million	$730.6 million
Sale-Leaseback Transaction	$116.9 million	$125.6 million

In comparison, as of September 30, 2004 and December 31, 2003, our on-balance sheet, managed portfolio totaled $460.8 million and $397.7 million, respectively. All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to utilize more efficiently its required regulatory capital.

Securitization Transactions

As of September 30, 2004, the aggregate fair value of all recorded PV Receivables in connection with Hann securitizations was $9.1 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 - Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2003 and “Note 10 - Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of Recent Securitization Transactions

Early in the fourth quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned qualifying special purpose entity (the “QSPE”). From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

In connection with the transaction, Susquehanna has entered into a back-up servicing agreement pursuant to which it has agreed to service the automobile leases and related vehicles beneficially owned by the QSPE if Hann is terminated as servicer. If Susquehanna were appointed servicer, it would receive a servicing fee each month.

The debt issued in the revolving securitization transaction will bear a floating rate of interest. In this transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly and if the funds on deposit in a yield supplement account established by the QSPE are less than a targeted amount. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain a required hedge agreement would be an event of default under its loan documents.

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

Summary of Prior Years’ Securitization Transactions

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related leased vehicles to a wholly owned “QSPE” (the “Issuer”). The Issuer financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset backed notes. The initial recorded PV Receivable for the 2003 transaction was $12.0 million, and the fair value of this PV Receivable at September 30, 2004 was $4.8 million.

During the third quarter of 2002, Hann entered into a revolving securitization transaction. In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $250.0 million from a non-related, asset-backed commercial paper issuer (the “lender”); however, the lender is not committed to make loans to the QSPE. During the third quarter of 2004, Hann made no transfers to the QSPE of beneficial interests in automobile leases and related vehicles. For the nine months ended September 30, 2004, Hann transferred to the QSPE the beneficial interest in $194.9 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At September 30, 2004, the total residual value of the vehicles in the portfolio for this transaction was $56.3 million, and our maximum obligation under the Residual Interest Agreement at September 30, 2004, was $6.8 million.

Sale-leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately

$116.9 million at September 30, 2004. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At September 30, 2004, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $49.9 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of September 30, 2004.

Securitization Transactions

As a result of the June 2004 clean-up call, the reimbursement obligations under the 2001 transaction to a lender under a letter of credit facility have terminated. At June 30, 2004, we were no longer obligated to make payments in an amount up to $20.5 million under this letter of credit upon a contractual breach by Auto Lenders.

Sale-Leaseback Transaction

Under the existing sale-leaseback transaction, we guarantee certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If we fail to maintain our investment-grade senior unsecured long-term debt ratings, then we must obtain a $35.1 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure our obligations under the guarantee. We also have obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if we fail to make payments under the guarantee.

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

Agency Agreement and Lease Sales

With regard to the agency arrangement, our maximum obligation under the Residual Interest Agreement at September 30, 2004 was $6.8 million.

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

PART II. OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	Employment Agreement dated August 26, 2004 between the registrant and Michael M. Quick is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 31, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications

(b)	Reports on Form 8-K.

(i)	On July 27, 2004, the registrant furnished a report on Form 8-K regarding its issuance of a press release announcing financial results for its second quarter ended June 30, 2004.

(ii)	On August 31, 2004, the registrant filed a report on Form 8-K regarding the execution of an Employment Agreement between the registrant and Michael M. Quick on August 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 9, 2004	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 9, 2004	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Employment Agreement dated August 26, 2004 between the registrant and Michael M. Quick is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 31, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications