Form 10-K
period 2004-12-31
SUSQUEHANNA BANCSHARES INC
filed 2005-03-16
CIK 700863

Annual Report

on Form 10-K

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,074,647,783 as of June 30, 2004, based upon the closing price quoted on the Nasdaq National Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 28, 2005, was 46,618,074.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2005 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to our commercial banks, we operate a trust and investment company, an asset management company, a property and casualty insurance brokerage company, a commercial leasing company and a vehicle leasing company. As of December 31, 2004, we had total assets of $7.5 billion, consolidated net loans and leases of $5.3 billion, deposits of $5.1 billion and shareholders’ equity of $752 million.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web-site address is www.susquehanna.net. Our stock is traded on the Nasdaq National Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

As a financial holding company with operations in multiple states, we manage our subsidiaries on a local community basis. We believe that this approach differentiates us from other large competitors because it gives our subsidiaries greater flexibility to better serve their markets and increase responsiveness to the needs of local customers. We do, however, continuously review our business in order to achieve greater economies of scale and cost savings, and enhance earnings. In 2004, we began implementing our corporate-wide branding and bank realignment projects, which are continuing in 2005, with the specific goals of enhancing operational and administrative efficiencies while further improving service to our banking customers. In addition, the bank realignment effort will create banks of greater size, allowing us to increase our presence in target markets. We believe the combination of all these goals will produce a number of the operational benefits of a larger organization while allowing us to continue to work effectively at the local level. At the holding company level, we provide our banking subsidiaries guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial and administrative services. We seek to grow the organization profitably by increasing market share, standardizing products, closely managing yields, increasing certain lines of income while reducing the proportional contribution of others as appropriate, considering acquisitions that fit our business model and future direction, and controlling expenses. We believe the branding strategy and bank realignment projects are two significant steps forward towards many of these objectives.

Market Areas

Our Bank Subsidiaries

•	Market Area 1. Susquehanna Patriot Bank was formed in June 2004 by the merger of Equity Bank, our wholly-owned subsidiary, and Patriot Bank, which we acquired on June 10, 2004. Susquehanna Patriot Bank operates primarily in the Suburban Philadelphia, Pennsylvania and Southern New Jersey market area, which is comprised of Berks, Chester, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties in Pennsylvania and Gloucester, Burlington and Camden counties in New Jersey. The New Jersey state-chartered bank operates 37 banking offices.

•	Market Area 2. Susquehanna Bank PA (formerly Farmers First Bank), First Susquehanna Bank & Trust and WNB Bank operate primarily in the Central Pennsylvania market area, which is comprised of York, Lancaster, Snyder, Union, Lycoming, Columbia and Northumberland counties in Pennsylvania. As part of the corporate-wide branding strategy mentioned above, Farmers First Bank changed its name to Susquehanna Bank PA on November 5, 2004. First Susquehanna Bank & Trust and WNB Bank became part of Susquehanna Bank PA on January 21, 2005. The Pennsylvania state-chartered bank operates 58 Pennsylvania banking offices.

•	Market Area 3. Susquehanna Bank operates primarily in the suburban Baltimore and Central Maryland market area, which is comprised of the City of Baltimore and the counties of Harford, Baltimore, Anne Arundel, Howard and Carroll in Maryland. Farmers & Merchants Bank and Trust, Citizens Bank of Southern Pennsylvania and First American Bank of Pennsylvania operate primarily in the Western Maryland market area, the southwestern most part of our Pennsylvania market area and a small area of West Virginia, which is comprised of Garret, Allegany, and Washington counties in Maryland, Bedford, Blair and Franklin counties in Pennsylvania and Berkeley and Jefferson counties in West Virginia. As part of the bank realignment discussed above, and pending regulatory approval, on or about April 1, 2005, Susquehanna Bank, Citizens Bank of Southern Pennsylvania and First American Bank of Pennsylvania will be merged into Farmers & Merchants Bank and Trust, who will subsequently change its name to Susquehanna Bank. Upon completion of this particular bank realignment, it is projected that the Maryland state-chartered bank will operate a total of 62 banking offices.

The following table sets forth information, for the year ended December 31, 2004, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Net Income		Percent of Total
	(dollars in thousands)
Bank Subsidiaries:
Market Area 1:
Susquehanna Patriot Bank(2)	$2,021,696	27.0%	$57,986	17.6%	$20,072		28.6%

Market Area 2:
Susquehanna Bank PA(3)	1,672,085	22.4	64,157	19.5	20,223		28.8
First Susquehanna Bank & Trust	351,742	4.7	16,242	4.9	3,961		5.6
WNB Bank	312,167	4.2	16,373	5.0	5,665		8.1

Market Area 3:
Susquehanna Bank	1,438,719	19.2	48,829	14.9	12,486		17.8
Farmers and Merchants Bank & Trust	949,631	12.7	41,905	12.8	10,975		15.6
Citizens Bank of Southern Pennsylvania	244,911	3.3	10,828	3.3	3,043		4.3
First American Bank of Pennsylvania	217,973	2.9	9,130	2.8	2,637		3.8

Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	3,588	0.1	10,617	3.2	1,592		2.3
Valley Forge Asset Management Corp.	24,005	0.3	12,959	3.9	2,023		2.9
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	610,437	8.2	30,811	9.4	(3,114	)(4)	(4.4)
Susquehanna Patriot Commercial Leasing Company, Inc.	104,805	1.4	12,039	3.7	1,446		2.1
The Addis Group, LLC	29,796	0.4	8,608	2.6	1,414		2.0
Consolidation adjustments and other non-bank subsidiaries	(506,482)	(6.8)	(11,876)	(3.6)	(12,243)		(17.5)

TOTAL	$7,475,073	100.0%	$328,608	100.0%	$70,180		100.0%

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Patriot Commercial Leasing Company, Inc., a wholly-owned subsidiary.
(3)	Excludes Susquehanna Trust & Investment Company, a wholly-owned subsidiary.
(4)	Does not include corporate tax benefits generated by Hann nor incremental benefits to the banks for loans and leases originated by Hann. When these benefits not recorded on Hann’s books are taken into consideration, Hann’s net income for 2004 would have been $291 with a corresponding reduction in net income in the bank subsidiaries.

As of December 31, 2004, non-interest income represented 35% of our total revenue. Bank subsidiaries contributed 47% of total non-interest income, and non-bank affiliates 53% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.2% of total average loans and leases.

As of December 31, 2004, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$760,106	14.5%
Real estate – construction	741,660	14.1
Real estate secured – residential	1,611,999	30.7
Real estate secured – commercial	1,252,753	23.8
Consumer	351,846	6.7
Leases	534,644	10.2

Total loans and leases	$5,253,008	100.0%

As of December 31, 2004, core deposits funded 70% of our lending and investing activities. The following chart reflects the total assets, loans and deposits of our banking operations in each of our primary markets as of December 31, 2004:

	Assets	Percent of Total	Loans and Leases	Percent of Total	Deposits	Percent of Total
	(dollars in thousands)
Market Area 1	$2,021,696	28.3%	$1,261,871	24.7%	$1,358,444	26.4%
Market Area 2	2,335,994	32.7	1,731,228	33.9	1,720,825	33.5
Market Area 3	2,842,234	39.8	2,167,639	42.5	2,064,742	40.1
Consolidation and elimination adjustments	(61,000)	-0.8	(61,000)	-1.1	0	0

Total	$7,138,924	100.0%	$5,099,738	100.0%	$5,144,011	100.0%

Our Non-bank Subsidiaries. Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as our bank subsidiaries. The Addis Group, LLC operates primarily in Southeastern Pennsylvania, Southern New Jersey and Northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, Eastern Pennsylvania and Southeastern New York. Susquehanna Patriot Commercial Leasing Company, Inc. operates throughout the continental United States.

While conditions in our market area are presently stable, a variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, war or political instability) may affect such stability, both in our markets as well as national markets. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles and local economic factors.

Products and Services

Our Bank Subsidiaries. Our commercial bank subsidiaries operate as an extensive branch network and maintain a strong market presence in our primary markets. They provide a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, student loans, automobile loans, personal loans and internet banking services. They also provide a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans and internet banking services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial and personal property and casualty insurance, and risk management programs, for medium and large size companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank PA, provides traditional trust and custodial services, and acts as administrator, executor, guardian and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services. Susquehanna Patriot Commercial Leasing Company, Inc., a subsidiary of Susquehanna Patriot Bank, provides comprehensive commercial leasing services.

Our Long-Term Strategy

General. We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships by cross-selling a comprehensive range of financial services and products by a highly trained and motivated employee sales force. In 2002, we implemented a long-term strategic plan to enhance shareholder value. Its three main components are: growing our business profitably through the specific methods mentioned above; developing our sales culture; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications and organizational structure.

2004 Strategic Results. In 2004, we further refined our strategic plan and focused on the following strategic priorities:

•	core bank performance and sales culture development;

•	implementation of platform automation;

•	integration of Patriot Bank Corp.;

•	strengthening our mortgage company; and

•	devising and implementing a company-wide branding strategy.

A summary of our 2004 strategic results is as follows:

Core Bank Performance and Sales Culture Development. An integral part of our strategic plan in 2004 was to improve our core bank growth by continuing our emphasis on building a sales culture throughout our bank subsidiaries. With a focused effort on training our employees, we achieved significant results. Deposits at December 31, 2004 increased 24% over December 31, 2003, rising from $4.1 billion to $5.1 billion year over year. Excluding the $648.8 million in deposits assumed through the Patriot acquisition, deposits increased 8%. Loans and leases rose to $5.3 billion at December 31, 2004, an increase of 23% over December 31, 2003. Excluding the $651.5 million in loans acquired from Patriot, loans increased 8%.

Implementation of Platform Automation. We furthered our sales culture development by implementing platform automation throughout our banking affiliates beginning in June 2004. Platform automation, which is now fully operational at all of our branches, improves the banking experience for both customers and employees by making the account opening process easier and faster, allowing our employees more time to focus on developing customer relationships. Concurrent with the implementation of platform automation, we are engaged in testing a new automated loan processing system, which we intend to implement in 2005.

Integration of Patriot Bank Corp. On June 10, 2004, we consummated our acquisition of Patriot Bank Corp. On the same date, Patriot Bank, which previously had been a wholly-owned subsidiary of Patriot Bank Corp., was merged into Equity Bank, our wholly-owned subsidiary. Equity Bank, the surviving entity in the merger, subsequently changed its name to Susquehanna Patriot Bank. The merger expanded our presence in the Pennsylvania counties of Chester and Montgomery and introduced us to the growing markets in Pennsylvania’s Berks, Lehigh and Northampton counties.

Strengthening our Mortgage Company. In 2004 we developed and deployed our SMC On-Line mortgage application product. This tool combines the benefits of a customized internet-based system with the expertise of our banking representatives. A customer is able to visit any of our bank affiliates and meet with a representative, who may then use SMC On-Line with the customer to expedite the loan application process. This combination allows the customer to get rapid, comprehensive answers while reducing the difficulties of a self-application process, which can oftentimes result in frustrating errors and incorrect information. The result of our approach is a significantly enhanced loan application experience that improves customer service.

Devising and Implementing a Corporate-Wide Branding Strategy. In December 2003 we embarked on a corporate-wide branding study involving outside corporate identity and brand specialists, as well as input from employees and customers. We unveiled the results of that study and introduced a new brand identity program at our 2004 annual shareholders meeting. Our new look, which is called our brand identity, is the unique combination of name and graphic elements – color, shape, symbol and typeface – and is now being used to represent our organization and operating affiliates under one brand.

The new brand identity debuted at Susquehanna Patriot Bank in June, and was applied to Susquehanna in September and Susquehanna Bank PA in November. Over the next year, the new brand identity will be applied to our other affiliates on a rolling schedule.

Mergers and Acquisitions

Bank Charter Consolidations. In connection with our new corporate-wide branding strategy, on October 1, 2004, we announced our decision to combine our eight banking subsidiaries into three entities:

•	Susquehanna Patriot Bank. Susquehanna Patriot Bank resulted from the merger of Patriot Bank and Equity Bank in June 2004, as described above.

•	Susquehanna Bank PA. On November 5, 2004, Farmers First Bank changed its name to Susquehanna Bank PA. On January 21, 2005, WNB Bank and First Susquehanna Bank & Trust merged into Susquehanna Bank PA.

•	Susquehanna Bank. Subject to regulatory approval, we expect to merge Susquehanna Bank, Citizens Bank of Southern Pennsylvania and First American Bank of Pennsylvania into Farmers & Merchants Bank and Trust, who will subsequently change its name to Susquehanna Bank, in the second quarter of 2005.

Brandywine Benefits Corporation. On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively, “Brandywine”). Brandywine is a financial planning, consulting and administration firm specializing in retirement benefits plans for small to medium-sized businesses.

Future Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. While any such acquisition may occur in any market area, the four major growth corridors that we are currently focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprised of Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard, Carroll and Anne Arundel counties in Maryland;

•	the Greater Delaware Valley corridor, comprised of Chester, Montgomery, Delaware and Bucks counties in Pennsylvania, the City of Philadelphia, and Gloucester, Camden, Burlington and Mercer counties in New Jersey;

•	the Interstate 81 corridor, comprised of Franklin, Cumberland and Adams counties in Pennsylvania, Washington and Frederick counties in Maryland, and Berkeley and Jefferson counties in West Virginia; and

•	the contiguous market area that would fill in between our current bank subsidiaries.

We currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Employees

As of December 31, 2004, we had 2,027 full-time and 279 part-time employees.

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

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, our bank subsidiaries and we compete with numerous super-regional institutions with significantly greater resources and assets that conduct banking business throughout the region.

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

Our bank subsidiaries are also subject to regulation and supervision. Susquehanna Bank PA (including First Susquehanna Bank & Trust and WNB Bank, which were both merged into Susquehanna Bank PA on January 21, 2005), Citizens Bank of Southern Pennsylvania, and First American Bank of Pennsylvania are all Pennsylvania state banks subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Susquehanna Patriot Bank is a New Jersey state member bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Federal Reserve Board. Farmers & Merchants Bank and Trust and Susquehanna Bank are both Maryland state banks subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the FDIC. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2004 consisted of providing our customers with banking, trust and other financial products and services. These services include commercial banking through our subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), commercial leasing through Susquehanna Patriot Commercial Leasing Company, Inc., investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 84% of our gross revenues in 2004 and 80% of our gross revenues in 2003.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“tier 1 capital”). The remainder of total capital (“tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, and unrealized gains on equity securities.

At December 31, 2004, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 8.13% and 11.30%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2004, our leverage ratio was 7.30%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by their respective federal regulatory agencies. No such agency has advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to it.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors from the major industrialized countries. It develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace the 1988 accord. The new capital accord sets capital requirements for operational risk and refines the existing capital requirements for credit risk and market risk exposures. “Operational risk” in this context means the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The ultimate timing for the effectiveness of the new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, we currently anticipate that the U.S. federal banking agencies will release the proposed implementing rules during 2005 with a view to their becoming final during 2006 and effective in 2008. The new capital rules that may arise out of the new BIS capital accord could increase the minimum capital requirements applicable to us and could otherwise have a competitive impact on us.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2004, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies have been eliminated. In addition, the federal banking agencies are generally permitted to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania and West Virginia have enacted legislation authorizing de novo branching by banks located in states offering reciprocal treatment to their institutions. Maryland and Ohio have as well, but without the reciprocity requirement. Delaware, New Jersey and New York do not allow entry through de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which we now operate.

USA Patriot Act of 2001. A major focus of governmental policy applicable to financial institutions in recent years has been the effort to combat money laundering and terrorism financing. The USA Patriot Act of 2001 was enacted to strengthen the ability of the U.S. law enforcement and intelligence communities to achieve this goal. The Act requires financial institutions, including our banking and broker-dealer subsidiaries, to assist in the prevention, detection and prosecution of money laundering and the financing of terrorism. The Act established standards to be followed by institutions in verifying client identification when accounts are opened and provides rules to promote cooperation among financial institutions, regulators and law enforcement organizations in identifying parties that may be involved in terrorism or money laundering. Although we cannot predict the ultimate impact of the Act and its implementing regulations, we believe that the additional cost to us of complying with them is not likely to be material.

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers. It is also licensed with the securities commissions of various states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 29 other states.

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

Future Legislation. From time to time, various legislation is introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change banking statutes and our operating environment or that of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon our financial condition or results of operations.

National Monetary Policy. In addition to being affected by general economic conditions, the earnings and growth of Susquehanna and our subsidiaries are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Executive Officers

As of December 31, 2004, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	55	Chairman of the Board, President and Chief Executive Officer
Gregory A. Duncan	49	Executive Vice President and Chief Operating Officer
Drew K. Hostetter	50	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	57	Executive Vice President and Chief Administrative Officer
Michael M. Quick	56	Senior Vice President and Group Executive
David D. Keim	56	Senior Vice President and Chief Risk and Credit Officer
James G. Pierné	53	Senior Vice President and Group Executive
Peter J. Sahd	45	Senior Vice President and Group Executive
Rodney A. Lefever	38	Senior Vice President and Chief Technology Officer
William T. Belden	55	Vice President and Group Executive
Bernard A. Francis, Jr.	54	Vice President and Director of Wealth Management
David T. Swoyer	47	Vice President and Group Executive
Lisa M. Cavage	40	Vice President, Secretary and Counsel

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001 and President since January 2000. From January 1998 until he was named President, he was Senior Vice President. He has also been Chairman of the Board of Susquehanna Bank PA (including its predecessor, Farmers First Bank) since March 2001, and a Director of Farmers & Merchants Bank and Trust since 1985, Boston Service Company, Inc. (t/a Hann Financial Service Corp.) since February 2000, Valley Forge Asset Management Corp. since March 2000, and The Addis Group, LLC. since September 2002.

Gregory A. Duncan was appointed Chief Operating Officer in May 2001 and Executive Vice President in January 2000. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President–Administration.

Drew K. Hostetter was appointed Executive Vice President in May 2001 and has been Treasurer and Chief Financial Officer since 1998. From January 2000 until his appointment as Executive Vice President, he was Senior Vice President. He was also appointed as Chairman of Hann Financial Service Corp. in February 2004.

Edward Balderston, Jr. was appointed Executive Vice President and Chief Administrative Officer in June 2004. From May 2001 until his appointment as Executive Vice President and Chief Administrative Officer, he was Senior Vice President and Group Executive. From May 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President in Charge of Marketing and Human Resources.

Michael M. Quick was appointed Senior Vice President and Group Executive in June 2004. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive of Susquehanna. He was appointed Chairman of Susquehanna Patriot Bank in June 2004. From March 1998 until his appointment as Chairman of the bank, he was President and Chief Executive Officer of Equity Bank.

David D. Keim was appointed Senior Vice President and Chief Risk and Credit Officer in April 2002. From May 2001 until his appointment as Senior Vice President and Chief Risk and Credit Officer, he was Senior Vice President and Group Executive. From April 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President.

James G. Pierné was appointed as Senior Vice President and Group Executive in June 2004. From May 2001 until his appointment as Senior Vice President and Group Executive, we was Vice President and Group

Executive. He was appointed as Chairman, President and Chief Executive Officer of Farmers & Merchants Bank and Trust in March 2002. He also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust from March 2000 to March 2002. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

Peter J. Sahd was appointed Senior Vice President and Group Executive in June 2004. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. From April 1999 until his appointment as Vice President and Group Executive, he was Director - Alternative Delivery Services. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank from August 1994 until April 1999.

Rodney A. Lefever was appointed Senior Vice President and Chief Technology Officer in June 2004. From May 2002 until his appointment as Senior Vice President and Chief Technology Officer, he was Vice President and Chief Technology Officer. From April 2001 until his appointment as Vice President and Chief Technology Officer, he was Chief Technology Officer. Prior to joining Susquehanna, he served as Director, Earthlink Everywhere, Earthlink, Inc. from September 2000 until April 2001, as the President of New Business Development, OneMain.com Inc. from December 1999 until September 2000 and the President of D&E Supernet (and its predecessors) from March 1995 until December 1999.

William T. Belden was appointed Vice President and Group Executive in December 2001 and Chief Executive Officer of Farmers First Bank in March 1999. From 1995 until his appointment as Chief Executive Officer, he was President and Chief Operating Officer of Farmers First Bank.

Bernard A. Francis, Jr. was appointed Vice President in June 2004. From March 2000, he has been President and Chief Executive Officer of Valley Forge Asset Management Corp.

David T. Swoyer was appointed Vice President and Group Executive in December 2004. He was appointed President and Chief Executive Officer of Susquehanna Patriot Bank in July 2004. Prior to his employment with Susquehanna, he was President and Chief Executive Officer of Goodwill Industries of Southern New Jersey/Quaker City Goodwill from 2002 to 2004. Prior to his employment with Goodwill, he was the Managing Director of First Union National Bank’s Capital Markets Group from 1999 to 2001.

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

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2004, we also leased office space located at Topflight Airpark, Showalter Road, Hagerstown, Maryland for our loan servicing center. In 2005, we intend to re-locate this loan servicing center to a leased office space located at 13511 Label Lane, Hagerstown, Maryland.

Our bank subsidiaries operate 157 branches and 16 free-standing automated teller machines. They own 68 of the branches and lease the remaining 89. Seven additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2004, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank PA	9 East Main Street Lititz, Pennsylvania	Owned	40 banking offices in Lancaster and York Counties, Pennsylvania

Citizens Bank of Southern Pennsylvania	35 North Carlisle Street Greencastle, Pennsylvania	Owned	7 banking offices in Franklin County, Pennsylvania

First Susquehanna Bank & Trust	400 Market Street Sunbury, Pennsylvania	Owned	11 banking offices in Northumberland, Snyder, Columbia and Union Counties, Pennsylvania

WNB Bank	329 Pine Street Williamsport, Pennsylvania	Owned	7 banking offices in Lycoming County, Pennsylvania

Farmers & Merchants Bank and Trust	59 West Washington Street Hagerstown, Maryland	Owned	28 banking offices in Washington, Allegany and Garrett Counties, Maryland and Jefferson and Berkeley Counties, West Virginia

Susquehanna Bank	100 West Road Towson, Maryland	Leased	21 banking offices located in Baltimore City and Baltimore, Harford, Howard, Anne Arundel, Carroll and Worcester Counties, Maryland

First American Bank of Pennsylvania	140 East Main Street Everett, Pennsylvania	Owned	6 banking offices in Bedford and Blair Counties, Pennsylvania

Susquehanna Patriot Bank	8000 Sagemore Drive Suite 8101 Marlton, New Jersey	Leased	37 banking offices in Camden, Gloucester and Burlington Counties, New Jersey and Montgomery, Berks, Chester, Lehigh, Northamption and Delaware Counties, Pennsylvania

As of December 31, 2004, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	26 North Cedar Street Lititz, Pennsylvania	Leased	8 offices in Franklin, Lancaster, Lycoming, Montgomery and Northumberland Counties, Pennsylvania, Camden County, New Jersey and Washington County, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Middlesex and Gloucester Counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	2 offices located in Chester and Montgomery County, Pennsylvania

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Susquehanna Patriot Commercial Leasing Company, Inc.	1566 Medical Drive Suite 201 Pottstown, PA 19464	Leased	1 office located in Montgomery County, Pennsylvania

Item 3. Legal Proceedings.

There are no material proceedings to which Susquehanna or any of our subsidiaries are a party or by which, to Susquehanna’s knowledge, we, or any of our subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or our subsidiaries involve routine litigation incidental to our business or that of the subsidiary involved and are not material in respect to the amount in controversy.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Susquehanna common stock is listed for quotation on the Nasdaq National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq National Market System for the years 2004 and 2003, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2004	1st Quarter	$0.22	$24.33	$27.12
	2nd Quarter	0.22	22.18	26.47
	3rd Quarter	0.22	22.36	25.64
	4th Quarter	0.23	24.35	26.55

2003	1st Quarter	$0.21	$20.13	$22.05
	2nd Quarter	0.21	20.66	24.00
	3rd Quarter	0.22	23.35	27.47
	4th Quarter	0.22	24.60	27.99

As of February 28, 2005, there were 6,981 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid by Susquehanna are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code in the case of Susquehanna Bank PA, Citizens Bank of Southern Pennsylvania, First American Bank of Pennsylvania, First Susquehanna Bank & Trust and WNB Bank, the Financial Institutions Article of the Annotated Code of Maryland in the case of Farmers & Merchants Bank and Trust and Susquehanna Bank, the Federal Reserve Act and the New Jersey Banking Act of 1948 in the case of Susquehanna Patriot Bank, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions, summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2004, $62.4 million in the aggregate was available for dividend distributions during calendar 2005 to us from our bank subsidiaries without regulatory approval. Also, our non-bank subsidiaries at December 31, 2004 had approximately $72.5 million which they could dividend to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Item 6. Selected Financial Data.

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2004(1)	2003	2002	2001	2000
	( Amounts in thousands, except per share data)
Interest income	$321,759	$286,020	$316,713	$341,295	$353,416
Interest expense	107,741	99,014	129,473	169,051	188,464
Net interest income	214,018	187,006	187,240	172,244	164,952
Provision for loan and lease losses	10,020	10,222	10,664	7,310	3,726
Noninterest income	114,590	101,750	94,150	84,166	74,010
Noninterest expenses	219,042	189,430	181,663	167,763	155,581
Income before taxes	99,546	89,104	89,063	81,337	79,655
Net income	70,180	62,373	61,721	55,716	54,962
Cash dividends declared on common stock	38,471	34,167	31,985	30,228	27,092

Per Common Share Amounts
Net income:
Basic	$1.61	$1.57	$1.56	$1.42	$1.40
Diluted	1.60	1.56	1.55	1.41	1.40
Cash dividends declared on common stock	$0.89	$0.86	$0.81	$0.77	$0.70
Dividend payout ratio	54.8%	54.8%	51.8%	54.3%	49.3%

Financial Ratios
Return on average total assets	1.04%	1.09%	1.17%	1.14%	1.15%
Return on average shareholders’ equity	10.73	11.58	12.02	11.78	13.01
Net interest margin	3.60	3.65	3.96	3.91	3.83
Average shareholders’ equity to average assets	9.65	9.41	9.73	8.85	8.85

Year-End Balances
Total assets	$7,475,073	$5,953,107	$5,544,647	$5,088,954	$4,792,856
Investment securities	1,245,414	988,222	1,126,407	1,021,091	898,604
Loans and leases, net of unearned income	5,253,008	4,263,272	3,830,953	3,519,498	3,433,610
Deposits	5,130,682	4,134,467	3,831,315	3,484,331	3,249,013
Total borrowings	1,395,365	1,099,403	1,021,194	1,016,845	1,030,812
Shareholders’ equity	751,694	547,382	533,855	493,536	453,437

Selected Share Data
Common shares outstanding (period end)	46,593	39,861	39,638	39,344	39,221
Average common shares outstanding:
Basic	43,585	39,742	39,496	39,263	39,262
Diluted	43,872	40,037	39,781	39,593	39,365
At December 31:
Book value per share	$16.13	$13.73	$13.47	$12.54	$11.56
Market price per common share	$24.95	$25.01	$20.84	$20.85	$16.50
Common shareholders	6,981	6,650	6,131	6,340	6,543

(1)	On June 10, 2004, we completed our acquisition of Patriot Bank Corp. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries. Unless the context requires otherwise, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event (as defined in this report); expectations regarding our branding strategy and internal realignment plans and their potential impact on our efficiency ratios and earnings; and our ability to maintain contingent vehicle liability insurance coverage in vicarious liability states and the impact on us if we cannot. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of the allowance for loan and lease losses;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the inability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Patriot Bank and subsidiaries, (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (“SBLIC”), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses, the valuation of recorded interests in securitized assets, and the valuation of leased asset residual values to be the accounting areas that require the most subjective and complex judgments. The treatment of securitizations and off-balance sheet financing is discussed in detail in the section titled “Securitizations and Off-Balance Sheet Vehicle Lease Financings.”

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

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about lease repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in assumptions, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. Note 1 and the section titled “Securitizations and Off-Balance Sheet Vehicle Lease Financings” provide additional information regarding recorded interests.

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

Subsequent Events

On January 21, 2005, we merged two of our subsidiary banks, First Susquehanna Bank and Trust (Sunbury, Pa.) and WNB Bank (Williamsport, Pa.), into our Susquehanna Bank PA subsidiary. As a result, the Pennsylvania state-chartered Susquehanna Bank PA will have assets of approximately $2.3 billion. This action was taken as part of the consolidation plan we announced in October 2004. In April 2005, we plan to form our third branded bank, Susquehanna Bank, by combining the following subsidiaries: Citizens Bank of Southern Pennsylvania (Greencastle, Pa.), Farmers & Merchants Bank and Trust (Hagerstown, Md.), First American Bank of Pennsylvania (Everett, Pa.), and Susquehanna Bank (Towson, Md.).

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively “Brandywine”) located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. We will merge Brandywine into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of our wealth management affiliate, VFAM.

Executive Overview

Our Business and Strategy

Susquehanna was incorporated in Pennsylvania in 1982. We manage our subsidiaries on a local community basis. We believe that this approach differentiates us from other large competitors because it gives our subsidiaries greater flexibility to better serve their markets and increase responsiveness to the needs of local customers. We do, however, continuously review our business in order to achieve greater economies of scale and cost savings, and to enhance earnings. In 2004, we began implementing our corporate-wide branding and bank realignment projects, which are continuing in 2005, with the specific goals of enhancing operational and administrative efficiencies while allowing us to further improve service to our banking customers. In addition, the bank realignment effort will create banks of greater size, allowing us to increase our presence in target markets. We believe the combination of all these goals will produce a number of the operational benefits of a larger organization while allowing us to continue to work effectively at the local level. At the holding company level, we also provide our banking subsidiaries guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial and administrative services. We seek to grow the organization profitably by increasing market share, standardizing products, closely managing yields, increasing certain lines of income while reducing the proportional contribution of others as appropriate, consider acquisitions that fit our business model and future direction, and controlling expenses. We believe the branding strategy and bank realignment projects are two significant steps forward towards many of these objectives.

As a $7.5 billion asset financial holding company operating in multiple states, we seek to attain diversified revenue streams and income. At December 31, 2004, we had eight commercial banks, a trust and investment company, an asset management company, a property and casualty insurance brokerage company, a commercial leasing company and a vehicle leasing company. These businesses have specific metrics by which management evaluates their performance. We believe this diversification strategy allows us to extend additional services to our customers and opportunities to our shareholders.

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

In 2002, we implemented a long-term strategic plan to enhance shareholder value. Its three main components are: growing our business profitably through the specific methods mentioned above; developing our sales culture; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives that we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications and organizational structure.

Trends and Events

We met most of our financial goals set for 2004. The banks and wealth management improved as planned in 2004. Total deposits on an organic basis grew 10% in 2004. Loans and leases on an organic basis grew 8%. Our target for both of these areas for 2004 was 8%. Wealth management slightly exceeded $5 billion in assets under management and administration. Our target for 2004 was to reach $5 billion. If not for the underperformance of our auto leasing business, Hann Financial, we would have achieved each of our publicly stated goals. While Hann has been accretive to earnings from 2000 to 2003 by 22 cents per share, it was 8 cents dilutive to earnings per share for 2004. We are working on several improvements to Hann’s business plan including new revenue producing initiatives and a new process to attain better execution of securitization transactions. Additionally, Auto Lenders, Hann’s third party residual value guarantor, has established a fourth retail facility and will bring on line a new central vehicle reconditioning center in the second quarter of 2005. Approximately 84% of our revenue is derived from the banks, where we are seeking to increase income through a variety of means.

Susquehanna seeks net income through diversified, quality revenues. Our major source of operating revenues is net interest income, which is largely derived from our banking operations. As a result, net interest income and many of its components are important metrics by which management evaluates our banks and the holding company’s return on its investments. Noninterest income is derived across multiple business units including but not limited to our banks, wealth management and insurance organizations, and automobile leasing business. We have sought to increase the proportional contribution of noninterest income through targeted efforts that would increase fee income, most specifically from our wealth management organization. The wealth management organization experienced robust growth in 2004, increasing assets 19%, to $5.0 billion at December 31, 2004. Our acquisition of the Brandywine Benefits Corporation and Rockford Pensions, LLC on February 1, 2005, is an example of how we try to enhance this area and our noninterest income opportunities.

We look to increase revenue and income through revenue generation efforts and efficiency improvements. The efficiency ratio is an important metric for our industry and for us as it measures how well we are accomplishing these objectives. We consider two efficiency ratios when we evaluate the overall business: efficiency ratio including Hann and efficiency ratio excluding Hann. (Efficiency ratio excluding Hann is a non-GAAP financial measure. For disclosures relating to this ratio, see the section entitled “Supplemental Reporting of Non-GAAP Financial Measures” on the following page.) Efficiency ratio including Hann for 2004 was 66.15%. Organizations with significant nonbank fee-income-generating operations generally have higher efficiency ratios. Our efficiency ratio excluding Hann improved to 61.09% for 2004, from 62.25% in 2003. Susquehanna has targeted an efficiency ratio excluding Hann of 57.0% for 2006. Management believes efficiency ratio excluding Hann to be the preferred measurement because it excludes the volatility of full-term ratios, securitization gains, and residual values of Hann and provides more focused visibility into our core business activities.

Results of Operations

Acquisition of Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Summary of 2004 Compared to 2003

Net income for the year ended December 31, 2004 was $70.2 million, an increase of $7.8 million, or 12.5%, over 2003 net income of $62.4 million. Net interest income increased to $214.0 million for 2004, from $187.0 million in 2003. Our earnings performance continues to be enhanced by improvements in non-interest income, which, during the year 2004, equaled 35% of total revenues and increased $12.8 million over 2003. Non-interest expenses increased 15.6%, to $219.0 million for 2004, from $189.4 million for 2003.

Additional information is as follows:

	Twelve Months Ended December 31,
	2004	2003
Diluted Earnings per Share	$1.60	$1.56
Return on Average Assets	1.04%	1.09%
Return on Average Equity	10.73%	11.58%
Return on Average Tangible Equity(1)	14.36%	13.16%
Efficiency Ratio	66.15%	65.09%
Efficiency Ratio excluding Hann(1)	61.09%	62.25%

The following discussion details the factors that contributed to these results.

(1) Supplemental Reporting of Non-GAAP Financial Measures

Susquehanna has presented a return on average tangible equity, which is a non-GAAP financial measure and is most directly comparable to the GAAP measurement of return on average equity. For purposes of computing return on average tangible equity, we have excluded the balance of intangible assets and their related amortization expense from our calculation of return on average tangible equity to allow us to review the core operating results of our company. This is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average tangible equity to return on average equity is set forth below.

Return on average equity (GAAP basis)	10.73%	11.58%
Effect of excluding average intangible assets and related amortization	3.63%	1.58%
Return on average tangible equity	14.36%	13.16%

Susquehanna has presented an efficiency ratio excluding Hann, which is a non-GAAP financial measure and is most directly comparable to the GAAP presentation of efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effects of our auto leasing subsidiary, Hann. Management believes this to be a preferred measurement because it excludes the volatility of full-term ratios, securitization gains, and residual values of Hann and provides more focused visibility into our core business activities. A reconciliation of efficiency ratio excluding Hann to efficiency ratio is set forth below.

Efficiency ratio (GAAP basis)	66.15%	65.09%
Effect of excluding Hann	5.06%	2.84%
Efficiency ratio excluding Hann	61.09%	62.25%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased in 2004, to $214.0 million, as compared to the $187.0 million attained in 2003. Net interest income as a percentage of net interest income plus other income was 65% for the twelve months ended December 31, 2004, 65% for the twelve months ended December 31, 2003, and 67% for the twelve months ended December 31, 2002.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of noninterest-bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expense and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Table 2 illustrates the changes in net interest income caused by changes in average volume, rates, and yields.

The increase in our net interest income in 2004, as compared to 2003, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced modest improvements in our net interest margin in the third and fourth quarters of 2004, due to recent increases in interest rates. These improvements, however, have not been enough to significantly offset the decline experienced in the first half of 2004, and consequently, our net interest margin for 2004 decreased five basis points, to 3.60%, from 3.65% for 2003. We believe that the Federal Reserve will continue to raise the federal funds target rate in small increments throughout 2005, and as a result, we anticipate additional improvement in our net interest margin.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled “Market Risks.”

TABLE 1 - Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2004			2003			2002
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short - term investments	$72,405	$815	1.13	$77,505	$705	0.91	$73,157	$1,351	1.85
Investment securities:
Taxable	1,159,860	42,513	3.67	1,104,863	37,893	3.43	966,156	52,497	5.43
Tax - advantaged	33,141	2,411	7.27	30,842	2,217	7.19	53,174	3,762	7.07

Total investment securities	1,193,001	44,924	3.77	1,135,705	40,110	3.53	1,019,330	56,259	5.52

Loans and leases, (net):
Taxable	4,668,299	273,781	5.86	3,910,353	243,236	6.22	3,657,342	257,977	7.05
Tax - advantaged	75,565	4,743	6.28	59,179	4,222	7.13	48,230	3,758	7.79

Total loans and leases	4,743,864	278,524	5.87	3,969,532	247,458	6.23	3,705,572	261,735	7.06

Total interest - earning assets	6,009,270	$324,263	5.40	5,182,742	$288,273	5.56	4,798,059	$319,345	6.66

Allowance for loan and lease losses	(49,012)			(40,868)			(39,193)
Other non - earning assets	816,524			582,652			514,147

Total assets	$6,776,782			$5,724,526			$5,273,013

Liabilities
Deposits:
Interest - bearing demand	$1,640,525	$16,803	1.02	$1,195,656	$9,473	0.79	$991,096	$12,429	1.25
Savings	552,950	2,115	0.38	498,157	1,999	0.40	461,947	4,036	0.87
Time	1,776,623	49,484	2.79	1,601,495	51,419	3.21	1,643,785	66,034	4.02
Short - term borrowings	358,348	4,261	1.19	352,271	3,582	1.02	338,903	10,130	2.99
FHLB borrowings	640,397	22,529	3.52	587,305	22,420	3.82	544,176	28,108	5.17
Long - term debt	190,649	12,550	6.58	141,425	10,120	7.16	116,910	8,736	7.47

Total interest - bearing liabilities	5,159,492	$107,742	2.09	4,376,309	$99,013	2.26	4,096,817	$129,473	3.16

Demand deposits	783,551			646,971			545,971
Other liabilities	179,584			162,828			116,926

Total liabilities	6,122,627			5,186,108			4,759,714
Equity	654,155			538,418			513,299

Total liabilities & shareholders' equity	$6,776,782			$5,724,526			$5,273,013

Net interest income / yield on average earning assets		$216,521	3.60		$189,260	3.65		$189,872	3.96

Additional Information

Average loan balances include non accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

TABLE 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2004 Versus 2003 Increase (Decrease) Due to Change in			2003 Versus 2002 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(48)	$158	$110	$76	$(722)	$(646)
Investment securities:
Taxable	1,941	2,679	4,620	6,758	(21,362)	(14,604)
Tax-advantaged	167	27	194	(1,604)	59	(1,545)

Total investment securities	2,108	2,706	4,814	5,154	(21,303)	(16,149)
Loans (net of unearned income):
Taxable	45,065	(14,520)	30,545	17,068	(31,809)	(14,741)
Tax-advantaged	1,071	(550)	521	801	(337)	464

Total loans	46,136	(15,070)	31,066	17,869	(32,146)	(14,277)

Total interest-earning assets	$48,196	$(12,206)	$35,990	$23,099	$(54,171)	$(31,072)

Interest Expense
Deposits:
Interest-bearing demand	$4,103	$3,227	$7,330	$2,226	$(5,182)	$(2,956)
Savings	213	(97)	116	294	(2,331)	(2,037)
Time	5,284	(7,219)	(1,935)	(1,660)	(12,955)	(14,615)
Short-term borrowings	64	615	679	(2,409)	(4,139)	(6,548)
FHLB borrowings	1,942	(1,833)	109	2,092	(7,780)	(5,688)
Long - term debt	3,293	(863)	2,430	1,767	(383)	1,384

Total interest-bearing liabilities	14,899	(6,170)	8,729	2,310	(32,770)	(30,460)

Net Interest Income	$33,297	$(6,036)	$27,261	$20,789	$(21,401)	$(612)

Changes which are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

Commercial and commercial real estate loans are internally risk rated, using a standard rating system, by our loan officers and periodically reviewed by loan quality personnel. Consumer loans, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

In 2002, we changed the methodology for calculating the allowance for loan and lease losses. Under this new methodology, loss rates for the last three years on a rolling quarter-to-quarter basis are determined for: (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction) and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). The loss rates are calculated for each affiliate bank, and they are applied to loan balances of the portfolio segments described above.

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

Prior to 2002, we did not have a standard risk rating system for affiliate banks. The banks used their own methodology for calculating the allowance, and loss data was not broken out in as many categories, particularly real estate loans, because the data was not available. Table 10, “Allocation of Allowance for Loan and Lease Losses,” reflects comparative data for 2004, 2003 and 2002 using the revised methodology. The prior years’ allocations for real estate in total are consistent. If data were available, and we could retroactively apply our current methodology to prior years, we believe the allocation between the categories of real estate – construction and real estate - mortgage would be consistent with 2004, 2003, and 2002 allocations.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at December 31, 2004. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2004.

As illustrated in Table 3, the provision for loan and lease losses was $10.0 million for 2004 and $10.2 million in 2003. This $0.2 million decrease in the provision is the result of the continuing strength of our asset quality as evidenced by the decrease in total non-performing assets as a percentage of period-end loans and leases plus other real estate owned, from 0.65% at December 31, 2003, to 0.41% at December 31, 2004. The allowance for loan and lease losses at December 31, 2004 was 1.03% of period-end loans and leases, or $54.1 million, compared with 1.00% or $42.7 million at December 31, 2003.

Should the economic climate deteriorate, borrowers may experience increasing difficulty in meeting their payment obligations, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision. In addition, regulatory authorities, as an integral part of their examinations, periodically review the level of the allowance for loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2004 and 2003 was $0.10 million and $0.06 million, respectively. Interest income that would have been recorded on these loans under the original terms was $1.0 million and $0.7 million for 2004 and 2003, respectively. At December 31, 2004, we had no outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off at 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan to value ratio.

Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2004, non-performing assets totaled $21.7 million and included $1.3 million in other real estate acquired through foreclosure. At December 31, 2003, non-performing assets totaled $27.8 million, and included $2.9 million in other real estate acquired through foreclosure and a $5.8 million restructured loan.

At December 31, 2003, we had a restructured loan totaling $5.8 million with a long-time borrower. However, in accordance with FAS No.114, information about a restructured loan involving a modification of terms need not be included in disclosures in years after the restructuring if the restructuring agreement has market terms, including a market rate of interest, and the restructured loan is current and is expected to perform in accordance with the modified terms. The removal of this restructured loan from nonperforming assets in January 2004, contributed to the ratio changes noted above.

TABLE 3 - Provision and Allowance for Loan and Lease Losses

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$42,672	$39,671	$37,698	$37,187	$44,465
Allowance acquired in business combination	9,149	0	0	539	0
Allowance transferred to third-party guarantor	0	0	0	0	3,057
Additions to provision for loan and lease losses charged to operations	10,020	10,222	10,664	7,310	3,726
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	2,211	2,340	3,261	2,563	3,314
Real estate - construction	0	0	3	69	415
Real estate secured - residential	948	956	1,271	451	862
Real estate secured - commercial	1,845	1,413	1,143	750	270
Consumer	3,607	3,561	3,657	3,178	4,186
Leases	2,248	1,840	1,697	2,413	653

Total charge-offs	10,859	10,110	11,032	9,424	9,700

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	611	614	283	271	211
Real estate - construction	0	0	16	115	145
Real estate secured - residential	298	289	66	185	217
Real estate secured - commercial	96	128	0	63	7
Consumer	1,493	1,421	1,852	1,326	1,109
Leases	613	437	124	126	64

Total recoveries	3,111	2,889	2,341	2,086	1,753

Net charge-offs	7,748	7,221	8,691	7,338	7,947

Allowance for loan and lease losses, December 31,	$54,093	$42,672	$39,671	$37,698	$37,187

Average loans and leases outstanding	$4,743,864	$3,969,532	$3,705,572	$3,537,316	$3,449,145
Period-end loans and leases	5,253,008	4,263,272	3,830,953	3,519,498	3,433,610
Net charge-offs as a percentage of average loans and leases	0.16%	0.18%	0.23%	0.21%	0.23%
Allowance as a percentage of period-end loans and leases	1.03%	1.00%	1.04%	1.07%	1.08%

TABLE 4 - Non-Performing Assets

At December 31,	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans contractually past due 90 days and still accruing	$10,217	$6,538	$8,208	$11,498	$13,798

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$1,866	$1,735	$3,252	$1,588	$1,858
Real estate - construction	0	128	1,148	1,536	1,374
Real estate secured - residential	5,801	4,157	3,819	2,557	5,371
Real estate secured - commercial	10,611	12,963	9,192	6,702	5,823
Consumer	146	54	245	41	117
Leases	1,983	0	534	3,092	1,998
Restructured loans	0	5,823	0	0	0
Other real estate owned	1,340	2,893	3,151	3,761	4,039

Total non-performing assets	$21,747	$27,753	$21,341	$19,277	$20,580

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	0.41%	0.65%	0.56%	0.55%	0.60%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	265%	172%	218%	243%	225%

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

Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $10.2 million at December 31, 2004, an increase from the $6.5 million at December 31, 2003. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 4, totaled $30.1 million at December 31, 2004, and $22.5 at December 31, 2003. We do not consider this increase to be indicative of any particular trends, as changes to risk ratings occur in the normal course of business. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Noninterest Income

Noninterest income consists of the following:

•	service charges on deposit accounts;

•	asset management fees;

•	fees for trust services;

•	vehicle origination, servicing, and securitization fees;

•	income generated from bank-owned life insurance and reinsurance activities;

•	commissions and fees on casualty and property insurance;

•	commissions on brokerage, life insurance, and annuity sales;

•	net gains on security transactions;

•	net gains on sales of loans; and

•	other miscellaneous income, such as fees for sales of travelers’ checks and money orders, safe deposit box rents, and net gains on the sale of other real estate and branch offices.

Noninterest income, as a percentage of net interest income plus noninterest income, was 35%, 35% and 33% for 2004, 2003, and 2002, respectively.

Noninterest income increased $12.8 million, or 12.6%, in 2004, over 2003. This net increase is composed primarily of the following:

•	Increased service charges on deposit accounts of $2.1 million;

•	Increased asset management fees of $4.1 million;

•	Increased commissions on brokerage, life insurance, and annuity sales of $1.9 million;

•	Increased income from bank-owned life insurance of $2.1 million;

•	Increased net gains on sales of securities of $2.6 million;

•	Net gains on the sales of branch deposits of $3.2 million (included in other); and

•	Decreased vehicle origination, servicing, and securitization fees of $6.3 million.

Service charges on deposit accounts. The 10.7% increase in service charges on deposit accounts is directly related to the acquisition of Patriot and to the increase in demand deposits, from $724.5 million at December 31, 2003, to $853.4 million at December 31, 2004.

Asset management fees and commissions on brokerage, life insurance, and annuity sales. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 40.3%, as assets under management at VFAM increased 27.3%, to $3.6 billion at December 31, 2004, from $2.8 billion at December 31, 2003. The Patriot acquisition contributed $354.6 million to the increase in assets under management. Commissions on brokerage, life insurance, and annuity sales increased 94.9%, to $4.0 million for 2004, from $2.1 million for 2003.

Income from bank-owned life insurance. The 30.8% increase in income from bank-owned life insurance for 2004 can be attributed to the purchase of $50.0 million of life insurance in the third quarter of 2003, $4.9 million in the first quarter of 2004, and $25.0 million in the third quarter of 2004. In addition, we acquired $19.0 million of bank-owned life insurance through the Patriot acquisition.

Net gains on sales of securities. In July and August of 2004, as part of a restructuring of our investment portfolio in response to the Patriot acquisition and EITF 03-01, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” we sold approximately $107.0 million in securities and realized a net, pre-tax gain of approximately $3.8 million.

Net gains on the sales of branch deposits. In the third and fourth quarters of 2004, we sold four branch locations of several banking subsidiaries. We realized an aggregate net pre-tax gain of $3.2 million on the sale of their deposits, totaling $44.2 million, to other financial institutions. These sales were part of our effort to enhance the efficiency of our branch network through our previously announced plans to consolidate and/or sell several locations.

For 2005, we plan to sell seven more branches with aggregate deposits of approximately $96.0 million with an estimated pre-tax gain on the sales of $5.7 million. We expect to incur costs associated with the sales and other branch consolidations of approximately $0.4 million with resultant cost savings, from both sales and consolidations, of approximately $3.0 million in 2005.

Vehicle origination, securitization, and servicing fees. The 24.3% decrease in vehicle origination, servicing, and securitization fees was primarily due to a reduction in securitization fees as a result of the roll-off of earlier securitizations and lower lease origination volumes.

Noninterest Expenses

Non-interest expenses are categorized into the following groupings:

•	employee-related expenses, which includes salaries, benefits, and employment taxes;

•	occupancy expenses, which includes depreciation, rents, maintenance, utilities, and insurance;

•	furniture and equipment expenses, which includes depreciation, rents, and maintenance;

•	amortization of intangible assets;

•	vehicle residual value expense;

•	vehicle delivery and preparation expense; and

•	other expenses (detailed in Table 5) incurred in the operation of our business.

TABLE 5 - Analysis of Other Expenses

Year ended December 31,	2004	2003	2002
	(Dollars in thousands)
Advertising, marketing, and public relations	$6,948	$5,874	$6,005
Communications	3,720	3,822	4,084
FDIC and other insurance	5,048	3,146	3,191
Legal and consulting	4,552	3,528	3,918
Postage and delivery	5,983	5,461	4,994
All other	40,612	35,348	32,958

Total	$66,863	$57,179	$55,150

Noninterest expenses increased $29.6 million, or 15.6%, in 2004, over 2003. Salaries and employee benefits, the largest component of noninterest expense, increased $15.0 million, or 16.4%, from 2003 to 2004. The increase in salaries and benefits was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs.

Charges for occupancy increased $1.9 million, or 13.8%, in 2004, from 2003. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent expense and real estate taxes.

Vehicle delivery and preparation expense for 2004 increased $3.0 million over the prior year’s expense due to an increase in the number of vehicles that were turned in at the end of the lease and needed to be prepared for sale, as opposed to being purchased by the lessee. We believe that the increase in the number of vehicles that were turned in at the end of the lease was caused by new-car manufacturers continuing to offer attractive financing incentives. For 2005, Auto Lenders, Hann’s third party residual value guarantor, will open a new central vehicle reconditioning center which, along with fewer vehicle leases scheduled to mature in 2005, is expected to decrease our vehicle delivery and preparation expense by approximately $2.3 million in 2005. Offsetting this improvement will be an estimated $4.5 million increase in vehicle residual value expense for 2005. However, based upon servicing agreements with Auto Lenders, our vehicle residual value guarantee expense will decline by $5.5 million in 2006 and by another $2.7 million in 2007.

All other expenses increased $9.7 million, net (see Table 5). The inclusion of Patriot operations since June 10, 2004, contributed to a general increase in all expense categories. In addition, we incurred expenses relating to our branding initiative of $1.3 million and expenses relating to our bank realignment project of $0.6 million.

For 2005, we anticipate incurring branding-initiative costs of approximately $2.6 million. We estimate that bank-realignment-related costs in 2005 will be $0.9 million and concomitant savings will be $3.8 million.

Income Taxes

Our effective tax rates for 2004 and 2003 were 29.5% and 30.0%, respectively. The reduction in the effective tax rate for 2004 was primarily related to increased tax-advantaged income as a result of the Patriot acquisition and additional purchases of bank-owned life insurance.

Financial Condition

Summary of 2004 Compared to 2003

Total assets at December 31, 2004 were $7.5 billion, an increase of 25.6%, as compared to total assets of $6.0 billion at December 31, 2003. Loans and leases increased to $5.3 billion at December 31, 2004, from $4.3 billion at December 31, 2003; while deposits increased to $5.1 billion from $4.1 billion during the same time period. Equity capital was $751.7 million at December 31, 2004, or $16.13 per share, compared to $547.4 million, or $13.73 per share, at December 31, 2003.

Acquisition of Patriot Bank Corp on June 10, 2004

The following is a summary of the fair value of assets acquired and liabilities assumed through the purchase of Patriot (in thousands):

Assets
Cash and cash equivalents	$13,804
Securities	303,625
Loans and leases, net of allowance of 9,149	642,255
Premises and other equipment	11,776
Goodwill and other intangibles	190,570
Deferred taxes	11,655
Other assets	35,034

Total assets acquired	$1,208,719

Liabilities
Deposits	$648,797
Borrowings	341,271
Other liabilities	9,685

Total liabilities assumed	999,753

Net assets acquired	$208,966

Investment Securities

We follow FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment:

•	held-to-maturity;

•	trading; or

•	available-for-sale.

Securities identified as “held-to-maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available-for-sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. As a result, our total equity was negatively impacted by $0.1 million as the unrealized losses, net of taxes, on available-for-sale securities increased slightly, from a loss of $2.2 million at December 31, 2003, to a loss of $2.3 million at December 31, 2004. This increased loss was due to the interest-rate environment.

Investment securities available for sale increased $257.1 million from December 31, 2003, to December 31, 2004. As part of the Patriot acquisition, we acquired $303.6 million in available-for-sale securities; however, in July and August of 2004, as part of a restructuring of our investment portfolio in anticipation of the ramifications of EITF 03-01, we sold approximately $107.0 million of these securities.

Securities identified as “trading account securities” are marked-to-market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management, that requires the majority of our security portfolios to be identified as “available-for-sale.” While FAS 115 requires segregation into “held-to-maturity” and “available-for-sale” categories (see Table 6), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

At December 31, 2004, we held no securities of one issuer, other than U. S. Government obligations, where the aggregate book value exceeded ten percent of shareholders’ equity. Furthermore, there were no investment securities whose ratings were less than investment grade at December 31, 2004 and 2003.

TABLE 6 - Carrying Value of Investment Securities

Year ended December 31,	2004		2003		2002
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Treasury	$0	$0	$202	$0	$1,304	$0
U.S. Government agencies	262,340	0	84,679	0	67,003	0
State and municipal	38,219	4,469	18,793	4,340	42,365	4,177
Other securities	7,365	0	7,409	0	0	0
Mortgage-backed securities	868,266	0	832,248	0	978,861	0
Equity securities	64,755	0	40,551	0	32,697	0

Total investment securities	$1,240,945	$4,469	$983,882	$4,340	$1,122,230	$4,177

TABLE 7 - Maturities of Investment Securities

At December 31, 2004	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$2,497	$258,339	$827	$677	$262,340
Amortized cost	2,496	259,881	816	642	263,835
Yield	3.54%	3.28%	4.73%	5.80%	3.29%
Corporate debt securities
Fair value	$0	$7,365	$0	$0	$7,365
Amortized cost	0	7,376	0	0	7,376
Yield	0.00%	3.79%	0.00%	0.00%	3.79%
Mortgage-backed securities
Fair value	$0	$126,913	$443,275	$298,078	$868,266
Amortized cost	0	127,840	448,162	296,322	872,324
Yield	0.00%	3.77%	3.63%	4.73%	4.02%
State and municipal securities
Fair value	$1,617	$9,918	$2,824	$23,860	$38,219
Amortized cost	1,597	9,763	2,779	22,911	37,050
Yield	5.30%	3.49%	6.03%	4.97%	4.67%
Equity securities
Fair value					$64,755
Amortized cost					63,840
Yield					3.16%

Held-to-Maturity

Mortgage-backed securities
Fair value	$0	$0	$0	$4,469	$4,469
Amortized cost	0	0	0	4,469	4,469
Yield	0.00%	0.00%	0.00%	4.03%	4.03%
Total Securities

Fair value	$4,114	$402,535	$446,926	$327,084	$1,245,414
Amortized cost	4,093	404,860	451,757	324,344	1,248,894
Yield	4.23%	3.45%	3.64%	4.74%	3.84%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have not been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities is based on final maturities.

Loans and Leases

Loans and leases increased $989.7 million, from December 31, 2003, to December 31, 2004. Of this increase, Patriot accounted for $651.4 million, resulting in internal core growth of $338.3 million. In general, we believe that the internal growth that occurred in our loan portfolio in 2004 was accomplished through our sales and marketing efforts. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

Table 8 presents loans outstanding, by type of loan, in our portfolio for the past five years. In general, the composition of our loan portfolio, by percentage of total loans, has remained relatively unchanged from December 31, 2003, to December 31, 2004. The greatest percentage changes were between real estate construction loans, which increased by 1.2% of total loans and leases, and consumer loans, which decreased by 1.2% of total loans and leases.

TABLE 8 - Loan and Lease Portfolio

At December 31,	2004		2003		2002		2001		2000
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
	(Dollars in thousands)
Commercial, financial, and agricultural	$760,106	14.5%	$621,438	14.6%	$478,181	12.5%	$434,780	12.4%	$371,320	10.8%
Real estate:
construction	741,660	14.1	549,672	12.9	456,663	11.9	359,445	10.2	264,182	7.7
residential	1,611,999	30.7	1,306,371	30.6	1,246,939	32.5	1,140,678	32.4	1,257,383	36.6
commercial	1,252,753	23.8	1,016,360	23.8	988,633	25.8	822,416	23.4	676,389	19.7
Consumer	351,846	6.7	337,989	7.9	343,537	9.0	325,170	9.2	350,707	10.2
Leases	534,644	10.2	431,442	10.2	317,000	8.3	437,009	12.4	513,629	15.0

Total	$5,253,008	100.0%	$4,263,272	100.0%	$3,830,953	100.0%	$3,519,498	100.0%	$3,433,610	100.0%

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans totaled $371.4 million at December 31, 2004, and an additional $137.6 million was lent against junior liens on residential properties at December 31, 2004. Senior liens on 1 - 4 family residential properties totaled $990.0 million at December 31, 2004, and much of the $1.2 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $46.2 million, while loans secured by multi-family residential properties totaled $113.0 million at December 31, 2004.

Table 9 represents the maturity of commercial, financial, and agricultural loans, as well as real estate construction loans. Table 10 presents the allocation of the allowance for loan and lease losses by type of loan.

TABLE 9 - Loan Maturity and Interest Sensitivity

At December 31, 2004
Maturity	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial, and agricultural	$277,413	$364,332	$118,361	$760,106
Real estate - construction	402,331	269,197	70,132	741,660

	$679,744	$633,529	$188,493	$1,501,766

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$325,758	$150,750	$476,508
Fixed rate		307,771	37,743	345,514

		$633,529	$188,493	$822,022

TABLE 10 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial, financial, and agricultural	$14,066	$9,772	$10,317	$8,783	$7,518
Real estate - construction (1)	3,339	3,095	2,721	10,388	7,632
Real estate secured - residential (1)	9,275	7,448	7,412	N/A	N/A
Real estate secured - commercial (1)	13,760	12,764	10,488	N/A	N/A
Real estate - mortgage (1)	N/A	N/A	N/A	8,545	8,064
Consumer	5,779	5,704	5,077	6,423	6,187
Leases	6,050	2,566	2,414	1,923	2,276
Unused commitments	1,345	1,060	1,094	1,110	2,211
Unallocated	479	263	148	526	3,299

Total	$54,093	$42,672	$39,671	$37,698	$37,187

(1)	In 2002, the methodology used for calculating the allowance for loan and lease losses was changed. Prior years' information is not available in this format. We believe that, if we could retroactively apply the current methodology to prior years, the allocation between real estate construction and real estate mortgage would be consistent with 2004, 2003, and 2002.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 11, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

TABLE 11 - Loan Concentrations

At December 31, 2004, Susquehanna's portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonperforming in Each Category
	(Dollars in thousands)
Residential construction	$48,192	$216,353	$10,081	$274,626	0.14
Land development (site work) construction	42,243	205,060	6,077	253,380	0.00
Real estate - residential	227,535	16,680	4,797	249,012	0.31
Motor vehicles	181,841	4,068	31,117	217,026	0.07
Lessors of professional offices	105,134	30,975	0	136,109	0.09
Manufacturing	44,236	447	82,700	127,383	1.55
Commercial and industrial construction	52,592	54,017	4,685	111,294	0.02
Retail consumer goods	50,569	501	40,501	91,571	1.81
Public services	24,055	2,211	55,366	81,632	0.24
Hotels / motels	70,295	5,333	1,154	76,782	1.76
Medical services	32,344	3,196	32,133	67,673	0.04
Contractors	23,234	2,817	40,925	66,976	0.29
Agriculture	36,063	666	16,628	53,357	0.72
Restaurants/Bars	43,714	1,069	7,730	52,513	1.89

Goodwill and Other Identifiable Intangible Assets

As a result of the Patriot acquisition, we recognized goodwill of $181.5 million, a core deposit intangible of $8.0 million, that will be amortized over ten years, and customer lists of $1.1 million, that will be amortized over five and ten years.

During the third quarter of 2003, cash payments of $4.2 million resulting from the attainment of certain earnings targets were recorded as additional goodwill relating to the Addis acquisition of 2002.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 12.

TABLE 12 - Average Deposit Balances

Year ended December 31,	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$783,551	0.00%	$646,971	0.00%	$545,971	0.00%
Interest-bearing demand deposits	1,640,525	1.02	1,195,656	0.79	991,096	1.25
Savings deposits	552,950	0.38	498,157	0.40	461,947	0.87
Time deposits	1,776,623	2.79	1,601,495	3.21	1,643,785	4.02

Total	$4,753,649		$3,942,279		$3,642,799

Total deposits increased $996.2 million, from December 31, 2003 to December 31, 2004. Of this increase, Patriot accounted for $648.8 million. Also, in the third and fourth quarters of 2004, as part of our realignment project, we sold branch deposits totaling approximately $44.2 million. The net result of these transactions was an increase in total deposits of $391.6 million. Of this net increase, $169.3 million was in brokered certificates of deposit, which are being utilized as an alternative funding source to support the increase in our loan portfolio. We believe that the remainder of the net increase is a direct result of the continuing success of our bank subsidiaries in carrying out our retail and corporate sales initiatives.

We do not rely upon time deposits of $0.1million or more as a principal source of funds, as they represent only 11.4% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $0.1million or more as of December 31, 2004.

TABLE 13 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2004 were as follows:

(Dollars in thousands)
Three months or less	$193,391
Over three months through six months	91,452
Over six months through twelve months	81,516
Over twelve months	219,023

Total	$585,382

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $65.3 million, or 18.4%, from December 31, 2003 to December 31, 2004. The greatest increase within this category occurred in Federal funds purchased, which increased from $55.3 million at December 31, 2003 to $108.6 million at December 31, 2004.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank (“FHLB”) borrowings increased $137.4 million and long-term debt increased $93.3 million from December 31, 2003, to December 31, 2004. Of the increase in FHLB borrowings, the fair value of debt assumed through the Patriot acquisition accounted for $275.6 million, resulting in a net decrease of $138.2 million. The net increase in long-term debt was the result of the fair value of junior subordinated debentures, $23.6 million, assumed through the Patriot acquisition, the issuance of $75.0 million in subordinated notes in May 2004, and the repayment of a subsidiary’s $5.0 million term note in July 2004.

On May 3, 2004, we completed the private placement of $75.0 million aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. We used the net proceeds from the offering to fund the cash portion of the Patriot acquisition and the remaining balance to increase our liquidity and capital position in anticipation of future growth and for general corporate purposes. The notes qualify as Tier 2 Capital under the capital guidelines established by the Federal Reserve Board.

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

In addition, as part of the Patriot acquisition, we assumed $20.5 million in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23.6 million. The $15.5 million in debentures issued to Patriot Capital Trust I bear interest at 10.30% and are callable on or after July 1, 2007. If these debentures are not called, they must be redeemed upon maturity in 2027. The $5.0 million in debentures issued to Patriot Capital Trust II bear interest at the 180-day LIBOR plus 3.70%; the rate at December 31, 2004 was 5.31%. The debentures are callable on any April 22 or October 22 after April 22, 2007. If these debentures are not called, they must be redeemed upon maturity in 2032.

Contractual Obligations and Commercial Commitments

Table 14 presents certain of our contractual obligations and commercial commitments, including Susquehanna’s guarantees on behalf of its subsidiaries, and their expected year of payment or expiration.

Table 14 - Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$1,952,664	$1,014,839	$677,067	$256,004	$4,754
Federal Home Loan Bank borrowings	751,220	240,000	102,286	155,214	253,720
Long-term debt	223,277	50,000	0	0	173,277
Operating leases	47,511	6,316	9,829	7,444	23,922
Contingent cash collateral	35,075	0	0	35,075	0

	Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$124,840	$108,128	$16,712	$0	$0
Guarantees	14,688	0	6,688	8,000	0
Commercial commitments	416,295	318,247	98,048	0	0
Real estate commitments	644,320	264,588	379,732	0	0

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

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus junior subordinated debentures reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2004, our bank subsidiaries had approximately $515.3 million available to them under collateralized lines of credit with various FHLBs; and $185.5 million more was available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $31.5 million for the year ended December 31, 2004 and represented additional sources of liquidity.

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

Our interest rate risk using the static gap analysis is presented in Table 15. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 15 also illustrates our estimated interest rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2004 and 2003. These estimates include anticipated prepayments on commercial and residential loans, mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

TABLE 15 - Balance Sheet Gap Analysis

At December 31, 2004	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$58,372	$0	$0	$362	$58,734
Investments	139,716	222,272	501,504	381,922	1,245,414
Loans and leases, net of unearned income	2,072,313	727,635	1,274,575	1,178,485	5,253,008

Total	$2,270,401	$949,907	$1,776,079	$1,560,769	$6,557,156

Liabilities
Interest-bearing demand	$291,079	$366,940	$829,026	$278,032	$1,765,077
Savings	34,359	102,924	316,686	105,561	559,530
Time	197,689	452,771	506,804	210,018	1,367,282
Time in denominations of $100 or more	194,830	171,667	167,301	51,584	585,382
Total borrowings	770,931	35,193	47,346	541,895	1,395,365

Total	$1,488,888	$1,129,495	$1,867,163	$1,187,090	$5,672,636

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$0	$(213,352)	$(480,041)	$(191,127)
Interest Sensitivity Gap:
Periodic	$781,513	$(392,940)	$(571,125)	$182,552
Cumulative		388,573	(182,552)	0
Cumulative gap as a percentage of total assets	10%	5%	-2%	0%

TABLE 15 - Balance Sheet Gap Analysis (continued)

At December 31, 2003	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$78,400	$0	$0	$562	$78,962
Investments	110,235	208,389	372,953	296,645	988,222
Loans and leases, net of unearned income	1,664,830	666,930	949,667	981,845	4,263,272

Total	$1,853,465	$875,319	$1,322,620	$1,279,052	$5,330,456

Liabilities
Interest-bearing demand	$173,178	$250,067	$653,416	$218,932	$1,295,593
Savings	31,805	95,414	286,253	95,417	508,889
Time	241,966	414,466	395,770	198,856	1,251,058
Time in denominations of $100 or more	115,316	125,159	63,948	50,030	354,453
Total borrowings	614,927	143,727	80,600	260,149	1,099,403

Total	$1,177,192	$1,028,833	$1,479,987	$823,384	$4,509,396

Impact of other assets, other liabilities, capital and noninterest-bearing deposits:	$180,651	$(179,473)	$(403,813)	$(418,425)
Interest Sensitivity Gap:
Periodic	$856,924	$(332,987)	$(561,180)	$37,243
Cumulative		523,937	(37,243)	0
Cumulative gap as a percentage of total assets	15%	9%	-1%	0%

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

Tables 16 and 17 reflect the estimated income effect and economic value of assets, liabilities and equity calculated using certain assumptions we determined as of December 31, 2004, and 2003, at then current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. As noted in Table 16, the economic value of equity at risk as of December 31, 2004 is -4%, at an interest rate change of positive 2%, while Table 17 discloses that net interest income at risk as of December 31, 2004 is 3%, at an interest rate change of positive 2%. The positive rate scenarios are considered more likely, as we and most economists believe that the Federal Reserve will continue to increase short-term interest rates throughout 2005, putting upward pressure on the long-term interest rates, as well.

At December 31, 2004, we were an asset-sensitive institution and should benefit from a continued rise in interest rates in 2005, if that should occur.

TABLE 16 - Balance Sheet Shock Analysis

At December 31, 2004	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$160,574	$160,574	$160,574	$160,574	$160,574
Short-term investments	59,248	59,248	59,248	59,248	59,248
Investment securities:
Held-to-maturity	4,652	4,555	4,461	4,370	4,281
Available-for-sale	1,272,163	1,262,941	1,250,260	1,217,944	1,177,465
Loans and leases, net of unearned income	5,358,087	5,285,541	5,212,443	5,135,232	5,056,609
Other assets	802,187	802,187	802,187	802,187	802,187

Total assets	$7,656,911	$7,575,046	$7,489,173	$7,379,555	$7,260,364

Liabilities
Deposits:
Non-interest bearing	807,724	788,528	770,010	752,140	734,889
Interest-bearing	4,263,365	4,203,808	4,148,725	4,091,392	4,037,260
Total borrowings	1,524,990	1,491,500	1,459,134	1,430,274	1,406,956
Other liabilities	197,332	197,332	197,332	197,332	197,332

Total liabilities	6,793,411	6,681,168	6,575,201	6,471,138	6,376,437
Total economic equity	867,309	895,474	913,431	905,814	879,334
Off balance sheet	3,809	1,596	(541)	(2,603)	(4,593)

Total liabilities and equity	$7,656,911	$7,575,046	$7,489,173	$7,379,555	$7,260,364

Economic equity ratio	11%	12%	12%	12%	12%
Value at risk	$(46,122)	$(17,957)	$0	$(7,617)	$(34,097)
% Value at risk	-5%	-2%	0%	-1%	-4%

TABLE 16 - Balance Sheet Shock Analysis (continued)

At December 31, 2003	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$176,240	$176,240	$176,240	$176,240	$176,240
Short-term investments	78,962	78,962	78,962	78,962	78,962
Investment securities:
Held-to-maturity	4,339	4,339	4,339	4,339	4,339
Available-for-sale	1,009,641	1,003,183	999,708	978,861	949,636
Loans and leases, net of unearned income	4,373,682	4,314,894	4,253,003	4,189,281	4,125,281
Other assets	489,183	488,384	489,168	489,159	489,152

Total assets	$6,132,047	$6,066,002	$6,001,420	$5,916,842	$5,823,610

Liabilities
Deposits:
Non-interest bearing	697,492	682,613	666,849	651,640	636,962
Interest-bearing	3,423,357	3,377,211	3,331,401	3,284,929	3,241,324
Total borrowings	1,173,986	1,162,709	1,143,355	1,125,969	1,110,468
Other liabilities	172,028	172,028	172,028	172,028	172,028

Total liabilities	5,466,863	5,394,561	5,313,633	5,234,566	5,160,782
Total economic equity	665,086	671,455	687,864	682,408	663,014
Off balance sheet	(98)	14	77	132	186

Total liabilities and equity	$6,132,047	$6,066,002	$6,001,420	$5,916,842	$5,823,610

Economic equity ratio	11%	11%	11%	12%	11%
Value at risk	$(22,778)	$(16,409)	$0	$(5,456)	$(24,850)
% Value at risk	-3%	-2%	0%	-1%	-4%

TABLE 17 - Net Interest Income Shock Analysis

At December 31, 2004	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$169	$944	$1,894	$2,875	$3,870
Investments	34,005	41,118	49,046	52,272	53,756
Loans and leases	273,287	296,675	319,644	341,804	363,311

Total interest income	307,461	338,737	370,584	396,951	420,937

Interest expense:
Interest-bearing demand and savings	8,858	15,113	24,198	31,327	39,002
Time	43,484	48,119	53,844	60,004	66,234
Total borrowings	34,653	40,629	47,846	55,610	63,369

Total interest expense	86,995	103,861	125,888	146,941	168,605

Net interest income	$220,466	$234,876	$244,696	$250,010	$252,332

Net interest income at risk	$(24,230)	$(9,820)	$0	$5,314	$7,636
% Net interest income at risk	-10%	-4%	0%	2%	3%

TABLE 17 - Net Interest Income Shock Analysis (continued)

At December 31, 2003	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$106	$246	$932	$1,929	$2,942
Investments	22,172	28,048	37,868	41,199	43,151
Loans and leases	214,252	232,732	251,316	269,157	286,584

Total interest income	236,530	261,026	290,116	312,285	332,677

Interest expense:
Interest-bearing demand and savings	2,801	4,969	10,809	15,705	21,112
Time	35,685	38,237	43,429	48,988	54,526
Total borrowings	26,868	28,427	33,614	40,406	47,225

Total interest expense	65,354	71,633	87,852	105,099	122,863

Net interest income	$171,176	$189,393	$202,264	$207,186	$209,814

Net interest income at risk	$(31,088)	$(12,871)	$0	$4,922	$7,550
% Net interest income at risk	-15%	-6%	0%	2%	4%

Vehicle Leasing Residual Value Risk

Susquehanna’s exposure to vehicle residual value risk results primarily from Hann, our vehicle-leasing subsidiary. In an effort to manage this risk, in the third quarter of 2000, Hann entered into a Servicing Agreement with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann effectively transferred to Auto Lenders all residual value risk of the managed auto lease portfolio originated by Hann, and all residual value risk on any new leases originated over the term of the agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with three retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under this Servicing Agreement, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Further, Hann agrees to set its stated residual values of new leases in accordance with the standards approved in advance by Auto Lenders. Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the Servicing Agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, Hann periodically obtains competitive quotes from third parties to determine the best remarketing alternative for Hann.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

Background

Asset securitizations and other off-balance sheet financings can further affect liquidity and interest rate risk. In order to facilitate these financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), in 1997. Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the name of the Origination Trust at the time of the purchase. Titles to the vehicles and the leases are then held by the Origination Trust, and the Origination Trust acts as lessor under the leases. Hann initially owns the beneficial interest in all leases and related vehicles. Hann’s beneficial interest is often referred to as the “Undivided Trust Interest” or “UTI.” Hann creates and transfers beneficial interests in the Origination Trust that represent just the rights in the pool of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions through a special unit of beneficial interest called a “SUBI.” There is no need to undertake the effort and expense of retitling the vehicles because the legal owner of the vehicles, the Origination Trust, does not change. At any time, a lease and related vehicle will be allocated to the UTI, and then to a SUBI, if it is beneficially owned by a securitization entity, a third party, or otherwise included in a financing transaction.

Automobile leases originated by the Origination Trust are financed primarily in four ways:

•	securitization transactions;

•	agency arrangements with, and lease sales to, other financial institutions;

•	sale-leaseback transactions; and

•	other sources of funds, including internally generated sources.

Assets financed through the use of the first three methods generally are not reflected on our consolidated balance sheet. As of December 31, 2004 and 2003, Hann’s managed portfolio was comprised of the following:

	As of December 31, 2004	As of December 31, 2003
Securitization Transactions	$431.7 million	$313.5 million
Agency Arrangements and Lease Sales	$586.5 million	$730.6 million
Sale-Leaseback Transactions	$112.6 million	$125.6 million
Leases and Loans Held in Portfolio	$425.9 million	$397.5 million

Total Leases and Loans Serviced	$1,556.7 billion	$1,567.2 billion

All of Hann’s securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable Susquehanna to more efficiently utilize its required regulatory capital.

Securitization Transactions

In connection with its securitization transactions, Hann transfers beneficial interests in automobile leases and related vehicles originated by the Origination Trust to a wholly owned, qualified special purpose entity (each, a “QSPE”). These transactions are accounted for as sales under the guidelines of SFAS 140. Hann acts as servicer for the securitized portfolio and receives a servicing fee based upon a percentage of the value of assets serviced. Neither Hann nor Susquehanna provides recourse for losses resulting from defaults under the leases. Each securitization transaction also provides that the beneficial interest in any leases and related vehicles that fail to meet the factual representations about those assets made by Hann in each transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under SFAS 140, Hann is required to recognize a receivable representing the present value of these excess cash flows (each, a “PV Receivable”), which is subordinate to the rights of each QSPE’s creditors. The value of this recorded PV Receivable is subject to credit, prepayment and interest rate risk. The leases, for accounting purposes, are treated as direct financing receivables as a result of a residual purchase agreement with Auto Lenders. Although neither Hann nor Susquehanna has retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the PV Receivable recognized by Hann. As of December 31, 2004, the aggregate amount of all such recorded PV Receivables in connection with Hann securitizations was $7.9 million.

Summary of 2004 Securitization Transactions

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). During the fourth quarter of 2004, Hann made transfers to the QSPE of beneficial interests in $51.8 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

In connection with the transaction, Susquehanna has entered into a back-up servicing agreement pursuant to which it has agreed to service the automobile leases and related vehicles beneficially owned by the QSPE if Hann is terminated as servicer. If Susquehanna were appointed servicer, it would receive a servicing fee each month.

The debt issued in the revolving securitization transaction will bear a floating rate of interest. In this transaction, the QSPE is required to obtain an interest rate hedge agreement if the weighted-average fixed interest rate of its assets is less than a targeted portfolio yield calculated monthly and if the funds on deposit in a yield supplement account established by the QSPE are less than a targeted amount. Neither Hann nor Susquehanna has any obligation to obtain such a hedge agreement for the QSPE, but the failure of the QSPE to obtain the required hedge agreement could be an event of default under its loan documents.

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

Summary of Prior Years’ Securitization Transactions

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes. The initial recorded PV Receivable for this transaction was $12.0 million, and the fair value of this PV Receivable at December 31, 2004 was $3.7 million.

During the third quarter of 2002, Hann entered into a revolving securitization transaction and sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $250.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. During 2004, Hann transferred to the QSPE the beneficial interest in $194.9 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The transaction documents for the revolving securitization transaction contain several requirements, obligations, liabilities, provisions and consequences, including events of default, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests. That transaction also provides that any assets that fail to meet the eligibility requirements set forth in that transaction must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

In June 2004, Hann issued a cleanup call to purchase the remaining balance of a 2001 transaction. A cleanup call is issued when the amount of outstanding assets falls to a specified level at which the cost of servicing those assets becomes burdensome. As a result, Hann acquired $4.5 million in auto leases.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2004, the total residual value of the vehicles in the portfolio for this transaction was $55.7 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2004, was $6.7 million.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $112.6 million at December 31, 2004. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2004, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $49.2 million.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) to return to the Lessor’s equity investors their invested capital, and (3) to compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $35.1 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations under the guarantee discussed below.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of December 31, 2004.

Securitization Transactions

As a result of the June 2004 clean-up call discussed above, the reimbursement obligations under the 2001 transaction to a lender under a letter of credit facility have terminated.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at December 31, 2004 was $6.7 million.

Miscellaneous

Additionally, we are required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because a majority of the vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on Susquehanna. The basic coverage policy is renewable annually and expires in 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Susquehanna expects to adopt this FAS on July 1, 2005, and select the Modified Prospective Application (“MPA”) as its transition method. It is expected that adoption of Statement 123 (R) will reduce Susquehanna’s net income by approximately $306 in 2005 and $536 in 2006.

In December 2004, The Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by FAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with its provisions to be applied prospectively. Adoption of this Statement is not expected to have a material effect on financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board delayed until 2005, the finalization of FASB Staff Position No. EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.” It is expected that the FASB will be reviewing the meaning of other-than-temporary impairment, and thus may reconsider EITF 03-1 in its entirety.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP was effective for the first interim or annual period beginning after June 14, 2004. Adoption of the FSP has not had a material effect on financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2003, we had variable interests in securitization entities and the Lessor in a sale-leaseback transaction. These securitization entities are qualifying special purpose entities (QSPE), which are exempt from the consolidation requirements of FIN 46. The Lessor in the sale-leaseback transaction is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

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

Summary of 2003 Compared to 2002

Net income for the year ended December 31, 2003 was $62.4 million, an increase of $0.7 million, or 1.1%, over 2002 net income of $61.7 million. Net interest income declined slightly, to $187.0 million for 2003, from $187.2 million in 2002. Our earnings performance, however, continued to be enhanced by significant improvements in non-interest income, which, during the year 2003, exceeded 35% of total revenues and increased $7.6 million over 2002. Core banking contributed 39% of the total and non-bank affiliates 61%. Non-interest expenses increased 4.3%, to $189.4 million for 2003 from $181.7 million for 2002.

Additional information is as follows:

	Twelve Months Ended December 31,
	2003	2002
Diluted Earnings per Share	$1.56	$1.55
Return on Average Assets	1.09%	1.17%
Return on Average Equity	11.58%	12.02%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which declined slightly in 2003, to $187.0 million, as compared to the $187.2 million attained in 2002. Net interest income as a percentage of net interest income and other income was 65% and 67% for the twelve months ended December 31, 2003 and 2002, respectively.

The decrease in our net interest income in 2003, as compared to 2002, was primarily the result of average yields on earning assets declining more than the average cost of deposits, as interest rates remained at their lowest level in decades. Contributing to the over-all decrease in average yields was the rapid amortization of premiums paid for mortgage-backed securities due to a significant amount of prepayments caused by a reduction in long-term interest rates in the second quarter of 2003. In addition, the sale of approximately $50.0 million in mortgage-backed securities during the third quarter of 2003 and the subsequent reinvestment of the proceeds in tax-advantaged bank-owned life insurance negatively impacted the net interest margin, since income from bank-owned life insurance is classified as noninterest income as opposed to interest income. As a result, this purchase of bank-owned life insurance had a positive impact on noninterest income. Since we were an asset-sensitive institution, where assets reprice more quickly than liabilities, the net interest margin experienced further compression as interest rates declined and decreased to 3.65% for the year ended December 31, 2003 from 3.96% for the year ended December 31, 2002.

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

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $10.2 million for 2003 and $10.7 million in 2002. This $0.5 million decrease in the provision was the result of a $0.9 million decrease in charge-offs in 2003, as compared to 2002 and an increase in recoveries of $0.5 million during 2003 over 2002. Net charge-offs were $7.2 million in 2003 and $8.7 million in 2002. The allowance for loan and lease losses at December 31, 2003 was 1.00% of period-end loans and leases, or $42.7 million, compared with 1.04% or $39.7 million at December 31, 2002.

At December 31, 2003, non-performing assets totaled $27.8 million, which included $2.9 million in other real estate acquired through foreclosure and a $5.8 million restructured loan. At December 31, 2002, non-performing assets totaled $21.3 million, which included $3.2 million in other real estate acquired through foreclosure. Non-performing assets as a percentage of period-end loans and leases and other real estate owned was 0.65% at December 31, 2003, an increase from 0.56% at December 31, 2002.

At December 31, 2003, Susquehanna had a restructured loan totaling $5.8 million with a long-time borrower. This loan, secured by a hotel facility in our marketplace, was classified as a potential problem loan at December 31, 2002. The borrower was not delinquent under the modified terms as of December 31, 2003. This restructured loan was the primary reason for the ratio changes noted in the above paragraph.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest were $6.5 million at December 31, 2003, a decrease from the $8.2 million at December 31, 2002.

Potential problem loans consisted of loans that were performing under contract but for which potential credit problems caused us to place them on our internally monitored loan list. Such loans amounted to $22.5 million at December 31, 2003 and $12.8 at December 31, 2002. We did not consider this increase to be significant nor indicative of any particular trends, as changes to risk ratings occur in the normal course of business.

Noninterest Income

Noninterest income increased $7.6 million, or 8.1%, in 2003 over 2002. Service charges on deposit accounts increased $2.9 million, or 17.1%, in 2003 over 2002 in response to the 20.5% increase in demand deposits during the same time period. The acquisition of Addis, completed in June 2002, contributed an increase of $4.7 million to noninterest income in the form of commissions and fees on property and casualty insurance. Vehicle origination and servicing fees rose $1.4 million, primarily as a result of increased volumes for 2003. In September 2002, we exited the merchant credit card business to reduce our risk relating to the travel industry. This resulted in a decrease in merchant credit card fees of $8.3 million for the year ended December 31, 2003.

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

Noninterest Expenses

Non-interest expenses increased $7.8 million, or 4.3%, in 2003 over 2002. Salaries and employee benefits, the largest component of non-interest expense, increased $8.6 million, or 10.4%, from 2002 to 2003. The increase in salaries and benefits was primarily due to normal annual salary increases, recent branch openings, new revenue producing positions, and higher benefit costs. Salaries and benefits for Addis, which was acquired in June 2002, accounted for $2.9 million of the total increase in 2003. Charges for occupancy increased $1.3 million, or 10.3%, in 2003 from 2002. The increase was due to general increases in the cost of doing business, predominantly in the categories of rent expense and grounds maintenance expense.

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

All other expenses increased $1.9 million, net.

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

Financial Condition

Total assets at December 31, 2003 were $6.0 billion, an increase of 7.4%, as compared to total assets of $5.5 billion at December 31, 2002. Loans and leases increased to $4.3 billion at December 31, 2003 from $3.8 billion at December 31, 2002, while deposits increased to $4.1 billion from $3.8 billion during the same time period. We believed that these increases were a direct result of our subsidiaries’ successful implementation of our retail and corporate sales initiatives throughout 2003. Equity capital was $547.4 million at December 31, 2003, or $13.73 per share, compared to $533.9 million, or $13.47 per share, at December 31, 2002.

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

Investment securities available for sale decreased $138.3 million from December 31, 2002 to December 31, 2003. This decrease was primarily the result of rapid prepayment of mortgage-backed securities brought on by the low interest rate environment and the reallocation of $50.0 million from our securities portfolio to bank-owned life insurance.

At December 31, 2003, we held no securities of one issuer, other than U. S. Government obligations, where the aggregate book value exceeded ten percent of shareholders’ equity.

Loans and Leases

In 2003, loans secured by residential mortgages increased $59.4 million, loans secured by commercial real estate increased $27.7 million, commercial loans increased $143.3 million, and construction loans increased by $93.0 million compared to 2002. During 2003, we directed our efforts toward new lease originations to be retained in our banks’ portfolios, and as a result, leases increased by $114.4 million, or 36.1%, from December 31, 2002 to December 31, 2003. Consumer loans, however, decreased by $5.5 million from 2002 to 2003. In general, we believed that the growth that occurred in our loan portfolio in 2003 was accomplished through our sales and marketing efforts. We remained committed, however, to maintaining credit quality and doing business in our market area with customers we know.

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

Substantially all of our loans and leases were to enterprises and individuals in our market area. There was no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

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

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $88.5 million, or 33.2%, from December 31, 2002 to December 31, 2003. The greatest increase within this category occurred in securities sold under agreement to repurchase, which increased from $201.4 million at December 31, 2002 to $295.5 million at December 31, 2003. This increase represented an additional source of funding primarily secured through brokers to take advantage of the low-interest-rate environment. This source of funding was most advantageous to us as loan growth was greater than deposit growth.

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

The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act. On February 27, 2003, all of the notes were exchanged for our $75 million aggregate principal amount of 6.05% subordinated notes due 2012, which were registered under the Securities Act. In accordance with regulatory guidelines, the notes qualified as Tier 2 capital.

We used $35.0 million of the net proceeds of the offering to repay long-term senior indebtedness that matured in February 2003 and $15.0 million to repay additional senior indebtedness that matured in July 2003.

Capital Adequacy

The maintenance of a strong capital base at both the parent company level as well as at each bank affiliate is an important aspect of our philosophy. We, and each of our bank subsidiaries, had leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity was considered “well capitalized” under regulatory guidelines.

Market Risks

Liquidity Risk

At December 31, 2003, our bank subsidiaries had approximately $330.3 million available to them under collateralized lines of credit with various FHLBs; and $180.2 million more was available provided that additional collateral had been pledged.

The carrying value of investment securities maturing within one year amounted to $185.4 million at December 31, 2003. These maturing investments represented 18.8% of total available-for-sale investment securities. Unrestricted short-term investments amounted to $34.1 million for the year ended December 31, 2003, which represented additional sources of liquidity.

Interest Rate Risk

At December 31, 2003, we were an asset-sensitive institution.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2004	2003
	(in thousands, except share data)
Assets
Cash and due from banks	$160,574	$176,240
Short-term investments:
Restricted	27,190	44,817
Unrestricted	31,544	34,145

Total short-term investments	58,734	78,962

Securities available for sale	1,240,945	983,882
Securities held to maturity (fair values approximate $4,469 and $4,340)	4,469	4,340
Loans and leases, net of unearned income	5,253,008	4,263,272
Less: Allowance for loan and lease losses	54,093	42,672

Net loans and leases	5,198,915	4,220,600

Premises and equipment, net	83,606	62,961
Foreclosed assets	1,340	2,893
Accrued income receivable	21,661	17,494
Bank-owned life insurance	249,691	200,555
Goodwill	240,632	59,123
Intangible assets with finite lives	11,960	4,372
Investment in and receivables from unconsolidated entities	68,384	42,717
Other assets	134,162	98,968

	$7,475,073	$5,953,107

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$853,411	$724,474
Interest-bearing	4,277,271	3,409,993

Total deposits	5,130,682	4,134,467
Short-term borrowings	420,868	355,553
FHLB borrowings	751,220	613,850
Long-term debt	200,000	130,000
Junior subordinated debentures	23,277	0
Accrued interest, taxes, and expenses payable	41,255	35,791
Deferred taxes	114,050	104,281
Other liabilities	42,027	31,783

Total liabilities	6,723,379	5,405,725

Commitments and contingencies (Notes 12 and 13)

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,592,930 at December 31, 2004 and 39,861,317 at December 31, 2003	93,186	79,723
Additional paid-in capital	226,384	66,264
Retained earnings	435,159	403,450
Accumulated other comprehensive loss, net of taxes of ($1,634) and ($1,107)	(3,035)	(2,055)

Total shareholders’ equity	751,694	547,382

	$7,475,073	$5,953,107

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2004	2003	2002
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$276,864	$245,980	$260,420
Securities:
Taxable	40,383	36,793	50,906
Tax-exempt	1,566	1,441	2,445
Dividends	2,131	1,101	1,591
Short-term investments	815	705	1,351

Total interest income	321,759	286,020	316,713

Interest Expense:
Deposits:
Interest-bearing demand	16,802	9,473	12,429
Savings	2,115	1,999	4,036
Time	49,485	51,419	66,034
Short-term borrowings	4,260	3,583	10,130
FHLB borrowings	22,529	22,420	28,108
Long-term debt	12,550	10,120	8,736

Total interest expense	107,741	99,014	129,473

Net interest income	214,018	187,006	187,240
Provision for loan and lease losses	10,020	10,222	10,664

Net interest income, after provision for loan and lease losses	203,998	176,784	176,576

Noninterest Income:
Service charges on deposit accounts	21,913	19,798	16,905
Vehicle origination, servicing, and securitization fees	19,783	26,132	24,727
Merchant credit card fees	0	0	8,328
Asset management fees	14,411	10,274	9,824
Income from fiduciary-related activities	6,232	5,783	4,853
Commissions on brokerage, life insurance, and annuity sales	4,012	2,059	0
Commissions on property and casualty insurance sales	9,191	8,354	3,666
Income from bank-owned life insurance	9,105	6,963	6,540
Net gain on sale of loans and leases	9,645	9,700	4,626
Net gain on securities	4,683	2,110	3,357
Other	15,615	10,577	11,324

Total noninterest income	114,590	101,750	94,150

Noninterest Expenses:
Salaries and employee benefits	106,127	91,151	82,571
Occupancy	15,718	13,813	12,522
Furniture and equipment	9,059	8,712	8,372
Amortization of intangible assets	1,124	626	639
Vehicle residual value	5,721	6,486	6,384
Vehicle delivery and preparation	14,430	11,463	8,088
Merchant credit card servicing	0	0	7,937
Other	66,863	57,179	55,150

Total noninterest expenses	219,042	189,430	181,663

Income before income taxes	99,546	89,104	89,063
Provision for income taxes	29,366	26,731	27,342

Net Income	$70,180	$62,373	$61,721

Earnings per share:
Basic	$1.61	$1.57	$1.56
Diluted	$1.60	$1.56	$1.55
Cash dividends	$0.89	$0.86	$0.81
Average shares outstanding:
Basic	43,585	39,742	39,496
Diluted	43,872	40,037	39,781

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2004	2003	2002
	( in thousands)
Cash Flows from Operating Activities:
Net income	$70,180	$62,373	$61,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,196	24,072	15,658
Provision for loan and lease losses	10,020	10,222	10,664
Realized gain on sales of available-for-sale securities, net	(4,683)	(2,110)	(3,357)
Deferred income taxes	21,949	20,823	47,095
Gain on sale of loans and leases	(9,645)	(9,700)	(4,626)
Gain on sale of other real estate owned	(443)	(252)	(178)
Mortgage loans originated for sale	(119,800)	(189,584)	(123,486)
Proceeds from sale of mortgage loans originated for sale	125,511	200,234	124,206
Leases acquired/originated for sale	(246,698)	(139,112)	(161,017)
Proceeds from sale of leases acquired/originated for sale	227,671	130,069	155,747
Increase in cash surrender value of bank-owned life insurance	(9,105)	(6,963)	(6,540)
Net gain on sale of branch deposits	(3,209)	0	(600)
(Increase) decrease in accrued interest receivable	(4,167)	3,085	689
Increase (decrease) in accrued interest payable	2,840	(4,076)	(985)
Increase (decrease) in accrued expenses and taxes payable	15,062	(448)	4,647
Other, net	(14,852)	742	(35,327)

Net cash provided by operating activities	79,827	99,375	84,311

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	17,627	(14,206)	10,973
Activity in available-for-sale securities:
Sales	270,669	122,730	23,668
Maturities, repayments and calls	468,697	854,670	525,785
Purchases	(689,126)	(872,453)	(648,495)
Net increase in loans and leases	(353,066)	(449,182)	(320,381)
Purchase of bank-owned life insurance	(29,900)	(50,000)	0
Acquisitions, net of cash acquired	(38,105)	0	(7,000)
Sale of branch deposits, net of premium received	(41,031)	0	(18,045)
Additions to premises and equipment	(16,444)	(9,940)	(7,291)

Net cash used for investing activities	(410,679)	(418,381)	(440,786)

Cash Flows from Financing Activities:
Net increase in deposits	391,658	303,152	365,029
Net increase (decrease) in short-term borrowings	65,315	57,525	(43,237)
Net increase (decrease) in FHLB borrowings	(180,624)	70,684	(27,414)
Repayment of long-term debt	(5,000)	(50,000)	0
Proceeds from issuance of long-term debt	74,356	0	74,097
Proceeds from issuance of common stock	5,351	3,852	2,116
Cash dividends paid	(38,471)	(34,167)	(31,985)

Net cash provided by financing activities	312,585	351,046	338,606

Net change in cash and cash equivalents	(18,267)	32,040	(17,869)
Cash and cash equivalents at January 1	210,385	178,345	196,214

Cash and cash equivalents at December 31	$192,118	$210,385	$178,345

Cash and cash equivalents:
Cash and due from banks	$160,574	$176,240	$156,320
Unrestricted short-term investments	31,544	34,145	22,025

Cash and cash equivalents at December 31	$192,118	$210,385	$178,345

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$104,901	$103,090	$130,458
Income tax payments (refunds)	$(3,287)	$(9,112)	$(8,568)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$1,711	$3,394	$4,141

Acquisition of Patriot Bank Corp.
Common stock issued	$168,232	$0	$0
Fair value of assets acquired (noncash)	$1,143,006	$0	$0
Liabilities assumed	$999,753	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2004, 2003, and 2002	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
		(in thousands, except share data)
Balance, January 1, 2002	39,344,075	$78,796	$57,986	$345,508	$12,009	$(763)	$493,536

Comprehensive income:
Net income				61,721			61,721
Change in unrealized gain on securities available for sale, net of taxes of $1,214 and reclassification adjustment of $3,357					2,382		2,382
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $520					2,085		2,085

Total comprehensive income							66,188

Common stock issued in acquisition	175,254	351	3,649				4,000
Common stock issued under employee benefit plans (including related tax benefit of $320)	119,118	130	1,223			763	2,116
Cash dividends declared ($0.81 per share)				(31,985)			(31,985)

Balance, December 31, 2002	39,638,447	79,277	62,858	375,244	16,476	0	533,855

Comprehensive income:
Net income				62,373			62,373
Change in unrealized gain on securities available for sale, net of taxes of ($7,903) and reclassification adjustment of $2,110					(14,678)		(14,678)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of ($2,075)					(3,853)		(3,853)

Total comprehensive income							43,842

Common stock issued under employee benefit plans (including related tax benefit of $709)	222,870	446	3,406			0	3,852
Cash dividends declared ($0.86 per share)				(34,167)			(34,167)

Balance, December 31, 2003	39,861,317	79,723	66,264	403,450	(2,055)	0	547,382

Comprehensive income:
Net income				70,180			70,180
Change in unrealized loss on securities available for sale, net of taxes of ($81) and reclassification adjustment of $3,044					(151)		(151)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of ($426) and reclassification adjustments					(829)		(829)

Total comprehensive income							69,200

Common stock issued in acquisition	6,402,074	12,804	155,428				168,232
Common stock issued under employee benefit plans (including related tax benefit of $1,035)	329,539	659	4,692				5,351
Cash dividends declared ($0.89 per share)				(38,471)			(38,471)

Balance, December 31, 2004	46,592,930	$93,186	$226,384	$435,159	$(3,035)	$0	$751,694

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), First Susquehanna Bank & Trust (“First Susquehanna”), WNB Bank (“WNB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Patriot Bank and subsidiaries, Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (“SBLIC”), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”) as of and for the years ended December 31, 2004, 2003, and 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. Susquehanna is a financial holding company that operates eight commercial banks with an aggregate of 157 branches and non-bank subsidiaries that provide, among others, leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, recorded interests in securitized assets, and the residual value for leased vehicles.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the consolidated statements of financial condition. The book value of securities pledged to secure the repurchase agreements remains in the securities portfolio.

Securities. Susquehanna classifies debt and equity securities as either “held-to-maturity” or “available-for-sale.” Susquehanna does not have any securities classified as “trading” at December 31, 2004 or 2003.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. All other securities are classified as “available-for-sale” and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for “available-for-sale” securities are reported in other comprehensive income.

Securities classified as “available-for-sale” include investments management intends to use as part of its asset/liability management strategy. Those securities that have long-term unrealized gains, in which fair value is greater than cost, may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Management has the ability and intent to hold those securities that have unrealized losses due to changes in interest rates for a time necessary to recover the amortized cost. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Noninterest Income in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectable, the portion deemed uncollectable is charged against the related allowance. Subsequent recoveries, if any, are credited to the allowance.

Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or 10 to 20 years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in operations.

In accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Goodwill and Other Intangible Assets. Susquehanna follows FAS No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized on a straight-line basis over 10 years, which approximates their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with FAS No. 142.

During the first quarter of 2002, Susquehanna completed the transitional impairment test of goodwill. In all instances, estimated fair values exceeded book values; and therefore, no write-down of goodwill was required as of January 1, 2002. In addition, Susquehanna performed its annual impairment testing required by FAS No. 142 during 2004 and 2003. As of December 31, 2004, no impairment loss was required to be recognized.

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

Nonaccrual loans are those loans on which the accrual of interest has ceased and where all previously accrued but not collected interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120 days or more past due.

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

Comprehensive Income. Susquehanna reports comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/ (losses) included in net income of $4,683; $2,110; and $3,357 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

For more details on Susquehanna’s securitization activities, see Note 19 to the consolidated financial statements.

Recorded Interests in Securitized Assets. In accordance with FAS No. 140, recorded interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed. Recorded interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. If the fair value of an interest-only strip falls below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized. Gains on sale and servicing fees are recorded in non-interest income.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

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

Our policy regarding the impairment of servicing assets is to evaluate the assets based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics when available or is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. For the reasons discussed above, we presently have no recorded servicing rights, and therefore, no associated impairment allowance.

Federal Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net income, as reported	$70,180	$62,373	$61,721
Less: pro forma expense related to options granted, net of tax benefit	(941)	(788)	(722)

Pro forma net income	$69,239	$61,585	$60,999

Basic earnings per share:
As reported	$1.61	$1.57	$1.56
Pro forma	$1.59	$1.55	$1.54
Diluted earnings per share:
As reported	$1.60	$1.56	$1.55
Pro forma	$1.58	$1.54	$1.53

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted:

	2004	2003	2002
Dividend yield	3.6%	3.6%	4.0%
Expected volatility	21.4%	22.5%	23.3%
Risk-free interest rate	3.6%	3.1%	5.1%
Expected life (in years)	7.0	7.0	7.0
Weighted-average fair value of options at the date of grant	$4.38	$3.86	$4.88

For additional details on Susquehanna’s stock-based compensation plan, see Note 15 to the consolidated financial statements.

Variable Interest Entities (VIE). In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. As of December 31, 2004, we have a variable interest in the Lessor in a sale-leaseback transaction. The Lessor is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

In December 2000, Hann sold and contributed the beneficial interest in $190,000 of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under SFAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $112,600 at December 31, 2004. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

additional $43,000 of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2004, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $49,200.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $35,100 letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that, if the aggregate net proceeds of such sale are less then the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (i) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (ii) $38,000. If the leases and related vehicles were to be worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38,000. The Servicing Agreement with Auto Lenders does not apply to the sale-leaseback transaction.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

with negative implications) and certain other conditions are met, in installments. The Lessee must also pay the out-of-pocket costs and expenses (including all transfer taxes and legal fees and expenses) incurred by the Lessor, the trustees and their affiliates in connection with such purchase.

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Susquehanna expects to adopt this FAS on July 1, 2005, and select the Modified Prospective Application (“MPA”) as its transition method. It is expected that adoption of Statement 123 (R) will reduce Susquehanna’s net income by approximately $306 in 2005, and 536 in 2006.

In December 2004, The Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by FAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with its provisions to be applied prospectively. Adoption of this Statement is not expected to have a material effect on financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board delayed until 2005, the finalization of FASB Staff Position No. EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments.” It is expected that the FASB will be reviewing the meaning of other-than-temporary impairment, and thus may reconsider EITF 03-1 in its entirety.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP was effective for the first interim or annual period beginning after June 14, 2004. Adoption of the FSP had an immaterial effect on financial condition and results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive the majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2004, we had variable interests in securitization entities and the Lessor in a sale-leaseback transaction. These securitization entities are qualifying special purpose entities (QSPE), which are exempt from the consolidation requirements of FIN 46. The Lessor in the sale-leaseback transaction is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

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

2. Acquisitions

Subsequent Event

On February 1, 2005, Susquehanna acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively “Brandywine”) located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Susquehanna plans to merge Brandywine into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of the wealth-management affiliate, VFAM.

The acquisition of Brandywine is considered immaterial for purposes of the disclosures required by FAS No. 141.

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1.0 billion, and the holding company for Patriot Bank. The results of Patriot’s operations have been included in the consolidated financial statements since that date. Concurrent with the closing, Susquehanna merged Patriot Bank into Equity Bank, a wholly owned Susquehanna subsidiary. The combined bank, with assets of approximately $2.1 billion, is now known as Susquehanna Patriot Bank, headquartered in Marlton, New Jersey and operates 37 banking centers in eastern Pennsylvania and southern New Jersey. The transaction enhances Susquehanna’s strong presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery, and Northampton.

Under the terms of the merger, each share of Patriot common stock was exchanged for 1.143 shares of Susquehanna common stock, $30.00 in cash, or a combination thereof, resulting in the issuance of 6,402 shares of Susquehanna common stock and a cash payment of $42,513. The total purchase price was $208,966. The value of the common shares issued was determined based on the market price of Susquehanna common shares at the close of business immediately prior to the announcement.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets
Cash and cash equivalents	$13,804
Securities	303,625
Loans and leases, net of allowance of $9,149	642,255
Premises and other equipment	11,776
Goodwill and other intangibles	190,570
Deferred taxes	11,655
Other assets	35,034

Total assets acquired	$1,208,719

Liabilities
Deposits	$648,797
Borrowings	341,271
Other Liabilities	9,685

Total liabilities assumed	999,753

Net assets acquired	$208,966

Of the $190,570 of acquired intangible assets, $7,976 was assigned to core deposit intangibles that will be amortized over 10 years, and $1,085 was assigned to customer lists that will be amortized over 5 and 10 years.

Presented below is certain unaudited pro forma information for the years ended December 31, 2004 and 2003 as if Patriot had been acquired on January 1, 2004 and 2003. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates.

	For the Year Ended December 31,
	2004	2003
Net income	$61,957	$73,070
Basic EPS	$1.34	$1.58
Diluted EPS	$1.33	$1.57

The Addis Group

On June 28, 2002, Susquehanna completed the acquisition of Addis, an insurance brokerage located in King of Prussia, Pennsylvania, for $7,000 in cash and $4,000 in Susquehanna common stock, which equated to 175,300 shares. The acquisition was accounted for under the purchase method of accounting for business combinations in accordance with FAS No. 141, “Business Combinations.” Initial goodwill of $10,900 was realized in the acquisition. In this transaction, there are also contingent cash payments totaling $6,000 that are based upon certain earnings targets and will be recorded as goodwill, if earned. During the third quarter of 2003, certain of these earnings targets were met, and accordingly cash payments of $4,200 were recorded as additional goodwill.

The acquisition of Addis is considered immaterial for purposes of the pro forma disclosures required by FAS No. 141.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2004 and 2003, were as follows:

	2004		2003
	Book Value	Rate	Book Value	Rate
Interest-bearing deposits in other banks	$3,364	2.05%	$5,456	1.66%
Money market funds	51,136	1.61	73,506	0.65
Commercial paper purchased	4,234	2.43	0	0.00

Total	$58,734		$78,962

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2004 and 2003, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004
Available-for-Sale:
U.S. Treasury	$0	$0	$0	$0
U.S. Government agencies	263,835	289	1,784	262,340
Obligations of states and political subdivisions	37,050	1,175	6	38,219
Mortgage-backed securities	872,324	5,316	9,374	868,266
Other debt securities	7,376	3	14	7,365
Equity securities	63,840	1,024	109	64,755

	$1,244,425	$7,807	$11,287	$1,240,945
Held-to-Maturity:
State and municipal	$4,469	$0	$0	$4,469

Total investment securities	$1,248,894	$7,807	$11,287	$1,245,414

At December 31, 2003
Available-for-Sale:
U.S. Treasury	$200	$2	$0	$202
U.S. Government agencies	84,352	332	5	84,679
Obligations of states and political subdivisions	18,123	672	2	18,793
Mortgage-backed securities	836,962	2,923	7,637	832,248
Other debt securities	7,342	67	0	7,409
Equity securities	40,151	403	3	40,551

	$987,130	$4,399	$7,647	$983,882
Held-to-Maturity:
State and municipal	$4,340	$0	$0	$4,340

Total investment securities	$991,470	$4,399	$7,647	$988,222

At December 31, 2004 and 2003, investment securities with carrying values of $900,312 and $736,593 respectively, were pledged to secure public funds and for other purposes as required by law.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

There were no investment securities whose ratings were less than investment grade at December 31, 2004 and 2003.

The amortized cost and fair value of U.S. Treasury, U.S. Government agencies, obligations of states and political subdivisions, corporate debt securities, and mortgage-backed securities, at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Within one year	$4,093	$4,114
After one year but within five years	404,860	402,535
After five years but within ten years	451,757	446,926
After ten years	319,875	322,615

	$1,180,585	$1,176,190

Securities Held-to-Maturity:
Within one year	$0	$0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	4,469	4,469

	$4,469	$4,469

Total debt securities	$1,185,054	$1,180,659

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2004
Gross gains	$5,344	$0
Gross losses	661	0

Net gains	$4,683	$0

For the year ended December 31, 2003
Gross gains	$3,987	$0
Gross losses	1,877	0

Net gains	$2,110	$0

For the year ended December 31, 2002
Gross gains	$3,359	$0
Gross losses	2	0

Net gains	$3,357	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

The following table presents our investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$196,864	$1,784	$0	$0	$196,864	$1,784
States and political subdivisions	1,315	4	232	2	1,547	6
Mortgage-backed securities	450,343	4,956	178,760	4,418	629,103	9,374
Other debt securities	1,986	14	0	0	1,986	14
Equity securities	7,316	109	0	0	7,316	109

Total	$657,824	$6,867	$178,992	$4,420	$836,816	$11,287

Management does not believe any individual unrealized loss as of December 31, 2004 represents a material other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and mortgage-backed securities relate primarily to securities issued by Federal Home Loan Banks, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are predominantly attributable to changes in interest rates. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

5. Loans and Leases

Loans and leases, net of unearned income of $56,844 and $51,798 at December 31, 2004 and December 31, 2003, respectively, and net of deferred origination costs of $8,596 and $7,163 at December 31, 2004 and 2003, respectively, were as follows:

	2004	2003
Commercial, financial, and agricultural	$760,106	$621,438
Real estate - construction	741,660	549,672
Real estate secured - residential	1,611,999	1,306,371
Real estate secured - commercial	1,252,753	1,016,360
Consumer	351,846	337,989
Leases, primarily automobile	534,644	431,442

Total	$5,253,008	$4,263,272

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2004 and 2003, the aggregate balances of overdrawn deposit accounts reclassified as loans were $4,916 and $3,385, respectively.

Net investment in direct financing leases was as follows:

Minimum lease payments receivable	$332,016	$236,423
Estimated residual value of leases	260,514	235,828
Unearned income under lease contracts	(57,886)	(40,809)

Total leases	$534,644	$431,442

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

On December 29, 2000, Hann sold $190,000 of operating leases in a sale-leaseback transaction. An additional $49,205, recorded as lease financing receivables, is held by Hann as collateral in the transaction. Under the structure of the sale of the automobile leases, Hann sells the ownership of the automobiles and leases the vehicles back from the investors in a sale-leaseback transaction.

The original term of the leaseback transaction is approximately eight years with an early buyout option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the statements of income.

Listed below are Hann’s minimum future lease payments under this arrangement.

2005	$27,665
2006	30,035
2007	27,722
2008	30,313
2009	5,869
Subsequent years	0

$121,604

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

An analysis of impaired loans at December 31, 2004, 2003, and 2002, is presented as follows:

	2004	2003	2002
Impaired loans without a related reserve	$3,024	$2,232	$4,300
Impaired loans with a reserve	3,687	7,423	6,114

Total impaired loans	$6,711	$9,655	$10,414

Reserve for impaired loans	$1,194	$1,657	$1,234
Average balance of impaired loans	$7,946	$8,089	$7,677
Interest income on impaired loans (cash basis)	$104	$54	$48

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2004	2003	2002
Balance - January 1,	$42,672	$39,671	$37,698
Additions through acquisition	9,149	0	0
Provision charged to operating expense	10,020	10,222	10,664
Charge-offs	(10,859)	(10,110)	(11,032)
Recoveries	3,111	2,889	2,341

Net charge-offs	(7,748)	(7,221)	(8,691)

Balance - December 31,	$54,093	$42,672	$39,671

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2004	2003
Land	$12,810	$11,321
Buildings	66,136	52,496
Furniture and equipment	64,538	62,321
Leasehold improvements	15,437	11,530
Land improvements	1,097	1,007

	160,018	138,675
Less: accumulated depreciation and amortization	76,412	75,714

	$83,606	$62,961

Depreciation and amortization expense charged to operations totaled $7,892 in 2004, $7,087 in 2003, and $7,246 in 2002.

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2082. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2004, are as follows:

Operating Leases
2005	$6,316
2006	5,139
2007	4,690
2008	4,108
2009	3,336
Subsequent years	23,922

$47,511

Total rent expense charged to operations totaled $7,201 in 2004, $5,997 in 2003, and $5,251 in 2002.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$13,991	$(3,193)	$6,364	$(2,129)
Customer lists	1,085	(44)	0	0
Favorable lease adjustments	393	(272)	393	(256)

Total	$15,469	$(3,509)	$6,757	$(2,385)

As a result of the Patriot acquisition, $7,976 was recognized as a core deposit intangible and will be amortized over 10 years. Also, $1,085 was assigned to customer lists and will be amortized over 5 and 10 years.

Nonamortizing intangible assets:
Goodwill	$243,829	$(3,197)	$62,320	$(3,197)

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2003	$54,897
Contingent cash payments based upon earnings targets relating to the Addis acquisition	4,226

Goodwill at December 31, 2003	59,123
Goodwill acquired through the Patriot acquisition, deemed to be non-tax deductible	181,509

Goodwill at December 31, 2004	240,632

The following table sets forth the actual and estimated pre-tax amortization expense of amortizing intangible assets:

Aggregate Amortization Expense for the Year Ended December 31:
2004	$1,124
Estimated Amortization Expense for the Year Ended December 31:
2005	$1,548
2006	1,546
2007	1,546
2008	1,546
2009	1,320

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2004	2003
Noninterest-bearing:
Demand	$853,411	$724,474

Interest-bearing:
Interest-bearing demand	1,765,077	1,295,593
Savings	559,530	508,889
Time	1,367,282	1,251,058
Time of $100 or more	585,382	354,453

Total deposits	$5,130,682	$4,134,467

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted average interest rates, at December 31, were as follows:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$307,765	1.52%	$295,512	0.90%	$201,369	1.48%
Federal funds purchased	108,600	2.35	55,250	1.11	57,225	1.32
Treasury tax and loan notes	4,503	2.00	4,422	0.75	8,130	1.00

	$420,868		$355,184		$266,724

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Additional information pertaining to securities sold under repurchase agreements follows:

	2004	2003	2002
Average amounts outstanding	$301,344	$290,603	$195,493
Average interest rate	1.05%	0.92%	1.47%
Maximum amount outstanding at any month end	$362,514	$368,775	$272,933

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

December 31,	2004	2003
Due 2004, 1.04% to 5.20%	$0	$259,149
Due 2005, 2.04% to 2.44%	240,000	0
Due 2006, 1.01% to 6.65%	92,121	170,333
Due 2007, 2.44% to 6.20%	10,165	0
Due 2008, 4.69% to 5.50%	152,214	75,000
Due 2009, 5.34%	3,000	3,000
Due 2010, 4.94% to 6.17%	152,530	42,750
Due 2011, 3.25% to 5.33%	96,687	60,073
Due 2012 through 2021, 3.25% to 6.51%	4,503	3,545

	$751,220	$613,850

Susquehanna subsidiary banks are members of the Federal Home Loan Banks (“FHLB”) of Atlanta, New York, and Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from FHLBs are collateralized by qualifying first mortgages. In addition, all of the subsidiaries’ stock in the FHLBs is pledged as collateral for such debt. Advances available under these agreements are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program Susquehanna subsidiary banks had lines of credit available to them totaling $1.4 billion and $1.1 billion, of which $740 million and $614 million was outstanding at December 31, 2004 and 2003, respectively. At December 31, 2004, Susquehanna subsidiaries could borrow an additional $515 million based on qualifying collateral, and $185 million more could be borrowed provided that additional collateral would have been pledged. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $20 million.

Long-Term Debt*

	2004		2003
	Amount	Rate	Amount	Rate
Term note due July 19, 2004	$0	—%	$5,000	2.06%
Subordinated notes due February 1, 2005	50,000	9.00	50,000	9.00
Subordinated notes due November 1, 2012	75,000	6.05	75,000	6.05
Subordinated notes due May 2014	75,000	4.75	0	—
Junior subordinated notes callable 2007	23,277	9.23	0	—

	$223,277		$130,000

*	The notes require interest-only payments throughout their term with the entire principal balance paid at maturity.

Subordinated Notes due May 2014

On May 3, 2004, Susquehanna completed the private placement of $75,000 aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. Susquehanna used the net proceeds from the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

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

On October 28, 2004, Susquehanna completed an exchange offer relating to these notes pursuant to which it exchanged all of the original note for an identical form of notes that were registered under the Securities Exchange Act of 1934, as amended.

Junior Subordinated Notes

As part of the Patriot acquisition, Susquehanna assumed $20,500 in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23,554. The $15,500 in debentures issued to Patriot Capital Trust I bear interest at 10.30% and are callable on or after July 1, 2007. If these debentures are not called, they must be redeemed upon maturity in 2027. The $5,000 in debentures issued to Patriot Capital Trust II bear interest at the 180-day LIBOR plus 3.70%, and the rate at December 31, 2004 was 5.893%. The debentures are callable on any April 22 or October 22 after April 22, 2007. If these debentures are not called, they must be redeemed upon maturity in 2032.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2004	2003	2002
Current:
Federal	$18,370	$1,985	$(21,398)
State	700	2,101	3,379

Total current	19,070	4,086	(18,019)

Deferred:
Federal	8,413	22,501	46,833
State	1,883	144	(1,472)

Total deferred	10,296	22,645	45,361

Total income tax expense	$29,366	$26,731	$27,342

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$34,841	35.00%	$31,186	35.00%	$31,172	35.00%
Tax-advantaged income	(4,737)	(4.76)	(3,990)	(4.48)	(4,118)	(4.62)
Other, net	(738)	(0.74)	(465)	(0.52)	288	0.32

Total	$29,366	29.50%	$26,731	30.00%	$27,342	30.70%

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

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2004	2003
Deferred tax assets:
Reserve for loan losses	$16,601	$15,646
Deferred directors fees	532	567
Deferred compensation	465	208
Nonaccrual loan interest	730	866
Purchase accounting	7,496	288
Federal net operating losses	73,636	42,234
State net operating losses	17,210	13,953
State net operating loss valuation allowance	(2,940)	0
Federal alternative minimum tax credit carryover	4,868	3,100
State alternative minimum tax credit carryover	486	281
Federal low-income housing tax credit carryover	2,803	0
Post-retirement benefits	1,674	1,461
Unrealized investment securities losses	1,262	1,179
Unrealized (gain) loss on residual interest	373	(73)
Other assets	81	250
Deferred tax liabilities:
Prepaid pension expense	(4,722)	(2,288)
Deferred loan costs	(3,457)	(3,212)
FHLB stock dividends	(372)	(372)
Premises and equipment	(3,620)	(2,558)
Operating lease income, net	(149,588)	(118,851)
Deferred gain on sale of leases	(77,494)	(56,844)
Other liabilities	(74)	(116)

Net deferred liability	$(114,050)	$(104,281)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

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

Financial instruments with off-balance sheet risk at December 31, 2004 and 2003, are as follows:

Contractual	2004	2003
Financial instruments whose contract amounts represent credit risk:
Standby letters of credit	$124,840	$144,776
Real estate commitments	644,320	503,021
Unused portion of home equity lines	380,557	273,491
Commercial commitments	416,295	383,247

13. Contingent Liabilities

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

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31,2004 and 2003, respectively, on those guarantees were $14,688 and $14,939.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

14. Capital Adequacy

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

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus the junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The following table illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well-capitalized” under regulatory guidelines.

At December 31, 2004	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Minimum Required Ratio	4.00%	8.00%	4.00%
Citizens Bank of Southern Pennsylvania	10.86	12.11	7.37
Susquehanna Patriot Bank	8.36	10.70	6.66
Susquehanna Bank PA	9.65	10.58	8.41
Farmers & Merchants Bank and Trust	8.40	11.82	6.44
First American Bank of Pennsylvania	10.63	11.39	8.78
First Susquehanna Bank & Trust	10.26	11.04	7.53
Susquehanna Bank	7.46	10.52	6.83
WNB Bank	12.29	13.53	9.60
Total Susquehanna	8.13%	11.30%	7.30%

(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

At December 31, 2003	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Minimum Required Ratio	4.00%	8.00%	4.00%
Citizens Bank of Southern Pennsylvania	10.98	12.23	7.53
Equity Bank	7.44	11.22	6.11
Susquehanna Bank PA	10.76	11.77	9.36
Farmers & Merchants Bank and Trust	8.41	12.17	6.25
First American Bank of Pennsylvania	10.99	11.77	8.44
First Susquehanna Bank & Trust	10.82	11.77	7.93
Susquehanna Bank	7.78	11.18	6.78
WNB Bank	14.00	15.11	10.68
Total Susquehanna	9.55%	12.06%	8.34%

(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

15. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31, is as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Change in Projected Benefit Obligation
Projected Benefit obligation at beginning of year	$57,345	$50,466	$40,748	$4,368	$4,469	$3,877
Service cost (excluding administrative expenses)	2,896	2,242	1,893	305	191	150
Interest cost	3,556	3,349	3,150	323	257	290
Plan participants’ contributions	0	0	0	194	206	168
Change in plan provisions	1,821	0	27	0	0	0
Actuarial (gain) loss	4,076	3,716	7,070	1,148	(348)	341
Benefits paid	(2,913)	(2,428)	(1,984)	(422)	(407)	(357)
Curtailments/settlements	0	0	(438)	0	0	0

Projected benefit obligation at end of year	$66,781	$57,345	$50,466	$5,916	$4,368	$4,469

Change in Plan Assets
Fair value of plan assets at beginning of year	$53,069	$44,521	$40,506	$0	$0	$0
Actual return on plan assets	5,522	7,554	(1,647)	0	0	0
Employer contributions	8,120	3,620	8,083	228 *	201 *	189 *
Expenses	(142)	(198)	0	0	0	0
Plan participants’ contributions	0	0	0	194	206	168
Benefits paid	(2,913)	(2,428)	(2,421)	(422)	(407)	(357)

Fair value of plan assets at end of year	$63,656	$53,069	$44,521	$0	$0	$0

* Cash contributions made to providers, insurers, trusts, or participants for payment of claims

Net Amount Recognized
Funded status	$(3,125)	$(4,276)	$(5,945)	$(5,916)	$(4,368)	$(4,469)
Unrecognized net actuarial (gain) loss	13,426	10,673	10,940	202	(946)	(647)
Unrecognized prior service cost	811	(1,065)	(1,300)	220	268	316
Unrecognized transition obligation (asset)	(142)	(210)	(278)	912	1,025	1,138

Prepaid / (accrued) benefit cost	$10,970	$5,122	$3,417	$(4,582)	$(4,021)	$(3,662)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$12,406	$6,275
Accrued benefit liability	(2,544)	(1,404)
Deferred costs related to plan amendments	1,108	251

Net amount recognized	$10,970	$5,122

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

The accumulated benefit obligation for the defined pension benefits plan was $64,575 and $52,534 at December 31, 2004 and 2003, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$2,897	$2,243	$1,893	$305	$192	$150
Interest cost	3,556	3,349	3,150	323	257	290
Expected return on plan assets	(4,413)	(3,914)	(3,562)	0	0	0
Amortization of prior service cost	(57)	(235)	(235)	48	48	48
Amortization of transition obligation (asset)	(68)	(68)	(68)	113	113	113
Amortization of net actuarial (gain) or loss	357	540	11	0	(49)	(21)

Net periodic benefit cost	$2,272	$1,915	$1,189	$789	$561	$580

Additional Information

The weighted average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	3.25%	3.75%	4.50%	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%	9.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%	4.50%	4.50%	N/A	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan’s target asset allocation. The expected return on equities was computed using a valuation methodology, which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan’s assets, the return on the equity investments of the plan historically has exceeded general market returns. Management estimated the rate by which the plan’s assets would perform to the market in the future looking at historical performance and adjusting for changes in the asset allocations and more conservative returns on equities compared to the past year. For 2004, the return on assets exceeded 9.0%.

For the plan year ending December 31, 2005, expected employer contributions to the pension benefit and other benefit plans are $2,492 and $249, respectively; and, for the same year, expected employee contributions are $0 and $206, respectively. The 2005 plan assumptions used to determine net periodic cost will be a discount rate of 6.25% and an expected long-term return on plan assets of 8.50%.

The investment objective of the pension plan is to maximize total return by emphasizing growth at a reasonable price. The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

diversified and sector weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan assets included 64,377 and 62,108 shares of Susquehanna common stock at December 31, 2004 and 2003, respectively.

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

The target and actual allocations expressed as a percentage of the plan’s assets are presented as follows:

For the year ended	Target 2005	2004	2003
Equity securities	40-60%	55%	56%
Debt securities	40-60%	45%	44%

Total		100%	100%

The assumed health care trend rates used to determine the benefit obligation for the other benefit plans are as follows:

For the year ended	2004	2003
Health care cost trend rate	8.50%	9.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2012	2012

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$17	$(15)
Effect on benefit obligation as of December 31, 2004	$159	$(140)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, Susquehanna has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Proposed regulations regarding the implementation of the Act were issued in July 2004; however, many questions cannot be answered until final regulations are issued in 2005. Until the final regulations are issued, Susquehanna cannot conclude whether the prescription drug benefits offered under this plan are actuarially equivalent to Medicare Part D under the Act. Therefore, in accordance with FASB Staff Position 106-2, any measures of the Accumulated Postretirement Benefit Obligation or Net Periodic Benefit Cost in this report do not reflect the effects of the Act on the plan.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Estimated aggregate future benefit payments for pension and other benefits, which reflect expected future service, as appropriate, are as follows:

2005	$2,962
2006	2,975
2007	3,148
2008	3,185
2009	3,353
Years 2010-2014	21,470

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan which are included in salaries and benefits expense amounted to $1,937 in 2004, $1,606 in 2003, and $1,446 in 2002.

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

On June 10, 2004, Susquehanna acquired Patriot Bank Corp. Patriot, prior to the merger with Susquehanna, had 41,901 Stock Purchase Options outstanding. Susquehanna succeeded Patriot as a party to the options as a result of the merger. The option prices range from a low of $10.89 to $11.22.

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may grant options to its employees and directors for up to 2,462,500 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company’s stock on the date of grant, and an option’s maximum term is 10 years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four and five. The option prices range from a low of $13.00 to a high of $25.47.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

A summary of the status of Susquehanna’s stock option plan is presented below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,819,628	$18.78	1,736,543	$17.56	1,602,747	$16.33
Granted	142,480	25.16	287,590	22.42	248,500	23.87
Assumed through acquisition	41,901	9.44	0	0.00	0	0.00
Forfeited	13,080	22.94	29,144	19.46	35,387	16.31
Reinstated	13,250	13.31	0	0.00	0	0.00
Exercised	252,945	12.85	175,361	12.64	79,317	12.96

Outstanding at end of year	1,751,234	$19.86	1,819,628	$18.78	1,736,543	$17.56

Options exercisable at year-end	879,638	$18.12	790,536	$17.78	670,165	$16.52

Weighted-average fair value of options granted during the year	$4.38		$3.86		$4.88

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.50 - $17.24	333,125	4.10	$12.95	258,542	$12.84
$17.25 - $18.25	544,961	4.91	17.72	401,377	17.88
$18.26 - $25.50	873,148	6.97	23.83	219,719	24.75

Outstanding at end of year	1,751,234	5.78	$19.86	879,638	$18.12

16. Earnings per Share

The following tables sets forth the calculation of basic and diluted earnings per share for the years ended below:

For the Year Ended December 31,	2004			2003			2002
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$70,180	43,585	$1.61	$62,373	39,742	$1.57	$61,721	39,496	$1.56
Effect of Diluted Securities:
Stock options outstanding		287	0.01		295	0.01		285	0.01

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$70,180	43,872	$1.60	$62,373	40,037	$1.56	$61,721	39,781	$1.55

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

For the years ended December 31, 2004, 2003, and 2002, average options to purchase 140, 220, and 469 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Note 17. Related Party Transactions

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

The activity of loans to such persons whose balances exceeded $60 during 2004, 2003, and 2002 follows:

	2004	2003	2002
Balance - January 1	$48,195	$45,394	$28,500
Additions	45,300	75,079	82,968
Deductions:
Amounts collected	37,502	72,427	63,570
Other changes	(15,716)	149	(2,504)

Balance - December 31	$40,277	$48,195	$45,394

18. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2004, $62,400 was available for dividend distribution to Susquehanna in 2005 from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $34,300 at December 31, 2004 and $25,600 at December 31, 2003.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $27,200 and $44,800 at December 31, 2004 and 2003, respectively.

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

Susquehanna’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development, and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2004, these subsidiaries met their respective minimum net worth capital requirements.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

19. Securitization Activity

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

	As of December 31				For the Year Ended December 31
	Principal Balance		Leases Past Due 30 Days or More		Net Credit Losses
	2004	2003	2004	2003	2004	2003
Total leases and loans serviced	$1,556,627	$1,567,152	$2,961	$3,257	$369	$804
Less:
Leases securitized	431,673	313,505	516	159	(9)	84
Leases serviced for others (1)	699,091	856,151	2,062	2,583	340	439

Leases and loans held in portfolio	$425,863	$397,496	$383	$515	$38	$281

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follow:

	Year Ended December 31
	2004	2003
Proceeds from lease securitizations	$227,671	$130,069
Amounts derecognized	246,698	139,112
Servicing fees received	4,251	2,923
Other cash flows received on retained interests	6,008	4,134

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of December 31, 2004

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2004 revolving transaction - Interest-Only Strip	$676	36	2.83%	0.10%	3.65%
Decline in fair value of 10% adverse change			$2	$0	$7
Decline in fair value of 20% adverse change			4	0	15

2003 revolving transaction - Interest-Only Strip	$3,674	13	2.25%	0.10%	3.14%
Decline in fair value of 10% adverse change			$49	$0	$13
Decline in fair value of 20% adverse change			98	0	25

2003 transaction - Interest-Only Strip	3,559	28	1.84%	0.10%	3.51%
Decline in fair value of 10% adverse change			$8	$0	$29
Decline in fair value of 20% adverse change			17	0	58

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

20. Derivative Financial Instruments

Historically, Susquehanna’s use of derivative instruments has been minimal and immaterial to its financial position and results of operations. As part of the Patriot acquisition in June 2004, however, Susquehanna acquired three pay variable/receive fixed interest rate swaps that Patriot had entered into in June 2003, to hedge changes in the fair value of designated fixed-rate FHLB advances. The notional amount of these contracts totaled $72,000, with maturity dates of May 29, 2008. Since the terms of the interest rate swaps mirror those of the hedged items, Patriot adopted the short cut method of accounting for these transactions as prescribed in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, no hedge ineffectiveness has been recognized in earnings relating to these fair values.

The following table summarizes the derivate financial instruments acquired from Patriot, at December 31, 2004:

Notional Amount	Fair Value	Book Value	Fixed Rate	Variable Rate
$35,000	$(1,372)	$(1,721)	4.69%	three-month LIBOR + 2.2125%
22,000	(864)	(1,083)	5.01	three-month LIBOR + 2.535%
15,000	(588)	(737)	5.04	three-month LIBOR + 2.5625%

$72,000	$(2,824)	$(3,541)

As a result of certain assumptions Susquehanna has made relating to a rising interest rate environment and the interest sensitivity of its balance sheet, the swaps were terminated on January 28, 2005. The resulting gain will be accreted into income over the remaining 41 months of the original contract.

Susquehanna enters into commitments to originate mortgage loans which are generally held for sale. These commitments are derivatives under FAS 149, “Amendment of Statement 133 on Derivative Instruments and

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Hedging Activities.” To reduce the market risk of these commitments, Susquehanna also enters into forward-sale agreements to sell the loans upon closing. The forward-sale agreements are also derivatives under FAS 133. At December 31, 2004, the notional amount of both the commitments and the forward-sale agreements was $29,182.

21. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties within active markets. This excludes the results under a forced liquidation scenario. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. This is the most accurate way to determine fair values. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using the present value discounted cash flow models or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, Susquehanna’s ability to actually realize these derived values cannot be assured.

The estimated fair values disclosed herewith may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings, as well as certain financial instruments such as leases.

Susquehanna also has several intangible assets which are not included in the fair value disclosures such as customer lists and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do no represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument presented.

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

Loans and Leases. Variable rate loans which do not expose Susquehanna to interest rate risk have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve.

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

FHLB Borrowings and Long-Term Debt. Fair values were based upon quoted rates of similar instruments issued by banking companies with similar credit ratings.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their contractual amounts. The fair values of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are calculated as the reasonable amounts that Susquehanna would agree to pay or receive, after considering the likelihood of the commitments expiring.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$160,574	$160,574	$176,240	$176,240
Short-term investments	58,734	58,734	78,962	78,962
Investment securities	1,245,414	1,245,414	988,222	988,222
Loans and leases, net of unearned income	5,253,008	5,266,536	4,263,272	4,295,675

Financial liabilities:
Deposits	5,130,682	5,152,074	4,134,467	4,163,488
Short-term borrowings	420,868	420,868	355,553	355,553
FHLB borrowings	751,220	779,912	613,850	654,139
Long-term debt	223,277	225,994	130,000	133,663

22. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2004	2003
Assets
Cash in subsidiary banks	$496	$174
Investments in and receivables from consolidated subsidiaries	947,678	643,036
Other investment securities	1,487	2,139
Premises and equipment, net	3,354	2,662
Other assets	29,962	32,897

Total assets	$982,977	$680,908

Liabilities and Shareholder’s Equity
Long-term debt	$200,000	$125,000
Junior subordinated debentures	23,277	0
Other liabilities	8,006	8,526

Total liabilities	231,283	133,526
Shareholders’ equity	751,694	547,382

Total liabilities and shareholders’ equity	$982,977	$680,908

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Statements of Income

	Years Ended December 31,
	2004	2003	2002
Income:
Dividends from subsidiaries	$68,900	$20,830	$35,738
Interest, dividends and gains on sales of investment securities	42	41	2,830
Interest and management fees from subsidiaries	41,963	39,705	39,995
Miscellaneous	1,241	634	0

Total income	112,146	61,210	78,563

Expenses:
Interest	12,943	9,445	7,602
Other	46,819	41,294	39,371

Total expenses	59,762	50,739	46,973

Income before taxes, and equity in undistributed income of subsidiaries	52,384	10,471	31,590
Income tax provision (benefit)	(1,861)	(1,122)	655
Equity in undistributed net income of subsidiaries	15,935	50,780	30,786

Net Income	$70,180	$62,373	$61,721

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$70,180	$62,373	$61,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,151	2,002	1,660
Realized (gain) loss on sale of available for sale securities	2	0	(2,567)
Equity in undistributed net income of subsidiaries	(15,935)	(50,780)	(30,786)
Increase in other assets	(11,742)	(1,717)	(362)
Increase (decrease) in accrued expenses payable	(401)	(3,266)	2,360
Other, net	347	(1,504)	2,479

Net cash provided by operating activities	44,602	7,108	34,505

Cash Flows from Investing Activities:
Purchase of investment securities	(1,500)	(2,899)	0
Proceeds from the sale/maturities of investment securities	1,498	774	2,928
Capital expenditures	(1,579)	(442)	(757)
Net investment in subsidiaries	(41,422)	60,850	(75,923)
Acquisitions	(42,513)	0	(7,000)

Net cash (used in) provided by investing activities	(85,516)	58,283	(80,752)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,351	3,852	2,116
Proceeds from issuance of long-term debt	74,356	0	74,097
Repayment of long-term debt	0	(35,000)	0
Dividends paid	(38,471)	(34,167)	(31,985)

Net cash (used in) provided by financing activities	41,236	(65,315)	44,228

Net increase (decrease) in cash and cash equivalents	322	76	(2,019)
Cash and cash equivalents at January 1,	174	98	2,117

Cash and cash equivalents at December 31,	$496	$174	$98

Cash in subsidiary banks at December 31,	$496	$174	$98

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except as noted and per share data)

Note 23. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2004 and 2003,

are as follows:

	2004
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$69,587	$74,194	$87,448	$90,530
Interest expense	22,906	24,840	29,036	30,960

Net interest income	46,681	49,354	58,412	59,570
Provision for loan and lease losses	1,700	2,107	2,783	3,430

Net interest income after provision for loan and lease losses	44,981	47,247	55,629	56,140
Non-interest income	27,074	27,354	30,122	30,040
Non-interest expense	49,303	51,361	59,502	58,875

Income before income taxes	22,752	23,240	26,249	27,305
Applicable income taxes	6,826	6,742	7,743	8,056

Net income	$15,926	$16,498	$18,506	$19,249

Earnings per common share:
Basic	$0.40	$0.40	$0.40	$0.41
Diluted	0.40	0.40	0.40	0.41

	2003
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$74,189	$72,345	$68,442	$71,043
Interest expense	26,910	25,326	23,621	23,156

Net interest income	47,279	47,019	44,821	47,887
Provision for loan and lease losses	2,705	2,175	2,665	2,677

Net interest income after provision for loan and lease losses	44,574	44,844	42,156	45,210
Non-interest income	25,493	24,922	28,680	22,656
Non-interest expense	46,776	46,460	48,349	47,846

Income before income taxes	23,291	23,306	22,487	20,020
Applicable income taxes	7,220	6,992	6,513	6,006

Net income	$16,071	$16,314	$15,974	$14,014

Earnings per common share:
Basic	$0.41	$0.41	$0.40	$0.35
Diluted	0.40	0.41	0.40	0.35

PricewaterhouseCoopers LLP

One South Market Square

Harrisburg, PA 17101-9916

Telephone (717) 231-5900

Facsimile (717) 232-5672

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.:

We have completed an integrated audit of Susquehanna Bancshares, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

March 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in Susquehanna’s principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope or procedures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Susquehanna has established disclosure controls and procedures to ensure that material information relating to Susquehanna, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, Susquehanna’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Susquehanna in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls. There were no significant changes in Susquehanna’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses in internal controls that would require corrective action.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of Susquehanna

Certain portions of the information required by this Item will be included in the 2005 Proxy Statement in the Election of Directors section, the Corporate Governance section, the Director and Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2005 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2005 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section and the Director and Executive Officer Compensation – Equity Plan Compensation Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be included in the 2005 Proxy Statement in the Certain Relationships and Related Transaction section, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2005 Proxy Statement in the Fees Billed by Independent Accountant to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth in (c) below.

(b)	Report on Form 8-K.

(1)	Susquehanna filed a Current Report on Form 8-K on October 1, 2004, announcing its corporate branding strategy and its decision to combine its eight bank affiliates into three, filed pursuant to Items 8.01 and 9.01.

(2)	Susquehanna furnished a Current Report on Form 8-K on October 26, 2004, announcing its financial results for its third quarter ended September 30, 2004, furnished pursuant to Items 2.02 and 9.01.

(c)	Exhibits.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated as of March 15, 2004, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, Registration No. 333-112368. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

2.2	Amended and Restated Agreement and Plan of Merger, dated May 1, 2004, between Equity Bank and Patriot Bank is incorporated by reference to Exhibit 2.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(3) 3.1

Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2	By-laws. Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)	Material Contracts.

10.1	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.2	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.3	Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.*

10.4	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.5	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.6

2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of

April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

10.7	Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.8	Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.9	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.10	Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

10.11	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

10.12	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

10.13	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is filed herewith as Exhibit 10.13.

10.14	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr. is incorporated by reference by Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.*

10.15	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

10.16	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.17	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.18	Directors’ Fee Schedule is filed herewith as Exhibit 10.18.*

10.19	Description of Short Term and Long Term Incentive Programs, Executive Supplemental Disability Insurance and Executive Life Insurance Policy and Bonus Program is filed herewith as Exhibit 10.19.*

10.20	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with Contingent Earnings Agreement Amendment No. 1, dated November 20, 2000, are filed herewith as Exhibit 10.20.*

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net.. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(d)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (William J. Reuter)	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ CHLOÉ R. EICHELBERGER (Chloé R. Eichelberger)	Director	March 16, 2005

/s/ JAMES G. APPLE (James G. Apple)	Director	March 16, 2005

/s/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	March 16, 2005

/s/ JOHN M. DENLINGER (John M. Denlinger)	Director	March 16, 2005

/s/ OWEN O. FREEMAN, JR. (Owen O. Freeman, Jr.)	Director	March 16, 2005

/s/ HENRY H. GIBBEL (Henry H. Gibbel)	Director	March 16, 2005

/s/ WILLIAM B. ZIMMERMAN (William B. Zimmerman)	Director	March 16, 2005

/s/ T. MAX HALL (T. Max Hall)	Director	March 16, 2005

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2004

[SIGNATURES CONTINUED]

Signature	Title	Date

/s/ M. ZEV ROSE (M. Zev Rose)	Director	March 16, 2005

/s/ E. SUSAN PIERSOL. (E. Susan Piersol)	Director	March 16, 2005

/s/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	March 16, 2005

/s/ ROGER V. WIEST (Roger V. Wiest)	Director	Marc 16, 2005

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	March 16, 2005

/s/ JAMES A. BENTLEY, JR. (James A. Bentley, Jr.)	Director	March 16,2005

/s/ RUSSELL J. KUNKEL (Russell J. Kunkel)	Director	March 16, 2005

[END OF SIGNATURE PAGES]

Susquehanna

Bancshares, Inc.

26 North Cedar Street

Lititz, PA 17543

(717) 626-4721 Telephone

(717) 626-1874 Fax

www.susquehanna.net

SUSQ: NASDAQ National Market Symbol

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Patriot Bank Corp., dated as of March 15, 2004, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, Registration No. 333-112368. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

	2.2	Amended and Restated Agreement and Plan of Merger, dated May 1, 2004, between Equity Bank and Patriot Bank is incorporated by reference to Exhibit 2.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws. Incorporated by reference to Exhibit 3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of
Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

	4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit Numbers		Description and Method of Filing
(10)	Material Contracts.

	10.1	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

	10.2	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

	10.3	Susquehanna’s Equity Compensation Plan, as amended on May 25, 2001, is incorporated by reference to Exhibit 10(iii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.*

	10.4	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.5	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.6	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

	10.7	Employment Agreement between Susquehanna and William J. Reuter, dated March 21, 2001, is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002 is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 2001. Renewal of Employment Agreement between William J. Reuter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment

Exhibit Numbers		Description and Method of Filing
Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between William J. Reuter and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.8	Employment Agreement between Susquehanna and Gregory A. Duncan, dated March 14, 2001, is incorporated by reference to Exhibit 10(vii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 22, 2003 is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between Gregory A. Duncan and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.9	Employment Agreement between Susquehanna and Drew K. Hostetter, dated March 12, 2001, is incorporated by reference to Exhibit 10(viii) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(x) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 20, 2003 is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Renewal of Employment Agreement between Drew K. Hostetter and Susquehanna, dated as of February 28, 2004, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.10	Employment Agreement between Susquehanna and Williamsport National Bank and Charles W. Luppert, dated March 20, 2001, is incorporated by reference to Exhibit 10(ix) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment dated February 28, 2002, is incorporated by reference to Exhibit 10(xi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Renewal of Employment Agreement between Charles W. Luppert and Susquehanna, executed August 20, 2002, but effective as of January 16, 2002, is incorporated by reference to Exhibit 10.4 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Renewal of Employment Agreement between Charles W. Luppert, Susquehanna and WNB Bank, dated January 15, 2003, and Second Amendment to Employment Agreement dated January 30, 2003, is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. *

Exhibit Numbers		Description and Method of Filing
	10.11	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

	10.12	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

	10.13	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is filed herewith as Exhibit 10.13.

	10.14	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr. is incorporated by reference by Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.*

	10.15	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

	10.16	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.17	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.18	Directors’ Fee Schedule is filed herewith as Exhibit 10.18.*

	10.19	Description of Short Term and Long Term Incentive Programs, Executive Supplemental Disability Insurance and Executive Life Insurance Policy and Bonus Program is filed herewith as Exhibit 10.19.*

	10.20	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with Contingent Earnings Agreement Amendment No. 1, dated November 20, 2000, are filed herewith as Exhibit 10.20.*

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.