Form 10-Q
period 2005-03-31
SUSQUEHANNA BANCSHARES INC
filed 2005-05-10
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or

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

46,650,467 shares of common stock, par value $2.00 per share, as of April 28, 2005.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31 2005	December 31 2004	March 31 2004
	(in thousands, except share data)
Assets
Cash and due from banks	$173,427	$160,574	$137,500
Short-term investments:
Restricted	27,045	27,190	26,777
Unrestricted	32,166	31,544	122,721

Total short-term investments	59,211	58,734	149,498

Securities available for sale	1,227,119	1,240,945	1,056,929
Securities held to maturity (fair values approximate $6,599, $4,469 and $4,533)	6,599	4,469	4,533
Loans and leases, net of unearned income	4,990,889	5,253,008	4,229,609
Less: Allowance for loan and lease losses	53,127	54,093	42,946

Net loans and leases	4,937,762	5,198,915	4,186,663

Premises and equipment, net	87,729	83,606	63,605
Foreclosed assets	1,949	1,340	1,657
Accrued income receivable	22,799	21,661	17,235
Bank-owned life insurance	251,907	249,691	208,092
Goodwill	242,533	240,632	59,123
Intangible assets with finite lives	12,922	11,960	4,215
Investment in and receivables from unconsolidated entities	112,205	68,384	57,585
Other assets	117,134	134,162	103,133

	$7,253,296	$7,475,073	$6,049,768

Liabilities and Shareholders’ Equity
Deposits:
Demand	$870,302	$853,411	$718,621
Interest-bearing demand	1,680,066	1,765,077	1,453,987
Savings	565,449	559,530	518,813
Time	1,350,168	1,367,282	1,255,054
Time of $100 or more	640,080	585,382	399,423

Total deposits	5,106,065	5,130,682	4,345,898
Short-term borrowings	398,521	420,868	275,388
FHLB borrowings	625,393	751,220	492,794
Long-term debt	150,000	200,000	130,000
Junior subordinated debentures	23,196	23,277	0
Accrued interest, taxes, and expenses payable	52,483	41,255	41,226
Deferred taxes	105,925	114,050	109,737
Other liabilities	45,624	42,027	95,129

Total liabilities	6,507,207	6,723,379	5,490,172

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,623,122 at March 31, 2005; 46,592,930 at December 31, 2004; and 39,868,108 at March 31, 2004	93,246	93,186	79,736
Additional paid-in capital	226,863	226,384	66,365
Retained earnings	439,844	435,159	410,606
Accumulated other comprehensive income (loss), net of taxes of ($7,465), ($1,634), and $1,614	(13,864)	(3,035)	2,889

Total shareholders’ equity	746,089	751,694	559,596

	$7,253,296	$7,475,073	$6,049,768

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$79,855	$61,134
Securities:
Taxable	10,630	7,713
Tax-exempt	481	260
Dividends	632	283
Short-term investments	304	197

Total interest income	91,902	69,587

Interest Expense:
Deposits:
Interest-bearing demand	5,442	2,655
Savings	603	386
Time	14,153	11,815
Short-term borrowings	1,917	590
FHLB borrowings	7,496	5,120
Long-term debt	2,879	2,340

Total interest expense	32,490	22,906

Net interest income	59,412	46,681
Provision for loan and lease losses	2,750	1,700

Net interest income, after provision for loan and lease losses	56,662	44,981

Noninterest Income:
Service charges on deposit accounts	4,963	4,882
Vehicle origination, servicing, and securitization fees	3,202	5,193
Asset management fees	4,384	3,258
Income from fiduciary-related activities	1,481	1,468
Commissions on brokerage, life insurance, and annuity sales	1,218	916
Commissions on property and casualty insurance sales	3,296	2,420
Income from bank-owned life insurance	2,272	2,012
Net gain on sale of loans and leases	3,698	3,671
Net gain on securities	121	563
Other	3,335	2,691

Total noninterest income	27,970	27,074

Noninterest Expenses:
Salaries and employee benefits	29,282	24,107
Occupancy	5,039	3,786
Furniture and equipment	2,348	2,094
Amortization of intangible assets	364	157
Vehicle residual value	2,804	1,211
Vehicle delivery and preparation	3,436	3,018
Other	18,807	14,930

Total noninterest expenses	62,080	49,303

Income before income taxes	22,552	22,752
Provision for income taxes	7,149	6,826

Net Income	$15,403	$15,926

Earnings per share:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40
Cash dividends	$0.23	$0.22
Average shares outstanding:
Basic	46,609	39,866
Diluted	46,825	40,182

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,	2005	2004
Cash Flows from Operating Activities:
Net income	$15,403	$15,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	5,646	4,300
Provision for loan and lease losses	2,750	1,700
Realized gain on sales of available-for-sale securities, net	(121)	(563)
Deferred income taxes	(2,364)	3,169
Gain on sale of loans and leases	(3,698)	(3,670)
Gain on sale of other real estate owned	(43)	(174)
Mortgage loans originated for sale	(39,722)	(24,372)
Proceeds from sale of mortgage loans originated for sale	42,283	26,022
Leases acquired/originated for sale	(5,671)	(128,184)
Proceeds from sale of leases acquired/originated for sale	5,218	118,638
Increase in cash surrender value of bank-owned life insurance	(2,216)	(2,634)
(Increase) decrease in accrued interest receivable	(1,138)	259
Increase (decrease) in accrued interest payable	1,396	(415)
Increase in accrued expenses and taxes payable	11,228	7,905
Other, net	21,100	55,700

Net cash provided by operating activities	50,051	73,607

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	145	18,040
Activity in available-for-sale securities:
Sales	49,168	90,222
Maturities, repayments and calls	64,696	40,713
Purchases	(119,797)	(199,039)
Net proceeds from sale of leases in banks’ portfolios	320,754	0
Net (increase) decrease in loans and leases	(109,165)	32,400
Purchase of bank-owned life insurance	0	(4,903)
Acquisitions, net of cash acquired	(3,227)	0
Additions to premises and equipment	(6,179)	(2,389)

Net cash provided by (used in) investing activities	196,395	(24,956)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(24,617)	211,431
Net decrease in short-term borrowings	(22,348)	(80,165)
Net decrease in FHLB borrowings	(125,827)	(121,425)
Repayment of long-term debt	(50,000)	0
Proceeds from issuance of common stock	539	114
Cash dividends paid	(10,718)	(8,770)

Net cash provided by (used in) financing activities	(232,971)	1,185

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Net change in cash and cash equivalents	13,475	49,836
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at March 31	$205,593	$260,221

Cash and cash equivalents:
Cash and due from banks	$173,427	$137,500
Unrestricted short-term investments	32,166	122,721

Cash and cash equivalents at March 31	$205,593	$260,221

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$31,094	$23,259
Income tax payments	$425	$105

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$1,241	$313

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

Three months ended March 31	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Additional Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$547,382

Comprehensive income:
Net income				15,926		15,926
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					4,248	4,248
Change in unrealized gain on recorded interest in securitized assets, net of taxes					696	696

Total comprehensive income						20,870

Common stock issued under employee benefit plans (including related tax benefit of $31)	6,791	13	101			114
Cash dividends declared ($0.22 per share)				(8,770)		(8,770)

Balance at March 31, 2004	39,868,108	$79,736	$66,365	$410,606	$2,889	$559,596

Balance at January 1, 2005	46,592,930	$93,186	$226,384	$435,159	$(3,035)	$751,694

Comprehensive income:
Net income				15,403		15,403
Change in unrealized gain (loss) on securities available for sale, net of tax effect and reclassification adjustment					(10,860)	(10,860)
Change in unrealized gain (loss) on recorded interests in securitized assets, net of tax effect					(79)	(79)
Unrealized gain on cash flow hedge, net of tax effect					110	110

Total comprehensive income						4,574

Common stock issued under employee benefit plans (including related tax benefit of $114)	30,192	60	479			539
Cash dividends declared ($0.23 per share)				(10,718)		(10,718)

Balance at March 31, 2005	46,623,122	$93,246	$226,863	$439,844	$(13,864)	$746,089

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2005 and 2004.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 62 through 70 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Recent Accounting Pronouncements.

In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of FASB Statement No, 123 (revised 2004), “Share-Based Payment (FAS 123(R)”. Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. For most public companies the delay will eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of a fiscal year as originally called for. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” The FSP gives guidance to a reporting enterprise on determining whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE. For entities to which Interpretation 46(R) has been applied, the FSP was to be applied in the first reporting period beginning after March 3, 2005. Application of this FSP has not had a material effect on Susquehanna’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Susquehanna expects to adopt this FAS on January 1, 2006, and select the Modified Prospective Application (“MPA”) as its transition method. It is estimated that adoption of Statement 123(R) will reduce Susquehanna’s net income by approximately $536 in 2006.

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

NOTE 2. Acquisitions

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, Susquehanna acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively “Brandywine”) located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Susquehanna has merged Brandywine into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of the wealth-management affiliate, VFAM.

The acquisition of Brandywine is considered immaterial for purposes of the disclosures required by FAS No. 141.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1.0 billion, and the holding company for Patriot Bank. The results of Patriot’s operations have been included in the consolidated financial statements since that date.

Presented below is certain unaudited pro forma information for the three-month period ended March 31, 2004, as if Patriot had been acquired on January 1, 2004. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	Three Months Ended March 31
	2005 Actual	2004
Net income	$15,403	$18,129
Basic EPS	$0.33	$0.39
Diluted EPS	$0.33	$0.39

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	March 31, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	251,908	246,705	263,835	262,340
State & municipal	35,568	36,515	37,050	38,219
Mortgage-backed	863,963	847,090	872,324	868,266
Other debt securities	30,485	30,294	7,376	7,365
Equities	65,383	66,515	63,840	64,755

	1,247,307	1,227,119	1,244,425	1,240,945
Held-to-maturity:
State & municipal	6,599	6,599	4,469	4,469

Total investment securities	$1,253,906	$1,233,718	$1,248,894	$1,245,414

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31, 2005	December 31, 2004
Commercial, financial, and agricultural	$802,525	$760,106
Real estate - construction	784,320	741,660
Real estate secured - residential	1,602,225	1,611,999
Real estate secured - commercial	1,249,933	1,252,753
Consumer	338,922	351,846
Leases	212,964	534,644

Total loans and leases	$4,990,889	$5,253,008

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$203,718	$332,016
Estimated residual value of leases	38,002	260,514
Unearned income under lease contracts	(28,756)	(57,886)

Total leases	$212,964	$534,644

An analysis of impaired loans, as of March 31, 2005 and December 31, 2004, is as follows:

Impaired loans without a related reserve	$2,276	$3,024
Impaired loans with a reserve	3,887	3,687

Total impaired loans	$6,163	$6,711

Reserve for impaired loans	$1,374	$1,194

An analysis of impaired loans, for the three months ended March 31, 2005 and 2004, is as follows:

	Three Months ended March 31,
	2005	2004
Average balance of impaired loans	$5,823	$8,528
Interest income on impaired loans (cash-basis)	13	28

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	March 31, 2005	December 31, 2004
Securities sold under repurchase agreements	$287,456	$307,765
Federal funds purchased	109,600	108,600
Treasury tax and loan notes	1,465	4,503

Total short-term borrowings	$398,521	$420,868

Long-term debt was as follows:

Subordinated notes due February, 2005	$0	$50,000
Subordinated notes due November, 2012	75,000	75,000
Subordinated notes due May, 2014	75,000	75,000
Junior subordinated notes callable 2007	23,196	23,277

Total long-term debt	$173,196	$223,277

NOTE 6. Earnings per Share (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$15,403	46,609	$0.33	$15,926	39,866	$0.40

Effect of Diluted Securities:
Stock options outstanding		216			316

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$15,403	46,825	$0.33	$15,926	40,182	$0.40

For the three months ended March 31, 2005 average options to purchase 511 shares were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive. For the three months ended March 31, 2004, all options outstanding were included in the computation of diluted EPS.

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

Pursuant to FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transitions and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors, with an exercise price of $24.95 per share on the date of grant; the options vested immediately.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	For the three months ended March 31
	2005	2004
Net income, as reported	$15,403	$15,926

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	708	214

Pro forma net income	$14,695	$15,712

Earnings per share:
Basic - as reported	$0.33	$0.40
Basic - pro forma	$0.32	$0.39

Diluted - as reported	$0.33	$0.40

Diluted - pro forma	$0.31	$0.39

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended March 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$840	$670	$86	$54
Interest cost	992	956	93	70
Expected return on plan assets	(1,327)	(1,103)	0	0
Amortization of prior service cost	(14)	(12)	12	12
Amortization of transition obligation (asset)	(17)	0	28	28
Amortization of net actuarial (gain) or loss	220	113	6	(8)

Net periodic benefit cost	$694	$624	$225	$156

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $118 to its pension plans and $249 to its other postretirement benefit plan in 2005. As of March 31, 2005, $30 of contributions have been made to its pension plans, and $42 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $88 to fund its pensions plan in 2005 for a total of $118, and $207 to its other postretirement benefit plan for a total of $249.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2005, is as follows:

Balance as of January 1, 2005	$240,632
Goodwill acquired through the Brandywine acquisition, deemed to be tax deductible	1,901

Balance at March 31, 2005	$242,533

In addition, $1,326 was recorded as customer lists relating to the Brandywine acquisition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 10. Derivative Financial Instruments and Hedging Activities

On March 16, 2005, Susquehanna entered into a $219,836 amortizing interest rate swap. For purposes of Susquehanna’s consolidated financial statements, the entire $219,836 amortizing interest rate swap (the hedging instrument) is designated as a cash flow hedge of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2005, the unrealized gain, net of taxes, recorded in other comprehensive income was $110.

Risk Management Objective and Nature of Risk Being Hedged: Susquehanna’s risk management objective and strategy is to mitigate its exposure to changes in interest rates associated with its upcoming securitization of auto leases. Susquehanna is meeting this objective by entering into a forward-starting, pay-fixed and receive-LIBOR interest rate swap. The swap is expected to be effective in hedging the risk of changes in expected future cash flows associated with the forecasted sale of auto leases due to changes in the LIBOR swap rate, the designated benchmark interest rate being hedged, over the term of the hedging relationship.

Effectiveness of the Hedging Relationship: The critical terms of the forward-starting interest rate swap are identical to those of the forecasted transaction at inception.

Effectiveness Assessment and Measurement of Ineffectiveness: Since the critical terms of the swap and the hedged transaction match at inception, and it is probable that the swap counterparty will not default on the swap, Susquehanna has concluded at inception that the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows. Throughout the life of the hedging relationship, both retrospective evaluations and prospective assessments of hedge effectiveness will be based on the hypothetical derivative method. In addition, the measurement of hedge ineffectiveness will be based on the results of the hypothetical derivative method. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap will be compared to the cumulative change in fair value of a hypothetical swap. That hypothetical swap will have terms that exactly match the critical terms of the hedged transaction. Thus, the hypothetical derivative should be expected to perfectly offset the hedged cash flows. The change in fair value of the “perfect” hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in expected future cash flows on the hedged transaction.

Effectiveness assessments will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swap will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

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

	As of March 31				For the Three Months Ended March 31
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$307,995	$477,795	$1,880	$1,334	$(1)	$14
Leases securitized	765,515	391,509	775	200	(20)	33
Leases serviced for others (1)	446,432	720,188	1,103	1,648	36	67

Total leases and loans serviced	$1,519,942	$1,589,492	$3,758	$3,182	$15	$114

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended March 31
	2005	2004
Proceeds from lease securitizations	$345,710	$118,638
Amounts derecognized	372,488	128,184
Servicing fees received	1,454	1,223
Other cash flows received on retained interests	5,025	353

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of March 31, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip Decline in fair value of 10% adverse change Decline in fair value of 20% adverse change	$2,313	20	$4.09 6 12%	$0.10 0 0%	$3.74 17 34%

2004 revolving transaction - Interest-Only Strip Decline in fair value of 10% adverse change Decline in fair value of 20% adverse change	$490	34	$2.40 2 4%	$0.10 0 0%	$4.35 6 12%

2003 revolving transaction - Interest-Only Strip Decline in fair value of 10% adverse change Decline in fair value of 20% adverse change	$2,601	27	$1.80 8 16%	$0.10 0 0%	$4.23 32 64%

2003 transaction - Interest-Only Strip Decline in fair value of 10% adverse change Decline in fair value of 20% adverse change	$2,897	11	$2.25 4 8%	$0.10 0 0%	$3.81 10 20%

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event ; expectations regarding our branding strategy and internal realignment plans and their potential impact on our efficiency ratios and earnings; and our ability to maintain contingent vehicle liability insurance coverage in vicarious liability states and the impact on us if we cannot. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Farmers & Merchants Bank and Trust and subsidiaries (“F&M”), First American Bank of Pennsylvania (“FAB”), Citizens Bank of Southern Pennsylvania (“Citizens”), Susquehanna Patriot Bank and subsidiaries, (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (“SBLIC”), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

Availability of Information

Our web-site address is www.susquehanna.net. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Quarterly Report on Form 10-Q only as an inactive textual reference and do not intend it to be an active link to our web site.

Subsequent Events

On April 15, 2005, we merged three of our subsidiary banks, Susquehanna Bank, Citizens Bank of Southern Pennsylvania, and First American Bank of Pennsylvania into our Farmers & Merchants Bank subsidiary, which subsequently changed its name to Susquehanna Bank. As a result, the Maryland state-chartered Susquehanna Bank has assets of approximately $2.8 billion. This action was taken as part of the consolidation plan we announced in October 2004.

Results of Operations

Acquisitions

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pension, LLC, located in Wilmington, Delaware. Brandywine was a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine was merged into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of our wealth management affiliate, VFAM. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Summary of 2005 Compared to 2004

Net income for the first quarter of 2005, was $15.4 million, a decrease of $0.5 million, or 3.3%, over net income of $15.9 million for the first quarter of 2004. Net interest income increased 27.3%, to $59.4 million for the first quarter of 2005, from $46.7 million for the first quarter of 2004. Non-interest income increased 3.3%, to $28.0 million for the first quarter of 2005, from $27.1 million for the first quarter of 2004. Non-interest expenses increased 25.9%, to $62.1 million for the first quarter of 2005, from $49.3 million for the first quarter of 2004.

Additional information is as follows:

	Three Months Ended March 31,
	2005	2004
Diluted Earnings per Share	$0.33	$0.40
Return on Average Assets	0.83%	1.08%
Return on Average Equity	8.35%	11.64%
Return on Average Tangible Equity (1)	12.85%	13.24%
Efficiency Ratio	70.47%	66.39%
Efficiency Ratio excluding Hann (1)	61.28%	64.64%

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

Return on average equity (GAAP basis)	8.35%	11.64%
Effect of excluding average intangible assets and related amortization	4.50%	1.60%
Return on average tangible equity	12.85%	13.24%

Susquehanna has presented an efficiency ratio excluding Hann, which is a non-GAAP financial measure and is most directly comparable to the GAAP presentation of efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effects of our auto leasing subsidiary, Hann. Management believes this to be a preferred measurement because it excludes the volatility of full-term ratios, securitization income, and residual values of Hann and provides more focused visibility into our core business activities. A reconciliation of efficiency ratio excluding Hann to efficiency ratio is set forth below.

Efficiency ratio (GAAP basis)	70.47%	66.39%
Effect of excluding Hann	9.19%	1.75%
Efficiency ratio excluding Hann	61.28%	64.64%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended March 31, 2005			For the Three Month Period Ended March 31, 2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$57,294	$304	2.15	$90,611	$197	0.87
Investment securities:
Taxable	1,203,399	11,262	3.80	943,815	7,996	3.41
Tax - advantaged	41,889	740	7.16	20,632	400	7.80

Total investment securities	1,245,288	12,002	3.91	964,447	8,396	3.50

Loans and leases, (net):
Taxable	5,182,080	79,008	6.18	4,189,597	60,441	5.80
Tax - advantaged	85,298	1,303	6.20	67,731	1,066	6.33

Total loans and leases	5,267,378	80,311	6.18	4,257,328	61,507	5.81

Total interest - earning assets	6,569,960	$92,617	5.72	5,312,386	$70,100	5.31

Allowance for loan and lease losses	(53,841)			(43,339)
Other non - earning assets	970,556			649,861

Total assets	$7,486,675			$5,918,908

Liabilities
Deposits:
Interest - bearing demand	$1,738,757	$5,442	1.27	$1,364,918	$2,655	0.78
Savings	562,487	603	0.43	513,237	386	0.30
Time	1,986,594	14,153	2.89	1,651,567	11,815	2.88
Short - term borrowings	394,445	1,917	1.97	287,270	590	0.83
FHLB borrowings	807,935	7,496	3.76	546,791	5,120	3.77
Long - term debt	190,457	2,879	6.13	130,000	2,340	7.24

Total interest - bearing liabilities	5,680,675	$32,490	2.32	4,493,783	$22,906	2.05

Demand deposits	869,561			702,262
Other liabilities	188,299			172,337

Total liabilities	6,738,535			5,368,382
Equity	748,140			550,526

Total liabilities and shareholders’ equity	$7,486,675			$5,918,908

Net interest income / yield on average earning assets		$60,127	3.71		$47,194	3.57

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $59.4 million in the first quarter of 2005, as compared to $46.7 million for the same period in 2004. Net interest income as a percentage of net interest income plus other income was 68.0% for the quarter ended March 31, 2005, and 63.3% for the quarter ended March 31, 2004.

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

Table 1 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

The increase in our net interest income for the first quarter of 2005, as compared to the first quarter of 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot in June 2004. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced improvement in our net interest margin due to recent increases in interest rates. These improvements have been enhanced by a decrease in prepayments in our mortgage-backed securities portfolio and the resultant decrease in the amortization of premiums. Consequently, our net interest margin for the first quarter of 2005 increased 14 basis points, to 3.71%, from 3.57% for the first quarter of 2004. We believe that the Federal Reserve will continue to raise the federal funds target rate in small increments throughout 2005, and as a result, we anticipate additional improvement in our net interest margin.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.8 million for the first quarter of 2005, and $1.7 million for the first quarter of 2004. This $1.1 million increase in the provision is the result of a $2.3 million increase in net charge-offs and an offsetting net decrease in total loans outstanding since December 31, 2004, due primarily to the securitization of $366.8 million of auto leases in March 2005. The allowance for loan and lease losses, at March 31, 2005, was 1.06% of period-end loans and leases, or $53.1 million, compared with 1.02%, or $42.9 million, at March 31, 2004.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at March 31, 2005. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at March 31, 2005.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2005	2004
Balance - Beginning of period	$54,093	$42,672
Additions charged to operating expenses	2,750	1,700

	56,843	44,372

Charge-offs	(4,691)	(2,166)
Recoveries	975	740

Net charge-offs	(3,716)	(1,426)

Balance - Period end	$53,127	$42,946

Net charge-offs as a percent of average loans and leases (annualized)	0.29%	0.13%
Allowance as a percent of period-end loans and leases	1.06%	1.02%

Average loans and leases	$5,267,378	$4,257,328
Period-end loans and leases	4,990,889	4,229,609

TABLE 3 - Risk Assets

	March 31, 2005	December 31, 2004	March 31, 2004
Nonperforming assets:
Nonaccrual loans and leases	$19,085	$20,407	$17,749
Other real estate owned	1,949	1,340	1,657

Total nonperforming assets	$21,034	$21,747	$19,406

As a percent of period-end loans and leases plus other real estate owned	0.42%	0.41%	0.46%
Coverage ratio	278.37%	265.07%	241.96%
Loans and leases contractually past due 90 days and still accruing	$10,018	$10,217	$6,696

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 32.0% for the first quarter of 2005 and 36.7% for the first quarter of 2004.

Noninterest income increased $0.9 million, or 3.3%, for the first quarter of 2005, over the first quarter of 2004. This net increase is composed primarily of the following:

•	Increased asset management fees of $1.1 million;

•	Increased commissions on property and casualty insurance sales of $0.9 million;

•	Increased other income of $0.6 million; and

•	Decreased vehicle origination, servicing, and securitization fees of $2.0 million.

Asset management fees. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 34.6%, as assets under management at VFAM increased 16.8%, to $3.6 billion at March 31, 2005, from $3.1 billion at March 31, 2004.

Commissions on property and casualty insurance sales. The 36.2% increase in commissions on property and casualty insurance sales for the first quarter of 2005 can be attributed to new business and better than expected contingency fee income.

Other income. The 23.9% increase in other income primarily can be attributed to the purchase of Patriot in June 2004.

Vehicle origination, securitization, and servicing fees. The 38.3% decrease in vehicle origination, servicing, and securitization fees was primarily due to decreased lease origination volumes at Hann, from $132.0 million in the first quarter of 2004, to $52.0 million in the first quarter of 2005. This reduction in volume was due to special financing offers provided by the major car manufacturers with whom Hann competes. If these special financing offers continue, Hann’s production in 2005 could be significantly less than the $450.1 million originated in 2004. This would have an adverse effect on our fee income and earnings in 2005.

Noninterest Expenses

Noninterest expenses increased $12.8 million, or 25.9%, from $49.3 million for the first quarter of 2004, to $62.1 million for the first quarter of 2005. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $5.2 million;

•	Increased occupancy expense of $1.3 million;

•	Increased vehicle residual value expense of $1.6 million; and

•	Increased other expenses of $3.9 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 21.5% from the first quarter of 2004, compared to the first quarter of 2005. The increase in salaries and benefits was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs.

Occupancy. Charges for occupancy increased 33.1%. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent and maintenance expenses.

Vehicle residual value expense. As we had anticipated, vehicle residual value expense increased for the first quarter of 2005 based upon servicing agreements with Auto Lenders. For further information concerning Vehicle Leasing Residual Value Risk, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Form 10-Q.

Other expenses. The 26.0% in other expenses is directly related to the inclusion of Patriot operations for the first quarter of 2005.

Income Taxes

Our effective tax rate for the first quarter of 2005 was 31.7% and 30.0% for the first quarter of 2004. The increase in the effective tax rate for 2005 was primarily related to a proportionate decline in tax-advantaged income.

Financial Condition

Summary of 2005 Compared to 2004

Total assets at March 31, 2005 were $7.3 billion, a decrease of 3.0%, as compared to total assets of $7.5 billion at December 31, 2004. Loans and leases decreased to $5.0 billion at March 31, 2005, from $5.3 billion at December 31, 2004. Equity capital was $746.1 million at March 31, 2005, or $16.00 per share, compared to $751.7 million, or $16.13 per share, at December 31, 2004. Equity capital decreased $5.6 million from December 31, 2004, as accumulated other comprehensive income (loss) declined from a loss of $3.0 million at December 31, 2004, to a loss of $13.9 million at March 31, 2005, due to a rise in interest rates that caused a reduction in the market value of our investment securities.

Investment Securities

Investment securities available for sale decreased $13.8 million from December 31, 2004, to March 31, 2005. This decrease primarily is attributable to increased unrealized losses in the portfolio as a result of the changing interest-rate environment. Management has both the ability and the intent to hold those securities affected, primarily mortgage-backed securities, for a time necessary to recover the amortized cost.

In addition, the recording of these unrealized losses in accumulated other comprehensive income resulted in a net decrease in shareholders’ equity at March 31, 2005, as compared to December 31, 2004.

Loans and Leases

In March 2005, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $366.8 million. Internal growth in the loan and lease portfolio during the first quarter of 2005 was approximately $109.2 million. As a result, loans and leases decreased $262.1 million, from December 31, 2004, to March 31, 2005

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $20.4 million at December 31, 2004, to $19.1 million at March 31, 2005. Loans and leases past due 90 days or more and still accruing interest decreased slightly, from $10.2 million at December 31, 2004, to $10.0 million at March 31, 2005. The percentage of non-performing assets to period-end loans and leases plus other real estate owned, however, increased slightly, from 0.41% at December 31, 2004, to 0.42% at March 31, 2005, as a result of a $0.6 million increase in other real estate owned. The percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) was 278.4% at March 31, 2005, and 265.1% at December 31, 2004.

Goodwill and Other Identifiable Intangible Assets

As a result of the Brandywine acquisition in February 2005, we recognized goodwill of $1.9 million and a customer list intangible of $1.3 million.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in March 2005, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $49.1 million. This amount represents receivables from the unconsolidated qualified special purpose entities that were established to transact the securitization, which resulted in a $2.9 million gain on sale of leases.

Borrowings

Federal Home Loan Bank borrowings decreased $125.8 million, and long-term debt decreased $50.0 million, from December 31, 2004, to March 31, 2005. The decrease in FHLB borrowings was accomplished through the utilization of proceeds received in the March 2005 securitization transaction. The decrease in long-term debt was the result of our repayment, at maturity on February 1, 2005, of $50.0 million aggregate principal amount of 9.0% subordinated notes.

Capital Adequacy

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses limited to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The minimum Tier 1 capital ratio is 4%; our ratio at March 31, 2005, was 8.42%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at March 31, 2005, was 11.67%. The minimum leverage ratio is 4%; our leverage ratio at March 31, 2005, was 7.30%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The types of market risk exposures generally faced by banking entities include equity market price risk, liquidity risk, interest rate risk, foreign currency risk, and commodity price risk.

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. However, in addition to general banking risks, we have other risks that are related to vehicle leasing, asset securitizations, and off-balance sheet financing that are also discussed below.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2005, our bank subsidiaries had approximately $677.8 million available to them under collateralized lines of credit with various FHLBs; and approximately $195.1 million more was available provided that additional collateral would have been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $32.2 million at March 31, 2005 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 200 basis point shock and an up 300 basis point shock. Positive rate scenarios are considered more likely, as we and most economists believe that the Federal Reserve will continue to increase short-term interest rates throughout 2005, putting upward pressure on the long-term interest rates, as well.

At March 31, 2005, we were an asset-sensitive institution and should benefit from a continued rise in interest rates in 2005, if that should occur.

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap. For purposes of Susquehanna’s consolidated financial statements, the entire $219.8 million amortizing interest rate swap (the hedging instrument) is designated as a cash flow hedge of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2005, the unrealized gain, net of taxes, recorded in other comprehensive income was $0.11 million.

Risk Management Objective and Nature of Risk Being Hedged: Our risk management objective and strategy is to mitigate our exposure to changes in interest rates associated with our upcoming securitization of auto leases. We are meeting this objective by entering into a forward-starting, pay-fixed and receive-LIBOR interest rate swap. The swap is expected to be effective in hedging the risk of changes in expected future cash flows (proceeds) associated with the forecasted sale of auto leases due to changes in the LIBOR swap rate, the designated interest rate being hedged, over the term of the hedging relationship.

Effectiveness of the Hedging Relationship: The critical terms of the forward-starting interest rate swap are identical to those of the forecasted transaction at inception and are summarized as follows:

•	The amortizing notional amount of the swap matches the aggregate amortizing principal amount being hedged of the auto leases expected to be securitized;

•	The fair value of the swap at the inception of the hedging relationship was zero;

•	The formula for computing net settlements under the swap is the same for each net settlement;

•	The index on which the variable leg of the swap is based matched the benchmark interest rate (LIBOR) designated as the risk being hedged for this hedging relationship;

•	All other terms of the interest rate swap and the auto leases expected to be securitized are typical of those instruments;

•	The effective date of the swap matches the expected date of securitization (February 1, 2006);

•	There is no floor or cap on the swap or the auto leases expected to be securitized;

•	Based upon our current assessment, the likelihood of the swap counterparty not defaulting is probable; and

•	Based upon our current assessment, it is probable that the forecasted sale of auto leases will occur within the time period specified and in an amount at least equal to the corresponding notional amount of the swap.

Effectiveness Assessment and Measurement of Ineffectiveness: Since the critical terms of the swap and the hedged transaction match at inception, and it is probable that the swap counterparty will not default on the swap, we have concluded at inception that the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows. Throughout the life of the hedging relationship, both retrospective evaluations and prospective assessments of hedge effectiveness will be based on the hypothetical derivative method. In addition, the measurement of hedge ineffectiveness will be based on the results of the hypothetical derivative method. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap will be compared to the cumulative change in fair value of a hypothetical swap. That hypothetical swap will have terms that exactly match the critical terms of the hedged transaction. Thus, the hypothetical derivative should be expected to perfectly offset the hedged cash flows. The change in fair value of the “perfect” hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in expected future cash flows on the hedged transaction.

Effectiveness assessments will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swap will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized.

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann (our vehicle leasing subsidiary) and our affiliate banks, Hann and the banks have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or a bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank affiliates.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of March 31, 2005 and 2004, Hann’s managed portfolio was comprised of the following:

	As of March 31, 2005	As of March 31, 2004
Securitization Transactions*	$765.5 million	$391.5 million
Agency Arrangements and Lease Sales*	$338.4 million	$595.2 million
Sale-Leaseback Transactions*	$108.0 million	$125.0 million
Leases and Loans Held in Portfolio	$308.0 million	$477.8 million

Total Leases and Loans Serviced	$1,519.9 million	$1,589.5 million

*	Off-balance sheet

All of our securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable us to more efficiently utilize required regulatory capital.

Securitization Transactions

As of March 31, 2005, the aggregate fair value of all recorded PV Receivables in connection with securitizations was $8.3 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 – Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, and “Note 11 – Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of Recent Securitization Transactions

In March 2005, six of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded PV Receivable for this transaction was $2.3 million.

Summary of Prior Years’ Securitization Transactions

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). During the first quarter of 2005, Hann made transfers to the QSPE of beneficial interests in $5.7 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of this PV Receivable at March 31, 2005 was $0.5 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded PV Receivable for this transaction was $12.0 million, and the fair value of this PV Receivable at March 31, 2005 was $2.9 million.

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

The fair value of this PV Receivable at March 31, 2005 was $2.6 million.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At March 31, 2005, the total residual value of the vehicles in the portfolio for this transaction was $54.4 million, and our maximum obligation under the Residual Interest Agreement at March 31, 2005, was $6.5 million.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $108.0 million at March 31, 2005. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At March 31, 2005, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $49.7 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of March 31, 2005.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at March 31, 2005 was $6.5 million.

Miscellaneous

Additionally, we are required to maintain contingent vehicle liability insurance coverage with regard to most of these transactions. This same coverage is also maintained on vehicles within our own portfolio. Because a majority of the vehicles are leased in the State of New York, a vicarious liability state, the ability to maintain our coverage or the premium cost could potentially have a negative impact on us. The basic coverage policy is renewable annually and expires in 2006.

Item 4. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 5. Other Information

On January 6, 2005, Hann entered into a Fifth Amendment to the 2002 Servicing Agreement with Auto Lenders. The amendment (i) reclassifies the quarterly payment dates as identified in paragraph 9 of the agreement as $100,000 as the Guarantee Fee and $300,000 as the Recon Center Fee; (ii) limits the amount of reimbursed expense by Hann to Auto Lenders to $625,000 per month during the period February 1, 2005 to January 31, 2006; and (iii) provides that the Guarantee Fee will be $250,000 per month for the period January 1, 2007 through December 31, 2007 and that the fee in the case of Frame Damage will be 20% of the stated residual value to be effective January 1, 2005.

Item 6. Exhibits.

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	First Amendment to Employment Agreement dated January 18, 2005 between the registrant, Valley Forge Asset Management Corp. and Bernard A. Francis is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed January 21, 2005.

10.2	Description of (i) the setting of base salaries for the registrant’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for the registrant’s named executive officers, (iii) the grants of non-qualified stock options under the key executive plan long term incentive formula to the registrant’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of the registrant’s Board of Directors, is incorporated by reference to the registrant’s Current Report on Form 8-K, filed February 18, 2005.

10.3	Employment Agreement, dated March 25, 2005, between the registrant and William J. Reuter is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.4	Employment Agreement, dated March 25, 2005, between the registrant and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.5	Employment Agreement, dated March 25, 2005, between the registrant and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.6.	Employment Agreement, dated March 25, 2005, between the registrant and James G. Pierne is incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.7	The registrant’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed April 4, 2005.

10.8	Fifth Amendment to the 2002 Amended Servicing Agreement between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., dated January 6, 2005, is attached hereto as Exhibit 10.10.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 10, 2005	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

May 10, 2005	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	First Amendment to Employment Agreement dated January 18, 2005 between the registrant, Valley Forge Asset Management Corp. and Bernard A. Francis is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed January 21, 2005.

10.2	Description of (i) the setting of base salaries for the registrant’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for the registrant’s named executive officers, (iii) the grants of non-qualified stock options under the key executive plan long term incentive formula to the registrant’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of the registrant’s Board of Directors, is incorporated by reference to the registrant’s Current Report on Form 8-K, filed February 18, 2005.

10.3	Employment Agreement, dated March 25, 2005, between the registrant and William J. Reuter is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.4	Employment Agreement, dated March 25, 2005, between the registrant and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.5	Employment Agreement, dated March 25, 2005, between the registrant and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.6.	Employment Agreement, dated March 25, 2005, between the registrant and James G. Pierne is incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.7	The registrant’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed April 4, 2005.

10.8	Fifth Amendment to the 2002 Amended Servicing Agreement between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., dated January 6, 2005, is attached hereto as Exhibit 10.10.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications