Form 10-Q
period 2005-06-30
SUSQUEHANNA BANCSHARES INC
filed 2005-08-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or

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

46,724,154 shares of common stock, par value $2.00 per share, as of July 27, 2005.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004	June 30 2004
	(in thousands, except share data)
Assets
Cash and due from banks	$199,906	$160,574	$167,048
Short-term investments:
Restricted	27,715	27,190	27,986
Unrestricted	30,215	31,544	36,280

Total short-term investments	57,930	58,734	64,266

Securities available for sale	1,155,221	1,240,945	1,388,653
Securities held to maturity (fair values approximate $6,533, $4,469, and $4,756)	6,533	4,469	4,756
Loans and leases, net of unearned income	5,164,456	5,253,008	4,986,507
Less: Allowance for loan and lease losses	53,927	54,093	52,811

Net loans and leases	5,110,529	5,198,915	4,933,696

Premises and equipment, net	88,846	83,606	77,448
Foreclosed assets	2,218	1,340	1,192
Accrued income receivable	22,431	21,661	20,751
Bank-owned life insurance	253,166	249,691	221,844
Goodwill	242,718	240,632	239,882
Intangible assets with finite lives	12,535	11,960	13,053
Investment in and receivables from unconsolidated entities	108,058	68,384	62,541
Other assets	107,333	134,162	114,690

	$7,367,424	$7,475,073	$7,309,820

Liabilities and Shareholders’ Equity
Deposits:
Demand	$892,605	$853,411	$832,227
Interest-bearing demand	1,662,367	1,765,077	1,835,254
Savings	529,930	559,530	598,866
Time	1,381,929	1,367,282	1,385,048
Time of $100 or more	636,989	585,382	447,536

Total deposits	5,103,820	5,130,682	5,098,931
Short-term borrowings	367,521	420,868	409,576
FHLB borrowings	759,818	751,220	685,525
Long-term debt	150,000	200,000	205,000
Junior subordinated debentures	23,031	23,277	23,515
Accrued interest, taxes, and expenses payable	60,864	41,255	50,712
Deferred taxes	105,362	114,050	88,642
Other liabilities	38,100	42,027	27,953

Total liabilities	6,608,516	6,723,379	6,589,854

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,694,324 at June 30, 2005; 46,592,930 at December 31, 2004; and 46,426,114 at June 30, 2004	93,389	93,186	92,852
Additional paid-in capital	228,240	226,384	223,719
Retained earnings	447,821	435,159	418,329
Accumulated other comprehensive loss, net of taxes of $(5,676), $(1,634), and $(8,041), respectively	(10,542)	(3,035)	(14,934)

Total shareholders’ equity	758,908	751,694	719,966

	$7,367,424	$7,475,073	$7,309,820

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$81,463	$63,401	$161,318	$124,536
Securities:
Taxable	10,643	9,699	21,272	17,412
Tax-exempt	332	300	813	560
Dividends	704	608	1,336	890
Short-term investments	382	186	686	383

Total interest income	93,524	74,194	185,425	143,781

Interest Expense:
Deposits:
Interest-bearing demand	5,754	3,705	11,196	6,360
Savings	562	446	1,165	832
Time	15,164	11,608	29,317	23,423
Short-term borrowings	2,218	829	4,135	1,418
FHLB borrowings	7,495	5,188	14,990	10,308
Long-term debt	2,429	3,064	5,308	5,404

Total interest expense	33,622	24,840	66,111	47,745

Net interest income	59,902	49,354	119,314	96,036
Provision for loan and lease losses	2,480	2,107	5,230	3,807

Net interest income, after provision for loan and lease losses	57,422	47,247	114,084	92,229

Noninterest Income:
Service charges on deposit accounts	5,329	5,434	10,292	10,315
Vehicle origination, servicing, and securitization fees	4,631	5,488	7,833	10,681
Asset management fees	4,442	3,436	8,826	6,694
Income from fiduciary-related activities	1,465	1,357	2,946	2,826
Commissions on brokerage, life insurance, and annuity sales	1,041	1,140	2,259	2,056
Commissions on property and casualty insurance sales	2,658	2,169	5,954	4,589
Income from bank-owned life insurance	2,255	2,252	4,527	4,264
Net gain on sale of loans and leases	872	2,978	4,570	6,648
Net gain on securities	3,259	5	3,380	569
Other	4,271	3,095	7,606	5,786

Total noninterest income	30,223	27,354	58,193	54,428

Noninterest Expenses:
Salaries and employee benefits	27,187	25,689	56,469	49,796
Occupancy	4,580	3,599	9,619	7,384
Furniture and equipment	2,640	2,193	4,988	4,287
Amortization of intangible assets	389	223	754	380
Vehicle residual value	2,445	1,179	5,249	2,390
Vehicle delivery and preparation	3,013	2,927	6,448	6,079
Other	19,783	15,551	38,590	30,349

Total noninterest expenses	60,037	51,361	122,117	100,665

Income before income taxes	27,608	23,240	50,160	45,992
Provision for income taxes	8,902	6,742	16,051	13,568

Net Income	$18,706	$16,498	$34,109	$32,424

Earnings per share:
Basic	$0.40	$0.40	$0.73	$0.80
Diluted	$0.40	$0.40	$0.73	$0.79
Cash dividends	$0.23	$0.22	$0.46	$0.44
Average shares outstanding:
Basic	46,652	41,401	46,631	40,633
Diluted	46,837	41,675	46,831	40,938

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Six months ended June 30,	2005	2004
Cash Flows from Operating Activities:
Net income	$34,109	$32,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	9,701	8,048
Provision for loan and lease losses	5,230	3,807
Realized gain on sales of available-for-sale securities, net	(3,380)	(568)
Deferred income taxes	(4,645)	(15,638)
Gain on sale of loans and leases	(4,570)	(6,648)
Gain on sale of other real estate owned	(60)	(460)
Gain on sale of branch	(638)	0
Mortgage loans originated for sale	(68,960)	(69,282)
Proceeds from sale of mortgage loans originated for sale	70,020	68,607
Leases acquired/originated for sale	(5,671)	(194,852)
Proceeds from sale of leases acquired/originated for sale	5,218	179,971
Increase in cash surrender value of bank-owned life insurance	(3,475)	(4,246)
(Increase) decrease in accrued interest receivable	(770)	259
Increase (decrease) in accrued interest payable	(171)	1,853
Increase in accrued expenses and taxes payable	19,810	15,123
Other, net	26,852	13,793

Net cash provided by operating activities	78,600	32,191

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(525)	16,831
Activity in available-for-sale securities:
Sales	125,463	90,790
Maturities, repayments and calls	137,729	250,196
Purchases	(188,296)	(463,784)
Net proceeds from sale of leases in banks’ portfolios	320,754	0
Net increase in loans and leases	(282,701)	(74,485)
Purchase of bank-owned life insurance	0	(4,903)
Acquisitions, net of cash acquired	(3,227)	(36,278)
Additions to premises and equipment	(9,672)	(6,311)

Net cash provided by (used in) investing activities	99,525	(227,944)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(18,939)	315,667
Sale of branch net of premium received	(6,861)	0
Net increase (decrease) in short-term borrowings	(53,347)	54,023
Net increase (decrease) in FHLB borrowings	8,598	(241,935)
Repayment of long-term debt	(50,000)	0
Proceeds from issuance of long-term debt	0	74,356
Proceeds from issuance of common stock	1,874	4,130
Cash dividends paid	(21,447)	(17,545)

Net cash provided by (used in) financing activities	(140,122)	188,696

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	38,003	(7,057)
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at June 30	$230,121	$203,328

Cash and cash equivalents:
Cash and due from banks	$199,906	$167,048
Unrestricted short-term investments	30,215	36,280

Cash and cash equivalents at June 30	$230,121	$203,328

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$65,941	$45,892
Income tax payments (refunds)	$1,990	$(3,474)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$2,840	$535

Acquisition of Patriot Bank Corp.
Common stock issued		$168,232
Fair value of assets acquired (noncash)		$1,143,006
Liabilities assumed		$999,753

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$547,382

Comprehensive income:
Net income				32,424		32,424
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(12,347)	(12,347)
Change in unrealized gain on recorded interest in securitized assets, net of taxes					(532)	(532)

Total comprehensive income						19,545

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (including related tax benefit of $558)	162,723	325	2,027			2,352
Cash dividends declared ($0.44 per share)				(17,545)		(17,545)

Balance at June 30, 2004	46,426,114	$92,852	$223,719	$418,329	$(14,934)	$719,966

Balance at January 1, 2005	46,592,930	$93,186	$226,384	$435,159	$(3,035)	$751,694

Comprehensive income:
Net income				34,109		34,109
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					(6,376)	(6,376)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					20	20
Unrealized loss on cash flow hedges, net of tax effect					(1,151)	(1,151)

Total comprehensive income						26,602

Common stock issued under employee benefit plans (including related tax benefit of $167)	80,382	161	1,430			1,591
Common stock issued under contingent earnings agreement	21,012	42	426			468
Cash dividends declared ($0.46 per share)				(21,447)		(21,447)

Balance at June 30, 2005	46,694,324	$93,389	$228,240	$447,821	$(10,542)	$758,908

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2005 and 2004.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 62 through 70 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Recent Accounting Pronouncements.

In June, 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FAS Statement No.3.” Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, Statement No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in reporting entity, and the correction of an error. Statement No. 154 also carries forward the provisions of Statement No. 3 that govern reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have an effect on results of operations or financial condition.

In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123(R).” Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. For most public companies the delay will eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of a fiscal year as originally required. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 2. Acquisitions

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, Susquehanna acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively “Brandywine”) located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine Benefits Corporation is a wholly owned subsidiary of Brandywine Benefits Corp., LLC, which in turn is a a wholly owned subsidiary of VFAM.

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

Presented below is certain unaudited pro forma information for the three and six month periods ended June 30, 2004, as if Patriot had been acquired on January 1, 2004. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	Three Months Ended June 30		Six Months Ended June 30
	2005 Actual	2004	2005 Actual	2004
Net income	$18,706	$7,931	$34,109	$26,219
Basic EPS	$0.40	$0.17	$0.73	$0.57
Diluted EPS	$0.40	$0.17	$0.73	$0.56

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	June 30, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$286,813	$283,433	$263,835	$262,340
State & municipal	13,875	13,981	37,050	38,219
Mortgage-backed	770,567	760,503	872,324	868,266
Other debt securities	30,494	30,385	7,376	7,365
Equities	66,761	66,919	63,840	64,755

	1,168,510	1,155,221	1,244,425	1,240,945
Held-to-maturity:
State & municipal	6,533	6,533	4,469	4,469

Total investment securities	$1,175,043	$1,161,754	$1,248,894	$1,245,414

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	June 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$817,980	$760,106
Real estate - construction	839,060	741,660
Real estate secured - residential	1,606,465	1,611,999
Real estate secured - commercial	1,245,140	1,252,753
Consumer	330,838	351,846
Leases	324,973	534,644

Total loans and leases	$5,164,456	$5,253,008

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$254,106	$332,016
Estimated residual value of leases	112,532	260,514
Unearned income under lease contracts	(41,665)	(57,886)

Total leases	$324,973	$534,644

An analysis of impaired loans, as of June 30, 2005 and December 31, 2004, is as follows:

Impaired loans without a related reserve	$987	$3,024
Impaired loans with a reserve	2,523	3,687

Total impaired loans	$3,510	$6,711

Reserve for impaired loans	$974	$1,194

An analysis of impaired loans, for the three and six month periods ended June 30, 2005 and 2004, is as follows:

	Three Months ended June 30,
	2005	2004
Average balance of impaired loans	$3,603	$8,940
Interest income on impaired loans (cash-basis)	6	24

	Six Months ended June 30,
	2005	2004
Average balance of impaired loans	$4,713	$8,734
Interest income on impaired loans (cash-basis)	28	55

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	June 30, 2005	December 31, 2004

Securities sold under repurchase agreements	$250,037	$307,765
Federal funds purchased	115,000	108,600
Treasury tax and loan notes	2,484	4,503

Total short-term borrowings	$367,521	$420,868

Long-term debt was as follows:

Subordinated notes due February, 2005	$0	$50,000
Subordinated notes due November, 2012	75,000	75,000
Subordinated notes due May, 2014	75,000	75,000
Junior subordinated notes callable 2007	23,031	23,277

Total long-term debt	$173,031	$223,277

NOTE 6. Earnings per Share (shares in thousands)

The following tables set forth the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004.

	For the three months ended June 30
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$18,706	46,652	$0.40	$16,498	41,401	$0.40

Effect of Diluted Securities:
Stock options outstanding		185			274

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$18,706	46,837	$0.40	$16,498	41,675	$0.40

For the three months ended June 30, 2005 and 2004, average options to purchase 727 and 362 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

	For the six months ended June 30
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$34,109	46,631	$0.73	$32,424	40,633	$0.80

Effect of Diluted Securities:
Stock options outstanding		200			305

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$34,109	46,831	$0.73	$32,424	40,938	$0.79

For the six months ended June 30, 2005 and 2004, average options to purchase 504 and 142 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

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

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Net income, as reported	$18,706	$16,498	$34,109	$32,424

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	205	266	913	480

Pro forma net income	$18,501	$16,232	$33,196	$31,944

Earnings per share:
Basic - as reported	$0.40	$0.40	$0.73	$0.80
Basic - pro forma	$0.40	$0.39	$0.71	$0.79

Diluted - as reported	$0.40	$0.40	$0.73	$0.79
Diluted - pro forma	$0.40	$0.39	$0.71	$0.78

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$840	$670	$86	$54
Interest cost	992	956	93	70
Expected return on plan assets	(1,327)	(1,103)	0	0
Amortization of prior service cost	(14)	(12)	12	12
Amortization of transition obligation (asset)	(17)	0	28	28
Amortization of net actuarial (gain) or loss	220	113	6	(8)

Net periodic benefit cost	$694	$624	$225	$156

	Six months ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,680	$1,340	$172	$108
Interest cost	1,984	1,912	186	140
Expected return on plan assets	(2,654)	(2,206)	0	0
Amortization of prior service cost	(28)	(24)	24	24
Amortization of transition obligation (asset)	(34)	0	56	56
Amortization of net actuarial (gain) or loss	440	226	12	(16)

Net periodic benefit cost	$1,388	$1,248	$450	$312

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $118 to its pension plans and $249 to its other postretirement benefit plan in 2005. As of June 30, 2005, $60 of contributions have been made to its pension plans, and $99 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $58 to fund its pensions plan in 2005 for a total of $118, and $151 to its other postretirement benefit plan for a total of $249.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2005, is as follows:

Balance as of January 1, 2005	$240,632
Goodwill acquired through the Brandywine acquisition, deemed to be tax deductible	1,901
Additional goodwill related to contingent earnings agreement associated with the Patriot acquisition	185

Balance at June 30, 2005	$242,718

In addition, $1,326 was recorded as customer lists relating to the Brandywine acquisition.

NOTE 10. Derivative Financial Instruments and Hedging Activities

On March 16, 2005, Susquehanna entered into a $219,836 amortizing interest rate swap. For purposes of Susquehanna’s consolidated financial statements, the entire $219,836 amortizing interest rate swap (the hedging instrument) is designated as a cash flow hedge of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2005, the unrealized loss, net of taxes, recorded in other comprehensive income was $1,105.

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

Effectiveness assessments will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swap will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized. At June 30, 2005, the hedge was assessed as prospectively effective

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to this interest rate swap is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate.

The following table summarizes our derivative financial instruments at June 30, 2005:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$219,836	$(1,700)	Three-month LIBOR	4.475%
25,000	(7)	Three-month LIBOR	3.934%
25,000	(64)	Three-month LIBOR	4.083%

$269,836	$(1,771)

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

	As of June 30				For the Six Months Ended June 30
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$251,052	$401,236	$241	$372	$(9)	$24
Leases securitized	699,454	418,435	921	250	145	30
Leases serviced for others (1)	583,305	798,137	2,436	5,759	3	43

Total leases and loans serviced	$1,533,811	$1,617,808	$3,598	$6,381	$139	$97

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Proceeds from lease securitizations	$0	$61,333	$345,710	$179,971
Amounts derecognized	0	66,668	372,488	194,852
Servicing fees received	2,504	1,425	3,957	2,648
Other cash flows received on retained interests	3,161	1,235	8,186	1,588

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of June 30, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$1,764	20	2.75%	0.10%	3.80%
Decline in fair value of 10% adverse change			$18	$0	$3
Decline in fair value of 20% adverse change			40	0	6
2004 revolving transaction - Interest-Only Strip	$525	31	2.50%	0.10%	4.01%
Decline in fair value of 10% adverse change			$2	$0	$5
Decline in fair value of 20% adverse change			4	0	10
2003 revolving transaction - Interest-Only Strip	$1,824	24	2.00%	0.10%	3.98%
Decline in fair value of 10% adverse change			$2	$0	$14
Decline in fair value of 20% adverse change			4	0	28
2003 transaction - Interest-Only Strip	$2,061	9	5.00%	0.10%	3.79%
Decline in fair value of 10% adverse change			$5	$0	$6
Decline in fair value of 20% adverse change			10	0	12

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Bank and subsidiaries, Susquehanna Patriot Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (“SBLIC”), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Acquisitions

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pension, LLC, located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine Benefits Corporation is a wholly owned subsidiary of Brandywine Benefits Corp., LLC, which in turn is a wholly owned subsidiary of VFAM. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Other Notable Events

On January 21, 2005, we merged two of our subsidiary banks, First Susquehanna Bank and Trust and WNB Bank, into our Susquehanna Bank PA subsidiary. On April 15, 2005, we merged three of our subsidiary banks, Susquehanna Bank; Citizens Bank of Southern Pennsylvania; and First American Bank of Pennsylvania, into our Farmers & Merchants Bank subsidiary, which subsequently changed its name to Susquehanna Bank. These actions were taken as part of the consolidation plan we first announced in October 2004.

Results of Operations

Summary of 2005 Compared to 2004

Net income for the second quarter of 2005, was $18.7 million, an increase of $2.2 million, or 13.4%, over net income of $16.5 million for the second quarter of 2004. Net interest income increased 21.4%, to $59.9 million for the second quarter of 2005, from $49.4 million for the second quarter of 2004. Non-interest income increased 10.5%, to $30.2 million for the second quarter of 2005, from $27.4 million for the second quarter of 2004. Non-interest expenses increased 16.9%, to $60.0 million for the second quarter of 2005, from $51.4 million for the second quarter of 2004.

Net income for the first six months of 2005, was $34.1 million, an increase of $1.7 million, or 5.2%, over net income of $32.4 million for the first six months of 2004. Net interest income increased 24.2%, to $119.3 million for the first six months of 2005, from $96.0 million for the first six months of 2004. Non-interest income increased 6.9%, to $58.2 million for the first six months of 2005, from $54.4 million for the first six months of 2004. Non-interest expenses increased 21.3%, to $122.1 million for the first six months of 2005, from $100.7 million for the comparable period in 2004.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Diluted Earnings per Share	$0.40	$0.40	$0.73	$0.79
Return on Average Assets	1.03%	1.04%	0.93%	1.06%
Return on Average Equity	10.01%	11.28%	9.19%	11.45%
Return on Average Tangible Equity (1)	15.39%	12.95%	14.13%	13.09%
Efficiency Ratio	66.15%	66.47%	68.27%	66.43%
Efficiency Ratio excluding Hann (1)	57.53%	64.07%	59.38%	64.35%

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

Return on average equity (GAAP basis)	10.01%	11.28%	9.19%	11.45%
Effect of excluding average intangible assets and related amortization	5.38%	1.67%	4.94%	1.64%
Return on average tangible equity	15.39%	12.95%	14.13%	13.09%

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

Efficiency ratio (GAAP basis)	66.15%	66.47%	68.27%	66.43%
Effect of excluding Hann	8.62%	2.40%	8.89%	2.08%
Efficiency ratio excluding Hann	57.53%	64.07%	59.38%	64.35%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three Month Period Ended June 30, 2005			For the Three Month Period Ended June 30, 2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$55,122	$382	2.77	$80,085	$186	0.93
Investment securities:
Taxable	1,207,306	11,347	3.77	1,157,973	10,307	3.58
Tax - advantaged	29,851	509	6.87	24,348	462	7.62

Total investment securities	1,237,157	11,856	3.84	1,182,321	10,769	3.66

Loans and leases, (net):
Taxable	5,001,800	80,610	6.46	4,365,376	62,659	5.77
Tax - advantaged	83,232	1,315	6.34	72,096	1,143	6.38

Total loans and leases	5,085,032	81,925	6.46	4,437,472	63,802	5.78

Total interest - earning assets	6,377,311	$94,163	5.92	5,699,878	$74,757	5.28

Allowance for loan and lease losses	(53,800)			(45,668)
Other non - earning assets	989,128			716,616

Total assets	$7,312,639			$6,370,826

Liabilities
Deposits:
Interest - bearing demand	$1,664,388	$5,754	1.39	$1,578,856	$3,704	0.94
Savings	552,308	562	0.41	537,615	446	0.33
Time	1,997,421	15,164	3.05	1,668,884	11,608	2.80
Short - term borrowings	374,994	2,218	2.37	324,325	829	1.03
FHLB borrowings	739,996	7,495	4.06	555,494	5,188	3.76
Long - term debt	173,115	2,429	5.63	184,061	3,064	6.70

Total interest - bearing liabilities	5,502,222	$33,622	2.45	4,849,235	$24,839	2.06

Demand deposits	863,089			752,436
Other liabilities	197,898			181,083

Total liabilities	6,563,209			5,782,754
Equity	749,430			588,072

Total liabilities and shareholders’ equity	$7,312,639			$6,370,826

Net interest income / yield on average earning assets		$60,541	3.81		$49,918	3.52

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Six Month Period Ended June 30, 2005			For the Six Month Period Ended June 30, 2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$56,202	$686	2.46	$85,348	$383	0.90
Investment securities:
Taxable	1,205,364	22,608	3.78	1,050,894	18,302	3.50
Tax - advantaged	35,836	1,251	7.04	22,490	862	7.70

Total investment securities	1,241,200	23,859	3.88	1,073,384	19,164	3.59

Loans and leases, (net):
Taxable	5,091,442	159,617	6.32	4,277,420	123,100	5.79
Tax - advantaged	84,259	2,617	6.26	69,913	2,208	6.35

Total loans and leases	5,175,701	162,234	6.32	4,347,333	125,308	5.80

Total interest - earning assets	6,473,103	$186,779	5.82	5,506,065	$144,855	5.29

Allowance for loan and lease losses	(53,820)			(44,504)
Other non - earning assets	979,893			683,238

Total assets	$7,399,176			$6,144,799

Liabilities
Deposits:
Interest - bearing demand	$1,701,368	$11,196	1.33	$1,471,887	$6,360	0.87
Savings	557,370	1,165	0.42	525,426	832	0.32
Time	1,992,037	29,317	2.97	1,660,225	23,423	2.84
Short - term borrowings	384,665	4,135	2.17	305,798	1,418	0.93
FHLB borrowings	773,778	14,990	3.91	551,142	10,308	3.76
Long - term debt	181,739	5,308	5.89	157,031	5,404	6.92

Total interest - bearing liabilities	5,590,957	$66,111	2.38	4,671,509	$47,745	2.06

Demand deposits	866,307			727,349
Other liabilities	193,123			176,642

Total liabilities	6,650,387			5,575,500
Equity	748,789			569,299

Total liabilities and shareholders’ equity	$7,399,176			$6,144,799

Net interest income / yield on average earning assets		$120,668	3.76		$97,110	3.55

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $59.9 million in the second quarter of 2005, as compared to $49.4 million for the same period in 2004. For the six months ended June 30, 2005, net interest income increased to $119.3 million, as compared to $96.0 million for the same period in 2004.

Net interest income as a percentage of net interest income plus other income was 66.5% for the quarter ended June 30, 2005, and 64.3% for the quarter ended June 30, 2004. Net interest income as a percentage of net interest income plus other income was 67.2% for the six months ended June 30, 2005 and 63.8% for the six months ended June 30, 2004.

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

The $10.5 million increase in our net interest income for the second quarter of 2005, as compared to the second quarter of 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot on June 10, 2004. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced improvement in our net interest margin due to recent increases in interest rates. Consequently, our net interest margin for the second quarter of 2005, increased 29 basis points, to 3.81%, from 3.52% for the second quarter of 2004. The yield on average interest-earning assets increased 64 basis points, while the cost of average interest-bearing liabilities only increased 39 basis points.

The $23.3 million increase in our net interest income for the six-month period ended June 30, 2005, as compared to the same period in 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot on June 10, 2004. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced improvement in our net interest margin due to recent increases in interest rates. Consequently, our net interest margin for the first six months of 2005 increased 21 basis points, to 3.76%, from 3.55% for the first six months of 2004. The yield on average interest-earning assets increased 53 basis points, while the cost of average interest-bearing liabilities only increased 32 basis points.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.5 million for the second quarter of 2005, and $2.1 million for the second quarter of 2004.

The provision for loan and lease losses was $5.2 million for the six months ended June 30, 2005, and $3.8 million for the six months ended June 30, 2004. This $1.4 million increase in the provision is the result of a $2.6 million increase in net charge-offs and an offsetting net decrease in total loans outstanding since December 31, 2004, due to the securitization of $366.8 million of auto leases in March 2005.

The allowance for loan and lease losses at June 30, 2005, was 1.04% of period-end loans and leases, or $53.9 million, compared with 1.06%, or $52.8 million, at June 30, 2004.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at June 30, 2005. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at June 30, 2005.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance - Beginning of period	$53,127	$42,946	$54,093	$42,672
Additions through acquisition	0	9,149	0	9,149
Additions charged to operating expenses	2,480	2,106	5,230	3,806

	55,607	54,201	59,323	55,627

Charge-offs	(3,649)	(2,175)	(8,340)	(4,341)
Recoveries	1,969	785	2,944	1,525

Net charge-offs	(1,680)	(1,390)	(5,396)	(2,816)

Balance - Period end	$53,927	$52,811	$53,927	$52,811

Net charge-offs as a percent of average loans and leases (annualized)	0.13%	0.13%	0.21%	0.13%
Allowance as a percent of period-end loans and leases	1.04%	1.06%	1.04%	1.06%

Average loans and leases	$5,085,032	$4,437,472	$5,175,701	$4,347,333
Period-end loans and leases	5,164,456	4,986,507	5,164,456	4,986,507

TABLE 3 - Risk Assets

	June 30, 2005	December 31, 2004	June 30, 2004
Nonperforming assets:
Nonaccrual loans and leases	$16,518	$20,407	$18,974
Other real estate owned	2,218	1,340	1,192

Total nonperforming assets	$18,736	$21,747	$20,166

As a percent of period-end loans and leases plus other real estate owned	0.36%	0.41%	0.40%
Coverage ratio	326.47%	265.07%	278.33%
Loans and leases contractually past due 90 days and still accruing	$9,696	$10,217	$8,550

Noninterest Income

Second Quarter 2005 Compared to Second Quarter 2004

Noninterest income, as a percentage of net interest income plus noninterest income, was 33.5% for the second quarter of 2005, and 35.7% for the second quarter of 2004.

Noninterest income increased $2.9 million, or 10.5%, for the second quarter of 2005, over the second quarter of 2004. This net increase is composed primarily of the following:

•	Increased asset management fees of $1.0 million;

•	Increased commissions on property and casualty insurance sales of $0.5 million;

•	Increased net gains on sales of securities of $3.3 million;

•	Increased other income of $1.2 million;

•	Decreased vehicle origination, servicing, and securitization fees of $0.9 million; and

•	Decreased net gains on sales of loans and leases of $2.1 million.

Asset management fees. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 29.3%, as assets under management at VFAM increased 23.9%, to $3.8 billion at June 30, 2005, from $3.1 billion at June 30, 2004. This increase is due, in part, to our strategic acquisitions.

Commissions on property and casualty insurance sales. The 22.5% increase in commissions on property and casualty insurance sales is attributed primarily to new business and growth in existing business.

Net gains on sales of securities. During the second quarter of 2005, we made a determination, based upon market conditions, the interest-rate environment, and our objective to shorten the duration of our investment portfolio, that it was an opportune time to sell certain municipal and mortgage-backed securities. Accordingly, we sold securities with a book value of $66.4 million and recognized net gains of $3.3 million.

Other income. The 38.0% increase in other income primarily can be attributed to a $0.6 million gain on the sale of one of our branches and an $0.8 million insurance reimbursement relating to an employee defalcation in 2003.

Vehicle origination, securitization, and servicing fees. The 15.6% decrease in vehicle origination, servicing, and securitization fees was primarily due to decreased lease origination volumes at Hann. This reduction in volume has been due to special financing offers provided by the major car manufacturers with whom Hann competes. If these special financing offers continue, Hann’s production in 2005 could be significantly less than the $450.1 million originated in 2004; and this will have an adverse effect on our fee income and earnings in 2005.

Net gains on sales of loans and leases. Due to the timing of vehicle lease securitizations, we recognized no gains on the sale and securitization of leases in the second quarter of 2005. In the second quarter of 2004, we sold approximately $66.7 million in automobile leases and realized a net gain of $2.0 million.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Noninterest income, as a percentage of net interest income plus noninterest income, was 32.8% for the six-month period ended June 30, 2005, and 36.2% for the six-month period ended June 30, 2004.

Noninterest income increased $3.8 million, or 6.9%, for the six-month period ended June 30, 2005, over the comparable period in 2004. This net increase is composed primarily of the following:

•	Increased asset management fees of $2.1 million;

•	Increased commissions on property and casualty insurance sales of $1.4 million;

•	Increased net gains on sales of securities of $2.8 million;

•	Increased other income of $1.8 million;

•	Decreased vehicle origination, servicing, and securitization fees of $2.8 million; and

•	Decreased net gains on sales of loans and leases of $2.1 million.

Asset management fees. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 31.9%, as assets under management at VFAM increased 23.9%, to $3.8 billion at June 30, 2005, from $3.1 billion at June 30, 2004. This increase is due, in part, to our strategic acquisitions.

Commissions on property and casualty insurance sales. The 29.8% increase in commissions on property and casualty insurance sales is attributed to new business, growth in existing business, and better than expected contingency fee income in the first quarter of 2005.

Net gains on sales of securities. During the second quarter of 2005, we made a determination, based upon market conditions, the interest-rate environment, and our objective to shorten the duration of our investment portfolio, that it was an opportune time to sell certain municipal and mortgage-backed securities. Accordingly, we sold securities with a book value of $66.4 million and recognized net gains of $3.3 million.

Other income. The 31.5% increase in other income primarily can be attributed to a $0.6 million gain on the sale of one of our branches during the second quarter of 2005, and an $0.8 million insurance reimbursement, also received during the second quarter of 2005, relating to an employee defalcation in 2003.

Vehicle origination, securitization, and servicing fees. The 26.7% decrease in vehicle origination, servicing, and securitization fees was primarily due to decreased lease origination volumes at Hann. This reduction in volume has been due to special financing offers provided by the major car manufacturers with whom Hann competes. If these special financing offers continue, Hann’s production in 2005 could be significantly less than the $450.1 million originated in 2004; and this will have an adverse effect on our fee income and earnings in 2005.

Net gains on sales of loans and leases. Due to the timing of vehicle lease securitizations, we recognized $2.9 million in net gains on the sale and securitization of leases for the six-month period ended June 30, 2005. Net gains recognized during the comparable period in 2004, were $5.2 million.

Noninterest Expenses

Second Quarter 2005 Compared to Second Quarter 2004

Noninterest expenses increased $8.7 million, or 16.9%, from $51.4 million for the second quarter of 2004, to $60.0 million for the second quarter of 2005. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $1.5 million;

•	Increased occupancy expense of $1.0 million;

•	Increased vehicle residual value expense of $1.3 million; and

•	Increased other expenses of $4.2 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 5.8%, for the second quarter of 2005, as compared to the second quarter of 2004. The increase in salaries and benefits was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs. Offsetting these increases was a decline in related expenses due to our charter consolidations.

Occupancy. Charges for occupancy increased 27.3%. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent, maintenance, and taxes.

Vehicle residual value expense. As we had anticipated, vehicle residual value expense increased for the second quarter of 2005, based upon servicing agreements with Auto Lenders. For further information concerning Vehicle Leasing Residual Value Risk, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Form 10-Q.

Other expenses. The 27.2% increase in other expenses is directly related to the inclusion of Patriot operations for the entire second quarter of 2005. Nonrecurring charter consolidation costs incurred during the second quarter of 2005 also contributed to the increase.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Noninterest expenses increased $21.5 million, or 21.3%, from $100.7 million for the six-month period ended June 30, 2004, to $122.1 million for the comparable period in 2005. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $6.7 million;

•	Increased occupancy expense of $2.2 million;

•	Increased vehicle residual value expense of $2.9 million; and

•	Increased other expenses of $8.2 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 13.4%, for the first six months of 2005, as compared to the first six months of 2004. The increase in salaries and benefits was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs. Offsetting these increases was a decline in related expenses due to our charter consolidations.

Occupancy. Charges for occupancy increased 30.3%. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent, maintenance, and taxes.

Vehicle residual value expense. As we had anticipated, vehicle residual value expense increased for the first six months of 2005, based upon servicing agreements with Auto Lenders. For further information concerning Vehicle Leasing Residual Value Risk, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Form 10-Q.

Other expenses. The 27.2% increase in other expenses is directly related to the inclusion of Patriot operations for the entire six-month period of 2005. Nonrecurring charter consolidation costs incurred during the second quarter of 2005 also contributed to the increase.

Income Taxes

Our effective tax rate for the second quarter of 2005, was 32.2% and 29.0% for the second quarter of 2004. The increase in the effective tax rate for 2005 was primarily related to a proportionate decline in tax-advantaged income.

Our effective tax rate for the six-month period ended June 30, 2005 was 32.0% and 29.5% for the six-month period ended June 30, 2004. The increase in the effective tax rate for 2005 was primarily related to a proportionate decline in tax-advantaged income.

Financial Condition

Summary of June 30, 2005 Compared to December 31, 2004

Total assets at June 30, 2005 were $7.4 billion, a decrease of 1.4%, as compared to total assets of $7.5 billion at December 31, 2004. Equity capital was $758.9 million at June 30, 2005, or $16.25 per share, compared to $751.7 million, or $16.13 per share, at December 31, 2004.

Investment Securities

Investment securities available for sale decreased $85.7 million from December 31, 2004, to June 30, 2005. This decrease primarily is attributable to the sale of $66.4 million of securities in the second quarter of 2005, which was discussed in the “Noninterest Income” section on pages 24 and 25 of this Form 10-Q.

Loans and Leases

In March 2005, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $366.8 million. Internal growth in the loan and lease portfolio was approximately $278.2 million. As a result, loans and leases decreased $88.6 million, net, from December 31, 2004, to June 30, 2005

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $20.4 million at December 31, 2004, to $16.5 million at June 30, 2005. Loans and leases past due 90 days or more and still accruing interest decreased from $10.2 million at December 31, 2004, to $9.7 million at June 30, 2005. The percentage of non-performing assets to period-end loans and leases plus other real estate owned also decreased, from 0.41% at December 31, 2004, to 0.36% at June 30, 2005. The percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) was 326.5% at June 30, 2005, and 265.1% at December 31, 2004.

Goodwill and Other Identifiable Intangible Assets

As a result of the Brandywine acquisition in February 2005, we recognized goodwill of $1.9 million and a customer list intangible of $1.3 million. Furthermore, in the second quarter of 2005, we recorded additional goodwill of $0.2 million as a result of a contingent earnings agreement related to the Patriot acquisition.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease-securitization transaction in March 2005, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $49.1 million. This amount represents receivables from the unconsolidated qualified special purpose entities that were established to transact the securitization, which resulted in a $2.9 million gain on sale of leases.

Borrowings

Long-term debt decreased $50.0 million, from December 31, 2004, to June 30, 2005. The decrease was the result of our repayment, at maturity on February 1, 2005, of $50.0 million aggregate principal amount of 9.0% subordinated notes.

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

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2005, was 8.24%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at June 30, 2005, was 11.37%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2005, was 7.60%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2005, our bank subsidiaries had approximately $523.0 million available to them under collateralized lines of credit with various FHLBs; and approximately $323.2 million more was available provided that additional collateral would have been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $30.2 million at June 30, 2005, and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 300 basis point shock and an up 300 basis point shock. Positive rate scenarios are considered more likely, as we and most economists believe that the Federal Reserve will continue to increase short-term interest rates throughout the remainder of 2005, putting upward pressure on the long-term interest rates, as well.

At June 30, 2005, we were an asset-sensitive institution and should benefit from a continued rise in interest rates in 2005, if that should occur.

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap. For purposes of Susquehanna’s consolidated financial statements, the entire $219.8 million amortizing interest rate swap (the hedging instrument) is designated as a cash flow hedge of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2005, the unrealized loss, net of taxes, recorded in other comprehensive income was $1.1 million.

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

Effectiveness assessments will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swap will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized. At June 30, 2005, the hedge was assessed as prospectively effective.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of our variable-rate debt. Our risk management objective with respect to this interest rate swap is to hedge the risk of changes in our cash flows attributable to changes in the LIBOR swap rate.

The following table summarizes our derivative financial instruments at June 30, 2005:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
	(Dollars in thousands)
$219,836	$(1,700)	three-month LIBOR	4.475%
25,000	(7)	three-month LIBOR	3.934
25,000	(64)	three-month LIBOR	4.083

$269,836	$(1,771)

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate banks, Hann and the banks have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or a bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank affiliates.

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of June 30, 2005 and 2004, Hann’s managed portfolio was comprised of the following:

	As of June 30, 2005	As of June 30, 2004
Securitization Transactions*	$699.5 million	$418.4 million
Agency Arrangements and Lease Sales*	479.7 million	677.2 million
Sale-Leaseback Transactions*	103.5 million	121.0 million
Leases and Loans Held in Portfolio	251.1 million	401.2 million

Total Leases and Loans Serviced	$1,533.8 million	$1,617.8 million

*	Off-balance sheet

All of our securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable us to more efficiently utilize required regulatory capital.

Securitization Transactions

As of June 30, 2005, the aggregate fair value of all receivables representing the present value of excess cash flows (each, a “PV Receivable”) in connection with securitizations was $6.2 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 – Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, and “Note 11 – Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of Recent Securitization Transactions

In March 2005, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded PV Receivable for this transaction was $2.3 million, and the fair value of this PV Receivable at June 30, 2005, was $1.8 million.

Summary of Prior Years’ Securitization Transactions

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during the second quarter of 2005. During the first six months of 2005, Hann made transfers to the QSPE of beneficial interests in $5.7 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of this PV Receivable at June 30, 2005 was $0.5 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded PV Receivable for this transaction was $12.0 million, and the fair value of this PV Receivable at June 30, 2005 was $2.1 million.

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

The fair value of this PV Receivable at June 30, 2005 was $1.8 million.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At June 30, 2005, the total residual value of the vehicles in the portfolio for this transaction was $51.1 million, and our maximum obligation under the Residual Interest Agreement was $6.1 million.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $103.5 million at June 30, 2005. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At June 30, 2005, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $48.1 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of June 30, 2005.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at June 30, 2005 was $6.1 million.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Susquehanna’s Annual Meeting of Shareholders was held on May 17, 2005. Susquehanna’s shareholders were asked to vote on a proposal to elect six directors to the Class of 2008 and to vote upon Susquehanna’s 2005 Equity Compensation Plan.

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2008:

Nominee	Number of Votes
James A. Bentley, Jr.
For	39,758,861
Withhold/Abstain	603,505
Not Voted	6,260,756

Owen O. Freeman, Jr.
For	39,765,781
Withhold/Abstain	596,585
Not Voted	6,260,756

Russell J. Kunkel
For	39,761,030
Withhold/Abstain	601,336
Not Voted	6,260,756

Guy W. Miller, Jr.
For	39,555,269
Withhold/Abstain	807,097
Not Voted	6,260,756

E. Susan Piersol
For	39,737,218
Withhold/Abstain	625,148
Not Voted	6,260,756

William J. Reuter
For	39,277,467
Withhold/Abstain	1,084,899
Not Voted	6,260,756

Other directors whose term of office as a director continued after the meeting are as follows: Henry H. Gibbel, Bruce A. Hepburn, M. Zev Rose, Roger V. Wiest, Wayne E. Alter, Jr., James G. Apple, John M. Denlinger, Chloe R. Eichelberger, T. Max Hall, and William B. Zimmerman.

The 2005 Equity Compensation Plan was approved by the holders of Susquehanna common stock as follows:

For	28,594,473
Withhold/Abstain	4,096,412
Broker No Vote	7,671,481

No other matters were submitted for shareholder action.

Item 5. Other Information

On March 29, 2005, the registrant’s Board of Directors amended the Susquehanna Bancshares, Inc. Equity Compensation Plan by deleting Section 6 of such plan to delete plan provisions relating to formula option grants for non-employee directors. The amended plan is attached hereto as Exhibit 10.2.

Item 6. Exhibits.

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (previously filed as exhibits to the registrant’s Current Report on Form 8-K, filed May 18, 2005)

10.2	Susquehanna Bancshares, Inc. Equity Compensation Plan, as amended on March 29, 2005

10.3	Specific performance goals and business criteria relating to executives participating in the registrant’s 2005 Key Executive Incentive Plan (incorporated by reference to Item 1.01 of the registrants Current Report on Form 8-K, filed June 3, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 8, 2005	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

August 8, 2005	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (previously filed as exhibits to the registrant’s Current Report on Form 8-K, filed May 18, 2005)

10.2	Susquehanna Bancshares, Inc. Equity Compensation Plan, as amended on March 29, 2005

10.3	Specific performance goals and business criteria relating to executives participating in the registrant’s 2005 Key Executive Incentive Plan (incorporated by reference to Item 1.01 of the registrants Current Report on Form 8-K, filed June 3, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications