Form 10-Q
period 2005-09-30
SUSQUEHANNA BANCSHARES INC
filed 2005-11-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

46,813,572 shares of common stock, par value $2.00 per share, as of October 27, 2005.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30 2005	December 31 2004	September 30 2004
	(in thousands, except share data)
Assets
Cash and due from banks	$185,623	$160,574	$182,857
Short-term investments:
Restricted	27,379	27,190	26,637
Unrestricted	44,086	31,544	26,952

Total short-term investments	71,465	58,734	53,589

Securities available for sale	1,161,576	1,240,945	1,289,222
Securities held to maturity (fair values approximate $6,467; $4,469; and $4,602)	6,467	4,469	4,602
Loans and leases, net of unearned income	5,334,008	5,253,008	5,166,137
Less: Allowance for loan and lease losses	53,232	54,093	52,468

Net loans and leases	5,280,776	5,198,915	5,113,669

Premises and equipment, net	88,988	83,606	80,399
Foreclosed assets	3,417	1,340	1,210
Accrued income receivable	23,830	21,661	21,711
Bank-owned life insurance	255,120	249,691	247,336
Goodwill	242,718	240,632	239,432
Intangible assets with finite lives	12,149	11,960	12,640
Investment in and receivables from unconsolidated entities	103,310	68,384	62,541
Other assets	104,528	134,162	140,648

	$7,539,967	$7,475,073	$7,449,856

Liabilities and Shareholders’ Equity
Deposits:
Demand	$900,715	$853,411	$817,744
Interest-bearing demand	1,774,273	1,765,077	1,811,651
Savings	481,778	559,530	574,339
Time	1,362,494	1,367,282	1,375,371
Time of $100 or more	779,128	585,382	506,465

Total deposits	5,298,388	5,130,682	5,085,570
Short-term borrowings	374,123	420,868	460,820
FHLB borrowings	718,257	751,220	750,049
Long-term debt	150,000	200,000	200,000
Junior subordinated debentures	22,905	23,277	23,397
Accrued interest, taxes, and expenses payable	73,430	41,255	58,185
Deferred taxes	103,887	114,050	94,431
Other liabilities	31,334	42,027	30,991

Total liabilities	6,772,324	6,723,379	6,703,443

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,809,572 at September 30, 2005; 46,592,930 at December 31, 2004; and 46,504,941 at September 30, 2004	93,619	93,186	93,010
Additional paid-in capital	230,221	226,384	225,021
Retained earnings	454,833	435,159	426,607
Accumulated other comprehensive income (loss), net of taxes of $(5,939); $(1,634); and $956, respectively	(11,030)	(3,035)	1,775

Total shareholders’ equity	767,643	751,694	746,413

	$7,539,967	$7,475,073	$7,449,856

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$87,747	$74,255	$249,065	$198,790
Securities:
Taxable	9,898	11,761	31,169	29,174
Tax-exempt	206	508	1,020	1,067
Dividends	587	765	1,924	1,655
Short-term investments	500	159	1,186	543

Total interest income	98,938	87,448	284,364	231,229

Interest Expense:
Deposits:
Interest-bearing demand	7,961	5,092	19,157	11,452
Savings	538	655	1,704	1,487
Time	16,636	12,554	45,953	35,977
Short-term borrowings	2,814	1,228	6,949	2,646
FHLB borrowings	7,815	5,946	22,805	16,254
Long-term debt	2,468	3,561	7,776	8,965

Total interest expense	38,232	29,036	104,344	76,781

Net interest income	60,706	58,412	180,020	154,448
Provision for loan and lease losses	3,215	2,783	8,445	6,590

Net interest income, after provision for loan and lease losses	57,491	55,629	171,575	147,858

Noninterest Income:
Service charges on deposit accounts	5,574	5,955	15,866	16,270
Vehicle origination, servicing, and securitization fees	4,444	4,894	12,276	15,575
Asset management fees	4,505	3,784	13,331	10,478
Income from fiduciary-related activities	1,495	1,434	4,441	4,260
Commissions on brokerage, life insurance, and annuity sales	1,019	943	3,278	2,999
Commissions on property and casualty insurance sales	2,372	2,101	8,327	6,690
Income from bank-owned life insurance	2,349	2,430	6,876	6,694
Net gain on sale of loans and leases	1,104	977	5,674	7,625
Net gain on securities	807	3,770	4,188	4,338
Other	3,507	3,834	11,113	9,621

Total noninterest income	27,176	30,122	85,370	84,550

Noninterest Expenses:
Salaries and employee benefits	27,444	28,331	83,914	78,127
Occupancy	4,574	4,160	14,194	11,544
Furniture and equipment	2,534	2,388	7,523	6,675
Amortization of intangible assets	386	413	1,140	792
Vehicle residual value	2,477	1,663	7,727	4,053
Vehicle delivery and preparation	3,249	4,120	9,697	10,199
Other	17,884	18,427	56,470	48,777

Total noninterest expenses	58,548	59,502	180,665	160,167

Income before income taxes	26,119	26,249	76,280	72,241
Provision for income taxes	8,358	7,743	24,410	21,310

Net Income	$17,761	$18,506	$51,870	$50,931

Earnings per share:
Basic	$0.38	$0.40	$1.11	$1.20
Diluted	$0.38	$0.40	$1.11	$1.19
Cash dividends	$0.23	$0.22	$0.69	$0.66
Average shares outstanding:
Basic	46,763	46,478	46,676	42,596
Diluted	46,988	46,711	46,896	42,883

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Nine months ended September 30,	2005	2004
Cash Flows from Operating Activities:
Net income	$51,870	$50,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	14,376	11,920
Provision for loan and lease losses	8,445	6,590
Realized gain on sales of available-for-sale securities, net	(4,188)	(4,338)
Deferred income taxes	(5,858)	(9,850)
Gain on sale of loans and leases	(5,674)	(7,625)
Gain on sale of other real estate owned	(172)	(441)
Gain on sale of branch offices	(638)	(1,068)
Mortgage loans originated for sale	(112,654)	(100,547)
Proceeds from sale of mortgage loans originated for sale	111,037	102,772
Leases acquired/originated for sale	(5,671)	(194,852)
Proceeds from sale of leases acquired/originated for sale	5,218	179,971
Increase in cash surrender value of bank-owned life insurance	(6,876)	(6,694)
Increase in accrued interest receivable	(2,169)	(4,217)
Increase in accrued interest payable	3,486	2,768
Increase in accrued expenses and taxes payable	28,719	21,681
Other, net	32,074	(7,646)

Net cash provided by operating activities	111,325	39,355

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(189)	18,180
Activity in available-for-sale securities:
Sales	175,025	207,159
Maturities, repayments and calls	202,170	356,958
Purchases	(313,729)	(554,884)
Net proceeds from sale of leases in banks’ portfolios	320,754	0
Net increase in loans and leases	(453,343)	(266,442)
Purchase of bank-owned life insurance	0	(29,900)
Acquisitions, net of cash acquired	(3,412)	(36,278)
Additions to premises and equipment	(11,953)	(11,229)

Net cash provided by (used in) investing activities	(84,677)	(316,436)

Cash Flows from Financing Activities:
Net increase in deposits	175,438	312,323
Sale of branch offices net of premium received	(6,861)	(8,949)
Net (decrease) increase in short-term borrowings	(46,745)	105,266
Net decrease in FHLB borrowings	(32,963)	(177,529)
Repayment of long-term debt	(50,000)	(5,000)
Proceeds from issuance of long-term debt	0	74,356
Proceeds from issuance of common stock	4,270	3,812
Cash dividends paid	(32,196)	(27,774)

Net cash provided by (used in) financing activities	10,943	276,505

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	37,591	(576)
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at September 30	$229,709	$209,809

Cash and cash equivalents:
Cash and due from banks	$185,623	$182,857
Unrestricted short-term investments	44,086	26,952

Cash and cash equivalents at September 30	$229,709	$209,809

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$100,858	$74,013
Income tax payments (refunds)	$3,359	$(3,151)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$4,643	$1,154

Acquisition of Patriot Bank Corp.
Common stock issued		$166,454
Fair value of assets acquired (noncash)		$1,138,122
Liabilities assumed		$985,922

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	39,861,317	$79,723	$66,264	$403,450	$(2,055)	$547,382

Comprehensive income:
Net income				50,931		50,931
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					4,554	4,554
Change in unrealized gain on recorded interest in securitized assets, net of taxes					(724)	(724)

Total comprehensive income						54,761

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (including related tax benefit of $786)	241,550	483	3,329			3,812
Cash dividends declared ($0.66 per share)				(27,774)		(27,774)

Balance at September 30, 2004	46,504,941	$93,010	$225,021	$426,607	$1,775	$746,413

Balance at January 1, 2005	46,592,930	$93,186	$226,384	$435,159	$(3,035)	$751,694

Comprehensive income:
Net income				51,870		51,870
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					(9,442)	(9,442)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					626	626
Unrealized gain on cash flow hedges, net of tax effect					821	821

Total comprehensive income						43,875

Common stock issued under employee benefit plans (including related tax benefit of $599)	195,630	391	3,411			3,802
Common stock issued under contingent earnings agreement	21,012	42	426			468
Cash dividends declared ($0.69 per share)				(32,196)		(32,196)

Balance at September 30, 2005	46,809,572	$93,619	$230,221	$454,833	$(11,030)	$767,643

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2005 and 2004.

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

In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)).” Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. For most public companies the delay will eliminate the comparability issues that would have arisen from adopting FAS 123(R) in the middle of a fiscal year as originally required. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Susquehanna expects to adopt this standard on January 1, 2006, and select the Modified Prospective Application (“MPA”) as its transition method. It is estimated that adoption of Statement 123(R) will reduce Susquehanna’s net income by approximately $536 in 2006.

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

        Presented below is certain unaudited pro forma information for the nine-month period ended September 30, 2004, as if Patriot had been acquired on January 1, 2004. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	Nine Months Ended September 30
	2005 Actual	2004
Net income	$51,870	$44,627
Basic EPS	$1.11	$0.96
Diluted EPS	$1.11	$0.96

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	September 30, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$378,473	$374,172	$263,835	$262,340
State & municipal	12,094	12,139	37,050	38,219
Mortgage-backed	667,115	653,384	872,324	868,266
Other debt securities	54,251	54,197	7,376	7,365
Equities	67,649	67,684	63,840	64,755

	1,179,582	1,161,576	1,244,425	1,240,945
Held-to-maturity:
State & municipal	6,467	6,467	4,469	4,469

Total investment securities	$1,186,049	$1,168,043	$1,248,894	$1,245,414

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	September 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$810,112	$760,106
Real estate - construction	896,243	741,660
Real estate secured - residential	1,603,837	1,611,999
Real estate secured - commercial	1,240,774	1,252,753
Consumer	328,395	351,846
Leases	454,647	534,644

Total loans and leases	$5,334,008	$5,253,008

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$306,548	$332,016
Estimated residual value of leases	204,467	260,514
Unearned income under lease contracts	(56,368)	(57,886)

Total leases	$454,647	$534,644

An analysis of impaired loans, as of September 30, 2005 and December 31, 2004, is as follows:

Impaired loans without a related reserve	$3,253	$3,024
Impaired loans with a reserve	2,374	3,687

Total impaired loans	$5,627	$6,711

Reserve for impaired loans	$1,361	$1,194

An analysis of impaired loans, for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

	Three Months ended September 30,
	2005	2004
Average balance of impaired loans	$4,566	$7,065
Interest income on impaired loans (cash-basis)	40	13

	Nine Months ended September 30,
	2005	2004
Average balance of impaired loans	$4,756	$8,178
Interest income on impaired loans (cash-basis)	113	84

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	September 30, 2005	December 31, 2004
Securities sold under repurchase agreements	$309,418	$307,765
Federal funds purchased	62,700	108,600
Treasury tax and loan notes	2,005	4,503

Total short-term borrowings	$374,123	$420,868

Long-term debt was as follows:

Subordinated notes due February, 2005	$0	$50,000
Subordinated notes due November, 2012	75,000	75,000
Subordinated notes due May, 2014	75,000	75,000
Junior subordinated notes callable 2007	22,905	23,277

Total long-term debt	$172,905	$223,277

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

	For the three months ended September 30
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$17,761	46,763	$0.38	$18,506	46,478	$0.40

Effect of Diluted Securities:
Stock options outstanding		225			233

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$17,761	46,988	$0.38	$18,506	46,711	$0.40

For the three months ended September 30, 2005 and 2004, average options to purchase 7 and 362 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

	For the nine months ended September 30
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$51,870	46,676	$1.11	$50,931	42,596	$1.20

Effect of Diluted Securities:
Stock options outstanding		220			287

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$51,870	46,896	$1.11	$50,931	42,883	$1.19

For the nine months ended September 30, 2005 and 2004, average options to purchase 503 and 362 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

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

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Net income, as reported	$17,761	$18,506	$51,870	$50,931

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	213	238	1,097	718

Pro forma net income	$17,548	$18,268	$50,773	$50,213

Earnings per share:
Basic - as reported	$0.38	$0.40	$1.11	$1.20
Basic - pro forma	$0.38	$0.39	$1.09	$1.18

Diluted - as reported	$0.38	$0.40	$1.11	$1.19
Diluted - pro forma	$0.37	$0.39	$1.08	$1.17

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$981	$739	$94	$121
Interest cost	891	755	75	102
Expected return on plan assets	(1,327)	(1,104)	0	0
Amortization of prior service cost	(15)	(20)	12	12
Amortization of transition obligation (asset)	(17)	(51)	29	29
Amortization of net actuarial (gain) or loss	90	42	(12)	16

Net periodic benefit cost	$603	$361	$198	$280

	Nine months ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$2,661	$2,079	$266	$229
Interest cost	2,875	2,667	261	242
Expected return on plan assets	(3,981)	(3,310)	0	0
Amortization of prior service cost	(43)	(44)	36	36
Amortization of transition obligation (asset)	(51)	(51)	85	85
Amortization of net actuarial (gain) or loss	530	268	0	0

Net periodic benefit cost	$1,991	$1,609	$648	$592

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $118 to its pension plans and $249 to its other postretirement benefit plan in 2005. As of September 30, 2005, $90 of contributions have been made to its pension plans, and $152 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $28 to fund its pension plans in 2005 for a total of $118, and $98 to its other postretirement benefit plan for a total of $249.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2005, is as follows:

Balance as of January 1, 2005	$240,632

Goodwill acquired through the Brandywine acquisition, deemed to be tax deductible	1,901
Additional goodwill related to contingent earnings agreement associated with the Patriot acquisition	185

Balance at September 30, 2005	$242,718

In addition, $1,326 was recorded as customer lists relating to the Brandywine acquisition.

NOTE 10. Derivative Financial Instruments and Hedging Activities

On March 16, 2005, Susquehanna entered into a $219,836 amortizing interest rate swap; and in the third quarter of 2005, Susquehanna entered into two incremental swaps totaling $81,157. For purposes of Susquehanna’s consolidated financial statements, the $300,993 amortizing interest rate swaps (the hedging instruments) are designated as cash flow hedges of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2005, the unrealized gain, net of taxes, recorded in other comprehensive income was $272.

Susquehanna’s risk management objective and strategy is to mitigate its exposure to changes in interest rates associated with future securitizations of auto leases. Susquehanna is meeting this objective by entering into forward-starting, pay-fixed and receive-LIBOR interest rate swaps. The swaps are expected to be effective in hedging the risk of changes in expected future cash flows associated with the forecasted sale of auto leases due to changes in the LIBOR swap rate, the designated benchmark interest rate being hedged, over the term of the hedging relationship.

Since the critical terms of the swap and the hedged transaction match at inception, and it is probable that the swap counterparty will not default on the swaps, Susquehanna has concluded at inception that the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows. Throughout the life of the hedging relationship, both retrospective evaluations and prospective assessments of hedge effectiveness will be based on the hypothetical derivative method and performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swaps will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swaps or the cumulative change in the fair value of a “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized. At September 30, 2005, the hedge was assessed as prospectively effective.

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to this interest rate swap is to hedge the risk of changes in Susquehanna’s cash flow attributable to changes in the LIBOR swap rate.

Prospective effectiveness evaluations will be performed by qualitatively assessing on an ongoing basis that the critical terms of the swaps and hedged transactions still match, and will periodically review the credit quality of the swap counterparty to evaluate whether it is probable that the swap counterparty will not default. At September 30, 2005, the hedges were assessed as effective.

The following table summarizes our derivative financial instruments at September 30, 2005:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$300,993	$419	One-month LIBOR	4.415% - 4.475%
25,000	352	Three-month LIBOR	3.934%
25,000	492	Three-month LIBOR	4.083%

$350,993	$1,263

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

	As of September 30				For the Nine Months Ended September 30
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$381,457	$460,771	$241	$567	$(2)	$46
Leases securitized	631,400	399,748	921	406	220	114
Leases serviced for others (1)	543,204	751,933	2,505	2,795	14	100

Total leases and loans serviced	$1,556,061	$1,612,452	$3,667	$3,768	$232	$260

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Proceeds from lease securitizations	$0	$0	$345,710	$179,971
Amounts derecognized	0	0	372,488	194,852
Servicing fees received	2,055	1,421	6,012	2,846
Other cash flows received on retained interests	4,804	2,176	12,990	3,411

Set forth below is a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of September 30, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$1,532	28	3.40%	0.10%	4.51%
Decline in fair value of 10% adverse change			$27	$0	$16
Decline in fair value of 20% adverse change			54	0	32
2004 revolving transaction - Interest-Only Strip	$516	28	3.00%	0.10%	4.58%
Decline in fair value of 10% adverse change			$2	$0	$5
Decline in fair value of 20% adverse change			4	0	10
2003 revolving transaction - Interest-Only Strip	$1,456	20	2.00%	0.10%	4.54%
Decline in fair value of 10% adverse change			$0	$0	$11
Decline in fair value of 20% adverse change			0	0	22
2003 transaction - Interest-Only Strip	$1,668	7	5.00%	0.10%	4.25%
Decline in fair value of 10% adverse change			$0	$0	$4
Decline in fair value of 20% adverse change			0	0	8

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event; and expectations regarding our branding strategy and internal realignment plans and their potential impact on our efficiency ratios and earnings. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Results of Operations

Summary of 2005 Compared to 2004

Net income for the third quarter of 2005, was $17.8 million, a decrease of $0.7 million, or 4.0%, over net income of $18.5 million for the third quarter of 2004. Net interest income increased 3.9%, to $60.7 million for the third quarter of 2005, from $58.4 million for the third quarter of 2004. Non-interest income decreased 9.8%, to $27.2 million for the third quarter of 2005, from $30.1 million for the third quarter of 2004. Non-interest expenses decreased 1.6%, to $58.5 million for the third quarter of 2005, from $59.5 million for the third quarter of 2004.

Net income for the first nine months of 2005, was $51.9 million, an increase of $1.0 million, or 1.8%, over net income of $50.9 million for the first nine months of 2004. Net interest income increased 16.6%, to $180.0 million for the first nine months of 2005, from $154.4 million for the first nine months of 2004. Non-interest income increased 1.0%, to $85.4 million for the first nine months of 2005, from $84.6 million for the first nine months of 2004. Non-interest expenses increased 12.8%, to $180.7 million for the first nine months of 2005, from $160.2 million for the comparable period in 2004.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Diluted Earnings per Share	$0.38	$0.40	$1.11	$1.19
Return on Average Assets	0.95%	1.00%	0.94%	1.04%
Return on Average Equity	9.29%	10.07%	9.22%	10.91%
Return on Average Tangible Equity (1)	14.20%	15.60%	14.15%	13.91%
Efficiency Ratio	66.19%	66.67%	67.59%	66.52%
Efficiency Ratio excluding Hann (1)	58.49%	59.07%	59.09%	62.31%

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

Return on average equity (GAAP basis)	9.29%	10.07%	9.22%	10.91%
Effect of excluding average intangible assets and related amortization	4.91%	5.53%	4.93%	3.00%
Return on average tangible equity	14.20%	15.60%	14.15%	13.91%

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

Efficiency ratio (GAAP basis)	66.19%	66.67%	67.59%	66.52%
Effect of excluding Hann	7.70%	7.60%	8.50%	4.21%
Efficiency ratio excluding Hann	58.49%	59.07%	59.09%	62.31%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1-Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential-taxable equivalent basis

	For the Three Month Period Ended September 30, 2005			For the Three Month Period Ended September 30, 2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$65,301	$500	3.04	$56,212	$159	1.13
Investment securities:
Taxable	1,148,672	10,485	3.62	1,306,170	12,526	3.82
Tax - advantaged	19,824	317	6.34	43,971	781	7.07

Total investment securities	1,168,496	10,802	3.67	1,350,141	13,307	3.92

Loans and leases, (net):
Taxable	5,185,972	86,897	6.65	4,996,775	73,448	5.85
Tax - advantaged	78,363	1,308	6.62	80,350	1,242	6.15

Total loans and leases	5,264,335	88,205	6.65	5,077,125	74,690	5.85

Total interest - earning assets	6,498,132	$99,507	6.08	6,483,478	$88,156	5.41

Allowance for loan and lease losses	(55,484)			(53,562)
Other non - earning assets	982,597			930,719

Total assets	$7,425,245			$7,360,635

Liabilities
Deposits:
Interest - bearing demand	$1,745,718	$7,961	1.81	$1,822,372	$5,092	1.11
Savings	506,519	538	0.42	589,745	655	0.44
Time	2,019,095	16,636	3.27	1,843,671	12,554	2.71
Short - term borrowings	394,526	2,814	2.83	417,090	1,228	1.17
FHLB borrowings	743,150	7,815	4.17	732,242	5,946	3.23
Long - term debt	172,986	2,468	5.66	224,451	3,561	6.31

Total interest - bearing liabilities	5,581,994	$38,232	2.72	5,629,571	$29,036	2.05

Demand deposits	872,576			824,583
Other liabilities	212,551			175,075

Total liabilities	6,667,121			6,629,229
Equity	758,124			731,406

Total liabilities and shareholders’ equity	$7,425,245			$7,360,635

Net interest income / yield on average earning assets		$61,275	3.74		$59,120	3.63

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Nine Month Period Ended September 30, 2005			For the Nine Month Period Ended September 30, 2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$59,269	$1,186	2.68	$75,565	$543	0.96
Investment securities:
Taxable	1,186,259	33,093	3.73	1,136,607	30,829	3.62
Tax - advantaged	30,440	1,569	6.89	29,703	1,642	7.38

Total investment securities	1,216,699	34,662	3.81	1,166,310	32,471	3.72

Loans and leases, (net):
Taxable	5,123,298	246,514	6.43	4,518,955	196,548	5.81
Tax - advantaged	82,272	3,925	6.38	73,417	3,449	6.28

Total loans and leases	5,205,570	250,439	6.43	4,592,372	199,997	5.82

Total interest - earning assets	6,481,538	$286,287	5.91	5,834,247	$233,011	5.33

Allowance for loan and lease losses	(54,381)			(47,545)
Other non - earning assets	980,804			766,334

Total assets	$7,407,961			$6,553,036

Liabilities
Deposits:
Interest - bearing demand	$1,716,314	$19,157	1.49	$1,589,569	$11,452	0.96
Savings	540,233	1,704	0.42	547,022	1,487	0.36
Time	2,001,155	45,953	3.07	1,721,819	35,977	2.79
Short - term borrowings	387,988	6,949	2.39	343,166	2,646	1.03
FHLB borrowings	763,456	22,805	3.99	611,950	16,254	3.55
Long - term debt	178,789	7,776	5.81	179,669	8,965	6.67

Total interest - bearing liabilities	5,587,935	$104,344	2.50	4,993,195	$76,781	2.05

Demand deposits	868,420			759,997
Other liabilities	199,671			176,115

Total liabilities	6,656,026			5,929,307
Equity	751,935			623,729

Total liabilities and shareholders’ equity	$7,407,961			$6,553,036

Net interest income / yield on average earning assets		$181,943	3.75		$156,230	3.58

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $60.7 million in the third quarter of 2005, as compared to $58.4 million for the same period in 2004. For the nine months ended September 30, 2005, net interest income increased to $180.0 million, as compared to $154.4 million for the same period in 2004.

Net interest income as a percentage of net interest income plus noninterest income was 69.1% for the quarter ended September 30, 2005, and 66.1% for the quarter ended September 30, 2004. Net interest income as a percentage of net interest income plus noninterest income was 67.8% for the nine months ended September 30, 2005 and 64.6% for the nine months ended September 30, 2004.

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

The $2.3 million increase in our net interest income for the third quarter of 2005, as compared to the third quarter of 2004, was the result of the net effect of an increase in the volume of average interest-earning assets and a decrease in the volume of average interest-bearing liabilities. In addition, although we remain an asset-sensitive institution, where assets reprice more quickly than liabilities, we have decreased our asset-sensitivity by offering premium rates on interest-bearing deposits, primarily indexed money market accounts, since June 1, 2005. These promotional deposit programs were instituted so that we would continue to be competitive in our marketplace. Consequently, the yield on average interest-earning assets increased 67 basis points, and the cost of average interest-bearing liabilities also increased 67 basis points. Overall, our net interest margin for the third quarter of 2005 increased 11 basis points, to 3.74%, from 3.63% for the third quarter of 2004.

The $25.6 million increase in our net interest income for the nine-month period ended September 30, 2005, as compared to the same period in 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot on June 10, 2004. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced improvement in our net interest margin due to recent increases in interest rates. Consequently, our net interest margin for the first nine months of 2005 increased 17 basis points, to 3.75%, from 3.58% for the first nine months of 2004. The yield on average interest-earning assets increased 58 basis points, while the cost of average interest-bearing liabilities only increased 44 basis points.

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

As illustrated in Table 2, the provision for loan and lease losses was $3.2 million for the third quarter of 2005, and $2.8 million for the third quarter of 2004.

The provision for loan and lease losses was $8.4 million for the nine months ended September 30, 2005, and $6.6 million for the nine months ended September 30, 2004. This $1.8 million increase in the provision is the result of a $3.4 million increase in net charge-offs and a net increase in total loans outstanding since December 31, 2004.

The allowance for loan and lease losses at September 30, 2005, was 1.00% of period-end loans and leases, or $53.2 million, compared with 1.02%, or $52.5 million, at September 30, 2004.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at September 30, 2005. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at September 30, 2005.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance - Beginning of period	$53,927	$52,811	$54,093	$42,672
Additions through acquisition	0	0	0	9,149
Additions charged to operating expenses	3,215	2,783	8,445	6,590

	57,142	55,594	62,538	58,411

Charge-offs	(4,750)	(3,904)	(13,090)	(8,245)
Recoveries	840	778	3,784	2,302

Net charge-offs	(3,910)	(3,126)	(9,306)	(5,943)

Balance-Period end	$53,232	$52,468	$53,232	$52,468

Net charge-offs as a percent of average loans and leases (annualized)	0.29%	0.24%	0.24%	0.17%
Allowance as a percent of period-end loans and leases	1.00%	1.02%	1.00%	1.02%
Average loans and leases	$5,264,335	$5,077,125	$5,205,570	$4,592,372
Period-end loans and leases	5,334,008	5,166,137	5,334,008	5,166,137

TABLE 3 - Risk Assets

	September 30, 2005	December 31, 2004	September 30, 2004
Nonperforming assets:
Nonaccrual loans and leases	$19,033	$20,407	$18,204
Other real estate owned	3,417	1,340	1,210

Total nonperforming assets	$22,450	$21,747	$19,414

As a percent of period-end loans and leases plus other real estate owned	0.42%	0.41%	0.38%
Coverage ratio	279.68%	265.07%	288.22%
Loans and leases contractually past due 90 days and still accruing	$8,489	$10,217	$10,126

Noninterest Income

Third Quarter 2005 Compared to Third Quarter 2004

Noninterest income, as a percentage of net interest income plus noninterest income, was 30.9% for the third quarter of 2005, and 34.0% for the third quarter of 2004.

Noninterest income decreased $2.9 million, or 9.8%, for the third quarter of 2005, over the third quarter of 2004. This net decrease primarily is attributable to a decrease in net gains on the sale of securities. During the third quarter of 2004, as part of a restructuring of our investment portfolio in response to the Patriot acquisition, we sold approximately $107.0 million in securities and realized a net, pre-tax gain of $3.8 million. During the third quarter of 2005, we sold $49.6 million in securities and realized a net, pre-tax gain of $0.8 million.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Noninterest income, as a percentage of net interest income plus noninterest income, was 32.2% for the nine-month period ended September 30, 2005, and 35.4% for the nine-month period ended September 30, 2004.

Noninterest income increased $0.8 million, or 1.0%, for the nine-month period ended September 30, 2005, over the comparable period in 2004. This net increase is composed primarily of the following:

•	Increased asset management fees of $2.9 million;

•	Increased commissions on property and casualty insurance sales of $1.6 million;

•	Increased other income of $1.5 million;

•	Decreased vehicle origination, servicing, and securitization fees of $3.3 million; and

•	Decreased net gains on sales of loans and leases of $2.0 million.

Asset management fees. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 27.2%, as assets under management at VFAM increased 8.6%, to $3.8 billion at September 30, 2005, from $3.5 billion at September 30, 2004. This increase is also due, in part, to our strategic acquisitions.

Commissions on property and casualty insurance sales. The 24.5% increase in commissions on property and casualty insurance sales is attributed to new business, growth in existing business, and better than expected contingency fee income in the first quarter of 2005.

Other income. The 15.5% increase in other income primarily can be attributed to a $0.6 million gain on the sale of one of our branch offices during the second quarter of 2005, and an $0.8 million insurance reimbursement, also received during the second quarter of 2005.

Vehicle origination, securitization, and servicing fees. The 21.2% decrease in vehicle origination, servicing, and securitization fees was primarily due to a combination of decreased lease origination volumes and decreased fees from securitization transactions at Hann. This reduction in volume has been due to special financing offers provided by the major car manufacturers with whom Hann competes. If these special financing offers continue, Hann’s production in 2005 should be less than the $450.1 million originated in 2004, and this will have an adverse effect on our fee income and earnings in 2005. The decrease in securitization fees is due to the current interest rate environment.

Net gains on sales of loans and leases. Due to the timing of vehicle lease securitizations, we recognized $2.9 million in net gains on the sale and securitization of leases for the nine-month period ended September 30, 2005. Net gains recognized during the comparable period in 2004, were $5.2 million.

Noninterest Expenses

Third Quarter 2005 Compared to Third Quarter 2004

Noninterest expenses decreased $1.0 million, or 1.6%, from $59.5 million for the third quarter of 2004, to $58.5 million for the third quarter of 2005. This net decrease was composed primarily of the following:

•	Decreased salaries and employee benefits of $0.9 million;

•	Increased vehicle residual value expense of $0.8 million; and

•	Decreased vehicle delivery and preparation expense of $0.9 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which decreased 3.1%, for the third quarter of 2005, as compared to the third quarter of 2004. The net decrease in salaries and benefits was primarily the result of normal annual salary increases, new revenue producing positions, and higher benefit costs, which were more than offset by a decline in related expenses due to our charter consolidations.

Vehicle residual value expense. As we had anticipated, vehicle residual value expense increased for the third quarter of 2005, based upon servicing agreements with Auto Lenders. For further information concerning Vehicle Leasing Residual Value Risk, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Form 10-Q.

Vehicle delivery and preparation expense. The 21.1% decrease in these expenses is due to efficiencies recognized through the operation of the new reconditioning center at Auto Lenders. In addition, the number of vehicles coming off lease declined 8.3% from the third quarter of 2004 to the third quarter of 2005.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Noninterest expenses increased $20.5 million, or 12.8%, from $160.2 million for the nine-month period ended September 30, 2004, to $180.7 million for the comparable period in 2005. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $5.8 million;

•	Increased occupancy expense of $2.7 million;

•	Increased vehicle residual value expense of $3.7 million; and

•	Increased other expenses of $7.7 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 7.4%, for the first nine months of 2005, as compared to the first nine months of 2004. The increase in salaries and benefits was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs. Offsetting these increases was a decline in related expenses due to our charter consolidations.

Occupancy. Charges for occupancy increased 23.0%. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent, maintenance, and taxes.

Vehicle residual value expense. As we had anticipated, vehicle residual value expense increased for the first nine months of 2005, based upon servicing agreements with Auto Lenders. For further information concerning Vehicle Leasing Residual Value Risk, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Form 10-Q.

Other expenses. The 15.8% increase in other expenses is directly related to the inclusion of Patriot operations for the entire nine-month period of 2005. Nonrecurring charter consolidation costs incurred during the second quarter of 2005 also contributed to the increase.

Income Taxes

Our effective tax rate for the third quarter of 2005 and also for the nine-month period ended September 30, 2005 was 32.0%. Our effective tax rate for the third quarter of 2004 and also for the nine-month period ended September 30, 2004 was 29.5%. The increase in the effective tax rate for 2005 was primarily related to a proportionate decline in tax-advantaged income.

Financial Condition

Summary of September 30, 2005 Compared to December 31, 2004

Total assets were $7.5 billion at September 30, 2005, and December 31, 2004. Equity capital was $767.6 million at September 30, 2005, or $16.40 per share, compared to $751.7 million, or $16.13 per share, at December 31, 2004.

Loans and Leases

In March 2005, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $366.8 million. Internal growth in the loan and lease portfolio was approximately $453.3 million. As a result, loans and leases increased $86.5 million, net, from December 31, 2004, to September 30, 2005.

Risk Assets

Table 3 shows a decrease in nonaccrual loans and leases, from $20.4 million at December 31, 2004, to $19.0 million at September 30, 2005. Loans and leases past due 90 days or more and still accruing interest decreased from $10.2 million at December 31, 2004, to $8.5 million at September 30, 2005. The percentage of nonperforming assets to period-end loans and leases plus other real estate owned increased slightly, from 0.41% at December 31, 2004, to 0.42% at September 30, 2005. The percentage of loan and lease loss reserves to nonperforming loans and leases (coverage ratio) was 279.7% at September 30, 2005, and 265.1% at December 31, 2004.

Goodwill and Other Identifiable Intangible Assets

As a result of the Brandywine acquisition in February 2005, we recognized goodwill of $1.9 million and a customer list intangible of $1.3 million. Furthermore, in the second quarter of 2005, we recorded additional goodwill of $0.2 million as a result of a contingent earnings agreement related to a previous Patriot acquisition.

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

Borrowings

Long-term debt decreased $50.0 million, from December 31, 2004, to September 30, 2005. The decrease was the result of our repayment, at maturity on February 1, 2005, of $50.0 million aggregate principal amount of 9.0% subordinated notes.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2005, was 8.28%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at September 30, 2005, was 11.36%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2005, was 7.61%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2005, our bank subsidiaries had approximately $642.5 million available to them under collateralized lines of credit with various Federal Home Loan Banks; and approximately $352.5 million more was available provided that additional collateral would have been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $44.1 million at September 30, 2005, and represented additional sources of liquidity.

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

At September 30, 2005, we were an asset-sensitive institution and should benefit from a continued rise in interest rates in 2005, if that should occur.

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap; and in the third quarter of 2005, we entered into two incremental swaps totaling $81.2 million. For purposes of Susquehanna’s consolidated financial statements, the $301.0 million amortizing interest rate swaps (the hedging instruments) are designated as cash flow hedges of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2005, the unrealized gain, net of taxes, recorded in other comprehensive income was $0.3 million.

Our risk management objective and strategy is to mitigate our exposure to changes in interest rates associated with future securitizations of auto leases. We are meeting this objective by entering into forward-starting, pay-fixed and receive-LIBOR interest rate swaps. The swaps are expected to be effective in hedging the risk of changes in expected future cash flows associated with the forecasted sale of auto leases due to changes in the LIBOR swap rate, the designated interest rate being hedged, over the term of the hedging relationship.

Since the critical terms of the swaps and the hedged forecasted transaction match at inception, and it is probable that the swap counterparty will not default on the swaps, we have concluded at inception that the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows. Throughout the life of the hedging relationship, both retrospective evaluations and prospective assessments of hedge effectiveness will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swaps will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swaps or the cumulative change in the fair value of a “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized. At September 30, 2005, the hedges were assessed as prospectively effective.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of our variable-rate debt. Our risk management objective with respect to this interest rate swap is to hedge the risk of changes in our cash flows attributable to changes in the LIBOR swap rate.

Prospective effectiveness evaluations will be performed by qualitatively assessing on an ongoing basis that the critical terms of the swap and hedged transactions still match, and will periodically review the credit quality of the swap counterparty to evaluate whether it is probable that the swap counterparty will not default. At September 30, 2005, the hedges were assessed as effective.

The following table summarizes our derivative financial instruments at September 30, 2005:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(Dollars in thousands)
$300,993	$419	one-month LIBOR	4.415% -4.475%
25,000	352	three-month LIBOR	3.935
25,000	492	three-month LIBOR	4.083

$350,993	$1,263

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

Securitizations and Off-Balance Sheet Vehicle Lease Financings

As of September 30, 2005 and 2004, Hann’s managed portfolio was comprised of the following:

	As of September 30, 2005	As of September 30, 2004

Securitization Transactions*	$631.4 million	$399.7 million
Agency Arrangements and Lease Sales*	443.9 million	635.1 million
Sale-Leaseback Transactions*	99.3 million	116.9 million
Leases and Loans Held in Portfolio	381.5 million	460.8 million

Total Leases and Loans Serviced	$1,556.1 million	$1,612.5 million

*	Off-balance sheet

All of our securitizations and off-balance sheet financings primarily are done to fund the assets originated by the Origination Trust and in some cases, to enable us to more efficiently utilize required regulatory capital.

Securitization Transactions

As of September 30, 2005, the aggregate fair value of all receivables representing the present value of excess cash flows (each, a “PV Receivable”) in connection with securitizations was $5.2 million. For a description of the accounting policies for measuring the PV Receivables, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the PV Receivables, see “Note 1 – Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, and “Note 11 – Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of Recent Securitization Transactions

In March 2005, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million of automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded PV Receivable for this transaction was $2.3 million, and the fair value of this PV Receivable at September 30, 2005, was $1.5 million.

Summary of Prior Years’ Securitization Transactions

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during the third quarter of 2005. During the first nine months of 2005, Hann made transfers to the QSPE of beneficial interests in $5.7 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of this PV Receivable at September 30, 2005 was $0.5 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded PV Receivable for this transaction was $12.0 million, and the fair value of this PV Receivable at September 30, 2005 was $1.7 million.

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

The fair value of this PV Receivable at September 30, 2005 was $1.5 million.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At September 30, 2005, the total residual value of the vehicles in the portfolio for this transaction was $43.8 million, and our maximum obligation under the Residual Interest Agreement was $5.3 million.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $99.3 million at September 30, 2005. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At September 30, 2005, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $47.0 million.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of September 30, 2005.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at September 30, 2005 was $5.3 million.

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

SUSQUEHANNA BANCSHARES, INC.

November 7, 2005	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 7, 2005	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications