Form 10-K
period 2005-12-31
SUSQUEHANNA BANCSHARES INC
filed 2006-03-14
CIK 700863

Annual Report

on Form 10-K

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

common stock, par value $2.00 per share

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,119,278,792 as of June 30, 2005, based upon the closing price quoted on the Nasdaq National Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 28, 2006, was 46,882,478.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 3, 2006 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to three commercial banks, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company, a commercial leasing company and a vehicle leasing company. As of December 31, 2005, we had total assets of $7.5 billion, consolidated net loans and leases of $5.2 billion, deposits of $5.3 billion and shareholders’ equity of $780.5 million.

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

As a financial holding company with operations in multiple states, we manage our subsidiaries on a geographic market basis, which allows each subsidiary operating in different markets to retain its autonomy with regard to loan approvals and product pricing. We believe that this approach differentiates us from other large competitors because it gives our subsidiaries greater flexibility to better serve their markets and increase responsiveness to the needs of local customers. We continue, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve economies of scale and cost savings. We also provide our banking subsidiaries guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative, and control services.

Market Areas

Our Bank Subsidiaries

•	Susquehanna Patriot Bank operates primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Burlington, Camden and Gloucester counties in New Jersey. The New Jersey state-chartered bank operates 37 banking offices.

•	Susquehanna Bank PA operates primarily in the central Pennsylvania market area, including Lancaster, Lycoming, Northumberland, Snyder, Union and York counties. The Pennsylvania state-chartered bank operates 55 banking offices.

•	Susquehanna Bank operates primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties and the City of Baltimore in Maryland; Berkeley County in West Virginia and Bedford, Blair and Franklin counties in Pennsylvania. The Maryland state-chartered bank operates 61 banking offices.

The following table sets forth information, for the year ended December 31, 2005, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Pre-tax Income		Percent of Total
	(dollars in thousands)
Bank Subsidiaries:
Susquehanna Patriot Bank(2)	$1,980,905	26.5%	$77,794	21.2%	$38,970		34.7%
Susquehanna Bank PA(3)	2,271,001	30.4	102,599	27.9	41,942		37.3
Susquehanna Bank	2,923,502	39.2	122,182	33.3	55,893		49.7

Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	3,513	0.1	10,788	2.9	1,695		1.5
Valley Forge Asset Management Corp.	28,484	0.4	17,161	4.7	4,523		4.0
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	193,666	2.6	19,354	5.3	(20,006	)(4)	(17.8)
Susquehanna Patriot Commercial Leasing Company, Inc.	132,647	1.8	5,049	1.4	233		0.2
The Addis Group, LLC	39,373	0.5	10,839	3.0	2,575		2.3
Consolidation adjustments and other non-bank subsidiaries	(107,084)	(1.5)	1,557	0.3	(13,387	)(5)	(11.9)

TOTAL	$7,466,007	100.0%	$367,323	100.0%	$112,438		100.0%

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Patriot Commercial Leasing Company, Inc., a wholly owned subsidiary.
(3)	Excludes Susquehanna Trust & Investment Company, a wholly owned subsidiary.
(4)	Does not include interest income earned from corporate tax benefits generated by Hann nor incremental benefits to the banks for loans and leases originated by Hann. When these benefits, not recorded on Hann’s books, are taken into consideration, Hann’s pre-tax loss for 2005 would have been $11.5 million. The corresponding reduction in pre-tax income in the bank subsidiaries would have been as follows: Susquehanna Patriot Bank – $2.5 million; Susquehanna Bank PA – $2.9 million; and Susquehanna Bank – $3.1 million.
(5)	Primarily the parent company’s unallocated expenses.

As of December 31, 2005, non-interest income represented 34.1% of our total revenue. Bank subsidiaries contributed 52.5% of total non-interest income, and non-bank affiliates 47.5% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.20% of total average loans and leases.

As of December 31, 2005, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$832,695	16.0%
Real estate – construction	934,601	17.9
Real estate secured – residential	1,355,513	26.0
Real estate secured – commercial	1,257,860	24.1
Consumer	319,925	6.1
Leases	518,065	9.9

Total loans and leases	$5,218,659	100.0%

As of December 31, 2005, core deposits funded 71.2% of our lending and investing activities. The following chart reflects the total loans and deposits of our banks and their subsidiaries as of December 31, 2005:

	Loans and Leases	Percent of Total	Deposits	Percent of Total
	(dollars in thousands)
Susquehanna Patriot Bank	$1,399,312	27.1%	$1,375,057	25.9%
Susquehanna Bank PA	1,614,384	31.2	1,666,598	31.4
Susquehanna Bank	2,206,397	42.7	2,272,118	42.7
Consolidation and elimination adjustments	(52,500)	(1.0)	0	0

Total	$5,167,593	100.0%	$5,313,773	100.0%

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

While conditions in our market area are presently stable, a variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, natural disasters, war, or political instability) may affect such stability, both in our markets as well as national markets. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

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

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial, personal property and casualty insurance, and risk management programs for medium and large size companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank PA, provides traditional trust and custodial services, and acts as administrator, executor, guardian and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and through a subsidiary, retirement planning services. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services. Susquehanna Patriot Commercial Leasing Company, Inc., a subsidiary of Susquehanna Patriot Bank, provides comprehensive commercial leasing services.

Our Long-Term Strategy

We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships by cross-selling a comprehensive range of financial services and products by a highly trained and motivated employee sales force. Our long-term strategic plan to enhance shareholder value has three main components: growing our business profitably through the specific methods mentioned above; developing our sales culture; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications and organizational structure.

Mergers and Acquisitions

Bank Charter Consolidations. On January 21, 2005, our former wholly owned subsidiaries, WNB Bank and First Susquehanna Bank & Trust, were merged into Susquehanna Bank PA. On April 15, 2005, our former wholly owned subsidiaries, Susquehanna Bank; Citizens Bank of Southern Pennsylvania; and First American Bank of Pennsylvania, were merged into Farmers & Merchants Bank and Trust, who subsequently changed its name to Susquehanna Bank.

Brandywine. On February 1, 2005, we acquired Brandywine Benefit Corporation, Rockford Pensions, LLC and JFP Strategies (collectively, “Brandywine”), Wilmington, Delaware, a financial planning, consulting and administration firm specializing in retirement benefit plans for small to medium-sized businesses. JFP Strategies was acquired through an asset-only acquisition; Brandywine Benefit Corporation and Rockford Pensions, LLC were merged into Valley Forge Asset Management Enterprises, LLC (subsequently changing its name to Brandywine Benefits Company, LLC), a wholly owned subsidiary of our wealth management subsidiary, Valley Forge Asset Management Corp.

Minotola. On November 14, 2005, we announced the signing of a definitive merger agreement pursuant to which we will acquire Minotola National Bank (“Minotola”) of Vineland, New Jersey. Under the terms of the Agreement and Plan of Merger among Susquehanna Bancshares, Inc., Susquehanna Patriot Bank and Minotola, for each share of Minotola held, a Minotola shareholder may elect to receive either $3,226 in cash, 134 Susquehanna common shares, or a combination thereof such that 30% of the Minotola shares would be exchanged for cash, and 70% would be exchanged for Susquehanna common stock. It is anticipated that the transaction will be completed by April 30, 2006, pending regulatory approvals.

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

Other than the Minotola transaction discussed above, we currently have no other formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Employees

As of December 31, 2005, we had 1,991 full-time and 220 part-time employees.

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

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, our bank subsidiaries and we compete with numerous super-regional institutions, with significantly greater resources and assets, that conduct banking business throughout the region.

Supervision and Regulation

General. We are a financial holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and are subject to regulation under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that we may acquire.

Our bank subsidiaries are also subject to regulation and supervision. Susquehanna Bank PA is a Pennsylvania state bank subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Susquehanna Patriot Bank is a New Jersey state member bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Federal Reserve Board. Susquehanna Bank is a Maryland state bank subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the Federal Reserve Board. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2005 consisted of providing our customers with banking, trust and other financial products and services. These services include commercial banking through our subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), commercial leasing through Susquehanna Patriot Commercial Leasing Company, Inc., investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 88% of our gross revenues in 2005 and 84% of our gross revenues in 2004.

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

At December 31, 2005, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 8.53% and 11.61%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2005, our leverage ratio was 7.77%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by their respective federal regulatory agencies. No such agency has advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to it.

The federal regulatory authorities’ risk-based capital guidelines are presently based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCS”). The BCS is a committee of central bankers and bank supervisors from the major industrialized countries. It develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BCS proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II is designed to produce a more risk sensitive result than its predecessor. However, Basel II will entail complexities and costs that are expected to effectively limit its practical application to the largest and most internationally active banking organizations, those which can take advantage of economies of scale necessary to absorb the associated expenses. Accordingly, Basel I is expected to continue to apply to most depository institutions in the United States even after full implementation of Basel II.

Community and regional banking organizations responded to the proposed adoption of Basel II in the United States with expressed concern that the new framework would result in regulatory capital charges that differ for similar bank products offered by both large and small banking organizations, to the competitive disadvantage of the community and regional organizations.

In response to these concerns, the federal bank and thrift regulatory agencies (including the Federal Reserve Board) postponed further implementation of Basel II while they “undertook additional analytical work” and, in the fall of 2005, published for preliminary comment a proposal to make substantial revisions to Basel I. The proposed revisions to the existing framework are intended to enhance the risk-sensitivity of the capital charges assigned to various assets under Basel I, to reflect changes in accounting standards and financial markets and to address the questions of competitive equity raised by the proposed Basel II.

The agencies’ fall 2005 proposal with respect to Basel I would, among other things, increase the number of risk-weight categories to which various credit exposures may be assigned, would expand the use of external credit ratings (such as those given by Moody’s, Standard & Poor’s and Fitch) as credit risk indicators, would expand the range of collateral and guarantors that may justify a lower risk weight, would use loan to value ratios, credit assessments and other broad measures of credit risk in the case of commercial mortgages, would increase the risk weights of certain delinquent or non-accrual assets and would assess a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions.

If implemented, the new capital rules, including both a new Basel II and a broadly revised Basel I, could affect the minimum capital requirements applicable to us and could otherwise have a competitive impact on us.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the Federal Deposit Insurance Corporation (“FDIC”) and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2005, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Source of Strength Doctrine. Under Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality and overall financial condition.

Interstate Banking and Branching. Under the Pennsylvania Banking Code of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad. The banking laws of New Jersey and Maryland also extend to banks organized under their laws broad powers to operate out-of-state branch offices.

Substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies have been eliminated. In addition, the federal banking agencies are generally permitted to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania and West Virginia have enacted legislation authorizing de novo branching by banks located in states offering reciprocal treatment to their institutions. Maryland and Ohio have as well, but without the reciprocity requirement. Delaware, New Jersey and New York do not allow entry through full de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Liberalizing the branching laws in recent years has had the effect of increasing competition within the markets in which we now operate.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an

investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers. It is also licensed with the securities commissions of various states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states.

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

Executive Officers

As of December 31, 2005, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	56	Chairman of the Board, President and Chief Executive Officer
Gregory A. Duncan	50	Executive Vice President and Chief Operating Officer
Drew K. Hostetter	51	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	58	Executive Vice President and Chief Administrative Officer
Michael M. Quick	57	Executive Vice President and Group Executive
David D. Keim	57	Senior Vice President and Chief Risk and Credit Officer
James G. Pierné	54	Senior Vice President and Group Executive
Peter J. Sahd	46	Senior Vice President and Group Executive
Rodney A. Lefever	39	Senior Vice President and Chief Technology Officer
Bernard A. Francis, Jr.	55	Senior Vice President and Group Executive
Lisa M. Cavage	41	Senior Vice President, Secretary and Counsel

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001 and President since January 2000. From January 1998 until he was named President, he was Senior Vice President. He has also been Chairman of the Board of Susquehanna Bank PA (including its predecessor, Farmers First Bank) since March 2001, and a Director of Susquehanna Bank since 1985 (including its predecessor, Farmers & Merchants Bank and Trust), Boston Service Company, Inc. (t/a Hann Financial Service Corp.) since February 2000, Valley Forge Asset Management Corp. since March 2000, and The Addis Group, LLC. since September 2002.

Gregory A. Duncan was appointed Chief Operating Officer in May 2001 and Executive Vice President in January 2000. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President–Administration. He was appointed President and Chief Executive Officer of Susquehanna Bank PA in October 2005.

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

Michael M. Quick was appointed Executive Vice President and Group Executive in May 2005. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive of Susquehanna. He was appointed Chairman and Chief Executive Officer of Susquehanna Patriot Bank in November 2005. From June 2004 until his appointment as Chairman and Chief Executive Officer of the bank, he was Chairman of Susquehanna Patriot Bank. From March 1998 until his appointment as Chairman, he was President and Chief Executive Officer of Equity Bank.

David D. Keim was appointed Senior Vice President and Chief Risk and Credit Officer in April 2002. From May 2001 until his appointment as Senior Vice President and Chief Risk and Credit Officer, he was Senior Vice President and Group Executive. From April 1998 until his appointment as Senior Vice President and Group Executive, he was Vice President.

James G. Pierné was appointed as Senior Vice President and Group Executive in June 2004. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. He has been Chairman, President and Chief Executive Officer of Susquehanna Bank (including its predecessor, Farmers & Merchants Bank and Trust) since March 2002. He also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust from March 2000 to March 2002. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

Peter J. Sahd was appointed Senior Vice President and Group Executive in June 2004. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. From April 1999 until his appointment as Vice President and Group Executive, he was Director — Alternative Delivery Services. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank from August 1994 until April 1999.

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

Bernard A. Francis, Jr. was appointed Senior Vice President and Group Executive in May, 2005. From June 2004 until his appointment as Senior Vice President and Group Executive, he was Vice President. From March 2000, he has been President and Chief Executive Officer of Valley Forge Asset Management Corp.

Lisa M. Cavage was appointed Senior Vice President in May 2005. From May 2001 until her appointment as Senior Vice President, she was Vice President. She has been Counsel to Susquehanna since March 1998.

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

Item 1A. Risk Factors

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $3.5 billion at December 31, 1997, prior to restatements for pooling of interests, to $7.5 billion at December 31, 2005. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

If we are unable to complete our pending merger with Minotola, or we are unable to successfully integrate operations or achieve the anticipated cost savings relating to the integration of our operations, we may experience significant charges to earnings that may adversely affect our stock price, operating results and financial condition.

In November 2005, we entered into a definitive agreement to acquire by merger all of the outstanding shares of Minotola National Bank. Minotola received approval of the merger from its shareholders; regulatory approval is still pending. Under the terms of the merger agreement, in addition to various termination rights granted to each of us and Minotola for breach of representations, warranties and covenants, Minotola may unilaterally terminate the merger if our stock price falls below certain levels as described in the merger agreement, and if we do not elect to increase the amount of merger consideration to be paid to Minotola shareholders to appropriately adjust for such a decline in our stock price.

If the transaction does not close for any reason, we will not realize the anticipated benefits of the Minotola transaction.

We must consolidate and integrate the operations of Minotola with our business. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from this acquisition, or from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or otherwise, our business, results of operations and financial condition could be adversely affected.

In addition, if we are unable to complete the merger with Minotola, we will experience charges for merger and merger related expenses that may include transactions costs, such as fees for attorneys and accountants. The incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

Geographic concentration in one market may unfavorably impact our operations.

Our operations are heavily concentrated in the Mid-Atlantic region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in this market could:

•	increase loan delinquencies;

•	increase problem assets and foreclosures;

•	increase claims and lawsuits;

•	decrease the demand for our products and services; and

•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Loss of certain of our key officers would adversely affect our business.

Our future operating results are substantially dependent on the continued service of William J. Reuter, our Chairman, President and Chief Executive Officer; Gregory A. Duncan, our Executive Vice President and Chief Operating Officer; Drew K. Hostetter, our Executive Vice President and Chief Financial Officer; Michael M. Quick, our Executive Vice President and Group Executive; James G. Pierné, our Senior Vice President and Group Executive; and Bernard A. Francis, Jr., our Senior Vice President and Group Executive. The loss of the services of Messrs. Reuter, Duncan, Hostetter, Quick, Pierné, and Francis would have a negative impact on our business because of their expertise and years of industry experience. In addition, the loss of the services of Mr. Reuter would have a negative impact on our business because of his leadership, business development skills and community involvement. We do not maintain key man life insurance on Messrs. Reuter, Duncan, Hostetter, Quick, Pierné, or Francis.

Our exposure to credit risk, because we focus on commercial lending, could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending and commercial mortgage lending, which comprised 16.0%, 17.9% and 24.1% of our total loan portfolio, respectively, as of December 31, 2005. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

Because our loan portfolio contains a significant number of commercial real estate, commercial and industrial loans and construction loans, the deterioration of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in loan charge-offs and a corresponding increase in the provision for loan losses, which could adversely impact our financial condition and results of operations.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings would decrease.

In an attempt to mitigate any loan and lease losses that we may incur, we maintain an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. However, we cannot predict loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses could reduce our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest- rate-sensitive assets and interest-rate-sensitive liabilities. However, interest-rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

Adverse economic and business conditions in our market area may have an adverse effect on our earnings.

Substantially all of our business is with customers located within Pennsylvania, Maryland and New Jersey. Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. For example, a loss of market confidence in vehicle leasing paper and related residual values could have a negative effect on our vehicle leasing subsidiary’s ability to fund future vehicle lease originations. If this should occur, our vehicle leasing subsidiary’s revenues and earnings would be adversely affected. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings could be adversely affected.

If we are not able to securitize assets, it could negatively affect our liquidity and capital ratios.

We use the securitization of financial assets as a source of funding and a means to manage capital. It is part of our core business. If we were not able to securitize these assets for any reasons, including without limitation, market conditions, a failure to maintain our investment-grade senior unsecured long-term debt ratings, or regulatory changes, it could negatively affect our capital ratios and require us to rely more heavily on other sources of funding such as repos, brokered deposits and the Federal Home Loan Bank (“FHLB”).

Adverse business conditions in our vehicle leasing subsidiary could adversely affect our financial performance.

Through our subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), we are involved in the vehicle leasing business. In 2005, Hann suffered a decrease in its vehicle origination, servicing, and securitization fees, due to a combination of decreased lease origination volumes and decreased fees from securitization transactions due to the current interest rate environment. We believe that this reduction in volume principally resulted from special financing offers provided by the major automobile manufacturers with whom Hann competes. If these special financing offers continue, our financial performance could be negatively impacted. Additionally, in 2005, vehicle residual value expense at Hann increased significantly based upon service agreements with Auto Lenders Liquidation Center, Inc., a third party residual value guarantor. Under the terms of these servicing agreements, vehicle residual value expense will be substantially less in 2006, 2007, and 2008. Beyond 2008, vehicle residual value expense could once again increase depending upon the used vehicle market conditions. If this were to happen, it could have a negative impact on our financial performance after 2008.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

Our banking subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that our banking subsidiaries originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, our banking subsidiaries face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which could reduce our ability to effectively compete.

The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Government regulation significantly affects our business.

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our three bank subsidiaries, as of December 31, 2005, are also regulated by the Federal Reserve Board and are subject to regulation by the state banking departments of the state in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations and regulatory practices affecting the financial service industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC or The NASDAQ Stock Market, Inc. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

The Pennsylvania business corporation law and various anti-takeover provisions under our articles of incorporation could impede the takeover of the company.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Susquehanna, even if the acquisition would be advantageous to shareholders. In addition, we have various anti-takeover measures in please under our articles of incorporation. Any one or more of these measures may impede the takeover of Susquehanna without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2005, we also leased office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiaries operate 153 branches and 17 free-standing automated teller machines. They own 72 of the branches and lease the remaining 81. Five additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2005, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank PA	9 East Main Street Lititz, Pennsylvania	Owned	55 banking offices in Lancaster, Lycoming, Northumberland, Snyder, Union and York counties, Pennsylvania

Susquehanna Bank	59 West Washington Street Hagerstown, Maryland	Owned	61 banking offices in Bedford, Blair and Franklin counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; and Berkeley County, West Virginia

Susquehanna Patriot Bank	8000 Sagemore Drive Suite 8101 Marlton, New Jersey	Owned	37 banking offices in Burlington, Camden and Gloucester counties, New Jersey; and Berks, Chester, Delaware, Lehigh, Montgomery and Northampton counties, Pennsylvania

As of December 31, 2005, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	26 North Cedar Street Lititz, Pennsylvania	Leased	8 offices in Franklin, Lancaster, Lycoming, Montgomery and Northumberland counties, Pennsylvania; Camden County, New Jersey; and Washington County, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	2 offices located in Chester and Montgomery counties, Pennsylvania

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Susquehanna Patriot Commercial Leasing Company, Inc.	1566 Medical Drive Suite 201 Pottstown, PA 19464	Leased	1 office located in Montgomery County, Pennsylvania

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Susquehanna common stock is listed for quotation on the Nasdaq National Market System. Set forth below are the quarterly high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq National Market System for the years 2005 and 2004, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2005	1st Quarter	$0.23	$23.38	$25.44
	2nd Quarter	0.23	20.50	25.06
	3rd Quarter	0.23	23.42	27.30
	4th Quarter	0.24	22.01	25.20

2004	1st Quarter	$0.22	$24.33	$27.12
	2nd Quarter	0.22	22.18	26.47
	3rd Quarter	0.22	22.36	25.64
	4th Quarter	0.23	24.35	26.65

As of February 28, 2006, there were 6,831 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid by Susquehanna are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code of 1965 in the case of Susquehanna Bank PA, the Financial Institutions Article of the Annotated Code of Maryland in the case of Susquehanna Bank, the New Jersey Banking Act of 1948 in the case of Susquehanna Patriot Bank, the Federal Reserve Act in the case of all three banks, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions, summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Dividends by a Pennsylvania state-chartered bank may be paid only out of accumulated net earnings and are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank’s surplus equals the amount of its capital (a requirement presently satisfied in the case of Susquehanna Bank PA). Furthermore, a Pennsylvania bank may not pay a dividend if the payment would result in a reduction of the surplus account of the bank.

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

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2005, $44.0 million in the aggregate was available for dividend distributions during calendar 2006 to us from our bank subsidiaries without regulatory approval and with their remaining well-capitalized. Also, our non-bank subsidiaries at December 31, 2005 had approximately $85.0 million which they could dividend to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Item 6. Selected Financial Data.

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2005	2004(1)	2003	2002	2001
	( Amounts in thousands, except per share data)
Interest income	$387,020	$321,759	$286,020	$316,713	$341,295
Interest expense	144,775	107,741	99,014	129,473	169,051
Net interest income	242,245	214,018	187,006	187,240	172,244
Provision for loan and lease losses	12,335	10,020	10,222	10,664	7,310
Noninterest income	125,078	114,590	101,750	94,150	84,166
Noninterest expenses	242,550	219,042	189,430	181,663	167,763
Income before taxes	112,438	99,546	89,104	89,063	81,337
Net income	79,563	70,180	62,373	61,721	55,716
Cash dividends declared on common stock	43,432	38,471	34,167	31,985	30,228

Per Common Share Amounts
Net income:
Basic	$1.70	$1.61	$1.57	$1.56	$1.42
Diluted	1.70	1.60	1.56	1.55	1.41
Cash dividends declared on common stock	$0.93	$0.89	$0.86	$0.81	$0.77
Dividend payout ratio	54.6%	54.8%	54.8%	51.8%	54.3%

Financial Ratios
Return on average total assets	1.07%	1.04%	1.09%	1.17%	1.14%
Return on average shareholders’ equity	10.52	10.73	11.58	12.02	11.78
Return on average tangible shareholders’ equity(2)	16.06	14.36	13.16	13.76	13.88
Net interest margin	3.76	3.60	3.65	3.96	3.91
Efficiency ratio	65.58	66.15	65.09	63.96	64.64
Efficiency ratio excluding Hann(2)	57.97	61.09	62.25	61.52	64.23
Average equity/Average assets	10.18	9.65	9.41	9.73	8.85

Capital Ratios
Leverage	7.77%	7.30%	8.34%	8.60%	8.68%
Total capital	11.61	11.30	12.06	13.13	12.53

Credit Quality
Net charge-offs/Average loans and leases	0.24%	0.16%	0.18%	0.23%	0.21%
Nonperforming assets/Loans and leases plus OREO	0.38	0.41	0.65	0.56	0.55
ALLL/Nonperforming loans and leases	309	265	172	218	243
ALLL/Total loans and leases	1.03	1.03	1.00	1.04	1.07

Year-End Balances
Total assets	$7,466,007	$7,475,073	$5,953,107	$5,544,647	$5,088,954
Investment securities	1,154,261	1,245,414	988,222	1,126,407	1,021,091
Loans and leases, net of unearned income	5,218,659	5,253,008	4,263,272	3,830,953	3,519,498
Deposits	5,309,187	5,130,682	4,134,467	3,831,315	3,484,331
Total borrowings	1,148,966	1,395,365	1,099,403	1,021,194	1,016,845
Shareholders’ equity	780,470	751,694	547,382	533,855	493,536

Selected Share Data
Common shares outstanding (period end)	46,853	46,593	39,861	39,638	39,344
Average common shares outstanding:
Basic	46,711	43,585	39,742	39,496	39,263
Diluted	46,919	43,872	40,037	39,781	39,593
At December 31:
Book value per share	$16.66	$16.13	$13.73	$13.47	$12.54
Market price per common share	$23.68	$24.95	$25.01	$20.84	$20.85
Common shareholders	6,857	6,981	6,650	6,131	6,340

(1)	On June 10, 2004, we completed our acquisition of Patriot Bank Corp. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

(2)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is return on average equity. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

Return on average equity (GAAP basis)	10.52%	10.73%	11.58%	12.02%	11.78%
Effect of excluding average intangible assets and related amortization	5.54%	3.63%	1.58%	1.74%	2.10%
Return on average tangible equity	16.06%	14.36%	13.16%	13.76%	13.88%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is the efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on a FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of our auto leasing subsidiary, Hann Financial. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual value and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to our efficiency ratio excluding Hann is set forth below.

Efficiency ratio (GAAP basis)	65.58%	66.15%	65.09%	63.96%	64.64%
Effect of excluding Hann	7.61%	5.06%	2.84%	2.44%	0.41%
Efficiency ratio excluding Hann	57.97%	61.09%	62.25%	61.52%	64.23%

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk; credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event (as defined in this report); the anticipated conclusion of our sale leaseback transaction at the end of 2006; expectations regarding our branding strategy and internal realignment plans and their potential impact on our efficiency ratios and earnings; expectations regarding the timing of the Minotola transaction; and expectations regarding the future performance of Hann. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Patriot Bank and subsidiaries (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (dissolved in December 2005), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses and the valuation of recorded interests in securitized assets to be the accounting areas that require the most subjective and complex judgments. The treatment of securitizations and off-balance sheet financing is discussed in detail in the section titled “Securitizations and Off-Balance Sheet Financings.”

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

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about lease repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in assumptions, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. Note 1 and the section titled “Securitizations and Off-Balance Sheet Financings” provide additional information regarding recorded interests.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Executive Overview

2005 was a year of significant progress in many areas. We completed the consolidation of our eight community banks into three banks, launched an advertising campaign to promote our brand, and announced plans to acquire Minotola National Bank in New Jersey.

The following table compares our 2005 financial goals to actual results:

	Goal	Actual
Fully diluted earnings per share	$1.70 - $1.80	$1.70
Return on average tangible equity*	16.00%	16.06%
Net interest margin	3.70%	3.76%
Efficiency ratio excluding Hann*	58.50%	57.97%
Loan growth (adjusted for securitizations)	8.0%	12.0%
Deposit growth (adjusted for branch sales)	8.0%	4.8%
Noninterest income growth	10.0%	9.2%

*	Non-GAAP-based financial measures. Further information regarding non-GAAP-based financial measures can be found on page 29, “Supplemental Reporting of Non-GAAP-based Financial Measures.”

In 2005, we continued to face challenges with our auto leasing subsidiary, Hann. As a result, throughout most of the year, we worked with a major investment banking firm to explore strategic alternatives with respect to it. In the end, we decided that for now, it would be in the best interest of shareholders to continue to hold and operate the business, instead of selling the business at a significant discount. We will, however, continue to monitor and actively manage the business while keeping all of our strategic options open. Because of an expected return to normal lease origination volumes; a reduction in residual value guarantee premiums under contract for the next 3 years; an expected reduction in costs due to a new state-of-the-art reconditioning center by our third party residual value guarantor; recently enacted changes in federal vicarious liability laws that will reduce insurance costs; and the anticipated conclusion of our sale leaseback transaction at the end of 2006, we expect significant improvement at Hann in 2006 and a return to profitability in 2007.

At the end of 2005, we also announced that due to the growing trend in the financial services industry not to provide earnings guidance, we were discontinuing the practice going forward. Because of this, in 2006, we do not include fully diluted earnings per share, return on average tangible equity, nor efficiency ratio excluding Hann in our published financial goals. Our financial goals for 2006 are as follows:

Net interest margin	3.80%
Loan growth (adjusted for securitizations)	10.0%
Deposit growth	8.0%
Noninterest income growth	10.0%
Noninterest expense growth	5.0%

These financial goals include $16.0 million of securitization gains. The timing and amount of these associated securitizations, which we use as a funding source and a means to manage capital, are difficult to predict. Consequently, quarterly earnings will fluctuate.

Acquisitions

Minotola National Bank

On November 14, 2005, we announced the signing of a definitive merger agreement pursuant to which we will acquire Minotola National Bank in a stock and cash transaction valued at approximately $165 million. The acquisition of Minotola, with total assets of $623 million and fourteen branch locations provides us with an opportunity to expand our franchise into high-growth markets in southern New Jersey.

Under the terms of the merger agreement, for each share of Minotola stock held, a Minotola shareholder may elect to receive either $3,226 in cash, 134 common shares of Susquehanna, or a combination thereof such that 30% of the Minotola shares would be exchanged for cash, and 70% would be exchanged for Susquehanna common stock. We anticipate that the transaction will be completed by April 30, 2006, pending regulatory approvals.

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively “Brandywine”) located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses and is a wholly owned subsidiary of Brandywine Benefits Corp., LLC, which in turn is a wholly owned subsidiary of VFAM. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements

Patriot Bank Corp.

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

Results of Operations

Summary of 2005 Compared to 2004

Net income for the year ended December 31, 2005 was $79.6 million, an increase of $9.4 million, or 13.4%, over net income of $70.2 million in 2004. Net interest income increased 13.2%, to $242.2 million for 2005, from $214.0 million in 2004. Non-interest income increased 9.2%, to $125.1 million for 2005, from $114.6 million in 2004, and non-interest expenses increased 10.7%, to $242.6 million for 2005, from $219.0 million for 2004.

Additional information is as follows:

	Twelve Months Ended December 31,
	2005	2004
Diluted Earnings per Share	$1.70	$1.60
Return on Average Assets	1.07	1.04%
Return on Average Equity	10.52%	10.73%
Return on Average Tangible Equity(1)	16.06%	14.36%
Efficiency Ratio	65.58%	66.15%
Efficiency Ratio excluding Hann(1)	57.97%	61.09%

The following discussion details the factors that contributed to these results.

(1) Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is return on average equity. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

Return on average equity (GAAP basis)	10.52%	10.73%
Effect of excluding average intangible assets and related amortization	5.54%	3.63%
Return on average tangible equity	16.06%	14.36%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is the efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of our auto leasing subsidiary, Hann Financial. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

Efficiency ratio (GAAP basis)	65.58%	66.15%
Effect of excluding Hann	7.61%	5.06%
Efficiency ratio excluding Hann	57.97%	61.09%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $242.2 million in 2005, as compared to $214.0 million in 2004. Net interest income as a percentage of net interest income plus other income was 66% for the twelve months ended December 31, 2005, 65% for the twelve months ended December 31, 2004, and 65% for the twelve months ended December 31, 2003.

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

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2005			2004			2003
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$61,767	$1,789	2.90	$72,405	$815	1.13	$77,505	$705	0.91
Investment securities:
Taxable	1,180,762	44,066	3.73	1,159,860	42,513	3.67	1,104,863	37,893	3.43
Tax-advantaged	27,390	1,852	6.76	33,141	2,411	7.27	30,842	2,217	7.19

Total investment securities	1,208,152	45,918	3.80	1,193,001	44,924	3.77	1,135,705	40,110	3.53

Loans and leases, (net):
Taxable	5,153,910	336,508	6.53	4,668,299	273,781	5.86	3,910,353	243,236	6.22
Tax-advantaged	80,553	5,313	6.60	75,565	4,743	6.28	59,179	4,222	7.13

Total loans and leases	5,234,463	341,821	6.53	4,743,864	278,524	5.87	3,969,532	247,458	6.23

Total interest-earning assets	6,504,382	$389,528	5.99	6,009,270	$324,263	5.40	5,182,742	$288,273	5.56

Allowance for loan and lease losses	(54,170)			(49,012)			(40,868)
Other nonearning assets	979,932			816,524			582,652

Total assets	$7,430,144			$6,776,782			$5,724,526

Liabilities
Deposits:
Interest-bearing demand	$1,736,130	$28,866	1.66	$1,640,525	$16,803	1.02	$1,195,656	$9,473	0.79
Savings	522,346	2,318	0.44	552,950	2,115	0.38	498,157	1,999	0.40
Time	2,037,019	64,979	3.19	1,776,623	49,484	2.79	1,601,495	51,419	3.21
Short-term borrowings	378,706	9,727	2.57	358,348	4,261	1.19	352,271	3,582	1.02
FHLB borrowings	744,312	28,634	3.85	640,397	22,529	3.52	587,305	22,420	3.82
Long-term debt	177,295	10,251	5.78	190,649	12,550	6.58	141,425	10,120	7.16

Total interest-bearing liabilities	5,595,808	$144,775	2.59	5,159,492	$107,742	2.09	4,376,309	$99,013	2.26

Demand deposits	876,150			783,551			646,971
Other liabilities	201,572			179,584			162,828

Total liabilities	6,673,530			6,122,627			5,186,108
Equity	756,614			654,155			538,418

Total liabilities & shareholders’ equity	$7,430,144			$6,776,782			$5,724,526

Net interest income / yield on average earning assets		$244,753	3.76		$216,521	3.60		$189,260	3.65

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

The $28.2 million increase in our net interest income in 2005, as compared to 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot in June 2004. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced improvement in our net interest margin, from 3.60% for 2004, to 3.76% for 2005, due to recent increases in interest rates. We have, however, reduced our asset-sensitivity by offering premium rates on interest-bearing deposits, primarily indexed money market accounts, since June 1, 2005. These promotional deposit programs were instituted so that we would continue to be competitive in our marketplace.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section titled “Market Risks.”

TABLE 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2005 Versus 2004 Increase (Decrease) Due to Change in			2004 Versus 2003 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(136)	$1,110	$974	$(48)	$158	$110
Investment securities:
Taxable	802	751	1,553	1,941	2,679	4,620
Tax-advantaged	(399)	(160)	(559)	167	27	194

Total investment securities	403	591	994	2,108	2,706	4,814
Loans (net of unearned income):
Taxable	29,902	32,825	62,727	45,065	(14,520)	30,545
Tax-advantaged	323	247	570	1,071	(550)	521

Total loans	30,225	33,072	63,297	46,136	(15,071)	31,066

Total interest-earning assets	$30,492	$34,773	$65,265	$48,196	$(12,206)	$35,990

Interest Expense
Deposits:
Interest-bearing demand	$1,021	$11,042	$12,063	$4,103	$3,227	$7,330
Savings	(124)	327	203	213	(97)	116
Time	7,835	7,660	15,495	5,284	(7,219)	(1,935)
Short-term borrowings	255	5,211	5,466	64	615	679
FHLB borrowings	3,882	2,223	6,105	1,942	(1,833)	109
Long - term debt	(842)	(1,457)	(2,299)	3,293	(863)	2,430

Total interest-bearing liabilities	12,027	25,006	37,033	14,899	(6,170)	8,729

Net Interest Income	$18,465	$9,767	$28,232	$33,297	$(6,036)	$27,261

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

Under our methodology for calculating the allowance for loan and lease losses, loss rates for the last three years on a rolling quarter-to-quarter basis are determined for: (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction) and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). The loss rates are calculated for each affiliate bank, and they are applied to loan balances of the portfolio segments described above.

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

This methodology provides an in-depth analysis of the portfolios of our banks and reflects the estimated losses within the various portfolios. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rated review of commercial credit relationships at the banking affiliates.

Prior to 2002, we did not have a standard risk rating system for affiliate banks. The banks used their own methodology for calculating the allowance, and loss data was not broken out in as many categories, particularly real estate loans, because the data was not available. Table 10, “Allocation of Allowance for Loan and Lease Losses,” reflects comparative data for 2005, 2004, 2003, and 2002 using the revised methodology. If data were available, and we could retroactively apply our current methodology to 2001, we believe the allocation between the categories of real estate — construction and real estate — mortgage would be consistent with 2005, 2004, 2003, and 2002 allocations.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at December 31, 2005. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2005.

The provision for loan and lease losses was $12.3 million for 2005, and $10.0 million in 2004. This $2.3 million increase in the provision was the result of a $5.0 million increase in net charge-offs in 2005, as compared to 2004. The increase in net charge-offs was caused by a $3.6 million net charge-off related to one customer in the telecommunications industry.

The allowance for loan and lease losses at December 31, 2005 was 1.03% of period-end loans and leases, or $53.7 million, and 1.03%, or $54.1 million, at December 31, 2004.

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

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2005 and 2004 was $0.16 million and $0.10 million, respectively. Interest income that would have been recorded on these loans under the original terms was $0.3 million and $1.1 million for 2005 and 2004, respectively. At December 31, 2005, we had no outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well-secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan to value ratio.

Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2005, non-performing assets totaled $20.0 million and included $2.6 million in other real estate acquired through foreclosure. At December 31, 2004, non-performing assets totaled $21.7 million, and included $1.3 million in other real estate acquired through foreclosure.

TABLE 3 - Provision and Allowance for Loan and Lease Losses

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$54,093	$42,672	$39,671	$37,698	$37,187
Allowance acquired in business combination	0	9,149	0	0	539
Additions to provision for loan and lease losses charged to operations	12,335	10,020	10,222	10,664	7,310
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	8,827	2,211	2,340	3,261	2,563
Real estate - construction	45	0	0	3	69
Real estate secured - residential	1,407	948	956	1,271	451
Real estate secured - commercial	1,805	1,845	1,413	1,143	750
Consumer	3,455	3,607	3,561	3,657	3,178
Leases	2,816	2,248	1,840	1,697	2,413

Total charge-offs	18,355	10,859	10,110	11,032	9,424

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	1,694	611	614	283	271
Real estate - construction	0	0	0	16	115
Real estate secured - residential	370	298	289	66	185
Real estate secured - commercial	1,007	96	128	0	63
Consumer	1,649	1,493	1,421	1,852	1,326
Leases	921	613	437	124	126

Total recoveries	5,641	3,111	2,889	2,341	2,086

Net charge-offs	12,714	7,748	7,221	8,691	7,338

Allowance for loan and lease losses, December 31,	$53,714	$54,093	$42,672	$39,671	$37,698

Average loans and leases outstanding	$5,234,463	$4,743,864	$3,969,532	$3,705,572	$3,537,316
Period-end loans and leases	5,218,659	5,253,008	4,263,272	3,830,953	3,519,498
Net charge-offs as a percentage of average loans and leases	0.24%	0.16%	0.18%	0.23%	0.21%
Allowance as a percentage of period-end loans and leases	1.03%	1.03%	1.00%	1.04%	1.07%

TABLE 4 - Non-Performing Assets

At December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans contractually past due 90 days and still accruing	$8,998	$10,217	$6,538	$8,208	$11,498

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$2,921	$1,866	$1,735	$3,252	$1,588
Real estate - construction	0	0	128	1,148	1,536
Real estate secured - residential	5,629	5,801	4,157	3,819	2,557
Real estate secured - commercial	5,872	10,611	12,963	9,192	6,702
Consumer	76	146	54	245	41
Leases	2,894	1,983	0	534	3,092
Restructured loans	0	0	5,823	0	0
Other real estate owned	2,620	1,340	2,893	3,151	3,761

Total non-performing assets	$20,012	$21,747	$27,753	$21,341	$19,277

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	0.38%	0.41%	0.65%	0.56%	0.55%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	309%	265%	172%	218%	243%

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

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $9.0 million at December 31, 2005, a decrease from $10.2 million at December 31, 2004. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 4, totaled $29.8 million at December 31, 2005, and $30.1 million at December 31, 2004. Depending upon the state of the economy and its impact on these borrowers, as well as future events, such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 34%, 35%, and 35% for 2005, 2004, and 2003, respectively.

Noninterest income increased $10.5 million, or 9.2%, in 2005, over 2004. This net increase primarily is composed of the following:

•	Increased asset management fees of $3.5 million;

•	Increased commissions on property and casualty insurance sales of $2.0 million;

•	Increased net gains on sales of loans and leases of $5.3 million;

•	Increased net gains on the sales of bank branches of $2.0 million;

•	Increased other income of $2.8 million; and

•	Decreased vehicle origination, servicing, and securitization fees of $4.2 million.

Asset management fees and commissions on brokerage, life insurance, and annuity sales. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 24.1%, as assets under administration at VFAM increased 4.8%, to $3.8 billion at December 31, 2005, from $3.6 billion at December 31, 2004. This increase is also due, in part, to our strategic acquisitions.

Commissions on property and casualty insurance sales. The 21.2% increase in commissions on property and casualty insurance sales is attributed to new business, growth in existing business, and better than expected contingency fee income in the first quarter of 2005.

Gains on sales of loans and leases. The 55.2% increase in gains on sales of loans and leases can be attributed to the sale and subsequent securitization of $239.8 million in home equity line of credit loans (“HELOCs”) in the fourth quarter of 2005. The net gain relating to this transaction was $6.7 million.

Net gains on the sales of bank branches. During 2005, we sold six bank branches and realized an aggregate net pre-tax gain of $5.2 million. During 2004, we sold four bank branches and realized an aggregate net pre-tax gain of $3.2 million. These sales were part of our effort to enhance the efficiency of our branch network through our previously announced plans to consolidate and/or sell several locations.

Other income. The 22.4% increase in other income for 2005, is directly related to the inclusion of Patriot operations for the entire year.

Vehicle origination, securitization, and servicing fees. The 21.1% decrease in vehicle origination, servicing, and securitization fees was primarily due to a combination of decreased lease origination volumes and decreased fees from securitization transactions at Hann. The decrease in securitization fees is due to the current interest rate environment.

Noninterest Expenses

Noninterest expenses increased $23.5 million, or 10.7%, in 2005, over 2004. This net increase primarily is composed of the following:

•	Increased salaries and employee benefits of $8.1 million;

•	Increased occupancy and furniture and equipment expense of $4.2 million;

•	Increased vehicle residual value expense of $4.3 million;

•	Decreased vehicle delivery and preparation expense of $3.3 million; and

•	Increased other expenses of $9.9 million;

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 7.6% in 2005. This increase is primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs. Offsetting this increase was a decline in related expenses due to our charter consolidations.

On December 14, 2005, our Board of Directors approved the accelerated vesting, effective as of December 15, 2005, of all unvested stock options granted to employees and directors in 2002 and 2004. The decision to accelerate the vesting of these options primarily was made to reduce non-cash compensation expense that would have been recorded in our income statement in future periods as a result of the adoption of FAS No. 123(R), “Share-Based Payment,” in January 2006. We estimate that, as a result of this action, approximately $0.4 million of compensation expense will have been eliminated in 2006, approximately $0.3 million of compensation expense will have been eliminated in 2007, and approximately $0.2 million of compensation expense will have been eliminated in 2008. As a result of the accelerated vesting of these options, compensation expense totaling $0.1 million was included in our results of operations for 2005.

Occupancy and furniture and equipment. Charges for occupancy and furniture and equipment increased 16.9% in 2005. The increase can be attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent expense and maintenance expense.

Vehicle residual value. As we had anticipated, vehicle residual value expense increased for 2005, based upon servicing agreements with Auto Lenders, our third-party residual value guarantor. However, due to improving market conditions, residual value guarantee premiums are contractually committed to decrease by $5.5 million in 2006, and by another $2.7 million in 2007. For further information, refer to the discussion concerning Vehicle Leasing Residual Value Risk on page 50 of this Form 10-K.

Vehicle delivery and preparation. The 23.2% decrease in these expenses is due to efficiencies recognized through the operation of the new reconditioning center at Auto Lenders. In addition, fewer vehicle leases matured in 2005.

Other expense. All other expenses increased $9.9 million, net (see Table 5). The inclusion of Patriot operations since June 10, 2004, contributed to a general increase in all expense categories. In addition, we incurred increased advertising and marketing expenses relating to our branding initiative in 2005.

TABLE 5 - Analysis of Other Expenses

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)
Advertising, marketing, and public relations	$8,671	$6,948	$5,874
FDIC and other insurance	5,369	5,048	3,146
Legal and consulting	5,268	4,552	3,528
Postage and delivery	6,267	5,983	5,461
All other	51,219	44,332	39,170

Total	$76,794	$66,863	$57,179

Income Taxes

Our effective tax rates for 2005 and 2004 were 29.2% and 29.5%, respectively.

During 2005, Susquehanna instituted a request under a particular state’s voluntary compliance process to establish the right to loss carryforwards. This process was completed with the state in October, 2005. Due to the establishment of loss carryforwards in an additional state, as well as other initiatives undertaken during the fourth quarter of 2005, Susquehanna has assessed that all of the remaining state net operating losses are realizable at December 31, 2005, and the valuation allowance was released.

Offsetting the impact of the release of the valuation allowance was a reduced level of tax-advantaged income.

Financial Condition

Summary of 2005 Compared to 2004

Total assets at December 31, 2005 and 2004 were $7.5 billion. Loans and leases, as a result of two securitization transactions completed by our banking subsidiaries in 2005, experienced a slight decrease, to $5.2 billion at December 31, 2005, from $5.3 billion at December 31, 2004. Deposits increased to $5.3 billion, from $5.1 billion during the same time period. Equity capital was $780.5 million at December 31, 2005, or $16.66 per share, compared to $751.7 million, or $16.13 per share, at December 31, 2004.

Investment Securities

We follow FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This accounting pronouncement requires the segregation of investment securities into three categories, each having a distinct accounting treatment:

•	held-to-maturity;

•	trading; or

•	available-for-sale.

Securities identified as “held-to-maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available-for-sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. Consequently, our total equity was negatively impacted by $15.2 million, as the unrealized losses, net of taxes, on available-for-sale securities increased from a loss of $2.3 million at December 31, 2004, to a loss of $17.5 million at December 31, 2005. We do not believe any individual unrealized loss represents a material other-than-temporary impairment. Unrealized losses recorded for U.S. Government agencies and mortgage-backed securities are attributable to changes in interest rates. We have both the intent and the ability to hold the securities for a time necessary to recover the amortized cost.

Investment securities available for sale decreased $93.1 million, from December 31, 2004, to December 31, 2005. This decrease occurred because we chose to use some of the cash inflows from sales, maturities, and repayments of securities to fund loan growth rather than reinvest in additional securities. In addition, the $23.5 million increase in unrealized losses in the portfolio also contributed to the decrease.

Securities identified as “trading account securities” are marked-to-market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management, that requires the majority of our security portfolios to be identified as “available-for-sale.” While FAS 115 requires segregation into “held-to-maturity” and “available-for-sale” categories (see Table 6), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted-average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

At December 31, 2005, we held no securities of any one issuer where the aggregate book value exceeded ten percent of shareholders’ equity. Furthermore, there were no investment securities whose ratings were less than investment grade at December 31, 2005 and 2004.

TABLE 6 - Carrying Value of Investment Securities

Year ended December 31,	2005		2004		2003
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Treasury	$0	$0	$0	$0	$202	$0
U.S. Government agencies	399,039	0	262,340	0	84,679	0
State and municipal	11,771	6,399	38,219	4,469	18,793	4,340
Other securities	64,139	0	7,365	0	7,409	0
Mortgage-backed securities	602,564	0	868,266	0	832,248	0
Equity securities	70,349	0	64,755	0	40,551	0

Total investment securities	$1,147,862	$6,399	$1,240,945	$4,469	$983,882	$4,340

TABLE 7 - Maturities of Investment Securities

At December 31, 2005	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$31,323	$366,383	$771	$562	$399,039
Amortized cost	31,389	372,389	776	544	405,098
Yield	4.13%	3.70%	5.18%	5.80%	3.74%
Corporate debt securities
Fair value	$0	$17,221	$0	$46,918	$64,139
Amortized cost	0	17,411	0	46,851	64,262
Yield	0.00%	4.23%	0.00%	5.21%	4.94%
Mortgage-backed securities
Fair value	$0	$201,526	$210,438	$190,600	$602,564
Amortized cost	0	208,160	218,720	196,467	623,347
Yield	0.00%	4.18%	4.02%	4.30%	4.16%
State and municipal securities
Fair value	$222	$10,280	$603	$666	$11,771
Amortized cost	220	10,319	600	664	11,803
Yield (TE)	7.32%	5.54%	8.92%	8.49%	5.91%
Equity securities
Fair value					$70,349
Amortized cost					70,338
Yield					3.96%

Held-to-Maturity

State and municipal
Fair value	$0	$0	$0	$6,399	$6,399
Amortized cost	0	0	0	6,399	6,399
Yield	0.00%	0.00%	0.00%	3.92%	3.92%
Total Securities

Fair value	$31,545	$595,410	$211,812	$245,145	$1,154,261
Amortized cost	31,609	608,279	220,096	250,925	1,181,247
Yield	4.15%	3.91%	4.04%	4.47%	4.06%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities in based on final maturities.

Loans and Leases

In March 2005, our banking subsidiaries entered into a term securitization transaction in which we collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate balance of $366.8 million. In December 2005, we entered into a term securitization transaction in which we sold a portfolio of HELOCs with an aggregate balance of $239.8 million. Internal growth within the loan and lease portfolio was approximately $575.8 million. As a result, loans and leases decreased $30.8 million, net, from December 31, 2004, to December 31, 2005.

In general, we believe that the internal growth that occurred in our loan portfolio in 2005 was accomplished through our sales and marketing efforts. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

Table 8 presents loans outstanding, by type of loan, in our portfolio for the past five years. In general, the composition of our loan portfolio, by percentage of total loans, has remained relatively unchanged from December 31, 2004, to December 31, 2005. The greatest percentage changes were between real estate construction loans, which increased by 3.8% of total loans and leases, and residential real estate loans, which decreased by 4.7% of total loans and leases as a result of the HELOC securitization.

TABLE 8 - Loan and Lease Portfolio

At December 31,	2005		2004		2003		2002		2001
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
	(Dollars in thousands)
Commercial, financial, and agricultural	$832,695	16.0%	$760,106	14.5%	$621,438	14.6%	$478,181	12.5%	$434,780	12.4%
Real estate:
construction	934,601	17.9	741,660	14.1	549,672	12.9	456,663	11.9	359,445	10.2
residential	1,355,513	26.0	1,611,999	30.7	1,306,371	30.6	1,246,939	32.5	1,140,678	32.4
commercial	1,257,860	24.1	1,252,753	23.8	1,016,360	23.8	988,633	25.8	822,416	23.4
Consumer	319,925	6.1	351,846	6.7	337,989	7.9	343,537	9.0	325,170	9.2
Leases	518,065	9.9	534,644	10.2	431,442	10.2	317,000	8.3	437,009	12.4

Total	$5,218,659	100.0%	$5,253,008	100.0%	$4,263,272	100.0%	$3,830,953	100.0%	$3,519,498	100.0%

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans totaled $150.7 million at December 31, 2005, and an additional $138.7 million was lent against junior liens on residential properties at December 31, 2005. Senior liens on 1 - 4 family residential properties totaled $945.9 million at December 31, 2005, and much of the $1.3 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $45.1 million, while loans secured by multi-family residential properties totaled $120.3 million at December 31, 2005.

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

TABLE 9 - Loan Maturity and Interest Sensitivity

At December 31, 2005
Maturity	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial, and agricultural	$291,953	$419,680	$121,062	$832,695
Real estate - construction	513,341	348,237	73,023	934,601

	$805,294	$767,917	$194,085	$1,767,296

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$404,538	$142,563	$547,101
Fixed rate		363,379	51,522	414,901

		$767,917	$194,085	$962,002

TABLE 10 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial, financial, and agricultural	$15,413	$14,066	$9,772	$10,317	$8,783
Real estate - construction (1)	5,548	3,339	3,095	2,721	10,388
Real estate secured - residential (1)	7,578	9,275	7,448	7,412	N/A
Real estate secured - commercial (1)	11,571	13,760	12,764	10,488	N/A
Real estate - mortgage (1)	N/A	N/A	N/A	N/A	8,545
Consumer	5,475	5,779	5,704	5,077	6,423
Leases	6,645	6,050	2,566	2,414	1,923
Overdrafts	18	0	0	0	0
Unused commitments	1,466	1,345	1,060	1,094	1,110
Unallocated	0	479	263	148	526

Total	$53,714	$54,093	$42,672	$39,671	$37,698

(1)	In 2002, the methodology used for calculating the allowance for loan and lease losses was changed. Prior years’ information is not available in this format. We believe that, if we could retroactively apply the current methodology to 2001, the allocation between real estate construction and real estate mortgage would be consistent with 2005, 2004, 2003, and 2002.

TABLE 11 - Loan Concentrations

At December 31, 2005, Susquehanna’s portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonperforming in Each Category
	(Dollars in thousands)
Residential construction	$52,761	$295,396	$12,044	$360,201	0.01
Land development (site work) construction	29,186	261,927	12,025	303,138	0.00
Real estate - residential	224,138	25,405	7,988	257,531	0.37
Motor vehicles	189,904	6,663	34,234	230,801	0.06
Lessors of professional offices	113,873	26,757	0	140,630	0.00
Manufacturing	39,512	541	91,351	131,404	0.37
Commercial and industrial construction	51,264	51,063	5,527	107,854	0.01
Retail consumer goods	57,559	3,439	44,457	105,455	0.94
Contractors	30,281	5,961	49,332	85,574	0.12
Public services	24,285	4,184	48,523	76,992	0.19
Hotels / motels	65,288	8,239	531	74,058	0.00
Medical services	35,161	2,404	31,655	69,220	0.00
Agriculture	40,592	1,418	17,601	59,611	0.18
Restaurants/Bars	41,300	1,456	10,963	53,719	2.74
Wholesalers	13,347	404	37,308	51,059	0.28

Goodwill and Other Identifiable Intangible Assets

As a result of the Brandywine acquisition in February 2005, we recognized goodwill of $1.9 million and a customer list intangible of $1.3 million. Furthermore, in the second quarter of 2005, we recorded additional goodwill of $0.2 million as a result of a contingent earn-out agreement related to a previous Patriot acquisition.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease-securitization transaction in March 2005, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $48.5 million. This amount represents receivables from the unconsolidated qualified special purpose entities that were established to transact the securitization, which resulted in a $2.9 million gain on sale of leases.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 12.

TABLE 12 - Average Deposit Balances

Year ended December 31,	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$876,150	0.00%	$783,551	0.00%	$646,971	0.00%
Interest-bearing demand deposits	1,736,130	1.66	1,640,525	1.02	1,195,656	0.79
Savings deposits	522,346	0.44	552,950	0.38	498,157	0.40
Time deposits	2,037,019	3.19	1,776,623	2.79	1,601,495	3.21

Total	$5,171,645		$4,753,649		$3,942,279

Total deposits increased $178.5 million, or 3.5%, from December 31, 2004 to December 31, 2005. During 2005, we sold five branch locations and associated deposits totaling $60.1 million. Also, in 2004, we sold branch deposits totaling approximately $44.2 million. These sales were part of our realignment and consolidation project.

Of the net increase in total deposits, $51.4 million was in brokered certificates of deposit, which are being utilized as an alternative funding source to support the increase in our loan portfolio. In addition, we redesigned the money-management products offered to some of our municipal customers and consequently transferred approximately $71.1 million in funds that had been invested in securities sold under repurchase agreements into certificates of deposit greater than $0.1 million.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 14.6% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2005.

TABLE 13 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2005 were as follows:

(Dollars in thousands)
Three months or less	$297,770
Over three months through six months	84,101
Over six months through twelve months	165,796
Over twelve months	227,042

Total	$774,709

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, decreased by $113.3 million, or 26.9%, from December 31, 2004, to December 31, 2005. The greatest decrease within this category occurred in securities sold under repurchase agreements (as discussed above), which decreased $101.3 million, from $307.8 million at December 31, 2004, to $206.5 million at December 31, 2005.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings decreased $82.6 million, and long-term debt decreased $50.5 million, from December 31, 2004, to December 31, 2005. The decrease in FHLB borrowings was accomplished through the utilization of proceeds from the HELOC securitization. Prior to the securitization in December 2005, FHLB borrowings were used to support the increase in our loan portfolio. The decrease in long-term debt was the result of our repayment, at maturity on February 1, 2005, of $50.0 million aggregate principal amount of 9.0% subordinated notes.

Contractual Obligations and Commercial Commitments

Table 14 presents certain of our contractual obligations and commercial commitments, including Susquehanna’s guarantees on behalf of its subsidiaries, and their expected year of payment or expiration.

TABLE 14 - Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$2,156,668	$1,292,476	$681,330	$179,392	$3,470
FHLB borrowings	668,666	46,976	274,676	235,474	111,540
Long-term debt	172,777	0	0	0	172,777
Operating leases	64,273	7,717	12,585	9,579	34,392
Sale-leaseback transaction	93,939	30,035	58,035	5,869	0
Contingent cash collateral	35,111	0	0	35,111	0
Residual value guaranty fees	11,700	5,700	6,000	0	0

	Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$143,078	$118,986	$24,092	$0	$0
Guarantees	11,492	0	3,492	8,000	0
Commercial commitments	407,187	309,811	97,376	0	0
Real estate commitments	654,149	250,997	403,152	0	0

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2005, our bank subsidiaries had approximately $656.6 million available to them under collateralized lines of credit with various FHLBs; and $409.6 million more was available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $69.9 million for the year ended December 31, 2005 and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in leases and related vehicles to qualified special purpose entities. Most recently, we entered into a term securitization transaction of HELOCs. The purchase of these assets is financed through the issuance of asset-backed notes to third-party investors. During 2005, net proceeds from these transactions totaled $584.8 million.

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

Our interest rate risk using the static gap analysis is presented in Table 15. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 15 also illustrates our estimated interest rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2005 and 2004. These estimates include anticipated prepayments on commercial and residential loans, mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

TABLE 15 - Balance Sheet Gap Analysis

At December 31, 2005	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$96,284	$0	$0	$0	$96,284
Investments	272,035	157,070	509,706	215,450	1,154,261
Loans and leases, net of unearned income	2,050,147	799,609	1,540,375	828,528	5,218,659

Total	$2,418,466	$956,679	$2,050,081	$1,043,978	$6,469,204

Liabilities
Interest-bearing demand	$817,775	$214,260	$547,568	$195,156	$1,774,759
Savings	18,691	56,076	283,395	100,744	458,906
Time	145,824	599,909	495,344	140,882	1,381,959
Time in denominations of $100 or more	297,407	249,984	185,086	42,232	774,709
Total borrowings	530,609	3,170	301,065	314,122	1,148,966

Total	$1,810,306	$1,123,399	$1,812,458	$793,136	$5,539,299

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(55,707)	$(172,621)	$(527,614)	$(173,963)
Interest Sensitivity Gap:
Periodic	$552,453	$(339,341)	$(289,991)	$76,879
Cumulative		213,112	(76,879)	0
Cumulative gap as a percentage of total assets	7%	3%	-1%	0%

At December 31, 2004	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$58,372	$0	$0	$362	$58,734
Investments	139,716	222,272	501,504	381,922	1,245,414
Loans and leases, net of unearned income	2,072,313	727,635	1,274,575	1,178,485	5,253,008

Total	$2,270,401	$949,907	$1,776,079	$1,560,769	$6,557,156

Liabilities
Interest-bearing demand	$291,079	$366,940	$829,026	$278,032	$1,765,077
Savings	34,359	102,924	316,686	105,561	559,530
Time	197,689	452,771	506,804	210,018	1,367,282
Time in denominations of $100 or more	194,830	171,667	167,301	51,584	585,382
Total borrowings	770,931	35,193	47,346	541,895	1,395,365

Total	$1,488,888	$1,129,495	$1,867,163	$1,187,090	$5,672,636

Impact of other assets, other liabilities, capital and noninterest-bearing deposits:	$0	$(213,352)	$(480,041)	$(191,127)
Interest Sensitivity Gap:
Periodic	$781,513	$(392,940)	$(571,125)	$182,552
Cumulative		388,573	(182,552)	0
Cumulative gap as a percentage of total assets	10%	5%	-2%	0%

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

Tables 16 and 17 reflect the estimated income effect and economic value of assets, liabilities and equity calculated using certain assumptions we determined as of December 31, 2005, and 2004, at then current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. Based upon the current interest-rate environment, we believe that interest rates will be flat to a 1% increase in 2006. As noted in Table 16, the economic value of equity at risk as of December 31, 2005 is -1%, at an interest rate change of positive 1%, while Table 17 discloses that net interest income at risk as of December 31, 2005 is 1%, at an interest rate change of positive 1%.

At December 31, 2005, we were an asset-sensitive institution and should benefit from a continued rise in interest rates in 2006, if that should occur.

TABLE 16 - Balance Sheet Shock Analysis

At December 31, 2005	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$196,557	$196,557	$196,557	$196,557	$196,557
Short-term investments	96,284	96,284	96,284	96,284	96,284
Investment securities:
Held-to-maturity	6,399	6,399	6,399	6,399	6,399
Available-for-sale	1,183,769	1,169,682	1,149,185	1,124,103	1,097,967
Loans and leases, net of unearned income	5,319,160	5,254,795	5,193,337	5,129,571	5,061,065
Other assets	800,245	800,245	800,245	800,245	800,245

Total assets	$7,602,414	$7,523,962	$7,442,007	$7,353,159	$7,258,517

Liabilities
Deposits:
Non-interest bearing	861,934	846,340	831,158	816,374	801,976
Interest-bearing	4,360,236	4,312,878	4,272,250	4,228,634	4,186,073
Total borrowings	1,167,737	1,131,111	1,105,794	1,088,437	1,070,933
Other liabilities	227,383	227,383	227,383	227,383	227,383

Total liabilities	6,617,290	6,517,712	6,436,585	6,360,828	6,286,365
Total economic equity	987,025	1,009,560	1,010,088	998,302	979,378
Off balance sheet	1,901	3,310	4,666	5,971	7,226

Total liabilities and equity	$7,602,414	$7,523,962	$7,442,007	$7,353,159	$7,258,517

Economic equity ratio	13%	13%	14%	14%	13%
Value at risk	$(23,063)	$(528)	$0	$(11,786)	$(30,710)
% Value at risk	-2%	0%	0%	-1%	-3%

At December 31, 2004	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$160,574	$160,574	$160,574	$160,574	$160,574
Short-term investments	59,248	59,248	59,248	59,248	59,248
Investment securities:
Held-to-maturity	4,652	4,555	4,461	4,370	4,281
Available-for-sale	1,272,163	1,262,941	1,250,260	1,217,944	1,177,465
Loans and leases, net of unearned income	5,358,087	5,285,541	5,212,443	5,135,232	5,056,609
Other assets	802,187	802,187	802,187	802,187	802,187

Total assets	$7,656,911	$7,575,046	$7,489,173	$7,379,555	$7,260,364

Liabilities
Deposits:
Non-interest bearing	807,724	788,528	770,010	752,140	734,889
Interest-bearing	4,263,365	4,203,808	4,148,725	4,091,392	4,037,260
Total borrowings	1,524,990	1,491,500	1,459,134	1,430,274	1,406,956
Other liabilities	197,332	197,332	197,332	197,332	197,332

Total liabilities	6,793,411	6,681,168	6,575,201	6,471,138	6,376,437
Total economic equity	867,309	895,474	913,431	905,814	879,334
Off balance sheet	3,809	1,596	(541)	(2,603)	(4,593)

Total liabilities and equity	$7,656,911	$7,575,046	$7,489,173	$7,379,555	$7,260,364

Economic equity ratio	11%	12%	12%	12%	12%
Value at risk	$(46,122)	$(17,957)	$0	$(7,617)	$(34,097)
% Value at risk	-5%	-2%	0%	-1%	-4%

TABLE 17 - Net Interest Income Shock Analysis

At December 31, 2005	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$3,583	$5,403	$7,253	$9,102	$10,961
Investments	39,213	44,198	47,876	50,557	53,192
Loans and leases	316,650	338,928	360,798	381,654	401,830

Total interest income	359,446	388,529	415,927	441,313	465,983

Interest expense:
Interest-bearing demand and savings	19,943	29,982	42,930	53,475	64,020
Time	65,781	72,709	79,689	86,684	93,699
Total borrowings	42,888	46,372	50,837	56,905	62,996

Total interest expense	128,612	149,063	173,456	197,064	220,715

Net interest income	$230,834	$239,466	$242,471	$244,249	$245,268

Net interest income at risk	$(11,637)	$(3,005)	$0	$1,778	$2,797
% Net interest income at risk	-5%	-1%	0%	1%	1%

At December 31, 2004	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$169	$944	$1,894	$2,875	$3,870
Investments	34,005	41,118	49,046	52,272	53,756
Loans and leases	273,287	296,675	319,644	341,804	363,311

Total interest income	307,461	338,737	370,584	396,951	420,937

Interest expense:
Interest-bearing demand and savings	8,858	15,113	24,198	31,327	39,002
Time	43,484	48,119	53,844	60,004	66,234
Total borrowings	34,653	40,629	47,846	55,610	63,369

Total interest expense	86,995	103,861	125,888	146,941	168,605

Net interest income	$220,466	$234,876	$244,696	$250,010	$252,332

Net interest income at risk	$(24,230)	$(9,820)	$0	$5,314	$7,636
% Net interest income at risk	-10%	-4%	0%	2%	3%

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap; and throughout the remainder of 2005, we entered into three incremental swaps totaling $109.8 million. For purposes of Susquehanna’s consolidated financial statements, the $329.6 million amortizing interest rate swaps (the hedging instruments) are designated as cash flow hedges of expected future cash flows (proceeds) associated with a forecasted sale of auto leases (the hedged forecasted transaction). This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2005, the unrealized gain, net of taxes, recorded in other comprehensive income was $1.7 million.

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

Since the critical terms of the swaps and the hedged forecasted transaction match at inception, and it is probable that the swap counterparty will not default on the swaps, we have concluded at inception that the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows. Throughout the life of the hedging relationship, both retrospective evaluations and prospective assessments of hedge effectiveness will be performed at least quarterly. Assuming the hedging relationship qualifies as highly effective, the actual swaps will then be recorded on the balance sheet at fair value, and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swaps or the cumulative change in the fair value of a “perfect” hypothetical swap. At the date of securitization, the balance in accumulated other comprehensive income will be reclassified to earnings when the associated gain on sale from securitization is recognized. At December 31, 2005, the hedges were assessed as prospectively effective.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of our variable-rate debt. Our risk management objective with respect to this interest rate swap is to hedge the risk of changes in our cash flows attributable to changes in the LIBOR swap rate.

Prospective effectiveness evaluations will be performed by qualitatively assessing on an ongoing basis that the critical terms of the swap and hedged transactions still match, and will periodically review the credit quality of the swap counterparty to evaluate whether it is probable that the swap counterparty will not default. At December 31, 2005, the hedges were considered effective because all the critical terms matched.

The following table summarizes our derivative financial instruments at December 31, 2005:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(Dollars in thousands)
$329,627	$1,446	one-month LIBOR	4.365% - 4.80%
25,000	473	three-month LIBOR	3.935
25,000	696	three-month LIBOR	4.083

$379,627	$2,615

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

Securitizations and Off-Balance Sheet Financings

The following table summarizes our securitization and off-balance sheet financings:

	As of December 31, 2005	As of December 31, 2004
	(Dollars in thousands)
Lease Securitization Transactions	$576,890	$431,673
HELOC Securitization Transaction	221,930	0
Agency Arrangements and Lease Sales	414,897	586,491
Sale-Leaseback Transactions	94,934	112,600
Leases and Loans Held in Portfolio	5,218,659	5,253,008

Total Leases and Loans Serviced	$6,527,310	$6,383,772

Securitization Transactions

We use the securitization of financial assets as a source of funding and a means to manage capital. Hann and the banking subsidiaries sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities (each a “QSPE”). These transactions are accounted for as sales under the guidelines of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125),” and a net gain or loss is recognized at the time of the initial sale.

The QSPEs then issue beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the QSPEs. The senior classes of the asset-basked securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by Susquehanna.

Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under FAS No. 140, Susquehanna is required to recognize a receivable representing the present value of the anticipated excess cash flows at the time of sale. These interest-only strips are subordinate to the rights of each of the QSPE’s creditors. The value of these interest-only strips is subject to credit, prepayment, and interest rate risk.

Summary of HELOC Securitization Transaction

In December 2005, one of our banking subsidiaries, Susquehanna Bank PA, entered into a term securitization transaction of HELOCs (the “2005 HELOC transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Patriot Bank, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the 2005 HELOC transaction, Susquehanna Bank PA sold a portfolio of loans with an aggregate total of approximately $239.8 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the 2005 HELOC transaction Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned by the Transferor. The Transferor financed the purchase of the portfolio of HELOCs from Susquehanna Bank PA primarily through the issuance by the Issuer of $239.8 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

Some of the HELOCs, which generally accrue interest at a variable rate, include a feature that permits the obligor to “convert” all or a portion of the loan from a variable interest rate to a fixed interest rate. Under the transaction documents for the 2005 HELOC transaction, if the aggregate principal balance of loans converted to fixed-rate loans exceeds 10% of the outstanding aggregate principal balance of the portfolio, then Susquehanna

Bank PA is required to repurchase converted loans in excess of this 10% threshold until the aggregate principal balance of loans repurchased by Susquehanna Bank PA for this reason is equal to 10% of the original principal balance of the loans. If, after giving effect to any repurchase by Susquehanna Bank PA of loans with converted balances, the aggregate principal balance of fixed-interest-rate loans exceeds 10% of the aggregate principal balance of the portfolio, then an interest rate protection agreement between the Issuer and Susquehanna becomes operative. Under the interest rate protection agreement, the Issuer will be obligated to make fixed payments, which will be based on the fixed rates of the converted mortgage loans, and we will be obligated to make floating payments, which will be based on the indices of the variable-rate mortgage loans. We do not expect to repurchase any converted loans nor enter into any interest rate protection agreements.

The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at December 31, 2005, was $7.3 million. In addition, as servicer for these loans, we recorded a servicing asset of $1.3 million.

The reduction in the interest-only strips was expected based upon cash flow estimates for the first collection period. Future monthly amortization of these interest-only strips is projected to be significantly less.

Summary of Vehicle Lease Securitization Transactions

In order to facilitate securitizations and other off-balance sheet financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), in 1997. Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the name of the Origination Trust at the time of the purchase. Titles to the vehicles and the leases are then held by the Origination Trust, and the Origination Trust acts as lessor under the leases. Hann initially owns the beneficial interest in all leases and related vehicles. Hann’s beneficial interest is often referred to as the “Undivided Trust Interest” or “UTI.” Hann creates and transfers beneficial interests in the Origination Trust that represent just the rights in the pool of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions through a special unit of beneficial interest called a “SUBI.” There is no need to undertake the effort and expense of retitling the vehicles because the legal owner of the vehicles, the Origination Trust, does not change. At any time, a lease and related vehicle will be allocated to the UTI, and then to a SUBI, if it is beneficially owned by a securitization entity, a third party, or otherwise included in a financing transaction.

In connection with our securitization transactions, we transferred beneficial interests in automobile leases and related vehicles originated by the Origination Trust to qualified special purpose entities. Hann acts as servicer for the securitized portfolio and receives a servicing fee based upon a percentage of the value of assets serviced. We do not provide recourse for losses resulting from defaults under the leases. Each securitization transaction also provides that the beneficial interest in any leases and related vehicles that fail to meet the factual representations about those assets made by us in each transaction must be repurchased and reallocated to Hann’s beneficial interest in the Origination Trust.

Each QSPE retains the right to receive excess cash flows from the sold portfolio. The leases, for accounting purposes, are treated as direct financing receivables as a result of a residual purchase agreement with Auto Lenders. Although we have not retained residual value risk in the automobile leases and related vehicles, in the event of a breach by Auto Lenders, a QSPE may suffer residual losses, which we expect would decrease the value of the interest-only strips recognized by us. As of December 31, 2005, the aggregate amount of all such interest-only strips in connection with lease securitizations was $4.1 million.

In March 2005, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction. In connection with this transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million of automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable

Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded interest-only strip for this transaction was $2.3 million, and the fair value of this interest-only strip at December 31, 2005, was $1.4 million.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). During 2005, Hann made transfers to the QSPE of beneficial interests in $5.7 million in automobile leases and related vehicles. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of the associated interest-only strip at December 31, 2005, was $0.4 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded interest-only strip for this transaction was $12.0 million, and the fair value of this interest-only strip at December 31, 2005 was $1.3 million.

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

The fair value of this interest-only strip at December 31, 2005, was $0.9 million.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2005, the total residual value of the vehicles in the portfolio for this transaction was $29.1 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2005, was $3.5 million.

Sale-leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”).

The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $94.9 million at December 31, 2005. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2005, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $45.6 million.

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

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related vehicles. The Lessee has agreed that, if the aggregate net proceeds of such sale are less than the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (i) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (ii) $38 million. If the leases and related vehicles were to be worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38 million. The Servicing Agreement with Auto Lenders does not apply to the sale-leaseback transaction.

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

Servicing Fees under the Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the lease securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value. Hann has not recorded servicing assets nor liabilities with regard to those transactions, because its expected servicing costs are approximately equal to its expected servicing income.

The parent company acts as servicer for securitized HELOCs and has recorded a servicing asset of $1.3 million based on the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Overall however, we enter into securitization transactions primarily to achieve low-cost funding for the growth of our loan and lease portfolio and to manage capital, and not primarily to maximize our ongoing servicing fee revenue. In the future, in regard to lease securitizations, if servicing costs were to exceed servicing income, we would record the present value of that liability as an expense.

Our policy regarding the impairment of HELOC servicing assets is to evaluate the assets based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Financings as of December 31, 2005.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at December 31, 2005, was $3.5 million.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123(R). The guidance in this FSP was effective November 10, 2005. An entity that adopts FAS No. 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. An entity that elects the transition method described in this FSP is not required to justify the preferability of its election. Susquehanna is evaluating its options at this time.

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, for all investments in an unrealized loss position, specific disclosures are required. The guidance in this FSP was effective for periods beginning after December 15, 2005, with earlier application permitted. The required disclosures relating to this FSP are presented in Note 4 of the Consolidated Financial Statements.

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140.” This FSP stipulates that (a) unexpected subsequent events outside the control of the transferor, such as prepayments of assets of the QSPE, that were not contemplated when the beneficial interests of the QSPE were issued will not harm the qualified status of the QSPE and (b) purchases of previously issued beneficial interests by a transferor from outside parties that are held temporarily and are classified as trading securities will not be considered when determining whether the requirements of paragraphs 40(b) and 40(c) are met. The guidance in this FSP was effective November 9, 2005 and has not had an effect on Susquehanna’s results of operations or financial condition.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in FAS No. 123(R). The FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R) and is not expected to have an effect on Susquehanna’s results of operations or financial condition.

In August 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to FAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of FAS No. 123(R) throughout the life of the instruments, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. The guidance in the FSP shall be applied upon initial adoption of FAS No. 123(R) and is not expected to have an effect on Susquehanna’s results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3.” Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition Statement No. 154 requires that a change in method of depreciation, amortization, or depletion, for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in reporting entity, and the correction of an error. Statement No. 154 also carries forward the provisions of Statement No. 3 that govern reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. Adoption of this statement has not had an effect on Susquehanna’s results of operations or financial condition.

In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies delays the effective date of FAS No. 124 (revised 2004), “Share-Based Payment” (FAS 123(R).) Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that began after June 15, 2005. For most public companies the delay eliminated the comparability issues that would have arisen from adopting FAS No. 123(R) in the middle of a fiscal year as originally required. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Susquehanna will adopt this FAS on January 1, 2006, and select the Modified Prospective Application as its transition method. It is estimated that adoption of Statement 123(R) will reduce Susquehanna’s net income by approximately $0.2 million in 2006.

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” The FSP gives guidance to a reporting enterprise on determining whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE. For entities to which Interpretation 46(R) has been applied, the FSP was to be applied in the first reporting period beginning after March 3, 2005. Application of this FSP has not had a material effect on Susquehanna’s results of operations or financial condition.

In December 2004, The Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by FAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with its provisions to be applied prospectively. Adoption of this Statement has not had a material effect on Susquehanna’s results of operations or financial condition.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP was effective for the first interim or annual period beginning after June 14, 2004. Adoption of the FSP had an immaterial effect on Susquehanna’s results of operations and financial condition.

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

Summary of 2004 Compared to 2003

Results of Operations

Net income for the year ended December 31, 2004 was $70.2 million, an increase of $7.8 million, or 12.5%, over 2003 net income of $62.4 million. Net interest income increased to $214.0 million for 2004, from $187.0 million in 2003. Our earnings performance continued to be enhanced by improvements in non-interest income, which, during the year 2004, equaled 35% of total revenues and increased $12.8 million over 2003. Non-interest expenses increased 15.6%, to $219.0 million for 2004, from $189.4 million for 2003.

Additional information is as follows:

	Twelve Months Ended December 31,
	2004	2003
Diluted Earnings per Share	$1.60	$1.56
Return on Average Assets	1.04%	1.09%
Return on Average Equity	10.73%	11.58%
Return on Average Tangible Equity(1)	14.36%	13.16%
Efficiency Ratio	66.15%	65.09%
Efficiency Ratio excluding Hann(1)	61.09%	62.25%

(1) Supplemental Reporting of Non-GAAP-based Financial Measures

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

The increase in our net interest income in 2004, as compared to 2003, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot. In addition, since we are an asset-sensitive institution, where assets reprice more quickly than liabilities, we experienced modest improvements in our net interest margin in the third and fourth quarters of 2004, due to increases in interest rates. These improvements, however, were not enough to significantly offset the decline experienced in the first half of 2004, and consequently, our net interest margin for 2004 decreased five basis points, to 3.60%, from 3.65% for 2003.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $10.0 million for 2004 and $10.2 million in 2003. This $0.2 million decrease in the provision was the result of the continuing strength of our asset quality as evidenced by the decrease in total non-performing assets as a percentage of period-end loans and leases plus other real estate owned, from 0.65% at December 31, 2003, to 0.41% at December 31, 2004 The allowance for loan and lease losses at December 31, 2004 was 1.03% of period-end loans and leases, or $54.1 million, compared with 1.00% or $42.7 million at December 31, 2003.

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

Potential problem loans consisted of loans that were performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. Such loans totaled $30.1 million at December 31, 2004, and $22.5 million at December 31, 2003. We did not consider this increase to be indicative of any particular trends, as changes to risk ratings occur in the normal course of business.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 35%, 35% and 33% for 2004, 2003, and 2002, respectively.

Noninterest income increased $12.8 million, or 12.6%, in 2004, over 2003. This net increase was composed primarily of the following:

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

Service charges on deposit accounts. The 10.7% increase in service charges on deposit accounts was directly related to the acquisition of Patriot and to the increase in demand deposits, from $724.5 million at December 31, 2003, to $853.4 million at December 31, 2004.

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

Income from bank-owned life insurance. The 30.8% increase in income from bank-owned life insurance for 2004 was be attributed to the purchase of $50.0 million of life insurance in the third quarter of 2003, $4.9 million in the first quarter of 2004, and $25.0 million in the third quarter of 2004. In addition, we acquired $19.0 million of bank-owned life insurance through the Patriot acquisition.

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

Charges for occupancy increased $1.9 million, or 13.8%, in 2004, from 2003. The increase was attributed to the Patriot acquisition and general increases in the costs of doing business, predominantly in the categories of rent expense and real estate taxes.

Vehicle delivery and preparation expense for 2004 increased $3.0 million over the prior year’s expense due to an increase in the number of vehicles that were turned in at the end of the lease and needed to be prepared for sale, as opposed to being purchased by the lessee. We believed that the increase in the number of vehicles that were turned in at the end of the lease was caused by new-car manufacturers continuing to offer attractive financing incentives.

All other expenses increased $9.7 million, net. The inclusion of Patriot operations since June 10, 2004, contributed to a general increase in all expense categories. In addition, we incurred expenses relating to our branding initiative of $1.3 million and expenses relating to our bank realignment project of $0.6 million.

Income Taxes

Our effective tax rates for 2004 and 2003 were 29.5% and 30.0%, respectively. The reduction in the effective tax rate for 2004 was primarily related to increased tax-advantaged income as a result of the Patriot acquisition and additional purchases of bank-owned life insurance.

Financial Condition

Summary

Total assets at December 31, 2004 were $7.5 billion, an increase of 25.6%, as compared to total assets of $6.0 billion at December 31, 2003. Loans and leases increased to $5.3 billion at December 31, 2004, from $4.3 billion at December 31, 2003; while deposits increased to $5.1 billion, from $4.1 billion during the same time period. Equity capital was $751.7 million at December 31, 2004, or $16.13 per share, compared to $547.4 million, or $13.73 per share, at December 31, 2003.

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

Investment Securities

Securities identified as “held-to-maturity” continued to be carried at their amortized cost. Securities identified as “available-for-sale” were reported at their market or “fair” value, and the difference between that value and their amortized cost was recorded in the equity section, net of taxes, as a component of other comprehensive income. As a result, our total equity was negatively impacted by $0.1 million as the unrealized losses, net of taxes, on available-for-sale securities increased slightly, from a loss of $2.2 million at December 31, 2003, to a loss of $2.3 million at December 31, 2004. This increased loss was due to the interest-rate environment.

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

Loans and Leases

Loans and leases increased $989.7 million, from December 31, 2003, to December 31, 2004. Of this increase, Patriot accounted for $651.5 million, resulting in internal core growth of $338.2 million. In general, we believed that the internal growth that occurred in our loan portfolio in 2004 was accomplished through our sales and marketing efforts.

In general, the composition of our loan portfolio, by percentage of total loans, remained relatively unchanged from December 31, 2003, to December 31, 2004. The greatest percentage changes were between real estate construction loans, which increased by 1.2% of total loans and leases, and consumer loans, which decreased by 1.2% of total loans and leases.

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

Substantially all of our loans and leases were to enterprises and individuals in our market area. There was no concentration of loans to borrowers in any one industry, or related industries, which exceeded 10% of total loans.

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

Deposits

Total deposits increased $996.2 million, from December 31, 2003 to December 31, 2004. Of this increase, Patriot accounted for $648.8 million. Also, in the third and fourth quarters of 2004, as part of our realignment project, we sold branch deposits totaling approximately $44.2 million. The net result of these transactions was an increase in total deposits of $391.6 million. Of this net increase, $169.3 million was in brokered certificates of deposit, which were utilized as an alternative funding source to support the increase in our loan portfolio. We believed that the remainder of the net increase was a direct result of the continuing success of our bank subsidiaries in carrying out our retail and corporate sales initiatives.

Short-term Borrowings

Short-term borrowings, which included securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $65.3 million, or 18.4%, from December 31, 2003 to December 31, 2004. The greatest increase within this category occurred in Federal funds purchased, which increased from $55.3 million at December 31, 2003, to $108.6 million at December 31, 2004.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings increased $137.4 million and long-term debt increased $93.3 million from December 31, 2003, to December 31, 2004. Of the increase in FHLB borrowings, the fair value of debt assumed through the Patriot acquisition accounted for $275.6 million, resulting in a net decrease of $138.2 million. The net increase in long-term debt was the result of the fair value of junior subordinated debentures, $23.6 million, assumed through the Patriot acquisition, the issuance of $75.0 million in subordinated notes in May 2004, and the repayment of a subsidiary’s $5.0 million term note in July 2004.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2005	2004
	(in thousands, except share data)
Assets
Cash and due from banks	$196,557	$160,574
Short-term investments:
Restricted	26,336	27,190
Unrestricted	69,948	31,544

Total short-term investments	96,284	58,734

Securities available for sale	1,147,862	1,240,945
Securities held to maturity (fair values approximate $6,399 and $4,469)	6,399	4,469
Loans and leases, net of unearned income	5,218,659	5,253,008
Less: Allowance for loan and lease losses	53,714	54,093

Net loans and leases	5,164,945	5,198,915

Premises and equipment, net	88,058	83,606
Foreclosed assets	2,620	1,340
Accrued income receivable	24,223	21,661
Bank-owned life insurance	257,289	249,691
Goodwill	242,718	240,632
Intangible assets with finite lives	11,574	11,960
Investment in and receivables from unconsolidated entities	104,069	68,384
Other assets	123,409	134,162

	$7,466,007	$7,475,073

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$918,854	$853,411
Interest-bearing	4,390,333	4,277,271

Total deposits	5,309,187	5,130,682
Short-term borrowings	307,523	420,868
FHLB borrowings	668,666	751,220
Long-term debt	150,000	200,000
Junior subordinated debentures	22,777	23,277
Accrued interest, taxes, and expenses payable	49,836	41,255
Deferred taxes	131,789	114,050
Other liabilities	45,759	42,027

Total liabilities	6,685,537	6,723,379

Commitments and contingencies (Notes 12 and 13)

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,853,193 at December 31, 2005 and 46,592,930 at December 31, 2004	93,706	93,186
Additional paid-in capital	231,085	226,384
Retained earnings	471,290	435,159
Accumulated other comprehensive loss, net of taxes of $(8,406) and $(1,634)	(15,611)	(3,035)

Total shareholders’ equity	780,470	751,694

	$7,466,007	$7,475,073

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2005	2004	2003
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$339,960	$276,864	$245,980
Securities:
Taxable	41,400	40,383	36,793
Tax-exempt	1,205	1,566	1,441
Dividends	2,666	2,131	1,101
Short-term investments	1,789	815	705

Total interest income	387,020	321,759	286,020

Interest Expense:
Deposits:
Interest-bearing demand	28,866	16,802	9,473
Savings	2,318	2,115	1,999
Time	64,979	49,485	51,419
Short-term borrowings	9,727	4,260	3,583
FHLB borrowings	28,634	22,529	22,420
Long-term debt	10,251	12,550	10,120

Total interest expense	144,775	107,741	99,014

Net interest income	242,245	214,018	187,006
Provision for loan and lease losses	12,335	10,020	10,222

Net interest income, after provision for loan and lease losses	229,910	203,998	176,784

Noninterest Income:
Service charges on deposit accounts	21,442	21,913	19,798
Vehicle origination, servicing, and securitization fees	15,616	19,783	26,132
Asset management fees	17,882	14,411	10,274
Income from fiduciary-related activities	5,911	6,232	5,783
Commissions on brokerage, life insurance, and annuity sales	4,447	4,012	2,059
Commissions on property and casualty insurance sales	11,142	9,191	8,354
Income from bank-owned life insurance	9,105	9,105	6,963
Net gain on sale of loans and leases	14,966	9,645	9,700
Net gain on sale of bank branches	5,194	3,209	0
Net gain on securities	4,188	4,683	2,110
Other	15,185	12,406	10,577

Total noninterest income	125,078	114,590	101,750

Noninterest Expenses:
Salaries and employee benefits	114,197	106,127	91,151
Occupancy	18,853	15,718	13,813
Furniture and equipment	10,110	9,059	8,712
Amortization of intangible assets	1,520	1,124	626
Vehicle residual value	9,986	5,721	6,486
Vehicle delivery and preparation	11,090	14,430	11,463
Other	76,794	66,863	57,179

Total noninterest expenses	242,550	219,042	189,430

Income before income taxes	112,438	99,546	89,104
Provision for income taxes	32,875	29,366	26,731

Net Income	$79,563	$70,180	$62,373

Earnings per share:
Basic	$1.70	$1.61	$1.57
Diluted	$1.70	$1.60	$1.56
Cash dividends	$0.93	$0.89	$0.86
Average shares outstanding:
Basic	46,711	43,585	39,742
Diluted	46,919	43,872	40,037

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2005	2004	2003
	( in thousands)
Cash Flows from Operating Activities:
Net income	$79,563	$70,180	$62,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	18,671	19,196	24,072
Provision for loan and lease losses	12,335	10,020	10,222
Realized gain on sales of available-for-sale securities, net	(4,188)	(4,683)	(2,110)
Deferred income taxes	24,513	21,949	20,823
Gain on sale of loans and leases	(14,966)	(9,645)	(9,700)
Gain on sale of other real estate owned	(210)	(443)	(252)
Mortgage loans originated for sale	(132,253)	(119,800)	(189,584)
Proceeds from sale of mortgage loans originated for sale	135,595	125,511	200,234
Leases originated for sale, net of payments received	(334,371)	(274,909)	(259,105)
Proceeds from sale of leases acquired/originated for sale	323,568	227,671	130,069
Increase in cash surrender value of bank-owned life insurance	(9,105)	(9,105)	(6,963)
Net gain on sale of branch offices	(5,194)	(3,209)	0
Contribution to defined benefit pension plan	(6,000)	(8,000)	(3,500)
(Increase) decrease in accrued interest receivable	(2,562)	(4,167)	3,085
Increase (decrease) in accrued interest payable	2,224	2,840	(4,076)
Increase (decrease) in accrued expenses and taxes payable	6,357	15,062	(448)
Other, net	(30,503)	(31,887)	(8,935)

Net cash provided by (used in) operating activities	63,474	26,581	(33,795)

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	854	17,627	(14,206)
Activity in available-for-sale securities:
Sales	182,152	270,669	122,730
Maturities, repayments and calls	251,681	468,697	854,670
Purchases	(366,521)	(689,126)	(872,453)
Net proceeds from sale of loans in banks’ portfolios	239,071	0	0
Net increase in loans and leases	(196,200)	(305,828)	(320,146)
Cash flows received on retained interests	16,498	6,008	4,134
Purchase of bank-owned life insurance	0	(29,900)	(50,000)
Acquisitions, net of cash acquired	(3,412)	(38,105)	0
Additions to premises and equipment	(13,195)	(16,444)	(9,940)

Net cash provided by (used in) investing activities	110,928	(316,402)	(285,211)

Cash Flows from Financing Activities:
Net increase in deposits	238,999	391,658	303,152
Sale of branch deposits, net of premium received	(54,904)	(41,031)	0
Net (decrease) increase in short-term borrowings	(113,345)	65,315	57,525
Net (decrease) increase in FHLB borrowings	(82,554)	(180,624)	70,684
Repayment of long-term debt	(50,000)	(5,000)	(50,000)
Proceeds from issuance of long-term debt	0	74,356	0
Proceeds from issuance of common stock	5,221	5,351	3,852
Cash dividends paid	(43,432)	(38,471)	(34,167)

Net cash (used in) provided by financing activities	(100,015)	271,554	351,046

Net change in cash and cash equivalents	74,387	(18,267)	32,040
Cash and cash equivalents at January 1	192,118	210,385	178,345

Cash and cash equivalents at December 31	$266,505	$192,118	$210,385

Cash and cash equivalents:
Cash and due from banks	$196,557	$160,574	$176,240
Unrestricted short-term investments	69,948	31,544	34,145

Cash and cash equivalents at December 31	$266,505	$192,118	$210,385

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$142,551	$104,901	$103,090
Income tax payments (refunds)	$4,093	$(3,287)	$(9,112)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$4,972	$1,711	$3,394
Interests retained in securitization	$48,466	$19,027	$9,043

Acquisition of Patriot Bank Corp.
Common stock issued	$0	$168,232	$0
Fair value of assets acquired (noncash)	$0	$1,143,006	$0
Liabilities assumed	$0	$999,753	$0

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004, and 2003	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$533,855
Comprehensive income:
Net income				62,373		62,373
Change in unrealized gain on securities available for sale, net of taxes of $(7,903) and reclassification adjustment of $2,110					(14,678)	(14,678)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $(2,075)					(3,853)	(3,853)

Total comprehensive income						43,842

Common stock issued under employee benefit plans (including related tax benefit of $709)	222,870	446	3,406			3,852
Cash dividends declared ($0.86 per share)				(34,167)		(34,167)

Balance, December 31, 2003	39,861,317	79,723	66,264	403,450	(2,055)	547,382

Comprehensive income:
Net income				70,180		70,180
Change in unrealized gain on securities available for sale, net of taxes of $(81) and reclassification adjustment of $3,044					(151)	(151)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $(426)					(829)	(829)

Total comprehensive income						69,200

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (including related tax benefit of $1,035)	329,539	659	4,692			5,351
Cash dividends declared ($0.89 per share)				(38,471)		(38,471)

Balance, December 31, 2004	46,592,930	93,186	226,384	435,159	(3,035)	751,694

Comprehensive income:
Net income				79,563		79,563
Change in unrealized loss on securities available for sale, net of taxes of $(8,227) and reclassification adjustment of $2,722					(15,279)	(15,279)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $539 and reclassification adjustments					1,003	1,003
Unrealized gain on cash flow hedges, net of taxes of $915					1,700	1,700

Total comprehensive income						66,987

Common stock issued under contingent earnings agreement	21,012	42	426			468
Common stock issued under employee benefit plans (including related tax benefit of $647)	239,251	478	4,275			4,753
Cash dividends declared ($0.93 per share)				(43,432)		(43,432)

Balance, December 31, 2005	46,853,193	$93,706	$231,085	$471,290	$(15,611)	$780,470

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Patriot Bank and subsidiaries, Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (dissolved in December 2005), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”) as of and for the years ended December 31, 2005, 2004, and 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. Susquehanna is a financial holding company that operates three commercial banks with an aggregate of 153 branches and non-bank subsidiaries that provide, among others, leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and recorded interests in securitized assets.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, commercial paper, and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the consolidated statements of financial condition. The book value of securities pledged to secure the repurchase agreements remains in the securities portfolio.

Securities. Susquehanna classifies debt and equity securities as either “held-to-maturity” or “available-for-sale.” Susquehanna does not have any securities classified as “trading” at December 31, 2005 or 2004. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

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

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are grouped in homogeneous pools based on severity of risk. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans, are collectively evaluated for impairment. Non-accrual commercial loans greater than $250 are evaluated for impairment on an individual basis. An insignificant delay or shortfall in the amounts of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Off-Balance Sheet Credit Related Financial Instruments. In the ordinary course of business, Susquehanna has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments. For asset/liability management purposes, Susquehanna uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

Susquehanna utilizes interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt and forecasted auto lease securitizations. The derivatives were designated as cash flow hedges and the effective potion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective potion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship at least quarterly by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Susquehanna does not use derivatives for trading or speculative purposes.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value, or fair value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or ten to twenty years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in operations.

In accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Susquehanna, (2), the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Susquehanna does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and Other Intangible Assets. Susquehanna follows FAS No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized on a straight-line basis over their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with FAS No. 142.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

During the first quarter of 2002, Susquehanna completed the transitional impairment test of goodwill. In all instances, estimated fair values exceeded book values; and therefore, no write-down of goodwill was required as of January 1, 2002. In addition, Susquehanna performed its annual impairment testing required by FAS No. 142 in each subsequent year. As of December 31, 2005, 2004, and 2003, no impairment loss was required to be recognized.

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

Comprehensive Income. Susquehanna reports comprehensive income in accordance with FAS No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/ (losses) included in net income of $2,722; $3,044; and $2,110 for the years ended December 31, 2005, 2004, and 2003, respectively.

Asset Securitizations. Susquehanna uses the securitization of financial assets as a source of funding and for capital management. Hann and the banking subsidiaries sell beneficial interests in automobile leases and related vehicles and home equity loans to wholly owned, qualified special purpose entities (each a “QSPE”). These transactions are accounted for as sales under the guidelines of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125),” and a net gain or loss is recognized at the time of the initial sale.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Each QSPE retains the right to receive excess cash flows from the sold portfolio. Under FAS No. 140, Susquehanna is required to recognize a receivable representing the present value of the anticipated excess cash flows at the time of sale. This recorded receivable is subordinate to the rights of each of the QSPE’s creditors. The value of these recorded receivables is subject to credit, prepayment, and interest rate risk.

For more details on Susquehanna’s securitization activities, see Note 19 to these consolidated financial statements.

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

Servicing Fees under Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales. Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the lease securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value. Hann has not recorded servicing assets nor liabilities with regard to those transactions, because its expected servicing costs are approximately equal to its expected servicing income.

The parent company acts as servicer for securitized HELOCs and has recorded a servicing asset based on the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Overall however, Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolio and to manage capital, and not primarily to maximize its ongoing servicing fee revenue. In the future, in regard to lease securitizations, if servicing costs were to exceed servicing income, Susquehanna would record the present value of that liability as an expense.

Our policy regarding the impairment of HELOC servicing assets is to evaluate the assets based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

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

Pursuant to the disclosure requirements of FAS No. 123, “Accounting for Stock Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” pro forma net income and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Years Ended December 31,
	2005	2004	2003
Net income, as reported	$79,563	$70,180	$62,373
Less: pro forma expense related to options granted, net of tax benefit	(2,063)	(941)	(788)

Pro forma net income	$77,500	$69,239	$61,585

Basic earnings per share:
As reported	$1.70	$1.61	$1.57
Pro forma	$1.66	$1.59	$1.55
Diluted earnings per share:
As reported	$1.70	$1.60	$1.56
Pro forma	$1.65	$1.58	$1.54

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted:

	2005	2004	2003
Dividend yield	3.8%	3.6%	3.6%
Expected volatility	20.6%	21.4%	22.5%
Risk-free interest rate	4.38%	3.6%	3.1%
Expected life (in years)	7.0	7.0	7.0
Weighted-average fair value of options at the date of grant	$4.35	$4.38	$3.86

For additional details on Susquehanna’s stock-based compensation plan, see Note 15 to the consolidated financial statements.

Variable Interest Entities (VIE). In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. As of December 31, 2005, we have a variable interest in the Lessor in a sale-leaseback transaction.

In December 2000, Hann sold and contributed the beneficial interest in $190,000 of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $94,934 at December 31, 2005. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43,000 of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2005, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $45,645. The Lessor is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required.

Under the sale-leaseback transaction discussed above, the transaction documents contain several requirements, obligations, liabilities, provisions, and consequences that become applicable upon the occurrence of an “Early Amortization Event.” After an Early Amortization Event, the Lessee can no longer make substitutions under the Master Lease Agreement, which means that the sales proceeds from the sold vehicles following termination of the related auto leases may not be used to purchase replacement vehicles and leases. Instead, the sales proceeds and other amounts are used to make termination and other related payments under the Master Lease Agreement, which would reduce the income the Lessee is expected to earn over the term of the Master Lease Agreement. These termination and other related payments are amounts sufficient to permit the Lessor (1) to repay its outstanding debt, including any necessary makewhole amounts, (2) return to the Lessor’s equity investors their invested capital, and (3) compensate the Lessor’s equity investors for their early return of cash and their loss of tax benefits. Any termination with respect to particular vehicles would relieve the Lessee from the obligation to pay rent with respect to that vehicle. Makewhole amounts would be necessary only if the level of interest rates were lower at the time of the termination payment than the level of interest at the commencement of the transaction. In addition, if the Lessee were unable to substitute new vehicles for terminated vehicles, we would be entitled to take depreciation deductions for tax purposes on the vehicles that were not substituted. We believe that the likelihood of occurrence of any Early Amortization Event is remote. The precise amount of these termination and other related payments is subject to a great deal of variability and depends significantly on future interest rates, the sales proceeds for the respective vehicles, the termination dates at which consumer leases terminate, and the length of the remaining term of the Master Lease Agreement at the time of the Early Amortization Event. It is virtually impossible to calculate the amount of these termination payments. Even if an Early Amortization Event were to occur, Susquehanna would expect that the present value of these payments would not exceed the present value of the rent avoided and tax benefits gained by a material amount. An Early Amortization Event includes the failure of the sold and pledged portfolios to meet certain performance tests or the failure of Susquehanna to continue to maintain its investment-grade senior unsecured long-term debt ratings. In addition, if Susquehanna fails to maintain its investment-grade senior unsecured long-term debt ratings, then Susquehanna must obtain a $35,111 letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure its obligations.

At the end of the lease term under the Master Lease Agreement, the Lessee has agreed to act as a remarketing agent for the Lessor if the Lessor decides to sell the beneficial interest in the leases and related

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

vehicles. The Lessee has agreed that, if the aggregate net proceeds of such sale are less than the Lease End Value of the beneficial interest in the leases and related vehicles at that time, the Lessee will pay to the Lessor the excess, if any, of the Lease End Value over the aggregate net proceeds of such sale. “Lease End Value” is the lower of (i) the aggregate wholesale “clean” value of the vehicles (as shown in the Black Book Official Used Car Market Guide Monthly) or (ii) $38,000. If the leases and related vehicles were to be worthless at such time, the maximum exposure to Susquehanna and its subsidiaries under these provisions would be $38,000. The Servicing Agreement with Auto Lenders does not apply to the sale-leaseback transaction.

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

Recent Accounting Pronouncements.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in- capital pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123(R). The guidance in this FSP was effective November 10, 2005. An entity that adopts FAS No. 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. An entity that elects the transition method described in this FSP is not required to justify the preferability of its election. Susquehanna is evaluating its options at this time.

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, for all investments in an unrealized loss position, specific disclosures are required. The guidance in this FSP was effective for periods beginning after December 15, 2005, with earlier application permitted. The required disclosures relating to this FSP are presented in Footnote 4.

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140.” This FSP stipulates that (a) unexpected subsequent events outside the control of the transferor, such as prepayments of assets of the QSPE, that were not contemplated when the beneficial interests of the QSPE were issued will not harm the qualified status of the QSPE and (b) purchases of previously issued beneficial interests by a transferor from outside parties that are held temporarily and are classified as trading securities will not be considered when determining whether the requirements of paragraphs 40(b) and 40(c) are met. The guidance in this FSP was effective November 9, 2005 and has not had an effect on Susquehanna’s results of operations or financial condition.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in FAS No. 123(R). The FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R) and is not expected to have an effect on Susquehanna’s results of operations or financial condition.

In August 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to FAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of FAS No. 123(R) throughout the life of the instruments, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. The guidance in the FSP shall be applied upon initial adoption of FAS No. 123(R) and is not expected to have an effect on Susquehanna’s results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3.” Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition Statement No. 154 requires that a change in method of depreciation, amortization, or depletion, for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in reporting entity, and the correction of an error. Statement No. 154 also carries forward the provisions of Statement No. 3 that govern reporting accounting changes in interim financial statements. Statement No. 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. Adoption of this statement has not had an effect on Susquehanna’s results of operations or financial condition.

In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies delays the effective date of FAS No. 124 (revised 2004), “Share-Based Payment” (FAS 123(R).) Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that began after June 15, 2005. For most public companies the delay eliminated the comparability issues that would have arisen from adopting FAS No. 123(R) in the middle of a fiscal year as originally required. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Susquehanna will adopt this FAS on January 1, 2006, and select the Modified

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Prospective Application as its transition method. It is estimated that adoption of Statement 123(R) will reduce Susquehanna’s net income by approximately $234 in 2006.

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” The FSP gives guidance to a reporting enterprise on determining whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE. For entities to which Interpretation 46(R) has been applied, the FSP was to be applied in the first reporting period beginning after March 3, 2005. Application of this FSP has not had a material effect on Susquehanna’s results of operations or financial condition.

In December 2004, The Financial Accounting Standards Board issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by FAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with its provisions to be applied prospectively. Adoption of this Statement has not had a material effect on Susquehanna’s financial condition or results of operations.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effect of the Medicare Prescription Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP was effective for the first interim or annual period beginning after June 14, 2004. Adoption of the FSP had an immaterial effect on Susquehanna’s financial condition or results of operations.

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

2. Acquisitions

Minotola National Bank

On November 14, 2005, Susquehanna announced the signing of a definitive merger agreement pursuant to which Susquehanna will acquire Minotola National Bank in a stock and cash transaction valued at approximately $165,000. The acquisition of Minotola, with total assets of $623,000 and fourteen branch locations, provides Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Under the terms of the merger agreement, for each share of Minotola stock held, a Minotola shareholder may elect to receive either three thousand, two hundred twenty-six dollars in cash, one hundred thirty-four common shares of Susquehanna, or a combination thereof such that 30 percent of the Minotola shares would be exchanged for cash, and 70 percent would be exchanged for Susquehanna common stock. It is anticipated that the transaction will be completed by April 30, 2006, pending regulatory approvals.

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

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1,000,000, and the holding company for Patriot Bank. The results of Patriot’s operations have been included in the consolidated financial statements since that date. Concurrent with the closing, Susquehanna merged Patriot Bank into Equity Bank, a wholly owned Susquehanna subsidiary. The combined bank is now known as Susquehanna Patriot Bank.

Under the terms of the merger, each share of Patriot common stock was exchanged for 1.143 shares of Susquehanna common stock, $30.00 in cash, or a combination thereof, resulting in the issuance of 6,402 shares of Susquehanna common stock and a cash payment of $42,513. The total purchase price was $208,966. The value of the common shares issued was determined on the market price of Susquehanna common shares at the close of business immediately prior to the announcement.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

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

Presented below is certain unaudited pro forma information for the year ended December 31, 2004, as if Patriot had been acquired on January 1, 2004. These results combine the historical results of Patriot, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	For the Year Ended December 31,
	2005 Actual	2004
Net income	$79,563	$61,957
Basic EPS	$1.70	$1.34
Diluted EPS	$1.70	$1.33

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2005 and 2004, were as follows:

	2005		2004
	Book Value	Rates	Book Value	Rates

Interest-bearing deposits in other banks	$33,318	2.52%	$30,920	1.79%
Money market funds	58,489	3.36	23,580	1.40
Commercial paper purchased	4,477	4.20	4,234	2.43

Total	$96,284		$58,734

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2005 and 2004, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005
Available-for-Sale:
U.S. Government agencies	$405,098	$33	$6,092	$399,039
Obligations of states and political subdivisions	11,803	35	67	11,771
Mortgage-backed securities	623,347	138	20,921	602,564
Other debt securities	64,262	78	201	64,139
Equity securities	70,338	332	321	70,349

	1,174,848	616	27,602	1,147,862
Held-to-Maturity:
State and municipal	6,399	0	0	6,399

Total investment securities	$1,181,247	$616	$27,602	$1,154,261

At December 31, 2004
Available-for-Sale:
U.S. Government agencies	$263,835	$289	$1,784	$262,340
Obligations of states and political subdivisions	37,050	1,175	6	38,219
Mortgage-backed securities	872,324	5,316	9,374	868,266
Other debt securities	7,376	3	14	7,365
Equity securities	63,840	1,024	109	64,755

	1,244,425	7,807	11,287	1,240,945
Held-to-Maturity:
State and municipal	4,469	0	0	4,469

Total investment securities	$1,248,894	$7,807	$11,287	$1,245,414

At December 31, 2005 and 2004, investment securities with carrying values of $825,780 and $900,312 respectively, were pledged to secure public funds and for other purposes as required by law.

There were no investment securities whose ratings were less than investment grade at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The amortized cost and fair value of U.S. Treasury, U.S. Government agencies, obligations of states and political subdivisions, corporate debt securities, and mortgage-backed securities, at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Within one year	$31,609	$31,545
After one year but within five years	608,279	595,410
After five years but within ten years	220,096	211,812
After ten years	244,526	238,746

	1,104,510	1,077,513

Securities Held-to-Maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	6,399	6,399

	6,399	6,399

Total debt securities	$1,110,909	$1,083,912

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2005
Gross gains	$5,097	$0
Gross losses	909	0

Net gains	$4,188	$0

For the year ended December 31, 2004
Gross gains	$5,344	$0
Gross losses	661	0

Net gains	$4,683	$0

For the year ended December 31, 2003
Gross gains	$3,987	$0
Gross losses	1,877	0

Net gains	$2,110	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The following table presents our investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	Less than 12 Months		12 Months or More		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$128,265	$1,415	$179,204	$4,677	$307,469	$6,092
States and political subdivisions	7,982	67	50	0	8,032	67
Mortgage-backed securities	177,423	3,879	404,796	17,042	582,219	20,921
Other debt securities	23,266	146	1,945	55	25,211	201
Equity securities	951	66	12,574	255	13,525	321

Total	$337,887	$5,573	$598,569	$22,029	$936,456	$27,602

	Less than 12 Months		12 Months or More		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$196,864	$1,784	$0	$0	$196,864	$1,784
States and political subdivisions	1,315	4	232	2	1,547	6
Mortgage-backed securities	450,343	4,956	178,760	4,418	629,103	9,374
Other debt securities	1,986	14	0	0	1,986	14
Equity securities	7,316	109	0	0	7,316	109

Total	$657,824	$6,867	$178,992	$4,420	$836,816	$11,287

Management does not believe any individual unrealized loss as of December 31, 2005, represents a material other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and mortgage-backed securities relate primarily to securities issued by Federal Home Loan Banks, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are predominantly attributable to changes in interest rates. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

5. Loans and Leases

Loans and leases, net of unearned income of $64,803 and $56,844 at December 31, 2005 and December 31, 2004, respectively, and net of deferred origination costs of $8,641 and $8,596 at December 31, 2005 and 2004, respectively, were as follows:

	2005	2004
Commercial, financial and agricultural	$832,695	$760,106
Real estate - construction	934,601	741,660
Real estate secured - residential	1,355,513	1,611,999
Real estate secured - commercial	1,257,860	1,252,753
Consumer	319,925	351,846
Leases, primarily automobile	518,065	534,644

Total	$5,218,659	$5,253,008

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2005 and 2004, the aggregate balances of overdrawn deposit accounts reclassified as loans were $1,825 and $4,916, respectively.

Net investment in direct financing leases was as follows:

	2005	2004
Minimum lease payments receivable	$321,798	$332,016
Estimated residual value of leases	259,462	260,514
Unearned income under lease contracts	(63,195)	(57,886)

Total leases	$518,065	$534,644

At December 31, 2005 and 2004, leases held for sale totaled $340,572 and $378,386, respectively.

On December 29, 2000, Hann sold $190,000 of operating leases in a sale-leaseback transaction. An additional $45,645, recorded as lease financing receivables, is held by Hann as collateral in the transaction. Under the structure of the sale of the automobile leases, Hann sells the ownership of the automobiles and leases the vehicles back from the investors in a sale-leaseback transaction.

The original term of the leaseback transaction is approximately eight years with an early buyout option on January 14, 2007. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees on the statements of income.

Listed below are Hann’s minimum future lease payments under this arrangement.

2006	$30,035
2007	27,722
2008	30,313
2009	5,869
Subsequent years	0

$93,939

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Management performs quarterly reviews of Susquehanna’s commercial loans greater than $250 to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral- dependent loans are measured for impairment based on the net realizable value of the collateral.

An analysis of impaired loans at December 31, 2005, 2004, and 2003, is presented as follows:

	2005	2004	2003
Impaired loans without a related reserve	$1,731	$3,024	$2,232
Impaired loans with a reserve	2,066	3,687	7,423

Total impaired loans	$3,797	$6,711	$9,655

Reserve for impaired loans	$1,312	$1,194	$1,657
Average balance of impaired loans	$4,450	$7,946	$8,089
Interest income on impaired loans (cash basis)	$159	$104	$54
Interest income that would have been recorded under original terms	$313	$1,094	$757

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2005	2004	2003
Balance - January 1,	$54,093	$42,672	$39,671
Additions through acquisition	0	9,149	0
Provision charged to operating expense	12,335	10,020	10,222
Charge-offs	(18,355)	(10,859)	(10,110)
Recoveries	5,641	3,111	2,889

Net charge-offs	(12,714)	(7,748)	(7,221)

Balance - December 31,	$53,714	$54,093	$42,672

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2005	2004
Land	$12,627	$12,810
Buildings	67,150	66,136
Furniture and equipment	76,733	64,538
Leasehold improvements	17,972	15,437
Land improvements	1,201	1,097

	175,683	160,018
Less: accumulated depreciation and amortization	87,625	76,412

	$88,058	$83,606

Depreciation and amortization expense charged to operations totaled $8,638 in 2005, $7,892 in 2004, and $7,087 in 2003.

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options are available for periods up to 20 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2005, were as follows:

Operating Leases
2006	$7,717
2007	6,650
2008	5,935
2009	5,153
2010	4,426
Subsequent years	34,392

$64,273

Total rent expense charged to operations totaled $7,769 in 2005, $7,201 in 2004, and $5,997 in 2003.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$13,991	$(4,556)	$13,991	$(3,193)
Customer lists	2,219	(185)	1,085	(44)
Favorable lease adjustments	393	(288)	393	(272)

Total	$16,603	$(5,029)	$15,469	$(3,509)

In 2005, $1,326 was recorded as a customer list intangible relating to the Brandywine acquisition and is being amortized over 15 years. In 2004, as a result of the Patriot acquisition, $7,976 was recognized as a core deposit intangible which is being amortized over 10 years. Also, $1,085 was assigned to customer list intangibles and is being amortized over 5 and 10 years.

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2004	$59,123
Goodwill acquired through the Patriot acquisition, deemed to be non-tax deductible	181,509

Goodwill at December 31, 2004	240,632
Goodwill acquired through the Brandywine acquisition, deemed to be tax deductible	1,901
Additional goodwill related to contingent earn-out agreement associated with the Patriot acquisition	185

Goodwill at December 31, 2005	$242,718

The following table sets forth the actual and estimated pre-tax amortization expense of amortizing intangible assets.

Aggregate Amortization Expense for the Year Ended December 31:
2005	$1,520
Estimated Amortization Expense for the Year Ended December 31:
2006	$1,541
2007	1,541
2008	1,541
2009	1,315
2010	1,311

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2005	2004
Noninterest-bearing:
Demand	$918,854	$853,411
Interest-bearing:
Interest-bearing demand	1,774,759	1,765,077
Savings	458,906	559,530
Time	1,381,959	1,366,214
Time of $100 or more	774,709	586,450

Total deposits	$5,309,187	$5,130,682

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted-average interest rates, at December 31, were as follows:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$206,502	2.20%	$307,765	1.52%	$295,512	0.90%
Federal funds purchased	96,200	4.14	108,600	2.35	55,250	1.11
Treasury tax and loan notes	4,821	4.00	4,503	2.00	4,422	0.75

	$307,523		$420,868		$355,184

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Additional information pertaining to securities sold under repurchase agreements follows:

	2005	2004	2003
Average amounts outstanding	$270,154	$301,344	$290,603
Average interest rate	2.25%	1.05%	0.92%
Maximum amount outstanding at any month end	$309,418	$362,514	$368,775

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

December 31,	2005	2004
Due 2005, 2.04% to 2.44%	$0	$240,000
Due 2006, 2.49% to 6.65%	46,976	92,121
Due 2007, 2.44% to 6.20%	60,149	10,165
Due 2008, 3.515% to 5.50%	214,527	152,214
Due 2009, 5.34%	0	3,000
Due 2010, 4.02% to 6.17%	235,474	152,530
Due 2011, 3.25% to 5.33%	61,384	96,687
Due 2012 through 2021, 3.25% to 6.51%	50,156	4,503

	$668,666	$751,220

Susquehanna subsidiary banks are members of the Federal Home Loan Banks of Atlanta, New York, and Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from FHLBs are collateralized by qualifying first mortgages. In addition, all of the subsidiaries’ stock in the FHLBs is pledged as collateral for such debt. Advances available under these agreements are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program, Susquehanna subsidiary banks had lines of credit available to them totaling $1,728,604 and $1,404,436, of which $662,347 and $739,602 was outstanding at December 31, 2005 and 2004, respectively. At December 31, 2005, Susquehanna subsidiaries could have borrowed an additional $656,641 based on qualifying collateral, and $409,616 more could be borrowed provided that additional collateral would have been pledged. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $31,703.

Long-Term Debt (1)

	2005			2004
	Amount	Rate		Amount	Rate
Subordinated notes due February 1, 2005	$0	—%		$50,000	9.00%
Subordinated notes due November 1, 2012	75,000	6.05		75,000	6.05
Subordinated notes due May 2014	75,000	4.75		75,000	4.75
Junior subordinated notes callable 2007	22,777	6.59	(2)	23,277	6.04	(2)

	$172,777			$223,277

(1)	The notes require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of purchase accounting adjustments.

Subordinated Notes due May 2014

On May 3, 2004, Susquehanna completed the private placement of $75,000 aggregate principal amount of 4.75% fixed rate/floating rate subordinated notes due May 1, 2014. Susquehanna used the net proceeds from the offering to fund the cash portion of the Patriot acquisition and the remaining balance to increase its liquidity and

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

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

Junior Subordinated Notes

As part of the Patriot acquisition, Susquehanna assumed $20,500 in junior subordinated debt issued to Patriot Capital Trust I and Patriot Capital Trust II. The aggregate fair value of this debt at the date of acquisition was $23,554. The $15,500 in debentures issued to Patriot Capital Trust I bear interest at 10.30% and are callable on or after July 1, 2007. If these debentures are not called, they must be redeemed upon maturity in 2027. The $5,000 in debentures issued to Patriot Capital Trust II bear interest at the 180-day LIBOR plus 3.70%, and the rate at December 31, 2005 was 7.06%. The debentures are callable on any April 22 or October 22 after April 22, 2007. If these debentures are not called, they must be redeemed upon maturity in 2032.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2005	2004	2003
Current:
Federal	$3,305	$18,370	$1,985
State	4,674	700	2,101

Total current	7,979	19,070	4,086

Deferred:
Federal	28,926	8,413	22,501
State	(4,030)	1,883	144

Total deferred	24,896	10,296	22,645

Total income tax expense	$32,875	$29,366	$26,731

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$39,353	35.00%	$34,841	35.00%	$31,186	35.00%
Tax-advantaged income	(4,560)	(4.06)	(4,737)	(4.76)	(3,990)	(4.48)
Other, net	(1,918)	(1.70)	(738)	(0.74)	(465)	(0.52)

Total	$32,875	29.24%	$29,366	29.50%	$26,731	30.00%

During 2005, Susquehanna instituted a request under a particular state’s voluntary compliance process to establish the right to loss carryforwards. This process was completed with the state in October, 2005. Due to the establishment of loss carryforwards in an additional state, as well as other initiatives undertaken during the fourth quarter of 2005, Susquehanna has assessed that all of the remaining state net operating losses are realizable at December 31, 2005, and the valuation allowance was released.

As of December 31, 2005, Susquehanna had federal net operating loss carryforwards of $108,578 (net of projected 2005 utilization) which begin to expire in 2019, and state net operating loss carryforwards of $367,197 which begin to expire in 2009.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2005	2004
Deferred tax assets:
Reserve for loan losses	$20,295	$16,601
Deferred directors fees	446	532
Deferred compensation	1,526	465
Nonaccrual loan interest	515	730
Amortization of market value purchase adjustments	0	7,496
Federal net operating losses	38,002	73,636
State net operating losses	21,481	17,210
State net operating loss valuation allowance	0	(2,940)
Federal alternative minimum tax credit carryover	7,100	4,868
State alternative minimum tax credit carryover	1,181	486
Federal low-income housing tax credit carryover	3,714	2,803
Charitable contributions carryover	763	0
Post-retirement benefits	1,938	1,674
Unrealized investment securities losses	9,488	1,262
Unrealized (gain) loss on residual interest	(167)	373
Unrealized (gain) loss on cash flow hedges	(915)	0
Other assets	197	81

Total deferred tax assets	105,564	125,277

Deferred tax liabilities:
Prepaid pension expense	(6,217)	(4,722)
Amortization of market value purchase adjustments	(87)	0
Deferred loan costs	(4,959)	(3,457)
FHLB stock dividends	(370)	(372)
Premises and equipment	(2,819)	(3,620)
Operating lease income, net	(142,000)	(149,588)
Deferred gain on sale of leases	(80,640)	(77,494)
Other liabilities	(261)	(74)
Total deferred tax liabilities	(237,353)	(239,327)

Net deferred liability	$(131,789)	$(114,050)

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31, 2005 and 2004, were as follows:

	2005	2004
Standby letters of credit	$143,078	$124,840
Real estate commitments	620,430	644,320
Unused portion of home equity lines	335,791	380,557
Commercial commitments	440,906	416,295

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

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31,2005 and 2004, respectively, on those guarantees were $11,492 and $14,688.

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

On January 21, 2005, Susquehanna merged two of its subsidiary banks, First Susquehanna Bank and Trust and WNB Bank into its Susquehanna Bank PA subsidiary. On April 15, 2005, Susquehanna merged three of its

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

subsidiary banks, Susquehanna Bank, Citizens Bank of Southern Pennsylvania, and First American Bank of Pennsylvania, into its Farmers & Merchants Bank subsidiary, which subsequently changed it name to Susquehanna Bank.

At December 31, 2005	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	10.83	11.75	9.36
Susquehanna Patriot Bank	8.79	11.04	7.25
Susquehanna Bank	9.01	10.99	7.83
Total Susquehanna	8.53%	11.61%	7.77%

(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

At December 31, 2004	Tier I Capital Ratio (A)	Total Capital Ratio (B)	Leverage Ratio (C)
Minimum Required Ratio	4.00%	8.00%	4.00%
Citizens Bank of Southern Pennsylvania	10.86	12.11	7.37
Equity Bank	8.36	10.70	6.66
Susquehanna Bank PA	9.65	10.58	8.41
Farmers & Merchants Bank and Trust	8.40	11.82	6.44
First American Bank of Pennsylvania	10.63	11.39	8.78
First Susquehanna Bank & Trust	10.26	11.04	7.53
Susquehanna Bank	7.46	10.52	6.83
WNB Bank	12.29	13.53	9.60
Total Susquehanna	8.13%	11.30%	7.30%

(A)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B)	Total capital divided by year-end risk-adjusted assets.
(C)	Tier I capital divided by average total assets less disallowed intangible assets.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

15. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory pension plan that covers substantially all full-time employees. In addition, Susquehanna offers life insurance and other benefits to its retirees. A summary of the plans at December 31, is as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Change in Projected Benefit Obligation
Projected Benefit obligation at beginning of year	$66,781	$57,345	$50,466	$5,916	$4,368	$4,469
Service cost (excluding administrative expenses)	3,549	2,896	2,242	354	305	191
Interest cost	3,833	3,556	3,349	348	323	257
Plan participants’ contributions	0	0	0	230	194	206
Change in plan provisions	0	1,821	0	0	0	0
Actuarial (gain) loss	1,137	4,076	3,716	240	1,148	(348)
Benefits paid	(2,621)	(2,913)	(2,428)	(453)	(422)	(407)
Curtailments/settlements	0	0	0	0	0	0

Projected benefit obligation at end of year	$72,679	$66,781	$57,345	$6,635	$5,916	$4,368

Change in Plan Assets
Fair value of plan assets at beginning of year	$63,656	$53,069	$44,521	$0	$0	$0
Actual return on plan assets	3,270	5,522	7,554	0	0	0
Employer contributions	6,120	8,120	3,620	223 *	228 *	201 *
Expenses	0	(142)	(198)	0	0	0
Plan participants’ contributions	0	0	0	230	194	206
Benefits paid	(2,620)	(2,913)	(2,428)	(453)	(422)	(407)

Fair value of plan assets at end of year	$70,426	$63,656	$53,069	$0	$0	$0

* Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Net Amount Recognized
Funded status	$(2,253)	$(3,125)	$(4,276)	$(6,635)	$(5,916)	$(4,368)
Unrecognized net actuarial (gain) loss	15,896	13,426	10,673	441	202	(946)
Unrecognized prior service cost	869	811	(1,065)	172	220	268
Unrecognized transition obligation (asset)	(75)	(142)	(210)	799	912	1,025

Prepaid/(accrued) benefit cost	$14,437	$10,970	$5,122	$(5,223)	$(4,582)	$(4,021)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$16,188	$12,406
Accrued benefit liability	(2,599)	(2,544)
Deferred costs related to plan amendments	848	1,108

Net amount recognized	$14,437	$10,970

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The accumulated benefit obligation for the defined pension benefits plan was $68,756 and $64,575 at December 31, 2005 and 2004, respectively.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$3,548	$2,897	$2,243	$354	$305	$192
Interest cost	3,834	3,556	3,349	348	323	257
Expected return on plan assets	(5,309)	(4,413)	(3,914)	0	0	0
Amortization of prior service cost	(58)	(57)	(235)	48	48	48
Amortization of transition obligation (asset)	(68)	(68)	(68)	113	113	113
Amortization of net actuarial (gain) or loss	706	357	540	0	0	(49)

Net periodic benefit cost	$2,653	$2,272	$1,915	$863	$789	$561

Additional Information

The weighted average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of compensation increase	3.25%	3.25%	3.75%	N/A	N/A	N/A

The weighted average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	9.00%	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.75%	4.50%	N/A	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan’s target asset allocation. The expected return on equities was computed using a valuation methodology, which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan’s assets, the return on the equity investments of the plan historically has exceeded general market returns. Management estimated the rate by which the plan’s assets would perform to the market in the future looking at historical performance and adjusting for changes in the asset allocations.

For the plan year ending December 31, 2006, expected employer contributions to the pension benefit and other benefit plans are $2,821 and $247, respectively; and, for the same year, expected employee contributions are $0 and $224, respectively. The 2006 plan assumptions used to determine net periodic cost will be a discount rate of 5.75% and an expected long-term return on plan assets of 8.50%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality Aa bonds of similar duration. The payment projections used a seventy-five year payout projection.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The investment objective of the pension plan is to maximize total return by emphasizing growth at a reasonable price. The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. In June 2005, the plan sold all of its holdings of Susquehanna Bancshares common stock (66 shares). At December 31, 2004, the plan assets included 64 shares of Susquehanna common stock.

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

The target and actual allocations expressed as a percentage of the plan’s assets are presented as follows:

For the year ended	Target 2006	2005	2004
Equity securities	40-60%	59%	55%
Debt securities	40-60%	41%	45%

Total		100%	100%

The assumed health care trend rates used to determine the benefit obligation for the other benefit plans are as follows:

For the year ended	2005	2004
Health care cost trend rate	8.50%	8.50%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2012	2012

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$19	$(16)
Effect on benefit obligation as of December 31, 2005	$173	$(152)

Estimated aggregate future benefit payments for pension and other benefits, which reflect expected future service, as appropriate, are as follows:

2006	$3,293
2007	3,429
2008	3,458
2009	3,646
2010	3,851
Year 2011-2015	24,918

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan, which are included in salaries and benefits expense, amounted to $2,141 in 2005, $1,937 in 2004, and $1,606 in 2003.

Stock-based Compensation

Susquehanna offers an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Susquehanna common stock up to 5% of their salary at a discount to the market price, through payroll deductions.

On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. (“Cardinal”), a Pennsylvania bank holding company. Cardinal, prior to the merger with Susquehanna, had issued 135.1 Stock Purchase Options to the members of Cardinal’s board of directors. Susquehanna succeeded Cardinal as a party to the options as a result of the merger. The option prices ranged from a low of $6.483 to a high of $10.25.

On June 10, 2004, Susquehanna acquired Patriot Bank Corp. Patriot, prior to the merger with Susquehanna, had 41.9 Stock Purchase Options outstanding. Susquehanna succeeded Patriot as a party to the options as a result of the merger. The option prices range from a low of $5.74 to a high of $11.98.

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may grant options to its employees and directors for up to 2,462.5 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equals the market price of the company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted upon approval of the Board of Directors and typically vest one-third at the end of years three, four and five. The option prices range from a low of $13.00 to a high of $25.47. This Compensation Plan expires in 2006.

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Subject to adjustment in certain circumstances, the 2005 Plan authorized up to 2,000 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, restricted stock grants, restricted stock unit grants, and stock appreciation rights. The exercise price of any stock option granted under the 2005 Plan will be the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years.

On December 14, 2005, the Board or Directors of Susquehanna approved the accelerated vesting, effective as of December 15, 2005, of all unvested stock options granted to employees and directors in 2002 and 2004. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in Susquehanna’s income statement in future periods as a result of the adoption of FAS No. 123(R), “Share-Based Payment,” in January 2006. Susquehanna estimates that, as a result of this action, approximately $435 of compensation expense will have been eliminated in 2006, approximately $316 of compensation expense will have been eliminated in 2007, approximately $200 of compensation expense will have been eliminated in 2008, and approximately $24 of compensation expense will have been eliminated in 2009. As a result of the accelerated vesting of these options, compensation expense totaling approximately $107 is included in Susquehanna’s results of operations for 2005, and options to purchase approximately 288 shares of Susquehanna’s common stock became exercisable immediately.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

A summary of the status of Susquehanna’s stock option plan is presented below.

	2005		2004		2003
	Options	Weighted- average Exercise Price	Options	Weighted- average Exercise Price	Options	Weighted- average Exercise Price
Outstanding at beginning of year	1,751	$19.86	1,820	$18.78	1,736	$17.56
Granted	151	24.95	142	25.16	288	22.42
Assumed through acquisition	0	0.00	42	9.44	0	0.00
Forfeited	29	22.30	13	22.94	29	19.46
Reinstated	0	0.00	13	13.31	0	0.00
Exercised	176	15.01	253	12.85	175	12.64

Outstanding at end of year	1,697	$20.77	1,751	$19.86	1,820	$18.78

Options exercisable at year-end	1,367	$20.62	880	$18.12	791	$17.78

Weighted-average fair value of options granted during the year	$4.35		$4.38		$3.86

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price

$7.50 - $17.24	220	3.35	$13.03	220	$13.03
$17.25 - $18.25	492	4.01	17.75	427	17.83
$18.26 - $25.50	985	6.42	24.01	720	24.60

Outstanding at end of year	1,697	5.33	$20.77	1,367	$20.62

16. Earnings per Share

The following tables sets forth the calculation of basic and diluted earnings per share:

	2005			2004			2003
For the Year Ended December 31,	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$79,563	46,711	$1.70	$70,180	43,585	$1.61	$62,373	39,742	$1.57
Effect of Diluted Securities:
Stock options outstanding		208	0.00		287	0.01		295	0.01

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$79,563	46,919	$1.70	$70,180	43,872	$1.60	$62,373	40,037	$1.56

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

For the years ended December 31, 2005, 2004, and 2003, average options to purchase 502, 140, and 220 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

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

The activity of loans to such persons whose balances exceeded $60 during 2005, 2004, and 2003 follows:

	2005	2004	2003
Balance - January 1	$40,277	$48,195	$45,394
Additions	21,745	45,300	75,079
Deductions:
Amounts collected	20,193	37,502	72,427
Other changes	(22,819)	(15,716)	149

Balance - December 31	$19,010	$40,277	$48,195

18. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2005, $44,000 was available for dividend distribution to Susquehanna in 2006 from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $35,100 at December 31, 2005 and $34,300 at December 31, 2004.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $26,336 and $27,200 at December 31, 2005 and 2004, respectively.

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

Susquehanna’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development, and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2005, these subsidiaries met their respective minimum net worth capital requirements.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

19. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. In 2005, Susquehanna entered into a term securitization transaction in which it sold a portfolio of home equity line of credit loans. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan portfolio and capital management.

The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest-rate risks on the transferred financial assets.

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	As of December 31				For the Year Ended December 31
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Loans and leases held in portfolio	$5,218,659	$5,253,008	$80,592	$77,053	$12,714	$7,748
Leases securitized	576,890	431,673	848	516	292	(9)
Home equity lines of credit securitized	221,930	0	208	0	0	0
Leases serviced for others (1)	509,831	699,091	2,451	2,062	14	340

Total loans and leases serviced	$6,527,310	$6,383,772	$84,099	$79,631	$13,020	$8,079

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the securitizations described above are as follow:

Automobile Leases	Year Ended December 31
	2005	2004
Proceeds from securitizations	$323,568	$227,671
Amounts derecognized	372,488	246,698
Servicing fees received	7,985	4,251
Other cash flows received on retained interests	16,498	6,008

Home Equity Lines of Credit	Year Ended December 31
	2005	2004
Proceeds from securitizations	$239,071	$0
Amounts derecognized	239,766	0
Servicing fees received	127	0
Other cash flows received on retained interests	0	0

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2005 fair values to

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of December 31, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses (2)	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$1,423	15	2.90%	0.00%	3.94%
Decline in fair value of 10% adverse change			$22	$0.00	$1
Decline in fair value of 20% adverse change			37	0	2

2004 revolving transaction - Interest-Only Strip	$443	25	3.00%	0.00%	4.85%
Decline in fair value of 10% adverse change			$2	$0.00	$4
Decline in fair value of 20% adverse change			4	0	8

2003 revolving transaction - Interest-Only Strip	$915	17	2.00%	0.00%	4.84%
Decline in fair value of 10% adverse change			$0	$0.00	$6
Decline in fair value of 20% adverse change			0	0	12

2003 transaction - Interest-Only Strip	$1,297	6	5.00%	0.00%	2.13%
Decline in fair value of 10% adverse change			$1	$0.00	$1
Decline in fair value of 20% adverse change			2	0	2

Home Equity Lines of Credit	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2005 transaction - Interest-Only Strips	$7,258	32	45.00%	0.15%	6.50%
Decline in fair value of 10% adverse change			$491	$46	$0
Decline in fair value of 20% adverse change			908	93	0

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The expected cumulative credit loss assumption is supported by historical credit loss experience.

20. Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS No. 133), as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FAS No. 133, Susquehanna records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Susquehanna’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its hedging strategy. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and a forecasted auto lease securitization. The derivatives were designated as cash flow hedges and the effective portion of changes in the fair value of the derivative was initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. At December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, Susquehanna does not use derivatives for trading or speculative purposes.

At December 31, 2005, derivatives with a fair value of $2,638 were included in other assets, and derivatives with a fair value of $23 were included in other liabilities. The change in net unrealized gains/losses of $1,700 in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity. Hedge ineffectiveness was immaterial during 2005.

Amounts reported in accumulated other comprehensive income related to derivatives hedging the variability in cash flows associated with the forecasted sale of auto leases will be reclassified to gain on sale of loans and leases when the auto leases are sold, and amounts reported in accumulated other comprehensive income related to derivatives hedging forecasted interest payments will be reclassified to interest expense as interest payments are made on the variable-rate debt. During 2006, Susquehanna estimates that an additional $1,800 will be reclassified from other comprehensive income. As of December 31, 2005, Susquehanna is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of one month (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The following estimated fair values may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings, as well as certain financial instruments such as leases.

Susquehanna also has several intangible assets which are not included in the fair value disclosures such as customer lists and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do no represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument presented.

Cash and Due from Banks and Short-term Investments. The fair values of cash and due from banks and short-term investments are deemed to be the same as their carrying values.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Investment Securities. The fair value of investment securities is estimated based on quoted market prices, where available. When quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

Loans and Leases. Variable-rate loans which do not expose Susquehanna to interest rate risk have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve.

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

Derivative Financial Instruments. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-Balance Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their contractual amounts. The fair value of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are calculated as the reasonable amounts that Susquehanna would agree to pay or receive, after considering the likelihood of the commitments expiring.

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$196,557	$196,557	$160,574	$160,574
Short-term investments	96,284	96,284	58,734	58,734
Investment securities	1,154,261	1,154,261	1,245,414	1,245,414
Loans and leases, net of unearned income	5,218,659	5,193,337	5,253,008	5,266,536

Financial liabilities:
Deposits	5,309,187	5,103,408	5,130,682	5,152,074
Short-term borrowings	307,523	307,523	420,868	420,868
FHLB borrowings	668,666	664,444	751,220	779,912
Long-term debt	172,777	171,229	223,277	225,994

On-balance sheet derivative financial instruments:
Cash flow hedges	2,615	2,615	0	0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

22. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2005	2004
Assets
Cash in subsidiary banks	$1,347	$496
Investments in and receivables from consolidated subsidiaries	926,587	947,678
Other investment securities	4,315	1,487
Premises and equipment, net	4,352	3,354
Other assets	25,184	29,962

Total assets	$961,785	$982,977

Liabilities and Shareholder’s Equity
Long-term debt	$150,000	$200,000
Junior subordinated debentures	22,777	23,277
Other liabilities	8,538	8,006

Total liabilities	181,315	231,283
Shareholders’ equity	780,470	751,694

Total liabilities and shareholders’ equity	$961,785	$982,977

Statements of Income

	Years Ended December 31,
	2005	2004	2003
Income:
Dividends from bank subsidiaries	$48,500	$66,500	$17,300
Dividends from nonbank subsidiaries	6,733	2,400	3,530
Interest, dividends and gains on sales of investment securities	43	42	41
Interest and management fees from bank subsidiaries	43,944	39,951	37,676
Interest and management fees from non bank subsidiaries	2,059	2,012	2,029
Miscellaneous	3,051	1,241	634

Total income	104,330	112,146	61,210

Expenses:
Interest	10,251	12,943	9,445
Other	55,431	46,819	41,294

Total expenses	65,682	59,762	50,739

Income before taxes, and equity in undistributed income of subsidiaries	38,648	52,384	10,471
Income tax provision (benefit)	5,872	(1,861)	(1,122)
Equity in undistributed net income of subsidiaries	46,787	15,935	50,780

Net Income	$79,563	$70,180	$62,373

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$79,563	$70,180	$62,373
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,811	2,151	2,002
Realized (gain) loss on sale of available for sale securities	0	2	0
Equity in undistributed net income of subsidiaries	(46,787)	(15,935)	(50,780)
Decrease (increase) in other assets	3,534	(11,742)	(1,717)
Increase (decrease) in accrued expenses payable	253	(401)	(3,266)
Other, net	(3,368)	347	(1,504)

Net cash provided by operating activities	36,006	44,602	7,108

Cash Flows from Investing Activities:
Purchase of investment securities	(2,842)	(1,500)	(2,899)
Proceeds from the sale/maturities of investment securities	0	1,498	774
Capital expenditures	(2,190)	(1,579)	(442)
Net investment in subsidiaries	61,500	(41,422)	60,850
Acquisitions	(3,412)	(42,513)	0

Net cash (used in) provided by investing activities	53,056	(85,516)	58,283

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,221	5,351	3,852
Proceeds from issuance of long-term debt	0	74,356	0
Repayment of long-term debt	(50,000)	0	(35,000)
Dividends paid	(43,432)	(38,471)	(34,167)

Net cash (used in) provided by financing activities	(88,211)	41,236	(65,315)

Net increase (decrease) in cash and cash equivalents	851	322	76
Cash and cash equivalents at January 1,	496	174	98

Cash and cash equivalents at December 31,	$1,347	$496	$174

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

Note 23. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2005 and 2004, are as follows:

	2005
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$91,902	$93,524	$98,938	$102,658
Interest expense	32,490	33,622	38,232	40,433

Net interest income	59,412	59,902	60,706	62,225
Provision for loan and lease losses	2,750	2,480	3,215	3,890

Net interest income after provision for loan and lease losses	56,662	57,422	57,491	58,335
Non-interest income	27,970	30,223	27,176	39,708
Non-interest expense	62,080	60,037	58,548	61,884

Income before income taxes	22,552	27,608	26,119	36,159
Applicable income taxes	7,149	8,902	8,358	8,466

Net income	$15,403	$18,706	$17,761	$27,693

Earnings per common share:
Basic	$0.33	$0.40	$0.38	$0.59
Diluted	0.33	0.40	0.38	0.59

	2004
Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$69,587	$74,194	$87,448	$90,530
Interest expense	22,906	24,840	29,036	30,960

Net interest income	46,681	49,354	58,412	59,570
Provision for loan and lease losses	1,700	2,107	2,783	3,430

Net interest income after provision for loan and lease losses	44,981	47,247	55,629	56,140
Non-interest income	27,074	27,354	30,122	30,040
Non-interest expense	49,303	51,361	59,502	58,875

Income before income taxes	22,752	23,240	26,249	27,305
Applicable income taxes	6,826	6,742	7,743	8,056

Net income	$15,926	$16,498	$18,506	$19,249

Earnings per common share:
Basic	$0.40	$0.40	$0.40	$0.41
Diluted	0.40	0.40	0.40	0.41

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS and REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Susquehanna Bancshares, Inc. (the Company) is responsible for the preparation of the Company’s consolidated financial statements and related information as they appear in this report Management believes that the consolidated financial statements of Susquehanna Bancshares, Inc. fairly reflect the form and substance of transactions and that the financial statements present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm of PricewaterhouseCoopers LLP audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors of the Company has an Audit Committee composed of four non-management Directors. The Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing, corporate governance and financial reporting matters.

Management of Susquehanna Bancshares., Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.:

We have completed an integrated audit of Susquehanna Bancshares, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Washington DC

March 14, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in Susquehanna’s principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope or procedures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Susquehanna has established disclosure controls and procedures to ensure that material information relating to the Susquehanna, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, Susquehanna’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Susquehanna in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting is included herein in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

PART III

Item 10. Directors and Executive Officers of Susquehanna

Certain portions of the information required by this Item will be included in the 2006 Proxy Statement in the Election of Directors section, the Corporate Governance section, the Director and Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2006 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2006 Proxy Statement in the Principal Holders of Voting Securities and Holdings of Management section and the Director and Executive Officer Compensation – Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be included in the 2006 Proxy Statement in the Certain Relationships and Related Transactions section, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2006 Proxy Statement in the Fees Billed by Independent Accountant to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger among Susquehanna, Susquehanna Patriot Bank and Minotola National Bank., dated as of November 12, 2005, is incorporated by reference to Annex A of Susquehanna’s Registration Statement on Form S-4, Registration No. 333-130414. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2	By-laws are attached hereto as Exhibit 3.2.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)	Material Contracts.

10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.7	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2004.*

10.8	Susquehanna’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

10.9	Description of (i) the setting of base salaries for Susquehanna’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for Susquehanna’s named executive officers, (iii) the grants of non-qualified stock options under the Key Executive Incentive Plan long term incentive formula to Susquehanna’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of Susquehanna’s board of directors, is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed February 18, 2005.*

10.10	Specific performance goals and bonuses criteria relating to executives participating in Susquehanna’s 2005 Key Executive Incentive Plan is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed June 3, 2005.*

10.11	Description of accelerated vesting of certain stock option grants is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K/A, filed December 22, 2005.

10.12	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with

Contingent Earnings Agreement Amendment No. 1, dated November 20, 2000, are incorporated by reference to Exhibit 10.20 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

10.13	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.14	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.15	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.16	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

10.17	Descriptions of Executive Supplemental LTD Plan and Executive Life Insurance Policy are incorporated by reference to the descriptions of the same in Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

10.18	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

10.19	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

10.20	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

10.21	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.22	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.23	Directors’ Fee Schedule is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

10.24	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr. is incorporated by reference by Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.*

10.25	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is

incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is attached hereto as Exhibit 10.25.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

Dated: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (William J. Reuter)	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ CHLOÉ R. EICHELBERGER (Chloé R. Eichelberger)	Director	March 14, 2006

/s/ JAMES G. APPLE (James G. Apple)	Director	March 14, 2006

/s/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	March 14, 2006

/s/ JOHN M. DENLINGER (John M. Denlinger)	Director	March 14, 2006

/s/ OWEN O. FREEMAN, JR. (Owen O. Freeman, Jr.)	Director	March 14, 2006

/s/ HENRY H. GIBBEL (Henry H. Gibbel)	Director	March 14, 2006

/s/ WILLIAM B. ZIMMERMAN (William B. Zimmerman)	Director	March 14, 2006

/s/ T. MAX HALL (T. Max Hall)	Director	March 14, 2006

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2005

[SIGNATURES CONTINUED]

Signature	Title	Date

/s/ M. ZEV ROSE (M. Zev Rose)	Director	March 14, 2006

/s/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	March 14, 2006

/s/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	March 14, 2006

/s/ ROGER V. WIEST (Roger V. Wiest)	Director	March 14, 2006

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	March 14, 2006

/s/ RUSSELL J. KUNKEL (Russell J. Kunkel)	Director	March 14, 2006

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Agreement and Plan of Merger among Susquehanna, Susquehanna Patriot Bank and Minotola National Bank., dated as of November 12, 2005, is incorporated by reference to Annex A of Susquehanna’s Registration Statement on Form S-4, Registration No. 333-130414. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws are attached hereto as Exhibit 3.2.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

	4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(10)	Material Contracts.

	10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

Exhibit Numbers		Description and Method of Filing
	10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

	10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

	10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.7	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2004.*

	10.8	Susquehanna’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

	10.9	Description of (i) the setting of base salaries for Susquehanna’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for Susquehanna’s named executive officers, (iii) the grants of non-qualified stock options under the Key Executive Incentive Plan long term incentive formula to Susquehanna’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of Susquehanna’s board of directors, is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed February 18, 2005.*

	10.10	Specific performance goals and bonuses criteria relating to executives participating in Susquehanna’s 2005 Key Executive Incentive Plan is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed June 3, 2005.*

	10.11	Description of accelerated vesting of certain stock option grants is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K/A, filed December 22, 2005.

	10.12	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with Contingent Earnings Agreement Amendment No. 1, dated November 20, 2000, are incorporated by reference to Exhibit 10.20 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.13	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

Exhibit Numbers		Description and Method of Filing
	10.14	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s
Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.15	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.16	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

	10.17	Descriptions of Executive Supplemental LTD Plan and Executive Life Insurance Policy are incorporated by reference to the descriptions of the same in Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

	10.18	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

	10.19	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

	10.20	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

	10.21	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.22	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.23	Directors’ Fee Schedule is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.24	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr. is incorporated by reference by Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.*

Exhibit Numbers		Description and Method of Filing
	10.25	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is attached hereto as Exhibit 10.25.

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.