Form 10-Q/A
period 2005-03-31
SUSQUEHANNA BANCSHARES INC
filed 2006-03-22
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

46,882,478 shares of common stock, par value $2.00 per share, were issued and outstanding as of February 28, 2006.

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 10, 2005 (the “original Form 10-Q”).

This Form 10-Q/A includes our restated consolidated financial statements for the quarter ended March 31, 2005, including the notes thereto. Our financial statements have been restated principally to restate our consolidated statements of cash flows in order to reclassify items related to origination, repayment and disposition of our portfolio of vehicle leases from operating activities to investing activities. Refer to Note 12, “Restatement,” in this Form 10-Q/A for further information on the restatement impact for the quarter ended March 31, 2005.

This Form 10-Q/A only amends and restates Items 1 and 4 of Part I of the original Form 10-Q and no other items in the original Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SUSQUEHANNA BANCSHARES, INC.

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

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
(Dollars in thousands) Three months ended March 31,	2005	2004
Cash Flows from Operating Activities:
Net income	$15,403	$15,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	5,646	4,300
Provision for loan and lease losses	2,750	1,700
Realized gain on sales of available-for-sale securities, net	(121)	(563)
Deferred income taxes	(2,364)	3,169
Gain on sale of loans and leases	(3,698)	(3,670)
Gain on sale of other real estate owned	(43)	(174)
Mortgage loans originated for sale	(39,722)	(24,372)
Proceeds from sale of mortgage loans originated for sale	42,283	26,022
Leases originated for sale, net of payments received	(49,040)	(128,184)
Proceeds from sale of leases originated for sale	5,218	118,638
Increase in cash surrender value of bank-owned life insurance	(2,216)	(2,634)
(Increase) decrease in accrued interest receivable	(1,138)	259
Increase (decrease) in accrued interest payable	1,396	(415)
Increase in accrued expenses and taxes payable	11,228	7,905
Other, net	(32,845)	45,801

Net cash (used in) provided by operating activities	(47,263)	63,708

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	145	18,040
Activity in available-for-sale securities:
Sales	49,168	90,222
Maturities, repayments and calls	64,696	40,713
Purchases	(119,797)	(199,039)
Net proceeds from sale of leases in banks’ portfolios	318,350	0
Net (increase) decrease in loans and leases	(14,472)	41,946
Cash flows received on retained interests	5,025	353
Purchase of bank-owned life insurance	0	(4,903)
Acquisitions, net of cash acquired	(3,227)	0
Additions to premises and equipment	(6,179)	(2,389)

Net cash provided by (used in) investing activities	293,709	(15,057)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(24,617)	211,431
Net decrease in short-term borrowings	(22,348)	(80,165)
Net decrease in FHLB borrowings	(125,827)	(121,425)
Repayment of long-term debt	(50,000)	0
Proceeds from issuance of common stock	539	114
Cash dividends paid	(10,718)	(8,770)

Net cash provided by (used in) financing activities	(232,971)	1,185

Net change in cash and cash equivalents	13,475	49,836
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at March 31	$205,593	$260,221

Cash and cash equivalents:
Cash and due from banks	$173,427	$137,500
Unrestricted short-term investments	32,166	122,721

Cash and cash equivalents at March 31	$205,593	$260,221

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$31,094	$23,259
Income tax payments	$425	$105

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$1,241	$313
Interests retained in securitizations	$48,920	$9,546

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

At March 31, 2005, leases held for sale totaled $43,369. An analysis of impaired loans, as of March 31, 2005 and December 31, 2004, is as follows:

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

	As of March 31				For the Three Months Ended March 31
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$307,995	$477,795	$1,880	$1,334	$(1)	$14
Leases securitized	765,515	391,509	775	200	(20)	33
Leases serviced for others (1)	446,432	720,188	1,103	1,648	36	67

Total leases and loans serviced	$1,519,942	$1,589,492	$3,758	$3,182	$15	$114

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended March 31

	2005	2004
Proceeds from lease securitizations	$323,568	$118,638
Amounts derecognized	372,488	128,184
Servicing fees received	1,454	1,223
Other cash flows received on retained interests	5,025	353

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

As of March 31, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses(2)	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$2,313	20	4.09%	0.00%	3.74%
Decline in fair value of 10% adverse change			$6	$0	$17
Decline in fair value of 20% adverse change			12	0	34
2004 revolving transaction - Interest-Only Strip	$490	34	2.40%	0.00%	4.35%
Decline in fair value of 10% adverse change			$2	$0	$6
Decline in fair value of 20% adverse change			4	0	12
2003 revolving transaction - Interest-Only Strip	$2,601	27	1.80%	0.00%	4.23%
Decline in fair value of 10% adverse change			$8	$0	$32
Decline in fair value of 20% adverse change			16	0	64
2003 transaction - Interest-Only Strip	$2,897	11	2.25%	0.00%	3.81%
Decline in fair value of 10% adverse change			$4	$0	$10
Decline in fair value of 20% adverse change			8	0	20

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The expected cumulative credit losses assumption is supported by historical credit loss experience.

Note 12. Restatement

In connection with the preparation of Susquehanna’s Consolidated Statements of Cash Flows included in this Interim Report on Form 10-Q/A, management reconsidered the classification of certain transactions related to the origination, repayment and disposition of its portfolio of vehicle leases as presented for the periods ended March 31, 2005 and 2004.

During 2004, Susquehanna originated leases that were either sold to an off-balance sheet warehouse facility or held in portfolio. Those leases that were originated specifically for sale and sold to the warehouse facility are to be reported as cash flows from an operating activity. Those leases that were originated and held in portfolio are to be reported as cash flows from investing activities. For the period ended March 31, 2004, Susquehanna did report these transactions consistent with this criteria on the previously filed Form 10-Q. During the first quarter of 2005, Susquehanna originated leases that it held for sale. Those originations were reported as cash flows from investing activities and are restated to cash flows from operations.

In consideration for the sale of leases, Susquehanna receives cash and records retained interests in securitized assets, including debt securities and interest-only strips. For the periods ended March 31, 2005 and 2004, Susquehanna reported the noncash retained interests in securitized assets as cash flows from operating activities offset by cash flows from investing activities in the Consolidated Statements of Cash Flows. These noncash retained interests are being restated to report them in the Supplemental Schedule of Noncash Investing Activities as well as reducing proceeds from lease securitizations for the period ending March 31, 2005 in Note 11.

Retained interests in securitized assets represents the rights to future cash flows after the investors have received the return for which they contracted. For the periods ended March 31, 2005 and 2004, Susquehanna reported these cash flows from retained interests in securitized assets as cash flows from operating activities and are being restated to cash flows from investing activities.

The following table identifies the restatement made to the Consolidated Statement of Cash Flows for the periods presented:

Three Months Ended March 31, 2005	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(5,671)	(43,369)	$(49,040)
Proceeds from sale of leases originated for sale	5,218		5,218
Other, net	21,100	(53,945)	(32,845)
All other operating cash flows	29,404		29,404

Net cash provided by (used in) operating activities	50,051	(97,314)	(47,263)

Cash Flows from Investing Activities:
Net proceeds from the sale of leases in banks’ portfolios	320,754	(2,404)	318,350
Net increase in loans and leases	(109,165)	94,693	(14,472)
Cash flows received on retained interests	0	5,025	5,025
All other investing cash flows	(15,194)		(15,194)

Net cash provided by (used in) investing activities	196,395	97,314	293,709

Cash Flows from Financing Activities:
All other financing cash flows	(232,971)		(232,971)

Net cash provided by (used in) financing activities	(232,971)	0	(232,971)

Net change in cash and cash equivalents	$13,475	$0	$13,475

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$1,241		$1,241
Interests retained in securitizations	$0	$48,920	$48,920

Three Months ended March 31, 2004	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(128,184)		$(128,184)
Proceeds from sale of leases originated for sale	118,638		118,638
Other, net	55,700	(9,899)	45,801
All other operating cash flows	27,453		27,453

Net cash provided by (used in) operating activities	73,607	(9,899)	63,708

Cash Flows from Investing Activities:
Net increase in loans and leases	32,400	9,546	41,946
Cash flows received on retained interests	0	353	353
All other investing cash flows	(57,356)		(57,356)

Net cash provided by (used in) investing activities	(24,956)	9,899	(15,057)

Cash Flows from Financing Activities:
All other financing cash flows	1,185		1,185

Net cash provided by (used in) financing activities	1,185	0	1,185

Net change in cash and cash equivalents	$49,836	$0	$49,836

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$313		$313
Interests retained in securitizations	$0	$9,546	$9,546

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The original Form 10-Q stated that management had performed an evaluation (at the direction and with the participation of Susquehanna’s Chief Executive Officer and Chief Financial Officer) of Susquehanna’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that Susquehanna’s disclosure controls and procedures were effective as of the end of the quarterly period covered by the original Form 10-Q. As a result of the indentification of errors relating to the preparation and review of Susquehanna’s consolidated statements of cash flows included in the original Form 10-Q that required Susquehanna to restate its consolidated financial statements for the periods ended March 31, 2005 and 2004, the Chief Executive Officer and Chief Financial Officer reassessed their conclusion and have determined that Susquehanna’s disclosure controls and procedures were not effective as of that date. Accordingly, management has concluded that this control deficiency was a material weakness. As a result, of these findings, management has commenced an internal review of its processes in order to better collect cash flow data related to lease originations, repayments and dispositions and properly prepare and review the consolidated statements of cash flows and to design a system that will enable Susquehanna to obtain reasonable assurance that the requisite approvals are received prior to the filing of documents with the Securities and Exchange Commission.

(b)	Change in Internal Control over Financial Reporting

There were no changes in Susquehanna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Susquehanna’s internal control over financial reporting during the quarterly period ended March 31, 2005.

PART II—OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	First Amendment to Employment Agreement dated January 18, 2005 between the registrant, Valley Forge Asset Management Corp. and Bernard A. Francis is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed January 21, 2005.

10.2	Description of (i) the setting of base salaries for the registrant’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for the registrant’s named executive officers, (iii) the grants of non-qualified stock options under the key executive plan long term incentive formula to the registrant’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of the registrant’s Board of Directors, is incorporated by reference to the registrant’s Current Report on Form 8-K, filed February 18, 2005.

10.3	Employment Agreement, dated March 25, 2005, between the registrant and William J. Reuter is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.4	Employment Agreement, dated March 25, 2005, between the registrant and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.5	Employment Agreement, dated March 25, 2005, between the registrant and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.6	Employment Agreement, dated March 25, 2005, between the registrant and James G. Pierne is incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.7	The registrant’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed April 4, 2005.

10.8	Fifth Amendment to the 2002 Amended Servicing Agreement between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., dated January 6, 2005, is attached hereto as Exhibit 10.10.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

March 21, 2006	By:	/s/ William J. Reuter
	Name:	William J. Reuter
	Title:	President and Chief Executive Officer

March 21, 2006	By:	/s/ Drew K. Hostetter
	Name:	Drew K. Hostetter
	Title:	Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	First Amendment to Employment Agreement dated January 18, 2005 between the registrant, Valley Forge Asset Management Corp. and Bernard A. Francis is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed January 21, 2005.

10.2	Description of (i) the setting of base salaries for the registrant’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for the registrant’s named executive officers, (iii) the grants of non-qualified stock options under the key executive plan long term incentive formula to the registrant’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of the registrant’s Board of Directors, is incorporated by reference to the registrant’s Current Report on Form 8-K, filed February 18, 2005.

10.3	Employment Agreement, dated March 25, 2005, between the registrant and William J. Reuter is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.4	Employment Agreement, dated March 25, 2005, between the registrant and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.5	Employment Agreement, dated March 25, 2005, between the registrant and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.6	Employment Agreement, dated March 25, 2005, between the registrant and James G. Pierne is incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K, filed March 29, 2005.

10.7	The registrant’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed April 4, 2005.

10.8	Fifth Amendment to the 2002 Amended Servicing Agreement between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., dated January 6, 2005, is attached hereto as Exhibit 10.10.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications