Form 10-Q/A
period 2005-06-30
SUSQUEHANNA BANCSHARES INC
filed 2006-03-22
CIK 700863

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

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 8, 2005 (the “original Form 10-Q”).

This Form 10-Q/A includes our restated consolidated financial statements for the quarter ended June 30, 2005, including the notes thereto. Our financial statements have been restated principally to restate our consolidated statements of cash flows in order to reclassify items related to origination, repayment and disposition of our portfolio of vehicle leases from operating activities to investing activities. Refer to Note 12, “Restatement,” in this Form 10-Q/A for further information on the restatement impact for the quarter ended June 30, 2005.

This Form 10-Q/A only amends and restates Items 1 and 4 of Part I of the original Form 10-Q and no other items in the original Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 or Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
(Dollars in thousands) Six months ended June 30,	2005	2004
Cash Flows from Operating Activities:
Net income	$34,109	$32,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	9,701	8,048
Provision for loan and lease losses	5,230	3,807
Realized gain on sales of available-for-sale securities, net	(3,380)	(568)
Deferred income taxes	(4,645)	(15,638)
Gain on sale of loans and leases	(4,570)	(6,648)
Gain on sale of other real estate owned	(60)	(460)
Gain on sale of branch	(638)	0
Mortgage loans originated for sale	(68,960)	(69,282)
Proceeds from sale of mortgage loans originated for sale	70,020	68,607
Leases originated for sale, net of payments received	(155,006)	(194,852)
Proceeds from sale of leases originated for sale	5,218	179,971
Increase in cash surrender value of bank-owned life insurance	(3,475)	(4,246)
(Increase) decrease in accrued interest receivable	(770)	259
Increase (decrease) in accrued interest payable	(171)	1,853
Increase in accrued expenses and taxes payable	19,810	15,123
Other, net	(30,254)	(2,676)

Net cash (used in) provided by operating activities	(127,841)	15,722

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(525)	16,831
Activity in available-for-sale securities:
Sales	125,463	90,790
Maturities, repayments and calls	137,729	250,196
Purchases	(188,296)	(463,784)
Net proceeds from sale of leases in banks’ portfolios	318,350	0
Net increase in loans and leases	(82,042)	(59,604)
Cash flows received on retained interests	8,186	1,588
Purchase of bank-owned life insurance	0	(4,903)
Acquisitions, net of cash acquired	(3,227)	(36,278)
Additions to premises and equipment	(9,672)	(6,311)

Net cash provided by (used in) investing activities	305,966	(211,475)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(18,939)	315,667
Sale of branch net of premium received	(6,861)	0
Net increase (decrease) in short-term borrowings	(53,347)	54,023
Net increase (decrease) in FHLB borrowings	8,598	(241,935)
Repayment of long-term debt	(50,000)	0
Proceeds from issuance of long-term debt	0	74,356
Proceeds from issuance of common stock	1,874	4,130
Cash dividends paid	(21,447)	(17,545)

Net cash provided by (used in) financing activities	(140,122)	188,696

Net change in cash and cash equivalents	38,003	(7,057)
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at June 30	$230,121	$203,328

Cash and cash equivalents:
Cash and due from banks	$199,906	$167,048
Unrestricted short-term investments	30,215	36,280

Cash and cash equivalents at June 30	$230,121	$203,328

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$65,941	$45,892
Income tax payments (refunds)	$1,990	$(3,474)

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$2,840	$535
Interests retained in securitizations	$48,920	$14,881
Acquisition of Patriot Bank Corp.
Common stock issued		$168,232
Fair value of assets acquired (noncash)		$1,143,006
Liabilities assumed		$999,753

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

At June 30, 2005, leases held for sale totaled $149,335.

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

	As of June 30				For the Six Months Ended June 30
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$251,052	$401,236	$241	$372	$(9)	$24
Leases securitized	699,454	418,435	921	250	145	30
Leases serviced for others (1)	583,305	798,137	2,436	5,759	3	43

Total leases and loans serviced	$1,533,811	$1,617,808	$3,598	$6,381	$139	$97

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Proceeds from lease securitizations	$0	$61,333	$323,568	$179,971
Amounts derecognized	0	66,668	372,488	194,852
Servicing fees received	2,504	1,425	3,957	2,648
Other cash flows received on retained interests	3,161	1,235	8,186	1,588

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

As of June 30, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses (2)	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$1,764	20	2.75%	0.00%	3.80%
Decline in fair value of 10% adverse change			$18	$0	$3
Decline in fair value of 20% adverse change			40	0	6
2004 revolving transaction - Interest-Only Strip	$525	31	2.50%	0.00%	4.01%
Decline in fair value of 10% adverse change			$2	$0	$5
Decline in fair value of 20% adverse change			4	0	10
2003 revolving transaction - Interest-Only Strip	$1,824	24	2.00%	0.00%	3.98%
Decline in fair value of 10% adverse change			$2	$0	$14
Decline in fair value of 20% adverse change			4	0	28
2003 transaction - Interest-Only Strip	$2,061	9	5.00%	0.00%	3.79%
Decline in fair value of 10% adverse change			$5	$0	$6
Decline in fair value of 20% adverse change			10	0	12

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The expected cumulative credit losses assumption is supported by historical credit loss experience.

Note 12. Restatement

In connection with the preparation of Susquehanna’s Consolidated Statements of Cash Flows included in this Interim Report on Form 10-Q/A, management reconsidered the classification of certain transactions related to the origination, repayment and disposition of its portfolio of vehicle leases as presented for the periods ended June 30, 2005 and 2004.

During 2004, Susquehanna originated leases that were either sold to an off-balance sheet warehouse facility or held in portfolio. Those leases that were originated specifically for sale and sold to the warehouse facility are to be reported as cash flows from an operating activity. Those leases that were originated and held in portfolio are to be reported as cash flows from investing activities. For the period ended June 30, 2004, Susquehanna did report these transactions consistent with this criteria on the previously filed Form 10-Q. During the first six months of 2005, Susquehanna originated leases that it held for sale. Those originations were reported as cash flows from investing activities and are being restated to cash flows from operations.

In consideration for the sale of leases, Susquehanna receives cash and records retained interests in securitized assets, including debt securities and interest-only strips. For the periods ended June 30, 2005 and 2004, Susquehanna reported the noncash retained interests in securitized assets as cash flows from operating activities offset by cash flows from investing activities in the Consolidated Statements of Cash Flows. These noncash retained interests are being restated to report them in the Supplemental Schedule of Noncash Investing Activities as well as reducing proceeds from lease securitizations for the six months ending June 30, 2005 in Note 11.

Retained interests in securitized assets represents the rights to future cash flows after the investors have received the return for which they contracted. For the periods ended June 30, 2005 and 2004, Susquehanna reported these cash flows from retained interests in securitized assets as cash flows from operating activities and are being restated to cash flows from investing activities.

The following table identifies the restatements made to the Consolidated Statement of Cash Flows for the periods presented:

Six Months Ended June 30, 2005	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(5,671)	$(149,335)	$(155,006)
Proceeds from sale of leases originated for sale	5,218		5,218
Other, net	26,852	(57,106)	(30,254)
All other operating cash flows	52,201		52,201

Net cash provided by (used in) operating activities	78,600	(206,441)	(127,841)

Cash Flows from Investing Activities:
Net proceeds from the sale of leases in banks’ portfolios	320,754	(2,404)	318,350
Net increase in loans and leases	(282,701)	200,659	(82,042)
Cash flows received on retained interests	0	8,186	8,186
All other investing cash flows	61,472		61,472

Net cash provided by (used in) investing activities	99,525	206,441	305,966

Cash Flows from Financing Activities:
Sale of branch deposits, net of premium received	(6,861)		(6,861)
All other financing cash flows	(133,261)		(133,261)

Net cash provided by (used in) financing activities	(140,122)	0	(140,122)

Net change in cash and cash equivalents	$38,003	$0	$38,003

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$2,840		$2,840
Interests retained in securitizations	$0	$48,920	$48,920

Six Months ended June 30, 2004	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(194,852)		$(194,852)
Proceeds from sale of leases originated for sale	179,971		179,971
Other, net	13,793	(16,469)	(2,676)
All other operating cash flows	33,279		33,279

Net cash provided by (used in) operating activities	32,191	(16,469)	15,722

Cash Flows from Investing Activities:
Net increase in loans and leases	(74,485)	14,881	(59,604)
Cash flows received on retained interests	0	1,588	1,588
All other investing cash flows	(153,459)		(153,459)

Net cash provided by (used in) investing activities	(227,944)	16,469	(211,475)

Cash Flows from Financing Activities:
All other financing cash flows	188,696		188,696

Net cash provided by (used in) financing activities	188,696	0	188,696

Net change in cash and cash equivalents	$(7,057)	$0	$(7,057)

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$535		$535
Interests retained in securitizations	$0	$14,881	$14,881

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The original Form 10-Q stated that management had performed an evaluation (at the direction and with the participation of Susquehanna’s Chief Executive Officer and Susquehanna’s Chief Financial Officer) of Susquehanna’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that Susquehanna’s disclosure controls and procedures were effective as of the end of the period covered by the original Form 10-Q. As a result of the identification of errors relating to the preparation and review of Susquehanna’s consolidated statements of cash flows included in the original Form 10-Q that required Susquehanna to restate its consolidated financial statements for the periods ended June 30, 2005 and 2004, the Chief Executive Officer and Chief Financial Officer reassessed their conclusion and have determined that Susquehanna’s disclosure controls and procedures were not effective as of that date. Accordingly, management has concluded that this control deficiency was a material weakness. As a result, of these findings, management has commenced an internal review of its processes in order to better collect cash flow data related to lease originations, repayments and dispositions and properly prepare and review the consolidated statements of cash flows and to design a system that will enable Susquehanna to obtain reasonable assurance that the requisite approvals are received prior to the filing of documents with the Securities and Exchange Commission.

(b)	Change in Internal Control over Financial Reporting

There were no changes in Susquehanna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Susquehanna’s internal control over financial reporting during the quarterly period ended June 30, 2005.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits. The Exhibits filed as part of this report are as follows:

10.1	Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (previously filed as exhibits to the registrant’s Current Report on Form 8-K, filed May 18, 2005)

10.2	Susquehanna Bancshares, Inc. Equity Compensation Plan, as amended on March 29, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.3	Specific performance goals and business criteria relating to executives participating in the registrant’s 2005 Key Executive Incentive Plan (incorporated by reference to Item 1.01 of the registrant’s Current Report on Form 8-K, filed June 3, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

March 21, 2006	By:	/s/ William J. Reuter
	Name:	William J. Reuter
	Title:	President and Chief Executive Officer

March 21, 2006	By:	/s/ Drew K. Hostetter
	Name:	Drew K. Hostetter
	Title:	Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (previously filed as exhibits to the registrant’s Current Report on Form 8-K, filed May 18, 2005)

10.2	Susquehanna Bancshares, Inc. Equity Compensation Plan, as amended on March 29, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.3	Specific performance goals and business criteria relating to executives participating in the registrant’s 2005 Key Executive Incentive Plan (incorporated by reference to Item 1.01 of the registrant’s Current Report on Form 8-K, filed June 3, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.	Section 1350 Certifications