Form 10-Q/A
period 2005-09-30
SUSQUEHANNA BANCSHARES INC
filed 2006-03-22
CIK 700863

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

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission on November 7, 2005 (the “original Form 10-Q”).

This Form 10-Q/A includes our restated consolidated financial statements for the quarter ended September 30, 2005, including the notes thereto. Our financial statements have been restated principally to restate our consolidated statements of cash flows in order to reclassify items related to origination, repayment and disposition of our portfolio of vehicle leases from operating activities to investing activities. Refer to Note 12, “Restatement,” in this Form 10-Q/A for further information on the restatement impact for the quarter ended September 30, 2005.

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

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
(Dollars in thousands) Nine months ended September 30,	2005	2004
Cash Flows from Operating Activities:
Net income	$51,870	$50,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	14,376	11,920
Provision for loan and lease losses	8,445	6,590
Realized gain on sales of available-for-sale securities, net	(4,188)	(4,338)
Deferred income taxes	(5,858)	(9,850)
Gain on sale of loans and leases	(5,674)	(7,625)
Gain on sale of other real estate owned	(172)	(441)
Gain on sale of branch offices	(638)	(1,068)
Mortgage loans originated for sale	(112,654)	(100,547)
Proceeds from sale of mortgage loans originated for sale	111,037	102,772
Leases originated for sale, net of payments received	(279,921)	(194,852)
Proceeds from sale of leases originated for sale	5,218	179,971
Increase in cash surrender value of bank-owned life insurance	(6,876)	(6,694)
Increase in accrued interest receivable	(2,169)	(4,217)
Increase in accrued interest payable	3,486	2,768
Increase in accrued expenses and taxes payable	28,719	21,681
Other, net	(29,836)	(25,938)

Net cash (used in) provided by operating activities	(224,835)	21,063

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(189)	18,180
Activity in available-for-sale securities:
Sales	175,025	207,159
Maturities, repayments and calls	202,170	356,958
Purchases	(313,729)	(554,884)
Net proceeds from sale of leases in banks’ portfolios	318,350	0
Net increase in loans and leases	(127,769)	(251,561)
Cash flows received on retained interests	12,990	3,411
Purchase of bank-owned life insurance	0	(29,900)
Acquisitions, net of cash acquired	(3,412)	(36,278)
Additions to premises and equipment	(11,953)	(11,229)

Net cash provided by (used in) investing activities	251,483	(298,144)

Cash Flows from Financing Activities:
Net increase in deposits	175,438	312,323
Sale of branch offices net of premium received	(6,861)	(8,949)
Net (decrease) increase in short-term borrowings	(46,745)	105,266
Net decrease in FHLB borrowings	(32,963)	(177,529)
Repayment of long-term debt	(50,000)	(5,000)
Proceeds from issuance of long-term debt	0	74,356
Proceeds from issuance of common stock	4,270	3,812
Cash dividends paid	(32,196)	(27,774)

Net cash provided by (used in) financing activities	10,943	276,505

Net change in cash and cash equivalents	37,591	(576)
Cash and cash equivalents at January 1	192,118	210,385

Cash and cash equivalents at September 30	$229,709	$209,809

Cash and cash equivalents:
Cash and due from banks	$185,623	$182,857
Unrestricted short-term investments	44,086	26,952

Cash and cash equivalents at September 30	$229,709	$209,809

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$100,858	$74,013
Income tax payments (refunds)	$3,359	$(3,151)
Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$4,643	$1,154
Interests retained in securitizations	$48,920	$14,881
Acquisition of Patriot Bank Corp.
Common stock issued		$166,454
Fair value of assets acquired (noncash)		$1,138,122
Liabilities assumed		$985,922

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

At September 30, 2005, leases held for sale totaled $274,250.

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

	As of September 30				For the Nine Months Ended September 30
	Principal Balance		Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2005	2004	2005	2004	2005	2004
Leases and loans held in portfolio	$381,457	$460,771	$241	$567	$(2)	$46
Leases securitized	631,400	399,748	921	406	220	114
Leases serviced for others (1)	543,204	751,933	2,505	2,795	14	100

Total leases and loans serviced	$1,556,061	$1,612,452	$3,667	$3,768	$232	$260

(1)	Amounts include the sale-leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the lease securitizations described above are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Proceeds from lease securitizations	$0	$0	$323,568	$179,971
Amounts derecognized	0	0	372,488	194,852
Servicing fees received	2,055	1,421	6,012	2,846
Other cash flows received on retained interests	4,804	1,823	12,990	3,411

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

As of September 30, 2005

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses (2)	Annual Discount Rate (1)
2005 transaction - Interest-Only Strip	$1,532	18	3.40%	0.00%	4.51%
Decline in fair value of 10% adverse change			$27	$0	$16
Decline in fair value of 20% adverse change			54	0	32
2004 revolving transaction - Interest-Only Strip	$516	28	3.00%	0.00%	4.58%
Decline in fair value of 10% adverse change			$2	$0	$5
Decline in fair value of 20% adverse change			4	0	10
2003 revolving transaction - Interest-Only Strip	$1,456	20	2.00%	0.00%	4.54%
Decline in fair value of 10% adverse change			$0	$0	$11
Decline in fair value of 20% adverse change			0	0	22
2003 transaction - Interest-Only Strip	$1,668	7	5.00%	0.00%	4.25%
Decline in fair value of 10% adverse change			$0	$0	$4
Decline in fair value of 20% adverse change			0	0	8

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The expected cumulative credit losses assumption is supported by historical credit loss experience.

Note 12. Restatement

In connection with the preparation of Susquehanna’s Consolidated Statements of Cash Flows included in this Interim Report on Form 10-Q/A, management reconsidered the classification of certain transactions related to the origination, repayment and disposition of its portfolio of vehicle leases as presented for the periods ended September 30, 2005 and 2004.

During 2004, Susquehanna originated leases that were either sold to an off-balance sheet warehouse facility or held in portfolio. Those leases that were originated specifically for sale and sold to the warehouse facility are to be reported as cash flows from an operating activity. Those leases that were originated and held in portfolio are to be reported as cash flows from investing activities. For the period ended September 30, 2004, Susquehanna did report these transactions consistent with this criteria on the previously filed Form 10-Q. During the first nine months of 2005, Susquehanna originated leases that it held for sale. Those originations were reported as cash flows from investing activities and are being restated to cash flows from operations.

In consideration for the sale of leases, Susquehanna receives cash and records retained interests in securitized assets, including debt securities and interest-only strips. For the periods ended September 30, 2005 and 2004, Susquehanna reported the noncash retained interests in securitized assets as cash flows from operating activities offset by cash flows from investing activities in the Consolidated Statements of Cash Flows. These noncash retained interests are being restated to report the noncash recorded interests in the Supplemental Schedule of Noncash Investing Activities as well as reducing proceeds from lease securitizations for the nine months ending September 30, 2005 in Note 11.

Retained interests in securitized assets represents the rights to future cash flows after the investors have received the return for which they contracted. For the periods ended September 30, 2005 and 2004, Susquehanna reported these cash flows from retained interests in securitized assets as cash flows from operating activities and are being restated to cash flows from investing activities.

The following table identifies the restatements made to the Consolidated Statement of Cash Flows for the periods presented:

Nine Months Ended September 30, 2005	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(5,671)	$(274,250)	$(279,921)
Proceeds from sale of leases originated for sale	5,218		5,218
Other, net	32,074	(61,910)	(29,836)
All other operating cash flows	79,704		79,704

Net cash provided by (used in) operating activities	111,325	(336,160)	(224,835)

Cash Flows from Investing Activities:
Net proceeds from the sale of leases in banks’ portfolios	320,754	(2,404)	318,350
Net increase in loans and leases	(453,343)	325,574	(127,769)
Cash flows received on retained interests	0	12,990	12,990
All other investing cash flows	47,912		47,912

Net cash provided by (used in) investing activities	(84,677)	336,160	251,483

Cash Flows from Financing Activities:
Sale of branch deposits, net of premium received	(6,861)		(6,861)
All other financing cash flows	17,804		17,804

Net cash provided by (used in) financing activities	10,943	0	10,943

Net change in cash and cash equivalents	$37,591	$0	$37,591

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$4,643		$4,643
Interests retained in securitizations	$0	$48,920	$48,920

Nine Months ended September 30, 2004	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(194,852)		$(194,852)
Proceeds from sale of leases originated for sale	179,971		179,971
Other, net	(7,646)	(18,292)	(25,938)
All other operating cash flows	61,882		61,882

Net cash provided by (used in) operating activities	39,355	(18,292)	21,063

Cash Flows from Investing Activities:
Net increase in loans and leases	(266,442)	14,881	(251,561)
Cash flows received on retained interests	0	3,411	3,411
All other investing cash flows	(49,994)		(49,994)

Net cash provided by (used in) investing activities	(316,436)	18,292	(298,144)

Cash Flows from Financing Activities:
Sale of branch deposits, net of premium received	(8,949)		(8,949)
All other financing cash flows	285,454		285,454

Net cash provided by (used in) financing activities	276,505	0	276,505

Net change in cash and cash equivalents	$(576)	$0	$(576)

Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$1,154		$1,154
Interests retained in securitizations	$0	$14,881	$14,881

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The original Form 10-Q stated that management had performed an evaluation (at the direction and with the participation of Susquehanna’s Chief Executive Officer and Susquehanna’s Chief Financial Officer ) of Susquehanna’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that Susquehanna’s disclosure controls and procedures were effective as of the end of the quarterly period covered by the original Form 10-Q. As a result of the identification of errors relating to the preparation and review of Susquehanna’s consolidated statements of cash flows included in the original Form 10-Q that required Susquehanna to restate its consolidated financial statements for the periods ended September 30, 2005 and 2004, the Chief Executive Officer and Chief Financial Officer reassessed their conclusion and have determined that Susquehanna’s disclosure controls and procedures were not effective as of that date. Accordingly, management has concluded that this control deficiency was a material weakness. As a result, of these findings, management has commenced an internal review of its processes in order to better collect cash flow data related to lease originations, repayments and dispositions and properly prepare and review the consolidated statements of cash flows and to design a system that will enable Susquehanna to obtain reasonable assurance that the requisite approvals are received prior to the filing of documents with the Securities and Exchange Commission.

(b)	Change in Internal Control over Financial Reporting

There were no changes in Susquehanna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Susquehanna’s internal control over financial reporting during the quarterly period ended September 30, 2005.

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