Form 10-K/A
period 2005-12-31
SUSQUEHANNA BANCSHARES INC
filed 2006-03-22
CIK 700863

Annual Report

on Form 10-K/A

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-K/A amends our Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006 (the “original 2005 Form 10-K”).

This Form 10-K/A includes our restated consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, including the notes thereto. Our financial statements have been restated principally to restate our consolidated statements of cash flows in order to reclassify items related to origination, repayment and disposition of our portfolio of vehicle leases from operating activities to investing activities. In addition, we have restated our unaudited consolidated financial statements as of and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 that were included in the periodic reports on Form 10-Q that we filed in 2005 (the “2005 Forms 10-Q”). Refer to Note 2, “Restatement,” in this Form 10-K/A for further information on the restatement impact for the years ended December 31, 2005, 2004 and 2003.

This Form 10-K/A only amends and restates Items 8 and 9A of Part II of the original 2005 Form 10-K and no other items in the original 2005 Form 10-K are amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the original 2005 Form 10-K or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original 2005 Form 10-K has been amended to contain currently-dated consents from our independent auditors and certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest-rate-sensitive assets and interest-rate-sensitive liabilities. However, interest-rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

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

Noninterest Expenses

Noninterest expenses increased $23.5 million, or 10.7%, in 2005, over 2004. This net increase primarily is composed of the following:

•	Increased salaries and employee benefits of $8.1 million;

•	Increased occupancy and furniture and equipment expense of $4.2 million;

•	Increased vehicle residual value expense of $4.3 million;

•	Decreased vehicle delivery and preparation expense of $3.3 million; and

•	Increased other expenses of $9.9 million.

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

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Restated
Years ended December 31,	2005	2004	2003
	( in thousands)
Cash Flows from Operating Activities:
Net income	$79,563	$70,180	$62,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	18,671	19,196	24,072
Provision for loan and lease losses	12,335	10,020	10,222
Realized gain on sales of available-for-sale securities, net	(4,188)	(4,683)	(2,110)
Deferred income taxes	24,513	21,949	20,823
Gain on sale of loans and leases	(14,966)	(9,645)	(9,700)
Gain on sale of other real estate owned	(210)	(443)	(252)
Mortgage loans originated for sale	(132,253)	(119,800)	(189,584)
Proceeds from sale of mortgage loans originated for sale	135,595	125,511	200,234
Leases originated for sale, net of payments received	(346,243)	(246,698)	(139,112)
Proceeds from sale of leases acquired/originated for sale	5,218	227,671	130,069
Increase in cash surrender value of bank-owned life insurance	(9,105)	(9,105)	(6,963)
Net gain on sale of branch offices	(5,194)	(3,209)	0
Contribution to defined benefit pension plan	(6,000)	(8,000)	(3,500)
(Increase) decrease in accrued interest receivable	(2,562)	(4,167)	3,085
Increase (decrease) in accrued interest payable	2,224	2,840	(4,076)
Increase (decrease) in accrued expenses and taxes payable	6,357	15,062	(448)
Other, net	(30,957)	(31,887)	(8,935)

Net cash provided by (used in) operating activities	(267,202)	54,792	86,198

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	854	17,627	(14,206)
Activity in available-for-sale securities:
Sales	182,152	270,669	122,730
Maturities, repayments and calls	251,681	468,697	854,670
Purchases	(366,521)	(689,126)	(872,453)
Net proceeds from sale of loans and leases in banks’ portfolios	557,421	0	0
Net increase in loans and leases	(183,874)	(334,039)	(440,139)
Cash flows received on retained interests	16,498	6,008	4,134
Purchase of bank-owned life insurance	0	(29,900)	(50,000)
Acquisitions, net of cash acquired	(3,412)	(38,105)	0
Additions to premises and equipment	(13,195)	(16,444)	(9,940)

Net cash provided by (used in) investing activities	441,604	(344,613)	(405,204)

Cash Flows from Financing Activities:
Net increase in deposits	238,999	391,658	303,152
Sale of branch deposits, net of premium received	(54,904)	(41,031)	0
Net (decrease) increase in short-term borrowings	(113,345)	65,315	57,525
Net (decrease) increase in FHLB borrowings	(82,554)	(180,624)	70,684
Repayment of long-term debt	(50,000)	(5,000)	(50,000)
Proceeds from issuance of long-term debt	0	74,356	0
Proceeds from issuance of common stock	5,221	5,351	3,852
Cash dividends paid	(43,432)	(38,471)	(34,167)

Net cash (used in) provided by financing activities	(100,015)	271,554	351,046

Net change in cash and cash equivalents	74,387	(18,267)	32,040
Cash and cash equivalents at January 1	192,118	210,385	178,345

Cash and cash equivalents at December 31	$266,505	$192,118	$210,385

Cash and cash equivalents:
Cash and due from banks	$196,557	$160,574	$176,240
Unrestricted short-term investments	69,948	31,544	34,145

Cash and cash equivalents at December 31	$266,505	$192,118	$210,385

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$142,551	$104,901	$103,090
Income tax payments (refunds)	$4,093	$(3,287)	$(9,112)

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$4,972	$1,711	$3,394
Interests retained in securitizations	$48,920	$19,027	$9,043

Acquisition of Patriot Bank Corp.
Common stock issued	$0	$168,232	$0
Fair value of assets acquired (noncash)	$0	$1,143,006	$0
Liabilities assumed	$0	$999,753	$0

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004, and 2003	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2003	39,638,447	$79,277	$62,858	$375,244	$16,476	$533,855
Comprehensive income:
Net income				62,373		62,373
Change in unrealized gain on securities available for sale, net of taxes of $(7,903) and reclassification adjustment of $2,110					(14,678)	(14,678)
Change in unrealized gain on recorded interest in securitized assets, net of taxes of $(2,075)					(3,853)	(3,853)

Total comprehensive income						43,842

Common stock issued under employee benefit plans (including related tax benefit of $709)	222,870	446	3,406			3,852
Cash dividends declared ($0.86 per share)				(34,167)		(34,167)

Balance, December 31, 2003	39,861,317	79,723	66,264	403,450	(2,055)	547,382

Comprehensive income:
Net income				70,180		70,180
Change in unrealized gain on securities available for sale, net of taxes of $(81) and reclassification adjustment of $3,044					(151)	(151)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $(426)					(829)	(829)

Total comprehensive income						69,200

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (including related tax benefit of $1,035)	329,539	659	4,692			5,351
Cash dividends declared ($0.89 per share)				(38,471)		(38,471)

Balance, December 31, 2004	46,592,930	93,186	226,384	435,159	(3,035)	751,694

Comprehensive income:
Net income				79,563		79,563
Change in unrealized loss on securities available for sale, net of taxes of $(8,227) and reclassification adjustment of $2,722					(15,279)	(15,279)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $539 and reclassification adjustments					1,003	1,003
Unrealized gain on cash flow hedges, net of taxes of $915					1,700	1,700

Total comprehensive income						66,987

Common stock issued under contingent earnings agreement	21,012	42	426			468
Common stock issued under employee benefit plans (including related tax benefit of $647)	239,251	478	4,275			4,753
Cash dividends declared ($0.93 per share)				(43,432)		(43,432)

Balance, December 31, 2005	46,853,193	$93,706	$231,085	$471,290	$(15,611)	$780,470

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

Securities. Susquehanna classifies debt and equity securities as either “held-to-maturity” or “available-for-sale.” Susquehanna does not have any securities classified as “trading” at December 31, 2005 or 2004. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at cost adjusted for amortization of premium and accretion of discount.

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

Loans. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield to the related loans. These amounts are generally being amortized over the contractual life of the loan. Leases originated for sale are stated at the lower of cost or market.

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

Susquehanna utilizes interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt and forecasted auto lease securitizations. The derivatives were designated as cash flow hedges and the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship at least quarterly by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Susquehanna does not use derivatives for trading or speculative purposes.

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

For more details on Susquehanna’s securitization activities, see Note 20 to these consolidated financial statements.

Retained Interests in Securitized Assets. In accordance with FAS No. 140, retained interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed and reported in other assets. Retained interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Changes in unrealized gains and losses, net of related deferred taxes, are reported in other comprehensive income. If the fair value of an interest-only strip falls below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized.

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

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, for all investments in an unrealized loss position, specific disclosures are required. The guidance in this FSP was effective for periods beginning after December 15, 2005, with earlier application permitted. The required disclosures relating to this FSP are presented in Footnote 5.

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

2. Restatement

In connection with the preparation of Susquehanna’s Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K/A, management reconsidered the classification of certain transactions related to the origination, repayment and disposition of its portfolio of vehicle leases as presented for the years 2005, 2004, and 2003. Further, management restated the cash outflows for the sale of branch deposits, net of premium received from an investing activity to a financing activity, in 2004.

During 2004 and 2003, Susquehanna originated leases that were either sold to an off-balance sheet warehouse facility or held in portfolio. Cash flows associated with those leases that were originated specifically

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

for sale and sold to the warehouse facility are to be reported as cash flows from an operating activity. Cash flows associated with those leases that were originated and held in portfolio are to be reported as cash flows from investing activities. For the years 2004 and 2003, Susquehanna did report these transactions consistent with this criteria in previously filed Form 10-K’s for those years. In addition, Footnote 6, “Loans and Leases,” has been restated to exclude leases held for sale at December 31, 2004 in accordance with the previously filed 10-K for the year ended December 31, 2004.

During 2005, Susquehanna sold leases that were held in portfolio and incorrectly interpreted the guidance as requiring that this type of transaction be classified as cash flows from operating activities. Consequently, Susquehanna restated the prior years’ originations reported as cash flows from investing activities to cash flows from operating activities. However, Financial Accounting Standard No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, indicates that the previous classifications were correct in that cash receipts resulting from sales of loans that were not specifically acquired for sale shall be classified as cash flows from investing activities. Accordingly, the originations in prior years that were related to the 2005 sale are herein restated to cash flows from investing activities. The net proceeds from the 2005 sale of leases in the banks’ portfolios reported as cash flows from operating activities are restated to cash flows from investing activities.

In consideration for the sale of leases, Susquehanna receives cash and records retained interests in securitized assets, including debt securities and interest-only strips. For the years 2005, 2004 and 2003, Susquehanna reported noncash retained interests in securitized assets as cash flows from operating activities offset by cash flows from investing activities. In this restatement, Susquehanna eliminated these offsetting activities for the years 2004 and 2003 and reported the noncash retained interests in the Supplemental Schedule of Noncash Investing Activities.

Retained interests in securitized assets represents the rights to future cash flows after the investors have received the return for which they contracted. For the years 2004 and 2003, Susquehanna reported these cash flows from retained interests in securitized assets as cash flows from operating activities. In this restatement, Susquehanna reduced 2004 and 2003 cash flows from operating activities and reported the cash flows from retained interests as cash flows from investing activities.

Contributions to defined benefit pension plans made in 2004 and 2003 were $8.0 million and $3.5 million, respectively. These items were aggregated in other, net and are now presented separately in cash flows from operating activities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

The following table identifies the restatements made to the Consolidated Statement of Cash Flows for the periods presented:

	Year Ended December 31, 2005
	As Reported in 2005 10-K	Restatement Adjustments	As Restated for 2005 10-K/A

Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(334,371)	$(11,872)	$(346,243)
Proceeds from sale of leases originated for sale	323,568	(318,350)	5,218
Other, net	(30,503)	(454)	(30,957)
All other operating cash flows	104,780		104,780

Net cash provided by (used in) operating activities	63,474	(330,676)	(267,202)

Cash Flows from Investing activities:
Net proceeds from the sale of leases in banks’ portfolios	239,071	318,350	557,421
Net increase in loans and leases	(196,200)	12,326	(183,874)
Cash flows received on retained interests	16,498		16,498
All other investing cash flows	51,559		51,559

Net cash provided by (used in) investing activities	110,928	330,676	441,604

Cash Flows from Financing Activities:
Sale of branch deposits, net of premium received	(54,904)		(54,904)
All other financing cash flows	(45,111)		(45,111)

Net cash provided by (used in) financing activities	(100,015)	0	(100,015)

Net change in cash and cash equivalents	$74,387	$0	$74,387

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

	Year Ended December 31, 2004
	As Reported in 2004 10-K	Restatement Adjustments	As Reported in 2005 10-K	Restatement Adjustments	As Restated for 2005 10-K/A

Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(246,698)	$(28,211)	$(274,909)	$28,211	$(246,698)
Proceeds from sale of leases originated for sale	227,671		227,671		227,671
Other, net	(14,852)	(17,035)	(31,887)		(31,887)
All other operating cash flows	113,706	(8,000)	105,706		105,706

Net cash provided by (used in) operating activities	79,827	(53,246)	26,581	28,211	54,792

Cash Flows from Investing Activities:
Net increase in loans and leases	(353,066)	47,238	(305,828)	(28,211)	(334,039)
Sale of branch deposits, net of premium received	(41,031)	41,031	0		0
Cash flows received on retained interests	0	6,008	6,008		6,008
All other investing cash flows	(16,582)		(16,582)		(16,582)

Net cash provided by (used in) investing activities	(410,679)	94,277	(316,402)	(28,211)	(344,613)

Cash Flows from Financing Activities:
Sale of branch deposits, net of premium received	0	(41,031)	(41,031)		(41,031)
All other financing cash flows	312,585		312,585		312,585

Net cash provided by (used in) financing activities	312,585	(41,031)	271,554	0	271,554

Net change in cash and cash equivalents	$(18,267)	$0	$(18,267)	$0	$(18,267)

Supplemental Schedule of Noncash Investing Activities:
Interests retained in securitizations	$0	$19,027	$19,027	$0	$19,027

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except as noted and per share data)

	Year Ended December 31, 2003
	As Reported in 2004 10-K	Restatement Adjustments	As Reported in 2005 10-K	Restatement Adjustments	As Restated for 2005 10-K/A

Cash Flows from Operating Activities:
Leases originated for sale, net of payments received	$(139,112)	$(119,993)	$(259,105)	$119,993	$(139,112)
Proceeds from sale of leases originated for sale	130,069		130,069		130,069
Other, net	742	(9,677)	(8,935)		(8,935)
All other operating cash flows	107,676	(3,500)	104,176		104,176

Net cash provided by (used in) operating activities	99,375	(133,170)	(33,795)	119,993	86,198

Cash Flows from Investing Activities:
Net increase in loans and leases	(449,182)	129,036	(320,146)	(119,993)	(440,139)
Cash flows received on retained interests		4,134	4,134		4,134
All other investing cash flows	30,801		30,801		30,801

Net cash provided by (used in) investing activities	(418,381)	133,170	(285,211)	(119,993)	(405,204)

Cash Flows from Financing Activities:
All other financing cash flows	351,046		351,046		351,046

Net cash provided by (used in) financing activities	351,046	0	351,046	0	351,046

Net change in cash and cash equivalents	$32,040	$0	$32,040	$0	$32,040

Supplemental Schedule of Noncash Investing Activities:
Interests retained in securitizations	$0	$9,043	$9,043	$0	$9,043

3. Acquisitions

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

4. Short-term Investments

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

5. Investment Securities

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

6. Loans and Leases

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

At December 31, 2005, leases held for sale totaled $340,572.

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

7. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2005	2004	2003
Balance - January 1,	$54,093	$42,672	$39,671
Additions through acquisition	0	9,149	0
Provision charged to operating expense	12,335	10,020	10,222
Charge-offs	(18,355)	(10,859)	(10,110)
Recoveries	5,641	3,111	2,889

Net charge-offs	(12,714)	(7,748)	(7,221)

Balance - December 31,	$53,714	$54,093	$42,672

8. Premises and Equipment

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

10. Deposits

Deposits at December 31 were as follows:

	2005	2004
Noninterest-bearing:
Demand	$918,854	$853,411
Interest-bearing:
Interest-bearing demand	1,774,759	1,765,077
Savings	458,906	559,530
Time	1,381,959	1,366,214
Time of $100 or more	774,709	586,450

Total deposits	$5,309,187	$5,130,682

11. Borrowings

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

20. Securitization Activity

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

21. Derivative Financial Instruments

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

22. Fair Value of Financial Instruments

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

23. Condensed Financial Statements of Parent Company

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

Note 24. Summary of Quarterly Financial Data (Unaudited)

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

Management of Susquehanna Bancshares, Inc. (the Company) is responsible for the preparation of the Company’s consolidated financial statements and related information as they appear in this report. Management believes that the consolidated financial statements of Susquehanna Bancshares, Inc. included in this Form 10-K/A fairly reflect the form and substance of transactions and that the financial statements present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management has also included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm of PricewaterhouseCoopers LLP audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors of the Company has an Audit Committee composed of five non-management Directors. The Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing, corporate governance and financial reporting matters.

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2005 due to a material weakness related to the proper review and presentation of cash flows within our consolidated statements of cash flows. Our controls did not ensure the presentation of cash flows relating to the origination, repayment and disposition of vehicle leases in accordance with GAAP. Specifically, shortly after the Audit Committee approved the original 2005 Form 10-K, erroneous changes were made to the consolidated statements of cash flows by our financial reporting unit without notifying our Chief Financial Officer, as required by our internal control procedures, on the basis that the changes were considered to be appropriate and immaterial. As a result, the original 2005 Form 10-K included erroneous changes to the consolidated statements of cash flows that were not approved by our Chief Financial Officer or our Audit Committee. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, as well as each of the interim periods within 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the Company’s operating and investing cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this control deficiency constitutes a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ WILLIAM J. REUTER
William J. Reuter Chairman, President & Chief Executive Officer

/S/ DREW K. HOSTETTER
Drew K. Hostetter Executive Vice President, Treasurer & Chief Financial Officer

March 21, 2006

Lititz, Pennsylvania

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.:

We have completed integrated audits of Susquehanna Bancshares, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended 2005, 2004 and 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain effective controls over the proper review and presentation of cash flows within the Company’s consolidated statement of cash flows based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been included in management’s assessment as of December 31, 2005. The Company did not maintain effective controls over the proper review and presentation of cash flows within the Company’s consolidated statements of cash flows. The Company’s controls did not ensure the presentation of cash flows relating to the origination, repayment and disposition of vehicle leases was in accordance with generally accepted accounting principles. Specifically, shortly after the Audit Committee approved the Company’s original 2005 Form 10-K, erroneous changes were made by the Company’s financial reporting unit without notifying the Chief Financial Officer, as required by the Company’s internal control procedures, on the basis that the changes were considered to be appropriate and immaterial. As a result, the original 2005 Form 10-K included erroneous changes to the consolidated statements of cash flows that were not approved by the Company’s Chief Financial Officer or its Audit Committee. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, as well as each of the interim periods within 2005 and 2004. In addition, this control deficiency could result in a misstatement of the Company’s operating and investing cash flows that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, management’s assessment that Susquehanna Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Susquehanna Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PRICEWATERHOUSECOOPERS LLP

Washington DC

March 21, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in Susquehanna’s principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope or procedures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, at the direction (and with the participation) of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation and in light of an identified material weakness, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

The original 2005 Form 10-K stated that the CEO and CFO had concluded that Susquehanna’s disclosure controls and procedures were effective as of December 31, 2005. As a result of the identification of errors relating to the preparation and review of our consolidated statement of cash flows included in the original 2005 Form 10-K, as well as Susquehanna’s determination that its Form 10-K had been filed prior to completion of the independent audit, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. Therefore, the CEO and CFO reassessed their conclusions and have determined that the material weakness identified below existed as of December 31, 2005 and that, as a result, our disclosure controls and procedures were not effective as of that date.

Management’s Report on Internal Control Over Financial Reporting (restated)

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under the supervision and with the participation of our CEO and our CFO, management conducted an evaluation as of December 31, 2005 of the effectiveness of our internal control over financial reporting. Our evaluation was based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.(COSO)

Based on that assessment, management concluded and reported in our original 2005 Form 10-K that our internal control over financial reporting was effective as of December 31, 2005. As a result of the restatement of our consolidated financial statements included in our original 2005 Form 10-K, which is reported in this amendment, management reassessed its conclusion regarding the effectiveness of internal control over financial reporting as of December 31, 2005. Based on this reassessment under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2005 because of the existence of the material weakness described below.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the proper review and presentation of cash flows within our consolidated statements of cash flows. Our controls did not ensure the presentation of cash flows relating to the origination, repayment and disposition of vehicle leases was in accordance with GAAP. Specifically, shortly after the Audit Committee approved the original 2005 Form 10-K, erroneous changes were made to the consolidated statements of cash flows by our financial reporting unit without notifying our CFO, as required by our internal control procedures, on the basis that the changes were considered to be appropriate and immaterial. As a result, the original 2005 Form 10-K included erroneous changes to the consolidated statements of cash flows that were not approved by our CFO or our Audit Committee. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, as well as each of the interim periods within 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the Company’s operating and investing cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this control deficiency constitutes a material weakness.

As stated above, in the original 2005 Form 10-K management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2005. In connection with the restatement of our consolidated financial statements as described in Note 2 to the consolidated financial statements, management subsequently determined that the material weakness described above existed as of December 31, 2005, and that, as a result, the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based upon the criteria established in Internal Control—Integrated Framework issued by the COSO. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Identified Material Weakness

As a result of the findings described above, management has commenced an internal review of its processes in order to better collect cash flow data related to lease originations, repayments and dispositions and properly prepare and review the consolidated statements of cash flows and to design a system that will enable Susquehanna to obtain reasonable assurance that the requisite approvals are received prior to the filing of documents with the SEC. In addition, we expect that we will have increased communication by and among our senior management and other third parties relevant to the disclosure process. We are also reviewing our detailed checklists and timetables to ensure completeness and are assigning appropriate responsibilities and creating structural processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the year ended December 31, 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger among Susquehanna, Susquehanna Patriot Bank and Minotola National Bank., dated as of November 12, 2005, is incorporated by reference to Annex A of Susquehanna’s Registration Statement on Form S-4, Registration No. 333-130414. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 of Susquehanna’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(10)	Material Contracts.

10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.7	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2004.*

10.8	Susquehanna’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

10.9	Description of (i) the setting of base salaries for Susquehanna’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for Susquehanna’s named executive officers, (iii) the grants of non-qualified stock options under the Key Executive Incentive Plan long term incentive formula to Susquehanna’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of Susquehanna’s board of directors, is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed February 18, 2005.*

10.10	Specific performance goals and bonuses criteria relating to executives participating in Susquehanna’s 2005 Key Executive Incentive Plan is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed June 3, 2005.*

10.11	Description of accelerated vesting of certain stock option grants is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K/A, filed December 22, 2005.

10.12	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with

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

incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

/s/ DREW K. HOSTETTER
Drew K. Hostetter, Executive Vice President, Treasurer and Chief Financial officer

Dated: March 21, 2006

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

	2.1	Agreement and Plan of Merger among Susquehanna, Susquehanna Patriot Bank and Minotola National Bank., dated as of November 12, 2005, is incorporated by reference to Annex A of Susquehanna’s Registration Statement on Form S-4, Registration No. 333-130414. Schedules to this Agreement are omitted. Pursuant to paragraph (2) of Item 601(b) of Regulation S-K, Susquehanna agrees to furnish a copy of such schedules to the SEC upon request.

(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws. Incorporated by reference to Exhibit 3.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Form of Subordinated Note/Indenture incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-3, Registration No. 33-87624.

	4.2	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.3	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.4	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.5	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(10)	Material Contracts.

	10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

Exhibit Numbers		Description and Method of Filing
	10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

	10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

	10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.7	Employment Agreement dated July 28, 2004 between Susquehanna Patriot Bank and David Swoyer is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-Q for the fiscal year ended December 31, 2004.*

	10.8	Susquehanna’s Key Executive Incentive Plan 2005 Plan Summary, dated March 29, 2005, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

	10.9	Description of (i) the setting of base salaries for Susquehanna’s named executive officers for the year ended December 31, 2005, (ii) the awarding of discretionary cash bonus awards for Susquehanna’s named executive officers, (iii) the grants of non-qualified stock options under the Key Executive Incentive Plan long term incentive formula to Susquehanna’s named executive officers, and (iv) the discretionary grant of non-qualified stock options to members of Susquehanna’s board of directors, is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed February 18, 2005.*

	10.10	Specific performance goals and bonuses criteria relating to executives participating in Susquehanna’s 2005 Key Executive Incentive Plan is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed June 3, 2005.*

	10.11	Description of accelerated vesting of certain stock option grants is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K/A, filed December 22, 2005.

	10.12	Contingent Earnings Agreement dated December 23, 1999 between Susquehanna, Valley Forge Asset Management Corp. and certain associated persons named therein, together with Contingent Earnings Agreement Amendment No. 1, dated November 20, 2000, are incorporated by reference to Exhibit 10.20 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.13	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

Exhibit Numbers		Description and Method of Filing
	10.14	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.15	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.16	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000 and on February 22, 2001, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for fiscal year ended December 31, 1999 and to Exhibit 10(i) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*

	10.17	Descriptions of Executive Supplemental LTD Plan and Executive Life Insurance Policy are incorporated by reference to the descriptions of the same in Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

	10.18	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

	10.19	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.*

	10.20	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

	10.21	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.22	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.23	Directors’ Fee Schedule is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.24	Supplemental Retirement and Death Benefit Agreement, dated May 25, 2001, between Patriot Bank and James A. Bentley, Jr. is incorporated by reference by Exhibit 10.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.*

Exhibit Numbers		Description and Method of Filing
	10.25	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement dated April 25, 2002 is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement dated as of April 1, 2003 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. and Fourth Amendment to the 2002 Amended Servicing Agreement dated as of April 2, 2004 by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement by and between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.