Form 10-Q
period 2006-03-31
SUSQUEHANNA BANCSHARES INC
filed 2006-05-02
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                     Accelerated Filer  ☐                     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of April 20, 2006, there were 46,959,110 shares of the Registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31 2006	December 31 2005	March 31 2005
	(in thousands, except share data)
Assets
Cash and due from banks	$175,838	$196,557	$173,427
Unrestricted short-term investments	64,517	69,948	32,166

Cash and cash equivalents	240,355	266,505	205,593
Restricted short-term investments	27,979	26,336	27,045
Securities available for sale	1,204,698	1,147,862	1,227,119
Securities held to maturity (fair values approximate $6,330; $6,399; and $6,599)	6,330	6,399	6,599
Loans and leases, net of unearned income	5,042,755	5,218,659	4,990,889
Less: Allowance for loan and lease losses	53,999	53,714	53,127

Net loans and leases	4,988,756	5,164,945	4,937,762

Premises and equipment, net	88,862	88,058	87,729
Foreclosed assets	2,596	2,620	1,949
Accrued income receivable	25,491	24,223	22,799
Bank-owned life insurance	259,326	257,289	251,907
Goodwill	242,976	242,718	242,533
Intangible assets with finite lives	11,135	11,574	12,922
Investment in and receivables from unconsolidated entities	153,546	104,069	112,205
Other assets	126,017	123,409	117,134

	$7,378,067	$7,466,007	$7,253,296

Liabilities and Shareholders’ Equity
Deposits:
Demand	$902,816	$918,854	$870,302
Interest-bearing demand	1,755,688	1,774,759	1,680,066
Savings	449,310	458,906	565,449
Time	1,473,661	1,381,959	1,350,168
Time of $100 or more	774,141	774,709	640,080

Total deposits	5,355,616	5,309,187	5,106,065
Short-term borrowings	193,825	307,523	398,521
FHLB borrowings	622,674	668,666	625,393
Long-term debt	150,000	150,000	150,000
Junior subordinated debentures	22,647	22,777	23,196
Accrued interest, taxes, and expenses payable	56,033	49,836	52,483
Deferred taxes	129,123	131,789	105,925
Other liabilities	63,536	45,759	45,624

Total liabilities	6,593,454	6,685,537	6,507,207

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 46,927,699 at March 31, 2006; 46,853,193 at December 31, 2005; and 46,623,122 at March 31, 2005	93,855	93,706	93,246
Additional paid-in capital	232,401	231,085	226,863
Unearned restricted stock	(186)	0	0
Retained earnings	477,740	471,290	439,844
Accumulated other comprehensive loss, net of taxes of $(10,361); $(8,406); and $(7,465), respectively	(19,197)	(15,611)	(13,864)

Total shareholders’ equity	784,613	780,470	746,089

	$7,378,067	$7,466,007	$7,253,296

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$91,364	$79,855
Securities:
Taxable	10,847	10,630
Tax-exempt	176	481
Dividends	837	632
Short-term investments	738	304

Total interest income	103,962	91,902

Interest Expense:
Deposits:
Interest-bearing demand	10,617	5,442
Savings	622	603
Time	20,341	14,153
Short-term borrowings	2,718	1,917
FHLB borrowings	7,453	7,496
Long-term debt	2,474	2,879

Total interest expense	44,225	32,490

Net interest income	59,737	59,412
Provision for loan and lease losses	2,675	2,750

Net interest income, after provision for loan and lease losses	57,062	56,662

Noninterest Income:
Service charges on deposit accounts	5,055	4,963
Vehicle origination, servicing, and securitization fees	4,005	3,202
Asset management fees	4,768	4,384
Income from fiduciary-related activities	1,494	1,481
Commissions on brokerage, life insurance, and annuity sales	1,100	1,218
Commissions on property and casualty insurance sales	4,348	3,296
Income from bank-owned life insurance	2,168	2,272
Net (loss) gain on sale of loans and leases	3,292	3,698
Net gain on securities	(64)	121
Other	3,684	3,335

Total noninterest income	29,850	27,970

Noninterest Expenses:
Salaries and employee benefits	29,974	29,282
Occupancy	5,149	5,039
Furniture and equipment	2,485	2,348
Amortization of intangible assets	425	364
Vehicle residual value	902	2,804
Vehicle delivery and preparation	2,489	3,436
Other	19,533	18,807

Total noninterest expenses	60,957	62,080

Income before income taxes	25,955	22,552
Provision for income taxes	8,254	7,149

Net Income	$17,701	$15,403

Earnings per share:
Basic	$0.38	$0.33
Diluted	$0.38	$0.33
Cash dividends	$0.24	$0.23
Average shares outstanding:
Basic	46,874	46,609
Diluted	47,029	46,825

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Three months ended March 31,	2006	2005
Cash Flows from Operating Activities:
Net income	$17,701	$15,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,681	5,646
Provision for loan and lease losses	2,675	2,750
Realized loss (gain) on sales of available-for-sale securities, net	64	(121)
Deferred income taxes	(735)	(2,364)
Gain on sale of loans and leases	(3,292)	(3,698)
Gain on sale of other real estate owned	(108)	(43)
Mortgage loans originated for sale	(17,934)	(39,722)
Proceeds from sale of mortgage loans originated for sale	18,695	42,283
Loans and leases originated for sale, net of payments received	(74,667)	(49,040)
Net proceeds from sale of leases originated for sale	302,887	5,218
Increase in cash surrender value of bank-owned life insurance	(2,272)	(2,216)
Increase in accrued interest receivable	(1,268)	(1,138)
Increase in accrued interest payable	1,225	1,396
Increase in accrued expenses and taxes payable	4,972	11,228
Other, net	10,106	(32,845)

Net cash provided by (used in) operating activities	261,730	(47,263)

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(1,643)	145
Activity in available-for-sale securities:
Sales	38,675	49,168
Maturities, repayments and calls	7,747	64,696
Purchases	(108,336)	(119,797)
Net proceeds from sale of leases in banks’ portfolios	0	318,350
Net increase in loans and leases	(103,403)	(14,472)
Cash flows received from retained interests	5,061	5,025
Purchase of bank-owned life insurance	235	0
Acquisitions, net of cash acquired	0	(3,227)
Additions to premises and equipment	(2,983)	(6,179)

Net cash (used in) provided by investing activities	(164,647)	293,709

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	46,429	(24,617)
Net decrease in short-term borrowings	(113,698)	(22,348)
Net decrease in FHLB borrowings	(45,992)	(125,827)
Repayment of long-term debt	0	(50,000)
Proceeds from issuance of common stock	1,042	539
Tax benefit from exercise of stock options	237	0
Cash dividends paid	(11,251)	(10,718)

Net cash used in financing activities	(123,233)	(232,971)

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	(26,150)	13,475
Cash and cash equivalents at January 1	266,505	192,118

Cash and cash equivalents at March 31	$240,355	$205,593

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$43,000	$31,094
Income tax payments	$3,594	$425
Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$624	$1,241
Interests retained in securitizations	$53,253	$48,920

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	46,592,930	$93,186	$226,384	$0	$435,159	($3,035)	$751,694

Comprehensive income:
Net income					15,403		15,403
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment						(10,860)	(10,860)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect						(79)	(79)
Unrealized gain on cash flow hedges, net of tax effect						110	110

Total comprehensive income							4,574

Common stock issued under employee benefit plans (including related tax benefit of $114)	30,192	60	479				539
Cash dividends declared ($0.23 per share)					(10,718)		(10,718)

Balance at March 31, 2005	46,623,122	$93,246	$226,863	$0	$439,844	($13,864)	$746,089

Balance at January 1, 2006	46,853,193	$93,706	$231,085	$0	$471,290	($15,611)	$780,470

Comprehensive income:
Net income					17,701		17,701
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment						(2,831)	(2,831)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect						(139)	(139)
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940						(616)	(616)

Total comprehensive income							14,115

Common stock issued under employee benefit plans (including related tax benefit of $237)	66,316	133	1,133				1,266
Restricted stock issued under employee benefit plans, net of amortization	8,190	16	183	(186)			13
Cash dividends declared ($0.24 per share)					(11,251)		(11,251)

Balance at March 31, 2006	46,927,699	$93,855	$232,401	($186)	$477,740	($19,197)	$784,613

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2006 and 2005.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 71 through 80 of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation: and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon adoption of FAS No. 123(R). The guidance in the FSP was effective November 10, 2005. Susquehanna has adopted FAS 123(R) using modified prospective application and may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from its initial adoption of FAS No. 123(R) to evaluate its available transition alternatives and make its one-time election. An entity that elects the transition method described in this FSP is not required to justify the preferability of its election. Susquehanna is evaluating its options at this time.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 2. Acquisitions

Minotola National Bank

On April 21, 2006, Susquehanna acquired Minotola National Bank in a stock and cash transaction valued at approximately $165,000. The acquisition of Minotola, with total assets of $633,000 and fourteen branch locations, provides Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey.

The acquisition of Minotola is considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	March 31, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$487,036	$480,212	$405,098	$399,039
State & municipal	11,267	11,204	11,803	11,771
Mortgage-backed	597,845	573,675	623,347	602,564
Other debt securities	70,270	70,123	64,262	64,139
Equities	69,621	69,484	70,338	70,349

	1,236,039	1,204,698	1,174,848	1,147,862
Held-to-maturity:
State & municipal	6,330	6,330	6,399	6,399

Total investment securities	$1,242,369	$1,211,028	$1,181,247	$1,154,261

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31, 2006	December 31, 2005
Commercial, financial, and agricultural	$857,788	$832,695
Real estate - construction	1,013,137	934,601
Real estate secured - residential	1,346,389	1,355,513
Real estate secured - commercial	1,276,681	1,257,860
Consumer	315,751	319,925
Leases	233,009	518,065

Total loans and leases	$5,042,755	$5,218,659

Leases held for sale (included in “Leases,” above)	$44,058	$340,572
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	$15,041	$0
The net investment in direct financing leases was as follows:
Minimum lease payments receivable	$227,914	$321,798
Estimated residual value of leases	37,864	259,462
Unearned income under lease contracts	(32,769)	(63,195)

Total leases	$233,009	$518,065

An analysis of impaired loans, as of March 31, 2006 and December 31, 2005, is as follows:
Impaired loans without a related reserve	$2,234	$1,731
Impaired loans with a reserve	1,746	2,066

Total impaired loans	$3,980	$3,797

Reserve for impaired loans	$1,016	$1,312

An analysis of impaired loans, for the three-month periods ended March 31, 2006 and 2005, is as follows:
	Three Months Ended March 31,
	2006	2005
Average balance of impaired loans	$3,692	$5,823
Interest income on impaired loans (cash-basis)	35	13

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	March 31, 2006	December 31, 2005
Securities sold under repurchase agreements	$193,632	$206,502
Federal funds purchased	0	96,200
Treasury tax and loan notes	193	4,821

Total short-term borrowings	$193,825	$307,523

Long-term debt was as follows:
Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Junior subordinated notes callable 2007	22,647	22,777

Total long-term debt	$172,647	$172,777

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005.

	For the three months ended March 31
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$17,701	46,874	$0.38	$15,403	46,609	$0.33
Effect of Diluted Securities:
Stock options and restricted shares outstanding		155			216

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$17,701	47,029	$0.38	$15,403	46,825	$0.33

For the three months ended March 31, 2006 and 2005, average options to purchase 1,033 and 511 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On January 1, 2006, Susquehanna adopted FAS No. 123(R), “Share-Based Payment.” As a result, compensation cost related to share-based payment transactions is now recognized in Susquehanna's financial statements using modified prospective application. For the three months ended March 31, 2006, share-based compensation expense totaling $144 has been included in salaries and employee benefits expense in the Consolidated Statement of Income.

Prior to adopting FAS No. 123(R), Susquehanna’s stock-based compensation was accounted for using the intrinsic value method set forth in the now-superseded APB Opinion 25. Under APB 25, no compensation expense was recognized. Pursuant to the disclosure requirements of FAS No. 123(R), pro forma net income and earnings per share for the three-month period ended March 31, 2005 are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors for past service. The fair value of the options on the date of grant was $4.35, and the options vested immediately.

For the three months ended March 31, 2005
Net income, as reported	$15,403
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	708

Pro forma net income	$14,695

Earnings per share:
Basic - as reported	$0.33
Basic - pro forma	$0.32

Diluted - as reported	$0.33
Diluted - pro forma	$0.31

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

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Subject to adjustment in certain circumstances, the 2005 Plan authorized up to 2,000 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, restricted stock options, restricted stock grants, restricted stock unit grants, and stock appreciation rights. The exercise price of any stock option granted under the 2005 Plan will be the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years. Options typically will vest one- third at the end of years three, four and five.

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

On December 14, 2005, the Board or Directors of Susquehanna approved the accelerated vesting, effective as of December 15, 2005, of all unvested stock options granted to employees and directors in 2002 and 2004. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in Susquehanna's income statement in future periods as a result of the adoption of FAS No. 123(R) in January 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table. Expected volatilities are based on the historical volatility of Susquehanna stock, based on the monthly high stock price over the past six years. The expected term of options granted is based upon historical exercise behavior of all employees and directors. The risk-free rate is based on zero coupon treasury rates in effect on the grant date of the options.

	2006	2005	2004
Volatility	21.44%	20.60%	21.37%
Expected dividend yield	3.80%	3.80%	3.60%
Expected term (in years)	6	7	7
Risk-free rate	4.30%	4.28%	3.65%

A summary of option activity under the Plans as of March 31, 2006, is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at January 1, 2006	1,697	$20.77
Granted	275	24.34
Forfeited	11	22.24
Exercised	64	13.85

Outstanding at March 31, 2006	1,897	$21.54	5.9

Exercisable at March 31, 2006	1,303	$20.95	4.8

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $4.24, $4.35, and $4.38, respectively. The total intrinsic value of options exercised during 2006 and the years ended December 31, 2005 and 2004, was $678, $1,848, and $2,957, respectively.

A summary of the status of Susquehanna’s nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006 is presented below:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2006	330	$3.89
Granted	275	4.24
Vested	0	0
Forfeited	11	4.03

Nonvested at March 31, 2006	594	$4.05

As of March 31, 2006, there was $1,765 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2011.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended March 31
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$933	$840	$96	$86
Interest cost	1,054	992	105	93
Expected return on plan assets	(1,468)	(1,327)	0	0
Amortization of prior service cost	21	(14)	12	12
Amortization of transition obligation (asset)	(17)	(17)	28	28
Amortization of net actuarial (gain) or loss	239	220	11	6

Net periodic benefit cost	$762	$694	$252	$225

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $117 to its pension plans and $247 to its other postretirement benefit plan in 2006. As of March 31, 2006, $30 of contributions have been made to its pension plans, and $80 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $87 to fund its pension plans in 2006 for a total of $117, and $168 to its other postretirement benefit plan for a total of $247.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2006, is as follows:

Balance as of January 1, 2006	$242,718
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	258

Balance at March 31, 2006	$242,976

NOTE 10. Derivative Financial Instruments and Hedging Activities

On March 16, 2005, Susquehanna entered into a $219,836 amortizing interest rate swap; and subsequently, Susquehanna entered into three incremental swaps totaling $109,791. For purposes of Susquehanna’s consolidated financial statements, the $329,627 amortizing interest rate swaps were designated as cash flow hedges of expected future cash flows associated with a forecasted sale of auto leases. This transaction was subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” On March 14, 2006, the swaps were terminated, and Susquehanna received payment of $2,688 from the swap counterparty. On March 22, 2006, the forecasted sale of auto leases occurred, and the $940 reported in accumulated other comprehensive income at December 31, 2005 was reclassified to gain on sale of loans and leases.

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in cash flow attributable to changes in the LIBOR swap rate.

Prospective effectiveness evaluations are performed by qualitatively assessing that the critical terms of the swaps and hedged transactions still match, and a review of the credit quality of the swap counterparty is periodically performed to evaluate whether it is probable that the swap counterparty will not default. At March 31, 2006, the hedges were assessed as effective.

The following table summarizes our derivative financial instruments at March 31, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$25,000	$635	Three-month LIBOR	3.935%
25,000	1,032	Three-month LIBOR	4.083%

$50,000	$1,667

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. In 2005, Susquehanna entered into a term securitization transaction in which it sold a portfolio of home equity line of credit loans. In all those securitizations, Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees and rights to future cash flows arising after the investors have received the return for which they contracted. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan portfolio and to manage capital.

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

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Three Months Ended March 31
					Net Credit Losses (Recoveries)
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	2006	2005
Loans and leases held in portfolio	$5,042,755	$5,218,659	$59,971	$80,592	$2,390	$3,716
Leases securitized	867,626	576,890	467	848	73	(20)
Home equity lines of credit securitized	203,265	221,930	64	208	6	0
Leases serviced for others (1)	482,233	509,831	2,498	2,451	(17)	36

Total loans and leases serviced	$6,595,879	$6,527,310	$63,000	$84,099	$2,452	$3,732

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Three Months Ended March 31
	2006	2005
Proceeds from securitizations	$302,887	$323,568
Amounts derecognized	356,140	372,488
Servicing fees received	1,741	1,454
Other cash flows received from retained interests	5,061	5,025

	Three Months Ended March 31
Home Equity Lines of Credit	2006	2005
Proceeds from securitizations	$0	$0
Amounts derecognized	0	0
Additional draws conveyed to the trust	13,437	0
Servicing fees received	271	0
Other cash flows received from retained interests	0	0

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2006 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

As of March 31, 2006

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strip	$660	22	3.00%	0.05%	5.26%
Decline in fair value of 10% adverse change			$9	$28	$6
Decline in fair value of 20% adverse change			18	56	12
2005 transaction - Interest-Only Strip	$1,152	13	3.00%	0.05%	3.99%
Decline in fair value of 10% adverse change			$14	$13	$0
Decline in fair value of 20% adverse change			20	25	1
2004 revolving transaction - Interest-Only Strip	$373	22	3.00%	0.00%	5.28%
Decline in fair value of 10% adverse change			$1	$0	$1
Decline in fair value of 20% adverse change			2	0	2
2003 revolving transaction - Interest-Only Strip	$0	14	2.00%	0.00%	5.28%
Decline in fair value of 10% adverse change			$0	$0	$0
Decline in fair value of 20% adverse change			0	0	0
2003 transaction - Interest-Only Strip	$671	3	5.00%	0.00%	2.13%
Decline in fair value of 10% adverse change			$0	$0	$0
Decline in fair value of 20% adverse change			0	0	0

Home Equity Lines of Credit	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)
2005 transaction - Interest-Only Strips	$7,654	29	48.00%	0.15%	6.50%
Decline in fair value of 10% adverse change			$468	$46	$152
Decline in fair value of 20% adverse change			853	92	299

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.

(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Patriot Bank and subsidiaries, (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Subsequent Event

On April 19, 2006, we completed a private placement to an institutional investor of $50.0 million of fixed/floating rate trust preferred securities, through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1 (the “Trust”). The trust preferred securities mature in June 2036, are redeemable at our option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%.

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $51.5 million in aggregate principal amount of our fixed/floating rate junior subordinated notes. The net proceeds to us from the sale of the notes to the Trust will be used to finance our acquisition of Minotola National Bank.

The notes were issued pursuant to a Junior Subordinated Indenture, dated April 19, 2006, between us, as issuer, and the trustee. Like the trust preferred securities, the notes bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. Our interest payments will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities. However, so long as no event of default, as described below, has occurred under the notes, we may defer interest payments on the notes (in which case the Trust will be entitled to defer distributions otherwise due on the trust preferred securities) for up to twenty quarters.

The notes are subordinated to the prior payments of any of our other indebtedness that, by its terms, is not similarly subordinated. The trust preferred securities will be recorded as a long-term liability on our balance sheet; however, for regulatory purposes the trust preferred securities will be treated as Tier 1 or Tier 2 capital under rulings of the Federal Reserve Board, our primary federal regulatory agency.

The notes mature on June 15, 2036, but may be redeemed at the Company’s option at any time on or after June 15, 2011 or at any time upon certain events, such as a change in the regulatory capital treatment of the notes, the Trust being deemed an investment company or the occurrence of certain adverse tax events. Except upon the occurrence of certain events described above, we may redeem the notes at their aggregate principal amount, plus accrued and unpaid interest, if any. If the notes are redeemed in connection with the certain events described above, if the redemption occurs before the Interest Payment Date in June 2011, the redemption price will be the greater of 107.5% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest) on the notes to the redemption date, or as determined by the quotation agent, the sum of the present values of the scheduled payments of principal and interest on the notes during the fixed-rate-period remaining life of the Debentures (assuming the notes matured on the interest payment date in June 2011) discounted to the redemption date on a quarterly basis at the Treasury Rate, plus accrued and unpaid interest (including additional interest) on the notes to such redemption date, or if the redemption date occurs on or after the interest payment date in June 2011, 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest (including any additional interest) on such notes to the redemption date.

The notes may be declared immediately due and payable at the election of the trustee or holders of 25% of aggregate principal amount of outstanding notes upon the occurrence of any event of default. An event of default generally means a default in the payment of any interest following our deferral of interest payments by twenty consecutive quarters, a default in the payment of the principal amount of the notes at maturity, a default in our performance, or breach, of any covenant or warranty in the Indenture which is not cured within sixty days, the institution of any bankruptcy or similar proceedings by or against us or the liquidation or winding up of the Trust, other than as contemplated in the Indenture.

We also have entered into a Guarantee Agreement, dated April 19, 2006, pursuant to which we have agreed to guarantee the payment by the Trust of distributions of the trust preferred securities, and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the note from us for the purpose of paying those distributions or the principal amount of the trust preferred securities.

Acquisitions

Minotola National Bank

On April 21, 2006, we acquired Minotola National Bank in a stock and cash transaction valued at approximately $165 million. The acquisition of Minotola, with total asset of $633 million and fourteen branch locations, provides us with an opportunity to expand our franchise into high-growth markets in southern New Jersey.

The acquisition of Minotola is considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

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

Results of Operations

Summary of 2006 Compared to 2005

Net income for the first quarter of 2006, was $17.7 million, an increase of $2.3 million, or 14.9%, over net income of $15.4 million for the first quarter of 2005. Net interest income increased 0.6%, to $59.7million for the first quarter of 2006, from $59.4 million for the first quarter of 2005. Non-interest income increased 6.7%, to $29.9 million for the first quarter of 2006, from $28.0 million for the first quarter of 2005. Non-interest expenses decreased 1.8%, to $61.0 million for the first quarter of 2006, from $62.1 million for the first quarter of 2005.

Additional information is as follows:

	Three Months Ended March 31,
	2006	2005
Diluted Earnings per Share	$0.38	$0.33
Return on Average Assets	0.96%	0.83%
Return on Average Equity	9.19%	8.35%
Return on Average Tangible Equity (1)	13.83%	12.85%
Efficiency Ratio	67.67%	70.47%
Efficiency Ratio excluding Hann (1)	61.88%	61.28%
Net Interest Margin	3.76%	3.71%

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

Return on average equity (GAAP basis)	9.19%	8.35%
Effect of excluding average intangible assets and related amortization	4.64%	4.50%
Return on average tangible equity	13.83%	12.85%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effects of our auto leasing subsidiary, Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

Efficiency ratio (GAAP basis)	67.67%	70.47%
Effect of excluding Hann	5.79%	9.19%
Efficiency ratio excluding Hann	61.88%	61.28%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential - taxable equivalent basis

	For the Three-Month Period Ended March 31, 2006			For the Three-Month Period Ended March 31, 2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short - term investments	$72,452	$738	4.13	$57,294	$304	2.15
Investment securities:
Taxable	1,174,068	11,685	4.04	1,203,399	11,262	3.80
Tax - advantaged	17,744	269	6.15	41,889	740	7.16

Total investment securities	1,191,812	11,954	4.07	1,245,288	12,002	3.91

Loans and leases, (net):
Taxable	5,168,004	90,616	7.11	5,182,080	79,008	6.18
Tax - advantaged	69,022	1,151	6.76	85,298	1,303	6.20

Total loans and leases	5,237,026	91,767	7.11	5,267,378	80,311	6.18

Total interest - earning assets	6,501,290	$104,459	6.52	6,569,960	$92,617	5.72

Allowance for loan and lease losses	(54,388)			(53,841)
Other non - earning assets	996,407			970,556

Total assets	$7,443,309			$7,486,675

Liabilities
Deposits:
Interest - bearing demand	$1,745,682	$10,617	2.47	$1,738,757	$5,442	1.27
Savings	450,149	622	0.56	562,487	603	0.43
Time	2,209,693	20,341	3.73	1,986,594	14,153	2.89
Short - term borrowings	307,122	2,718	3.59	394,445	1,917	1.97
FHLB borrowings	692,962	7,453	4.36	807,935	7,496	3.76
Long - term debt	172,732	2,474	5.81	190,457	2,879	6.13

Total interest - bearing liabilities	5,578,340	$44,225	3.22	5,680,675	$32,490	2.32

Demand deposits	869,721			869,561
Other liabilities	214,100			188,299

Total liabilities	6,662,161			6,738,535
Equity	781,148			748,140

Total liabilities and shareholders’ equity	$7,443,309			$7,486,675

Net interest income / yield on average earning assets		$60,234	3.76		$60,127	3.71

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased slightly to $59.7 million in the first quarter of 2006, as compared to $59.4 million for the same period in 2005. Net interest income as a percentage of net interest income plus other income was 66.7% for the quarter ended March 31, 2006, and 68.0% for the quarter ended March 31, 2005.

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

The $0.3 million increase in our net interest income for the first quarter of 2006, as compared to the first quarter of 2005, was primarily the result of our net interest margin improving from 3.71% for the first quarter of 2005, to 3.76% for the first quarter of 2006. This increase in net interest margin was due to a rising interest-rate environment with Susquehanna being an asset-sensitive institution.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.7 million for the first quarter of 2006, and $2.8 million for the first quarter of 2005. This $0.1 million decrease in the provision is the result of a $1.3 million decrease in net charge-offs. The allowance for loan and lease losses was 1.07% of period-end loans and leases, or $54.0 million at March 31, 2006, and 1.06% of period-end loans and leases, or $53.1 million, at March 31, 2005.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at March 31, 2006. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at March 31, 2006.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2006	2005
Balance - Beginning of period	$53,714	$54,093
Additions charged to operating expenses	2,675	2,750

	56,389	56,843

Charge-offs	(3,525)	(4,691)
Recoveries	1,135	975

Net charge-offs	(2,390)	(3,716)

Balance - Period end	$53,999	$53,127

Net charge-offs as a percent of average loans and leases (annualized)	0.19%	0.29%
Allowance as a percent of period-end loans and leases	1.07%	1.06%
Average loans and leases	$5,237,026	$5,267,378
Period-end loans and leases	5,042,755	4,990,889

TABLE 3 - Risk Assets

	March 31, 2006	December 31, 2005	March 31, 2005
Nonperforming assets:
Nonaccrual loans and leases	$16,355	$17,392	$19,085
Restructured loans	$2,393	0	0
Other real estate owned	2,596	2,620	1,949

Total nonperforming assets	$21,344	$20,012	$21,034

As a percent of period-end loans and leases plus other real estate owned	0.42%	0.38%	0.42%
Coverage ratio	288.03%	308.84%	278.37%
Loans and leases contractually past due 90 days and still accruing	$6,100	$8,998	$10,018

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 33.3% for the first quarter of 2006 and 32.0% for the first quarter of 2005.

Noninterest income increased $1.9 million, or 6.7%, for the first quarter of 2006, over the first quarter of 2005. This net increase is composed primarily of the following:

•	Increased vehicle origination, servicing, and securitization fees of $0.8 million; and

•	Increased commissions on property and casualty insurance sales of $1.1 million.

Vehicle origination, securitization, and servicing fees. The 25.1% increase in vehicle origination, servicing, and securitization fees was primarily due to higher origination and securitization fees.

Commissions on property and casualty insurance sales. The 31.9% increase in commissions on property and casualty insurance sales for the first quarter of 2006 can be attributed to new business and better than expected contingency fee income.

Noninterest Expenses

Noninterest expenses decreased $1.1 million, or 1.8%, from $62.1 million for the first quarter of 2005, to $61.0 million for the first quarter of 2006. This net decrease is composed primarily of the following:

•	Increased salaries and employee benefits of $0.7 million;

•	Decreased vehicle residual value expense of $1.9 million; and

•	Decreased vehicle delivery and preparation expense of $0.9 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 2.4% from the first quarter of 2005, compared to the first quarter of 2006. The increase in salaries and benefits was primarily the result of normal annual salary increases and higher benefit costs. In addition, $0.1 million was recorded as share-based compensation expense as a result of our adoption of FAS No. 123(R), “Share-based Payment” on January 1, 2006.

Vehicle residual value expense. The 67.8% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006.

Vehicle delivery and preparation expense. The 27.6% decrease in these expenses is the result of efficiencies recognized through the operation of the new reconditioning center at Auto Lenders and fewer off-lease vehicles being returned to Hann.

Income Taxes

Our effective tax rate for the first quarter of 2006 was 31.8% and 31.7% for the first quarter of 2005.

Financial Condition

Summary of 2006 Compared to 2005

Total assets at March 31, 2006 were $7.4 billion, a decrease of 1.2%, as compared to total assets of $7.5 billion at December 31, 2005. Loans and leases decreased to $5.0 billion at March 31, 2006, from $5.2 billion at

December 31, 2005. Equity capital was $784.6 million at March 31, 2006, or $16.72 per share, compared to $780.5 million, or $16.66 per share, at December 31, 2005.

Loans and Leases

In March 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $356.1 million. Internal growth in the loan and lease portfolio during the first quarter of 2006 was approximately $178.1 million. As a result, loans and leases decreased $175.9 million, from December 31, 2005, to March 31, 2006.

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $17.4 million at December 31, 2005, to $16.4 million at March 31, 2006. Loans and leases past due 90 days or more and still accruing interest decreased, from $9.0 million at December 31, 2005, to $6.1 million at March 31, 2006. The percentage of non-performing assets to period-end loans and leases plus other real estate owned increased from 0.38% at December 31, 2005, to 0.42% at March 31, 2006, as a result of a $2.4 million addition to restructured loans. Consequently, the percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) decreased from 308.8% at December 31, 2005, to 288.0% at March 31, 2006.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in March 2006, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $53.3 million, representing notes and equity certificates of the issuer.

Borrowings

Short-term borrowings decreased $113.7 million, and Federal Home Loan Bank borrowings decreased $46.0 million, from December 31, 2005, to March 31, 2006. These decreases were accomplished through the utilization of proceeds received in the March 2006 securitization transaction.

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

The minimum Tier 1 capital ratio is 4%; our ratio at March 31, 2006, was 8.72%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at March 31, 2006, was 11.83%. The minimum leverage ratio is 4%; our leverage ratio at March 31, 2006, was 7.93%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2006, our bank subsidiaries had approximately $685.9 million available to them under collateralized lines of credit with various FHLBs; and approximately $403.1 million more would be available provided that additional collateral would have been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $64.5 million at March 31, 2006 and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). In March 2006, we entered into a term securitization transaction of leases and related vehicles. The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. As of March 31, 2006, net proceeds from this transaction totaled $302.9 million.

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

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap; and subsequently, we entered into three incremental swaps totaling $109.8 million. For purposes of our consolidated financial statements, the $329.6 million amortizing interest rate swaps were designated as cash flow hedges of expected future cash flows associated with a forecasted sale of auto leases. This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” On March 14, 2006, the swaps were terminated, and we received payment of $2.7 million from the swap counterparty. On March 22, 2006, the forecasted sale of auto leases occurred, and the $0.9 million reported in other comprehensive income at December 31, 2005, was reclassified to gain on sale of loans and leases.

In June 2005, we entered into two $25.0 interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate.

The following table summarizes our derivative financial instruments at March 31, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
	(dollars in thousands)
$25,000	$635	Three-month LIBOR	3.935%
25,000	1,032	Three-month LIBOR	4.083%

$50,000	$1,667

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

Securitizations and Off-Balance Sheet Financings

The following table summarized our securitization and off-balance sheet financings:

	As of March 31, 2006	As of March 31, 2005
	(dollars in thousands)
Lease Securitization Transactions*	$867,626	$765,515
HELOC Securitization Transactions*	203,265	0
Agency Arrangements and Lease Sales*	391,926	338,385
Sale-Leaseback Transactions*	90,307	108,047
Leases and Loans Held in Portfolio	5,042,755	4,990,889

Total Leases and Loans Serviced	$6,595,879	$6,202,836

*	Off-balance sheet

Securitization Transactions

As of March 31, 2006, the aggregate fair value of all recorded interest-only strips in connection with securitizations was $10.5 million. For a description of the accounting policies for measuring the interest-only strips, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the interest-only strips, see “Note 1 – Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and “Note 11, Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of 2006 Securitization Transaction

In March 2006, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2006 transaction”). In connection with the 2006 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $356.1 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2006 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $311.9 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $10.5 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded interest-only strip for this transaction was $0.7 million.

Summary of Prior Years’ Securitization Transactions

HELOCs

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

The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at March 31, 2006, was $7.7 million.

Leases

In March 2005, each of our wholly owned commercial and retail banking subsidiaries entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE. Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The initial recorded interest-only strip for this transaction was $2.3 million, and the fair value of this interest-only strip at March 31, 2006, was $1.2 million.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during the first quarter of 2006. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of this interest-only strip at March 31, 2006 was $0.4 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded interest-only strip for this transaction was $12.0 million, and the fair value of this interest-only strip at March 31, 2006 was $0.7 million.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At March 31, 2006, the total residual value of the vehicles in the portfolio for this transaction was $22.4 million, and our maximum obligation under the Residual Interest Agreement at March 31, 2006, was $2.7 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at March 31, 2006.

Sale-leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $90.3 million at March 31, 2006. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At March 31, 2006, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $43.7 million.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of March 31, 2006.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at March 31, 2006 was $2.7 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at March 31, 2006.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Susquehanna’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), including a review of the remediation plan and the changes to our disclosure controls and procedures described below, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

Status of Remediation of Material Weakness in Internal Control

As reported in Item 9A of our Form 10-K/A for the fiscal year ended December 31, 2005, management concluded that as of December 31, 2005, our disclosure controls and procedures were ineffective due to an internal control deficiency that constituted a material weakness in our internal control over financial reporting. Our controls did not ensure that our presentation of cash flows relating to the origination, repayment and disposition of vehicle leases was in accordance with generally accepted accounting principles. Specifically, shortly after the Audit Committee approved the originally filed Form 10-K for the fiscal year ended December 31, 2005, erroneous changes were made to the consolidated statements of cash flows by our financial reporting unit without notifying our Chief Financial Officer, as required by our internal control procedures, on the basis that the changes were considered to be appropriate and immaterial. As a result, the originally filed 2005 Form 10-K included erroneous changes to the consolidated statements of cash flows that were not approved by our Chief Financial Officer or our Audit Committee.

As of the end of the period covered by this report, management implemented additional internal control procedures in order to address the identified material weakness in our internal control over financial reporting. Specifically, during the fiscal first quarter, we implemented the following supplemental procedures, which were made a part of our corporate governance and financial reporting process and which:

•	institute additional levels of review by executive management, the Disclosure Committee and our financial reporting unit of all financial information presented in quarterly and annual reports on Forms 10-Q and 10-K; and

•	detail the approval process of, and limit how changes may be made to such reports subsequent to approval by our Audit Committee.

(b)	Change in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Description of (i) grants of nonqualified stock options to Susquehanna’s directors and named executive officers; (ii) cash bonus awards to Susquehanna’s named executive officers; and (iii) grants of restricted stock awards to Susquehanna’s named executive officers, is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.2	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.3	Employment Agreement, dated January 23, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.4	Description of cash bonus payment to Bernard A. Francis, Jr. is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 30, 2006.

10.5	Description of base salaries for the year ended December 31, 2006 for Susquehanna’s named executive officers is incorporated by reference to Item1.01 of Susquehanna’s Current Report on Form 8-K, filed February 13, 2006.

10.6	Susquehanna’s Director Compensation Schedule, effective as of January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 2, 2006	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

May 2, 2006	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Description of (i) grants of nonqualified stock options to Susquehanna’s directors and named executive officers; (ii) cash bonus awards to Susquehanna’s named executive officers; and (iii) grants of restricted stock awards to Susquehanna’s named executive officers, is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.2	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.3	Employment Agreement, dated January 23, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.

10.4	Description of cash bonus payment to Bernard A. Francis, Jr. is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 30, 2006.

10.5	Description of base salaries for the year ended December 31, 2006 for Susquehanna’s named executive officers is incorporated by reference to Item1.01 of Susquehanna’s Current Report on Form 8-K, filed February 13, 2006.

10.6	Susquehanna’s Director Compensation Schedule, effective as of January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications