Form 10-Q
period 2006-06-30
SUSQUEHANNA BANCSHARES INC
filed 2006-08-03
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

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

As of July 26, 2006, there were 51,799,304 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30 2006	December 31 2005	June 30 2005
	(in thousands, except share data)
Assets
Cash and due from banks	$203,151	$196,557	$199,906
Unrestricted short-term investments	48,551	69,948	30,215

Cash and cash equivalents	251,702	266,505	230,121
Restricted short-term investments	29,086	26,336	27,715
Securities available for sale	1,250,948	1,147,862	1,155,221
Securities held to maturity (fair values approximate $6,261; $6,399; and $6,533)	6,261	6,399	6,533
Loans and leases, net of unearned income	5,743,859	5,218,659	5,164,456
Less: Allowance for loan and lease losses	60,138	53,714	53,927

Net loans and leases	5,683,721	5,164,945	5,110,529

Premises and equipment, net	106,410	88,058	88,846
Foreclosed assets	2,530	2,620	2,218
Accrued income receivable	28,869	24,223	22,431
Bank-owned life insurance	259,502	257,289	253,166
Goodwill	332,095	242,718	242,718
Intangible assets with finite lives	20,641	11,574	12,535
Investment in and receivables from unconsolidated entities	147,317	104,069	108,058
Other assets	137,083	123,409	107,333

	$8,256,165	$7,466,007	$7,367,424

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,019,976	$918,854	$892,605
Interest-bearing demand	1,839,089	1,774,759	1,662,367
Savings	540,011	458,906	529,930
Time	1,646,010	1,381,959	1,381,929
Time of $100 or more	872,225	774,709	636,989

Total deposits	5,917,311	5,309,187	5,103,820
Short-term borrowings	360,430	307,523	367,521
FHLB borrowings	621,949	668,666	759,818
Long-term debt	150,041	150,000	150,000
Junior subordinated debentures	72,515	22,777	23,031
Accrued interest, taxes, and expenses payable	61,919	49,836	60,864
Deferred taxes	122,132	131,789	105,362
Other liabilities	44,939	45,759	38,100

Total liabilities	7,351,236	6,685,537	6,608,516

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 51,798,970 at June 30, 2006; 46,853,193 at December 31, 2005; and 46,694,324 at June 30, 2005	103,598	93,706	93,389
Additional paid-in capital	339,870	231,085	228,240
Unearned restricted stock	(74)	0	0
Retained earnings	484,659	471,290	447,821
Accumulated other comprehensive loss, net of taxes of $(12,451); $(8,406); and $(5,676), respectively	(23,124)	(15,611)	(10,542)

Total shareholders’ equity	904,929	780,470	758,908

	$8,256,165	$7,466,007	$7,367,424

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$100,796	$81,463	$192,160	$161,318
Securities:
Taxable	12,549	10,643	23,396	21,272
Tax-exempt	187	332	363	813
Dividends	914	704	1,751	1,336
Short-term investments	847	382	1,585	686

Total interest income	115,293	93,524	219,255	185,425

Interest Expense:
Deposits:
Interest-bearing demand	12,243	5,754	22,860	11,196
Savings	1,324	562	1,946	1,165
Time	23,975	15,164	44,314	29,317
Short-term borrowings	2,970	2,218	5,688	4,135
FHLB borrowings	5,559	7,495	13,012	14,990
Long-term debt	3,113	2,429	5,588	5,308

Total interest expense	49,184	33,622	93,408	66,111

Net interest income	66,109	59,902	125,847	119,314
Provision for loan and lease losses	1,275	2,480	3,950	5,230

Net interest income, after provision for loan and lease losses	64,834	57,422	121,897	114,084

Noninterest Income:
Service charges on deposit accounts	6,592	5,329	11,648	10,292
Vehicle origination, servicing, and securitization fees	5,150	4,631	9,155	7,833
Asset management fees	4,633	4,442	9,401	8,826
Income from fiduciary-related activities	1,531	1,465	3,025	2,946
Commissions on brokerage, life insurance, and annuity sales	1,147	1,041	2,247	2,259
Commissions on property and casualty insurance sales	2,762	2,658	7,109	5,954
Income from bank-owned life insurance	2,615	2,255	4,784	4,527
Net gain on sale of loans and leases	2,014	872	5,307	4,570
Net gain on sale of bank branches	0	638	0	638
Net (loss) gain on securities	(20)	3,259	(84)	3,380
Other	5,654	3,633	9,337	6,968

Total noninterest income	32,078	30,223	61,929	58,193

Noninterest Expenses:
Salaries and employee benefits	32,531	27,187	62,505	56,469
Occupancy	5,135	4,580	10,284	9,619
Furniture and equipment	2,821	2,640	5,306	4,988
Amortization of intangible assets	546	389	971	754
Vehicle residual value	920	2,445	1,822	5,249
Vehicle delivery and preparation	2,558	3,013	5,047	6,448
Other	23,883	19,783	43,419	38,590

Total noninterest expenses	68,394	60,037	129,354	122,117

Income before income taxes	28,518	27,608	54,472	50,160
Provision for income taxes	9,178	8,902	17,431	16,051

Net Income	$19,340	$18,706	$37,041	$34,109

Earnings per share:
Basic	$0.38	$0.40	$0.76	$0.73
Diluted	$0.38	$0.40	$0.76	$0.73
Cash dividends	$0.24	$0.23	$0.48	$0.46
Average shares outstanding:
Basic	50,697	46,652	48,796	46,631
Diluted	50,820	46,837	48,938	46,831

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Six months ended June 30,	2006	2005

Cash Flows from Operating Activities:
Net income	$37,041	$34,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,761	9,701
Provision for loan and lease losses	3,950	5,230
Realized loss (gain) on sales of available-for-sale securities, net	84	(3,380)
Deferred income taxes	(703)	(4,645)
Gain on sale of loans and leases	(5,307)	(4,570)
Gain on sale of other real estate owned	(86)	(60)
Gain on sale of branch	0	(638)
Mortgage loans originated for sale	(46,732)	(68,960)
Proceeds from sale of mortgage loans originated for sale	46,630	70,020
Loans and leases originated for sale, net of payments received	(183,845)	(155,006)
Net proceeds from sale of leases originated for sale	302,887	5,218
Increase in cash surrender value of bank-owned life insurance	(4,784)	(3,475)
Increase in accrued interest receivable	(2,445)	(770)
Increase (decrease) in accrued interest payable	302	(171)
Increase in accrued expenses and taxes payable	10,150	19,810
Other, net	(16,635)	(30,254)

Net cash provided by (used in) operating activities	148,268	(127,841)

Cash Flows from Investing Activities:
Net increase in restricted short-term investments	(2,750)	(525)
Activity in available-for-sale securities:
Sales	92,763	125,463
Maturities, repayments and calls	41,621	137,729
Purchases	(193,179)	(188,296)
Net proceeds from sale of leases in banks' portfolios	0	318,350
Net increase in loans and leases	(212,836)	(82,042)
Cash flows received from retained interests	12,837	8,186
Proceeds from bank-owned life insurance	2,571	0
Acquisitions, net of cash and cash equivalents acquired	(15,379)	(3,227)
Additions to premises and equipment	(7,688)	(9,672)

Net cash (used in) provided by investing activities	(282,040)	305,966

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	82,997	(18,939)
Sale of branch, net of premium received	0	(6,861)
Net increase (decrease) in short-term borrowings	52,907	(53,347)
Net (decrease) increase in FHLB borrowings	(46,717)	8,598
Repayment of long-term debt	0	(50,000)
Proceeds from issuance of junior subordinated debentures	50,000	0
Proceeds from issuance of common stock	3,118	1,874
Tax benefit from exercise of stock options	336	0
Cash dividends paid	(23,672)	(21,447)

Net cash provided by (used in) financing activities	118,969	(140,122)

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	(14,803)	38,003
Cash and cash equivalents at January 1	266,505	192,118

Cash and cash equivalents at June 30	$251,702	$230,121

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$93,106	$65,941
Income tax payments	$6,958	$1,990

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$1,024	$2,840
Interests retained in securitizations	$53,665	$48,920
Acquisition of Minotola National Bank:
Common stock issued	$115,149	$0
Fair value of assets acquired (noncash)	$653,339	$0
Liabilities assumed	$522,811	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	46,592,930	$93,186	$226,384	$0	$435,159	($3,035)	$751,694

Comprehensive income:
Net income					34,109		34,109
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment						(6,376)	(6,376)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect						20	20
Unrealized loss on cash flow hedges, net of tax effect						(1,151)	(1,151)

Total comprehensive income							26,602

Common stock issued under employee benefit plans (including related tax benefit of $167)	80,382	161	1,430				1,591
Common stock issued under contingent earnings agreement	21,012	42	426				468
Cash dividends declared ($0.46 per share)					(21,447)		(21,447)

Balance at June 30, 2005	46,694,324	$93,389	$228,240	$0	$447,821	($10,542)	$758,908

Balance at January 1, 2006	46,853,193	$93,706	$231,085	$0	$471,290	($15,611)	$780,470

Comprehensive income:
Net income					37,041		37,041
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment						(8,302)	(8,302)
Change in unrealized gain on recorded interests in securitized assets, net of tax effect						999	999
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940						(210)	(210)

Total comprehensive income							29,528

Common stock issued in acquisition	4,797,870	9,596	105,553				115,149
Common stock issued under employee benefit plans (including related tax benefit of $336)	139,717	280	3,049				3,329
Restricted stock issued under employee benefit plans, net of amortization	8,190	16	183	(74)			125
Cash dividends declared ($0.48 per share)					(23,672)		(23,672)

Balance at June 30, 2006	51,798,970	$103,598	$339,870	$(74)	$484,659	$(23,124)	$904,929

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2006 and 2005.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 71 through 80 of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS. No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FASB Interpretation No. 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Susquehanna is evaluating the impact of this Interpretation on results of operations and financial condition.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

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

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation: and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon adoption of FAS No. 123(R). The guidance in the FSP was effective November 10, 2005. Susquehanna adopted FAS 123(R) using modified prospective application and has calculated it’s pool of windfall tax benefits in accordance with the guidance in FAS No. 123(R).

NOTE 2. Acquisitions

Minotola National Bank

On April 21, 2006, Susquehanna acquired Minotola National Bank in a stock and cash transaction valued at approximately $172,000. The acquisition of Minotola, with total assets of $607,000 and fourteen branch locations, provides Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in Susquehanna’s consolidated financial statements.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	June 30, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$740	$740	$0	$0
U.S. Government agencies	531,922	522,229	405,098	399,039
State & municipal	11,121	11,005	11,803	11,771
Mortgage-backed	604,807	575,457	623,347	602,564
Other debt securities	70,280	70,076	64,262	64,139
Equities	71,838	71,441	70,338	70,349

	1,290,708	1,250,948	1,174,848	1,147,862

Held-to-maturity:
State & municipal	6,261	6,261	6,399	6,399

Total investment securities	$1,296,969	$1,257,209	$1,181,247	$1,154,261

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	June 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$948,068	$832,695
Real estate - construction	1,075,954	934,601
Real estate secured - residential	1,476,250	1,355,513
Real estate secured - commercial	1,558,151	1,257,860
Consumer	317,115	319,925
Leases	368,321	518,065

Total loans and leases	$5,743,859	$5,218,659

Leases held for sale (included in “Leases,” above)	$127,112	$340,572
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	$41,165	$0

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$323,057	$321,798
Estimated residual value of leases	97,159	259,462
Unearned income under lease contracts	(51,895)	(63,195)

Total leases	$368,321	$518,065

An analysis of impaired loans, as of June 30, 2006 and December 31, 2005, is as follows:

Impaired loans without a related reserve	$2,044	$1,731
Impaired loans with a reserve	1,774	2,066

Total impaired loans	$3,818	$3,797

Reserve for impaired loans	$1,305	$1,312

An analysis of impaired loans, for the three-month periods ended June 30, 2006 and 2005, is as follows:

	Three Months Ended June 30,
	2006	2005
Average balance of impaired loans	$3,840	$3,603
Interest income on impaired loans (cash-basis)	36	6

	Six Months Ended June 30,
	2006	2005
Average balance of impaired loans	$3,766	$4,713
Interest income on impaired loans (cash-basis)	71	19

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	June 30, 2006	December 31, 2005
Securities sold under repurchase agreements	$235,331	$206,502
Federal funds purchased	121,900	96,200
Treasury tax and loan notes	3,199	4,821

Total short-term borrowings	$360,430	$307,523

Long-term debt was as follows:

Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Other	41	0
Junior subordinated notes callable 2007	22,515	22,777
Junior subordinated notes callable 2011	50,000	0

Total long-term debt	$222,556	$172,777

On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities, through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes was used to finance the acquisition of Minotola National Bank.

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005.

	For the three months ended June 30
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$19,340	50,697	$0.38	$18,706	46,652	$0.40

Effect of Diluted Securities:
Stock options and restricted shares outstanding		123			185

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$19,340	50,820	$0.38	$18,706	46,837	$0.40

For the three months ended June 30, 2006 and 2005, average options to purchase 1,209 and 727 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

	For the six months ended June 30
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$37,041	48,796	$0.76	$34,109	46,631	$0.73

Effect of Diluted Securities:
Stock options and restricted shares outstanding		142			200

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$37,041	48,938	$0.76	$34,109	46,831	$0.73

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

For the six months ended June 30, 2006 and 2005, average options to purchase 1,000 and 504 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On January 1, 2006, Susquehanna adopted FAS No. 123(R), “Share-Based Payment.” As a result, compensation cost related to share-based payment transactions is now recognized in Susquehanna’s financial statements using modified prospective application. For the three months ended June 30, 2006, share-based compensation expense totaling $562 has been included in salaries and employee benefits expense in the Consolidated Statement of Income. Included in the $562, is $313 attributable to grants in 2006 to “retirement eligible” individuals.

Prior to adopting FAS No. 123(R), Susquehanna’s stock-based compensation was accounted for using the intrinsic value method set forth in the now- superseded APB Opinion 25. Under APB 25, no compensation expense was recognized. Pursuant to the disclosure requirements of FAS No. 123(R), pro forma net income and earnings per share for the three-month and six-month periods ended June 30, 2005 are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors for past service. The fair value of the options on the date of grant was $4.35, and the options vested immediately.

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income, as reported	$18,706	$34,109

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	205	913

Pro forma net income	$18,501	$33,196

Earnings per share:
Basic - as reported	$0.40	$0.73
Basic - pro forma	$0.40	$0.71

Diluted - as reported	$0.40	$0.73
Diluted - pro forma	$0.40	$0.71

Susquehanna followed the nominal vesting period approach to recognize pro forma expense for “retirement eligible” employees, rather than the “non-substantive vesting period approach.” Current guidance states that companies that have followed the nominal vesting period approach must continue following that approach for the remaining portion of unvested outstanding awards granted prior to the adoption of FAS No. 123(R) and, upon adoption of FAS No. 123(R), apply the non-substantive vesting period approach to new grants that include retirement eligibility provisions. Susquehanna believes that the impact of applying the nominal vesting period approach rather than the non-substantive vesting period approach is immaterial.

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

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Subject to adjustment in certain circumstances, the 2005 Plan authorized up to 2,000 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, restricted stock options, restricted stock grants, restricted stock unit grants, and stock appreciation rights. The exercise price of any stock option granted under the 2005 Plan will be the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years. Options typically will vest one-third at the end of years three, four and five.

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

On December 14, 2005, the Board of Directors of Susquehanna approved the accelerated vesting, effective as of December 15, 2005, of all unvested stock options granted to employees and directors in 2002 and 2004. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in Susquehanna’s income statement in future periods as a result of the adoption of FAS No. 123(R) in January 2006.

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

	2006	2005	2004
Volatility	21.44%	20.60%	21.37%
Expected dividend yield	3.80%	3.80%	3.60%
Expected term (in years)	6	7	7
Risk-free rate	4.30%	4.28%	3.65%

A summary of option activity under the Plans as of June 30, 2006, is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at January 1, 2006	1,697	$20.77
Granted	275	24.34
Forfeited	48	21.97
Exercised	107	15.58

Outstanding at June 30, 2006	1,817	$21.59	5.7

Exercisable at June 30, 2006	1,393	$20.97	4.8

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $4.24, $4.35, and $4.38, respectively. The total intrinsic value of options exercised during 2006 and the years ended December 31, 2005 and 2004, was $960, $1,848, and $2,957, respectively.

A summary of the status of Susquehanna’s nonvested shares as of June 30, 2006, and changes during the six-month period ended June 30, 2006 is presented below:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2006	330	$3.89
Granted	275	4.24
Vested	156	3.93
Forfeited	25	3.97

Nonvested at June 30, 2006	424	$4.10

As of June 30, 2006, there was $1,315 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2011.

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended June 30
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,045	$840	$106	$86
Interest cost	1,102	992	110	93
Expected return on plan assets	(1,538)	(1,327)	0	0
Amortization of prior service cost	21	(14)	20	12
Amortization of transition obligation (asset)	(17)	(17)	28	28
Amortization of net actuarial (gain) or loss	239	220	11	6

Net periodic benefit cost	$852	$694	$275	$225

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	Six months ended June 30
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,978	$1,680	$202	$172
Interest cost	2,156	1,984	215	186
Expected return on plan assets	(3,006)	(2,654)	0	0
Amortization of prior service cost	42	(28)	32	24
Amortization of transition obligation (asset)	(34)	(34)	56	56
Amortization of net actuarial (gain) or loss	478	440	22	12

Net periodic benefit cost	$1,614	$1,388	$527	$450

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $117 to its pension plans and $247 to its other postretirement benefit plan in 2006. As of June 30, 2006, $60 of contributions have been made to its pension plans, and $153 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $57 to fund its pension plans in 2006 for a total of $117, and $95 to its other postretirement benefit plan for a total of $247.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2006, is as follows:

Balance as of January 1, 2006	$242,718

Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,086
Goodwill related to the Minotola acquisition	88,291

Balance at June 30, 2006	$332,095

As of June 30, 2006, the allocation of fair value to net assets acquired in the Minotola transaction has not been finalized. Management believes that finalization will occur in the third quarter of 2006 and does not anticipate any material changes to amounts presented.

The change in the carrying amount of other intangible assets for the six months ended June 30, 2006, is as follows:

	Total	Core Deposit Intangibles	Customer Lists	Favorable Lease Adjustments
Gross carrying amount as of January 1, 2006	$16,603	$13,991	$2,219	$393
Accumulated amortization	(5,029)	(4,556)	(185)	(288)

	11,574	9,435	2,034	105
Core deposit intangible related to the Minotola acquisition	10,053	10,053
Amortization expense through June 30, 2006	(971)	(847)	(77)	(47)
Other adjustments	(15)		(15)

Balance at June 30, 2006	$20,641	$18,641	$1,942	$58

NOTE 10. Derivative Financial Instruments and Hedging Activities

Beginning in April 2006, Susquehanna entered into amortizing interest rate swaps with an aggregate total of $91,816. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with the forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2006, the unrealized gain, net of taxes, recorded in other comprehensive income was $200.

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

Prospective effectiveness evaluations are performed by qualitatively assessing that the critical terms of the swaps and hedged transactions still match, and a review of the credit quality of the swap counterparty is periodically performed to evaluate whether it is probable that the swap counterparty will not default. At June 30, 2006, the hedges were assessed as effective.

The following table summarizes our derivative financial instruments at June 30, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$91,816	$307	One-month LIBOR	5.20% to 5.32%
25,000	722	Three-month LIBOR	3.935%
25,000	1,263	Three-month LIBOR	4.083%

$141,816	$2,292

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

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Six Months Ended June 30
					Net Credit Losses (Recoveries)
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	2006	2005
Loans and leases held in portfolio	$5,743,859	$5,218,659	$67,874	$80,592	$3,040	$5,396
Leases securitized	783,073	576,890	438	848	115	145
Home equity lines of credit securitized	181,413	221,930	301	208	0	0
Leases serviced for others (1)	463,332	509,831	2,731	2,451	(39)	3

Total loans and leases serviced	$7,171,677	$6,527,310	$71,344	$84,099	$3,116	$5,544

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Proceeds from securitizations	$0	$0	$302,887	$323,568
Amounts derecognized	0	0	356,140	372,488
Servicing fees received	2,663	2,504	4,404	3,958
Other cash flows received from retained interests	7,776	3,161	12,837	8,186

Home Equity Lines of Credit	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Additional draws conveyed to the trust	$15,310	$0	$28,747	$0
Servicing fees received	247	0	518	0

There were no proceeds from securitization, amounts derecognized, or other cash flows received from retained interests for the six-month periods ended June 30, 2006 and June 30, 2005 relating to home equity lines of credit.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2006 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

As of June 30, 2006

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strip	$829	19	3.00%	0.05%	5.27%
Decline in fair value of 10% adverse change			$18	$24	$6
Decline in fair value of 20% adverse change			19	49	12

2005 transaction - Interest-Only Strip	$1,350	11	3.00%	0.05%	4.06%
Decline in fair value of 10% adverse change			$31	$11	$6
Decline in fair value of 20% adverse change			44	21	11

2004 revolving transaction - Interest-Only Strip	$313	19	3.00%	0.10%	5.58%
Decline in fair value of 10% adverse change			$0	$0	$3
Decline in fair value of 20% adverse change			1	0	6

2003 transaction - Interest-Only Strip	$362	1	5.00%	0.10%	2.13%
Decline in fair value of 10% adverse change			$0	$0	$0
Decline in fair value of 20% adverse change			1	0	0

Home Equity Lines of Credit	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)
2005 transaction - Interest-Only Strips	$8,038	26	45.00%	0.15%	6.50%
Decline in fair value of 10% adverse change			$422	$43	$160
Decline in fair value of 20% adverse change			781	86	314

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

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

Availability of Information

Our web-site address is www.susquehanna.net. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Quarterly Report on Form 10-Q as an inactive textual reference only.

Acquisitions

Minotola National Bank

On April 21, 2006, we acquired Minotola National Bank in a stock and cash transaction valued at approximately $172 million. The acquisition of Minotola, with total assets of $607 million and fourteen branch locations, significantly enhances our presence in the high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

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

Results of Operations

Summary of 2006 Compared to 2005

Net income for the second quarter of 2006 was $19.3 million, an increase of $0.6 million, or 3.4%, over net income of $18.7 million for the second quarter of 2005. Net interest income increased 10.4%, to $66.1 million for the second quarter of 2006, from $59.9 million for the second quarter of 2005. Non-interest income increased 6.1%, to $32.1 million for the second quarter of 2006, from $30.2 million for the second quarter of 2005. Non-interest expenses increased 13.9%, to $68.4 million for the second quarter of 2006, from $60.0 million for the second quarter of 2005.

Net income for the first six months of 2006 was $37.0 million, an increase of $2.9 million, or 8.6%, over net income of $34.1 million for the first six months of 2005. Net interest income increased 5.5%, to $125.8 million for the first six months of 2006, from $119.3 million for the first six months of 2005. Non-interest income increased 6.4%, to $61.9 million for the first six months of 2006, from $58.2 million for the first six months of 2005. Non-interest expenses increased 5.9%, to $129.4 million for the first six months of 2006, from $122.1 million for the first six months of 2005.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Diluted Earnings per Share	$0.38	$0.40	$0.76	$0.73
Return on Average Assets	0.97%	1.03%	0.97%	0.93%
Return on Average Equity	8.88%	10.01%	9.03%	9.19%
Return on Average Tangible Equity (1)	14.43%	15.39%	14.14%	14.13%
Efficiency Ratio	69.19%	66.15%	68.47%	68.27%
Efficiency Ratio excluding Hann (1)	64.09%	57.53%	63.03%	59.38%
Net Interest Margin	3.89%	3.81%	3.83%	3.76%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Return on average equity (GAAP basis)	8.88%	10.01%	9.03%	9.19%
Effect of excluding average intangible assets and related amortization	5.55%	5.38%	5.11%	4.94%
Return on average tangible equity	14.43%	15.39%	14.14%	14.13%

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

Efficiency ratio (GAAP basis)	69.19%	66.15%	68.47%	68.27%
Effect of excluding Hann	5.10%	8.62%	5.44%	8.89%
Efficiency ratio excluding Hann	64.09%	57.53%	63.03%	59.38%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2006			For the Three-Month Period Ended June 30, 2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$75,998	$847	4.47	$55,122	$381	2.77
Investment securities:
Taxable	1,272,836	13,462	4.24	1,207,306	11,346	3.77
Tax-advantaged	18,768	289	6.18	29,851	511	6.87

Total investment securities	1,291,604	13,751	4.27	1,237,157	11,857	3.84

Loans and leases, (net):
Taxable	5,425,315	99,756	7.38	5,001,800	80,610	6.46
Tax-advantaged	87,997	1,601	7.30	83,232	1,315	6.34

Total loans and leases	5,513,312	101,357	7.37	5,085,032	81,925	6.46

Total interest-earning assets	6,880,914	$115,955	6.76	6,377,311	$94,163	5.92

Allowance for loan and lease losses	(59,150)			(53,800)
Other non-earning assets	1,142,707			989,128

Total assets	$7,964,471			$7,312,639

Liabilities
Deposits:
Interest-bearing demand	$1,824,434	$12,243	2.69	$1,664,388	$5,754	1.39
Savings	527,067	1,324	1.01	552,308	562	0.41
Time	2,413,185	23,975	3.98	1,997,421	15,164	3.05
Short-term borrowings	290,603	2,970	4.10	374,994	2,218	2.37
FHLB borrowings	625,979	5,559	3.56	739,996	7,495	4.06
Long-term debt	212,741	3,113	5.87	173,115	2,429	5.63

Total interest-bearing liabilities	5,894,009	$49,184	3.35	5,502,222	$33,622	2.45

Demand deposits	976,738			863,089
Other liabilities	220,450			197,898

Total liabilities	7,091,197			6,563,209
Equity	873,274			749,430

Total liabilities and shareholders’ equity	$7,964,471			$7,312,639

Net interest income / yield on average earning assets		$66,771	3.89		$60,541	3.81

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2006			For the Six-Month Period Ended June 30, 2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$74,235	$1,585	4.31	$56,202	$686	2.46
Investment securities:
Taxable	1,223,724	25,147	4.14	1,205,364	22,608	3.78
Tax-advantaged	18,259	558	6.16	35,836	1,251	7.04

Total investment securities	1,241,983	25,705	4.17	1,241,200	23,859	3.88

Loans and leases, (net):
Taxable	5,297,370	190,371	7.25	5,091,442	159,617	6.32
Tax-advantaged	78,562	2,752	7.06	84,259	2,617	6.26

Total loans and leases	5,375,932	193,123	7.24	5,175,701	162,234	6.32

Total interest-earning assets	6,692,150	$220,413	6.64	6,473,103	$186,779	5.82

Allowance for loan and lease losses	(56,782)			(53,820)
Other non-earning assets	1,069,962			979,893

Total assets	$7,705,330			$7,399,176

Liabilities
Deposits:
Interest-bearing demand	$1,785,276	$22,860	2.58	$1,701,368	$11,196	1.33
Savings	488,820	1,946	0.80	557,370	1,165	0.42
Time	2,312,000	44,314	3.87	1,992,037	29,317	2.97
Short-term borrowings	298,817	5,688	3.84	384,665	4,135	2.17
FHLB borrowings	659,285	13,012	3.98	773,778	14,990	3.91
Long-term debt	192,849	5,588	5.84	181,739	5,308	5.89

Total interest-bearing liabilities	5,737,047	$93,408	3.28	5,590,957	$66,111	2.38

Demand deposits	923,525			866,307
Other liabilities	217,293			193,123

Total liabilities	6,877,865			6,650,387
Equity	827,465			748,789

Total liabilities and shareholders’ equity	$7,705,330			$7,399,176

Net interest income / yield on average earning assets		$127,005	3.83		$120,668	3.76

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $66.1 million in the second quarter of 2006, as compared to $59.9 million for the same period in 2006. For the six months ended June 30, 2006, net interest income increased to $125.8 million, as compared to $119.3 million for the same period in 2005.

Net interest income as a percentage of net interest income plus noninterest income was 67.3% for the quarter ended June 30, 2006, and 66.5% for the quarter ended June 30, 2005. Net interest income as a percentage of net interest income plus noninterest income was 67.0% for the six months ended June 30, 2006, and 67.2% for the six months ended June 30, 2005.

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

The $6.2 million increase in our net interest income for the second quarter of 2006, as compared to the second quarter of 2005, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola National Bank on April 21, 2006. In addition, our net interest margin improved from 3.81% for the second quarter of 2005, to 3.89% for the second quarter of 2006. This increase in net interest margin primarily was due to the acquisition of Minotola, as its margin was in excess of 4.50%.

The $6.5 million increase in our net interest income for the six-month period ended June 30, 2006, as compared to the same period in 2005, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola National Bank on April 21, 2006. In addition, our net interest margin improved from 3.76% for the six-month period ended June 30, 2005, to 3.83% for the six-month period ended June 30, 2006. This increase in net interest margin was also due primarily to the acquisition of Minotola.

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

As illustrated in Table 2, the provision for loan and lease losses was $1.3 million for the second quarter of 2006, and $2.5 million for the second quarter of 2005. This $1.2 million decrease in the provision is the result of a $1.0 million decrease in net charge-offs.

The provision for loan and lease losses was $4.0 million for the six months ended June 30, 2006, and $5.2 million for the six months ended June 30, 2005. This $1.2 million decrease in the provision is the result of a $2.4 million decrease in net charge-offs.

The allowance for loan and lease losses was 1.05% of period-end loans and leases, or $60.1 million at June 30, 2006, and 1.04% of period-end loans and leases, or $53.9 million, at June 30, 2005.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at June 30, 2006. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at June 30, 2006.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance - Beginning of period	$53,999	$53,127	$53,714	$54,093
Additions through acquisition	5,514	0	5,514	0
Additions charged to operating expenses	1,275	2,480	3,950	5,230

	60,788	55,607	63,178	59,323

Charge-offs	(1,711)	(3,649)	(5,236)	(8,340)
Recoveries	1,061	1,969	2,196	2,944

Net charge-offs	(650)	(1,680)	(3,040)	(5,396)

Balance - Period end	$60,138	$53,927	$60,138	$53,927

Net charge-offs as a percent of average loans and leases (annualized)	0.05%	0.13%	0.11%	0.21%
Allowance as a percent of period-end loans and leases	1.05%	1.04%	1.05%	1.04%

Average loans and leases	$5,513,312	$5,085,032	$5,375,932	$5,175,701
Period-end loans and leases	5,743,859	5,164,456	5,743,859	5,164,456

TABLE 3 - Risk Assets

	June 30, 2006	December 31, 2005	June 30, 2005
Nonperforming assets:
Nonaccrual loans and leases	$16,816	$17,392	$16,518
Restructured loans	$2,393	0	0
Other real estate owned	2,530	2,620	2,218

Total nonperforming assets	$21,739	$20,012	$18,736

As a percent of period-end loans and leases plus other real estate owned	0.38%	0.38%	0.36%
Coverage ratio	313.07%	308.84%	326.47%
Loans and leases contractually past due 90 days and still accruing	$8,735	$8,998	$9,696

Noninterest Income

Second Quarter 2006 Compared to Second Quarter 2005

Noninterest income, as a percentage of net interest income plus noninterest income, was 32.7% for the second quarter of 2006, and 33.5% for the second quarter of 2005.

Noninterest income increased $1.9 million, or 6.1%, for the second quarter of 2006, over the second quarter of 2005. This net increase is composed primarily of the following:

•	Increased service charges on deposit accounts of $1.3 million;

•	Increased vehicle origination, servicing, and securitization fees of $0.5 million;

•	Increased gains on the sales of loans and leases of $1.1 million;

•	Decreased gains on the sales of securities of $3.3 million; and

•	Increased other income of $2.0 million.

Service charges on deposit accounts. The 23.7% increase was the result of improvements relating to the processing of customer overdrafts and the inclusion of Minotola operations since April 21, 2006.

Vehicle origination, securitization, and servicing fees. The 11.2% increase was primarily due to higher origination and securitization fees.

Gains on sales of loans and leases. The 131.0% increase can be attributed to gains recognized on additional draws conveyed to the HELOC securitization trust and increased gains recognized on the sale of SBA loans.

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

Other income. The 55.6% increase primarily was the result of the inclusion of Minotola operations, most notably the merchant services division which contributed $1.0 million to other income, since April 21, 2006. Furthermore, the rewards program associated with our Susquehanna-branded debit cards generated an additional $0.9 million.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Noninterest income, as a percentage of net interest income plus noninterest income, was 33.0% for the six-month period ended June 30, 2006, and 32.8% for the six-month period ended June 30, 2005.

Noninterest income increased $3.7 million, or 6.4%, for the six-month period ended June 30, 2006, over the comparable period in 2005. This net increase is composed primarily of the following:

•	Increased service charges on deposit accounts of $1.4 million;

•	Increased vehicle origination, servicing, and securitization fees of $1.3 million;

•	Increased commissions on property and casualty insurance sales of $1.2 million;

•	Decreased gains on the sales of securities of $3.5 million; and

•	Increased other income of $2.4 million.

Service charges on deposit accounts. The 13.2% increase was the result of improvements relating to the processing of customer overdrafts and the inclusion of Minotola operations since April 21, 2006.

Vehicle origination, securitization, and servicing fees. The 16.9% increase was primarily due to higher origination and securitization fees.

Commissions on property and casualty insurance sales. The 19.4% increase can be attributed to new business and better than expected contingency fee income in the first quarter of 2006.

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

Other income. The 34.0% increase primarily was the result of the inclusion of Minotola operations, most notably the merchant services division which contributed $1.0 million to other income, since April 21, 2006. Furthermore, the rewards program associated with our Susquehanna-branded debit cards generated an additional $1.0 million.

Noninterest Expenses

Second Quarter 2006 Compared to Second Quarter 2005

Noninterest expenses increased $8.4 million, or 13.9%, from $60.0 million for the second quarter of 2005, to $68.4 million for the second quarter of 2006. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $5.3 million;

•	Decreased vehicle residual value expense of $1.5 million; and

•	Increased other expenses of $4.1 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 19.7% for the second quarter of 2006, as compared to the second quarter of 2005. This increase was primarily the result of the inclusion of Minotola operations since April 21, 2006, normal annual salary increases, and higher benefit costs. In addition, $0.6 million was recorded as share-based compensation expense as a result of our adoption of FAS No. 123(R), “Share-based Payment” on January 1, 2006. Of this $0.6 million, $0.4 million represented expenses related to “retirement eligible” employees and directors.

Vehicle residual value expense. The 62.4% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006.

Other expense. The 20.7% increase primarily was the result of increased advertising and marketing expenditures and the inclusion of Minotola operations since April 21, 2006.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Noninterest expenses increased $7.2 million, or 5.9%, from $122.1 million for the six-month period ended June 30, 2005, to $129.4 million for the comparable period in 2006. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $6.0 million;

•	Decreased vehicle residual value expense of $3.4 million;

•	Decreased vehicle delivery and preparation expense of $1.4 million; and

•	Increased other expenses of $4.8 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 10.7% for the first six months of 2006, as compared to the first six months of 2005. This increase was primarily the result of the inclusion of Minotola operations since April 21, 2006, normal annual salary increases, and higher benefit costs. In addition, $0.7 million was recorded as share-based compensation expense as a result of our adoption of FAS No. 123(R), “Share-based Payment” on January 1, 2006. Of this $0.7 million, $0.4 million represented expenses related to “retirement eligible” employees and directors.

Vehicle residual value expense. The 65.3% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006.

Vehicle delivery and preparation expense. The 21.7% decrease in these expenses is the result of efficiencies recognized through the operation of the new reconditioning center at Auto Lenders.

Other expense. The 12.5% increase was the result of increased advertising and marketing expenditures and the inclusion of Minotola operations since April 21, 2006.

Income Taxes

Our effective tax rate for the second quarter of 2006 and the second quarter of 2005 was 32.2%, and our effective tax rate for the six-month periods ended June 30, 2006 and June 30, 2005, was also unchanged at 32.0%.

Financial Condition

Summary of June 30, 2006 Compared to December 31, 2005

Total assets at June 30, 2006 were $8.3 billion, an increase of 10.6%, as compared to total assets of $7.5 billion at December 31, 2005. The fair value of assets acquired in the Minotola transaction was $689.4 million. Loans and leases increased to $5.7 billion at June 30, 2006, from $5.2 billion at December 31, 2005. Total deposits increased to $5.9 billion at June 30, 2006, from $5.3 billion at December 31, 2005. Equity capital was $904.9 million at June 30, 2006, or $17.47 per share, compared to $780.5 million, or $16.66 per share, at December 31, 2005.

Loans and Leases

In March 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $356.1 million. The fair value of net loans and leases acquired in the Minotola transaction was $474.7 million. Internal growth in the loan and lease portfolio during the first six months of 2006 was approximately $212.8 million, and loans and leases originated for sale increased $183.8 million.

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $17.4 million at December 31, 2005, to $16.8 million at June 30, 2006. Loans and leases past due 90 days or more and still accruing interest also decreased, from $9.0 million at December 31, 2005, to $8.7 million at June 30, 2006. The percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) increased from 308.8% at December 31, 2005, to 313.1% at June 30, 2006.

Goodwill and Other Identifiable Intangible Assets

Goodwill recognized in the Minotola acquisition was $88.3 million. The core deposit intangible recognized was $10.1 million.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in March 2006, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $53.3 million, representing notes and equity certificates of the issuer.

Deposits

Total deposits increased 11.5%, from $5.3 billion at December 31, 2005, to $5.9 billion at June 30, 2006. The fair value of deposit liabilities assumed in the Minotola acquisition totaled $525.1 million. Internal growth in total deposits was $83.0 million.

Borrowings

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

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase our fixed/floating rate junior subordinated notes. The net proceeds to us from the sale of the notes to the Trust were used to finance our acquisition of Minotola National Bank.

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

The notes mature on June 15, 2036, but may be redeemed at our option at any time on or after June 15, 2011 or at any time upon certain events, such as a change in the regulatory capital treatment of the notes, the Trust being deemed an investment company or the occurrence of certain adverse tax events. Except upon the occurrence of certain events described above, we may redeem the notes at their aggregate principal amount, plus accrued and unpaid interest, if any. If the notes are redeemed in connection with the certain events described above, if the redemption occurs before the Interest Payment Date in June 2011, the redemption price will be the greater of 107.5% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest) on the notes to the redemption date, or as determined by the quotation agent, the sum of the present values of the scheduled payments of principal and interest on the notes during the fixed-rate-period remaining life of the Debentures (assuming the notes matured on the interest payment date in June 2011) discounted to the redemption date on a quarterly basis at the Treasury Rate, plus accrued and unpaid interest (including additional interest) on the notes to such redemption date, or if the redemption date occurs on or after the interest payment date in June 2011, 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest (including any additional interest) on such notes to the redemption date.

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

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2006, was 8.82%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at June 30, 2006, was 11.70%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2006, was 8.47%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2006, our bank subsidiaries had approximately $724.3 million available to them under collateralized lines of credit with various FHLBs; and approximately $419.6 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $48.6 million at June 30, 2006 and represented additional sources of liquidity.

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

Derivative Financial Instruments and Hedging Activities

In June 2005, we entered into two $25.0 interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At June 30, 2006, the unrealized gain, net of taxes, recorded in other comprehensive income totaled $1.3 million.

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

Beginning in April 2006, we have entered into amortizing interest rate swaps with an aggregate total of $91.8 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2006, the unrealized gain, net of taxes, recorded in other comprehensive income totaled $0.2 million.

The following table summarizes our derivative financial instruments as of June 30, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
	(dollars in thousands)
$91,816	$307	One-month LIBOR	5.20% to 5.32%
25,000	722	Three-month LIBOR	3.935%
25,000	1,263	Three-month LIBOR	4.083%

$141,816	$2,292

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

Securitizations and Off-Balance Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of June 30, 2006	As of June 30, 2005
	(dollars in thousands)
Lease Securitization Transactions*	$783,073	$699,454
HELOC Securitization Transactions*	181,413	0
Agency Arrangements and Lease Sales*	377,708	479,846
Sale-Leaseback Transactions*	85,624	103,459
Leases and Loans Held in Portfolio	5,743,859	5,164,465

Total Leases and Loans Serviced	$7,171,677	$6,447,224

*	Off-balance sheet

Securitization Transactions

As of June 30, 2006, the aggregate fair value of all recorded interest-only strips in connection with securitizations was $10.9 million. For a description of the accounting policies for measuring the interest-only strips, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the interest-only strips, see “Note 1 – Summary of Significant Accounting

Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and “Note 11, Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The initial recorded interest-only strip for this transaction was $0.7 million, and the fair value of this interest-only strip at June 30, 2006, was $0.8.

Summary of Securitization Transactions in Prior Reporting Periods

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

The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at June 30, 2006, was $8.0 million.

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

The initial recorded interest-only strip for this transaction was $2.3 million, and the fair value of this interest-only strip at June 30, 2006, was $1.4 million.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during the first six months of 2006. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue).

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

The fair value of this interest-only strip at June 30, 2006 was $0.3 million.

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

The initial recorded interest-only strip for this transaction was $12.0 million, and the fair value of this interest-only strip at June 30, 2006 was $0.4 million.

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

Agency Agreements and Lease Sales

Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gains or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee and, in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under FAS No. 140.

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At June 30, 2006, the total residual value of the vehicles in the portfolio for this transaction was $15.6 million, and our maximum obligation under the Residual Interest Agreement at June 30, 2006, was $1.9 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at June 30, 2006.

Sale-Leaseback Transactions

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $85.6 million at June 30, 2006. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At June 30, 2006, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $42.3 million.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of June 30, 2006.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at June 30, 2006 was $1.9 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at June 30, 2006.

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

As reported in Item 4 of our Form 10-Q for the quarterly period ended March 31, 2006 (the “March Form 10-Q”), by the end of the period covered by the March 10-Q, management had implemented additional internal control procedures in order to address the identified material weakness in our internal control over financial reporting. Specifically, during the fiscal first quarter, we implemented the following supplemental procedures, which were made a part of our corporate governance and financial reporting process and which:

• institute additional levels of review by executive management, the Disclosure Committee and our financial reporting unit of all financial information presented in quarterly and annual reports on Forms 10-Q and 10-K; and

• detail the approval process of, and limit how changes may be made to such reports subsequent to approval by our Audit Committee.

The supplemental procedures remain in effect, and management has concluded that the internal control deficiency identified above has been remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Trust Preferred Securities

On April 19, 2006, we completed a private placement offering through our newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1 (the “Trust”), of $50.0 million of fixed/floating rate trust preferred securities. The trust preferred securities were issued pursuant to a Placement Agreement dated as of April 18, 2006 by and among Susquehanna and the Trust, as issuer of the trust preferred securities, and Keefe, Bruyette & Woods, Inc. and FTN Capital Markets, as purchasers. The trust preferred securities, which mature in June 2036, are redeemable at our option until their initial interest payment date in June 2011, and will until that time bear interest at an initial rate of 6.392% per annum. After the June 2011 interest payment date, the trust preferred securities will bear interest at a rate per annum equal to the three-month LIBOR plus 1.33%. The issuance of the trust preferred securities was made in private placement in reliance upon the exemption from compliance with the registration requirements of the Securities Act contained in Section 4(2) of the Securities Ace and applicable state securities law exemptions.

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase our fixed/floating rate junior subordinated notes. The net proceeds to us from the sale of the notes to the Trust were used to finance our acquisition of Minotola National Bank.

The offering of the trust preferred securities was previously disclosed on our Current Report on Form 8-K, dated April 24, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

Susquehanna’s Annual Meeting of Shareholders was held on May 3, 2006. Susquehanna’s shareholders were asked to vote on a proposal to elect four directors to the Class of 2009 and one director to the Class of 2008, and to vote upon approval of amendments to Susquehanna’s Employee Stock Purchase Plan.

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2009:

Nominee	Number of Votes
Henry H. Gibbel
For	39,507,407
Withhold/Abstain	1,649,103
Not Voted	5,748,391

Bruce A. Hepburn
For	39,588,583
Withhold/Abstain	1,567,927
Not Voted	5,748,391

M. Zev Rose
For	40,010,295
Withhold/Abstain	1,146,215
Not Voted	5,748,391

Roger V. Wiest
For	39,368,743
Withhold/Abstain	1,787,767
Not Voted	5,748,391

The following director was nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2008:

Michael A. Morello
For	40,117,321
Withhold/Abstain	1,039,189
Not Voted	5,748,391

Other directors whose term of office as a director continued after the meeting are as follows: Wayne E. Alter, Jr., James G. Apple, John M. Denlinger, T. Max Hall, William B. Zimmerman, Owen O. Freeman, Jr., Russell J. Kunkel, Guy W. Miller, Jr., E. Susan Piersol, and William J. Reuter.

The amendments to the Employee Stock Purchase Plan were approved by the holders of Susquehanna common stock as follows:

For	31,473,140
Withhold/Abstain	2,506,059
Broker No Vote	7,177,311

No other matters were submitted for shareholder action.

Item 5. Other Information.

None

Item 6. Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Susquehanna Bancshares, Inc. Employee Stock Purchase Plan (as amended and restated, effective January 1, 2006), approved as amended by Susquehanna’s shareholders on May 3, 2006, is incorporated by reference to Exhibit A to Susquehanna’s Schedule 14A, filed March 31, 2006.

10.2	Seventh Amendment to the 2002 Amended Servicing Agreement, dated June 30, 2006, between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., is attached hereto as Exhibit 10.2.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 3, 2006	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

August 3, 2006	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Susquehanna Bancshares, Inc. Employee Stock Purchase Plan (as amended and restated, effective January 1, 2006), approved as amended by Susquehanna’s shareholders on May 3, 2006, is incorporated by reference to Exhibit A to Susquehanna’s Schedule 14A, filed March 31, 2006.

10.2	Seventh Amendment to the 2002 Amended Servicing Agreement, dated June 30, 2006, between Boston Service Company, Inc. and Auto Lenders Liquidation Center, Inc., is attached hereto as Exhibit 10.2.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications