Form 10-Q
period 2006-09-30
SUSQUEHANNA BANCSHARES INC
filed 2006-11-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, there were 51,833,827 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30 2006	December 31 2005	September 30 2005
	(in thousands, except share data)
Assets
Cash and due from banks	$186,485	$196,557	$185,623
Unrestricted short-term investments	41,238	69,948	44,086

Cash and cash equivalents	227,723	266,505	229,709
Restricted short-term investments	33,666	26,336	27,379
Securities available for sale	1,303,362	1,147,862	1,161,576
Securities held to maturity (fair values approximate $6,199; $6,399; and $6,467)	6,199	6,399	6,467
Loans and leases, net of unearned income	5,517,513	5,218,659	5,334,008
Less: Allowance for loan and lease losses	61,142	53,714	53,232

Net loans and leases	5,456,371	5,164,945	5,280,776

Premises and equipment, net	106,379	88,058	88,988
Foreclosed assets	2,085	2,620	3,417
Accrued income receivable	30,055	24,223	23,830
Bank-owned life insurance	261,879	257,289	255,120
Goodwill	335,005	242,718	242,718
Intangible assets with finite lives	20,011	11,574	12,149
Investment in and receivables from unconsolidated entities	128,009	104,069	103,310
Other assets	172,119	123,409	104,528

	$8,082,863	$7,466,007	$7,539,967

Liabilities and Shareholders’ Equity
Deposits:
Demand	$961,573	$918,854	$900,715
Interest-bearing demand	1,855,802	1,774,759	1,774,273
Savings	497,188	458,906	481,778
Time	1,604,560	1,381,959	1,362,494
Time of $100 or more	914,087	774,709	779,128

Total deposits	5,833,210	5,309,187	5,298,388
Short-term borrowings	346,898	307,523	374,123
FHLB borrowings	491,630	668,666	718,257
Long-term debt	150,038	150,000	150,000
Junior subordinated debentures	72,381	22,777	22,905
Accrued interest, taxes, and expenses payable	81,388	49,836	73,430
Deferred taxes	125,828	131,789	103,887
Other liabilities	52,801	45,759	31,334

Total liabilities	7,154,174	6,685,537	6,772,324

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 51,829,972 at September 30, 2006; 46,853,193 at December 31, 2005; and 46,809,572 at September 30, 2005	103,660	93,706	93,619
Additional paid-in capital	340,523	231,085	230,221
Retained earnings	497,469	471,290	454,833
Accumulated other comprehensive loss, net of taxes of $(7,010); $(8,406); and $(5,939), respectively	(12,963)	(15,611)	(11,030)

Total shareholders’ equity	928,689	780,470	767,643

	$8,082,863	$7,466,007	$7,539,967

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$108,924	$87,747	$301,084	$249,065
Securities:
Taxable	12,758	9,898	36,154	31,169
Tax-exempt	191	206	556	1,020
Dividends	951	587	2,701	1,924
Short-term investments	966	500	2,551	1,186

Total interest income	123,790	98,938	343,046	284,364

Interest Expense:
Deposits:
Interest-bearing demand	13,780	7,961	36,640	19,157
Savings	1,548	538	3,494	1,704
Time	26,981	16,636	71,295	45,953
Short-term borrowings	4,267	2,814	9,955	6,949
FHLB borrowings	6,811	7,815	19,824	22,805
Long-term debt	3,272	2,468	8,860	7,776

Total interest expense	56,659	38,232	150,068	104,344

Net interest income	67,131	60,706	192,978	180,020
Provision for loan and lease losses	2,241	3,215	6,191	8,445

Net interest income, after provision for loan and lease losses	64,890	57,491	186,787	171,575

Noninterest Income:
Service charges on deposit accounts	7,610	5,574	19,258	15,866
Vehicle origination, servicing, and securitization fees	5,209	4,444	14,365	12,276
Asset management fees	4,370	4,505	13,771	13,331
Income from fiduciary-related activities	1,543	1,495	4,568	4,441
Commissions on brokerage, life insurance, and annuity sales	1,025	1,019	3,271	3,278
Commissions on property and casualty insurance sales	2,432	2,372	9,541	8,327
Income from bank-owned life insurance	2,551	2,349	7,335	6,876
Net gain on sale of loans and leases	9,095	1,104	14,402	5,674
Net gain on sale of bank branches	0	0	0	638
Net gain on securities	90	807	5	4,188
Other	5,155	3,507	14,493	10,475

Total noninterest income	39,080	27,176	101,009	85,370

Noninterest Expenses:
Salaries and employee benefits	33,166	27,444	95,671	83,914
Occupancy	5,378	4,574	15,662	14,194
Furniture and equipment	2,822	2,534	8,128	7,523
Amortization of intangible assets	630	386	1,601	1,140
Vehicle residual value	941	2,477	2,763	7,727
Vehicle delivery and preparation	3,032	3,249	8,079	9,697
Other	20,882	17,884	64,300	56,470

Total noninterest expenses	66,851	58,548	196,204	180,665

Income before income taxes	37,119	26,119	91,592	76,280
Provision for income taxes	11,878	8,358	29,309	24,410

Net Income	$25,241	$17,761	$62,283	$51,870

Earnings per share:
Basic	$0.49	$0.38	$1.25	$1.11
Diluted	$0.49	$0.38	$1.25	$1.11
Cash dividends	$0.24	$0.23	$0.72	$0.69
Average shares outstanding:
Basic	51,803	46,763	49,809	46,676
Diluted	51,926	46,988	49,949	46,896

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Nine months ended September 30,	2006	2005
Cash Flows from Operating Activities:
Net income	$62,283	$51,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,568	14,376
Provision for loan and lease losses	6,191	8,445
Realized gain on sales of available-for-sale securities, net	(5)	(4,188)
Deferred income taxes	(1,618)	(5,858)
Gain on sale of loans and leases	(14,402)	(5,674)
Gain on sale of other real estate owned	(59)	(172)
Gain on sale of branch	0	(638)
Mortgage loans originated for sale	(68,240)	(112,654)
Proceeds from sale of mortgage loans originated for sale	70,252	111,037
Loans and leases originated for sale, net of payments received	(267,976)	(279,921)
Net proceeds from sale of loans and leases originated for sale	339,420	5,218
Increase in cash surrender value of bank-owned life insurance	(7,335)	(6,876)
Increase in accrued interest receivable	(3,631)	(2,169)
Increase in accrued interest payable	4,818	3,486
Increase in accrued expenses and taxes payable	25,103	28,719
Other, net	(51,974)	(29,836)

Net cash provided by (used in) operating activities	106,395	(224,835)

Cash Flows from Investing Activities:
Net increase in restricted short-term investments	(7,330)	(189)
Activity in available-for-sale securities:
Sales	127,564	175,025
Maturities, repayments and calls	77,013	202,170
Purchases	(299,554)	(313,729)
Net proceeds from sale of loans and leases in banks’ portfolios	312,870	318,350
Net increase in loans and leases	(233,841)	(127,769)
Cash flows received from retained interests	21,582	12,990
Proceeds from bank-owned life insurance	2,745	0
Acquisitions, net of cash and cash equivalents acquired	(15,379)	(3,412)
Additions to premises and equipment	(10,221)	(11,953)

Net cash (used in) provided by investing activities	(24,551)	251,483

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,104)	175,438
Sale of branch, net of premium received	0	(6,861)
Net increase (decrease) in short-term borrowings	39,375	(46,745)
Net decrease in FHLB borrowings	(177,036)	(32,963)
Repayment of long-term debt	0	(50,000)
Proceeds from issuance of junior subordinated debentures	50,000	0
Proceeds from issuance of common stock	3,849	4,270
Tax benefit from exercise of stock options	394	0
Cash dividends paid	(36,104)	(32,196)

Net cash (used in) provided by financing activities	(120,626)	10,943

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	(38,782)	37,591
Cash and cash equivalents at January 1	266,505	192,118

Cash and cash equivalents at September 30	$227,723	$229,709

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$145,250	$100,858
Income tax payments	$10,283	$3,359
Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$1,905	$4,643
Interests retained in securitizations	$54,190	$48,920
Leases acquired in clean-up call	$12,284	$0
Acquisition of Minotola National Bank:
Common stock issued	$115,149	$0
Fair value of assets acquired (noncash)	$653,339	$0
Liabilities assumed	$522,811	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	46,592,930	$93,186	$226,384	$435,159	$(3,035)	$751,694

Comprehensive income:
Net income				51,870		51,870
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					(9,442)	(9,442)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					626	626
Unrealized gain on cash flow hedges, net of tax effect					821	821

Total comprehensive income						43,875

Common stock issued under employee benefit plans (including related tax benefit of $599)	195,630	391	3,411			3,802
Common stock issued under contingent earnings agreement	21,012	42	426			468
Cash dividends declared ($0.69 per share)				(32,196)		(32,196)

Balance at September 30, 2005	46,809,572	$93,619	$230,221	$454,833	$(11,030)	$767,643

Balance at January 1, 2006	46,853,193	$93,706	$231,085	$471,290	$(15,611)	$780,470
Comprehensive income:
Net income				62,283		62,283
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					2,541	2,541
Change in unrealized gain on recorded interests in securitized assets, net of tax effect					1,640	1,640
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940					(1,533)	(1,533)

Total comprehensive income						64,931

Common stock issued in acquisition	4,797,870	9,596	105,553			115,149
Common stock issued under employee benefit plans (including related tax benefit of $394)	178,909	358	3,885			4,243
Cash dividends declared ($0.72 per share)				(36,104)		(36,104)

Balance at September 30, 2006	51,829,972	$103,660	$340,523	$497,469	$(12,963)	$928,689

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2006 and 2005.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 71 through 80 of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. Susquehanna is evaluating the impact of this requirement on its results of operations and financial condition. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Susquehanna currently measures plan assets and benefit obligations as of the end of its fiscal year.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Susquehanna is evaluating the impact of Statement 157 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Susquehanna is evaluating the impact of Interpretation No. 48 on its results of operations and financial condition.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Susquehanna is evaluating the impact of FAS No. 155 on its results of operations and financial condition.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation: and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon adoption of FAS No. 123(R). The guidance in the FSP was effective November 10, 2005. Susquehanna adopted FAS No. 123(R) using modified prospective application and has calculated its pool of windfall tax benefits in accordance with the guidance in FAS No. 123(R).

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

As part of the Minotola acquisition, Susquehanna recorded a $5,514 addition to the allowance for loan and lease losses. Susquehanna evaluated Minotola’s loan portfolio at the time of acquisition and did not identify any impaired loans as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Therefore, as required by FAS No. 141, “Business Combinations,” Susquehanna recorded Minotola’s loan portfolio at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management’s evaluation of FAS No. 5, “Accounting for Contingencies.”

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	September 30, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$532,149	$527,879	$405,098	$399,039
State & municipal	14,117	14,055	11,803	11,771
Mortgage-backed	632,568	614,047	623,347	602,564
Other debt securities	72,288	72,151	64,262	64,139
Equities	75,317	75,230	70,338	70,349

	1,326,439	1,303,362	1,174,848	1,147,862
Held-to-maturity:
State & municipal	6,199	6,199	6,399	6,399

Total investment securities	$1,332,638	$1,309,561	$1,181,247	$1,154,261

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	September 30, 2006	December 31, 2005

Commercial, financial, and agricultural	$944,411	$832,695
Real estate - construction	1,082,726	934,601
Real estate secured - residential	1,142,880	1,355,513
Real estate secured - commercial	1,577,435	1,257,860
Consumer	316,294	319,925
Leases	453,767	518,065

Total loans and leases	$5,517,513	$5,218,659

Leases held for sale (included in “Leases,” above)	$198,067	$340,572
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	$17,808	$0

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$368,037	$321,798
Estimated residual value of leases	147,323	259,462
Unearned income under lease contracts	(61,593)	(63,195)

Total leases	$453,767	$518,065

An analysis of impaired loans, as of September 30, 2006 and December 31, 2005, is as follows:

Impaired loans without a related reserve	$8,537	$1,731
Impaired loans with a reserve	1,396	2,066

Total impaired loans	$9,933	$3,797

Reserve for impaired loans	$841	$1,312

An analysis of impaired loans, for the three and nine month periods ended September 30, 2006 and 2005, is as follows:

	Three Months Ended September 30,
	2006	2005
Average balance of impaired loans	$9,232	$4,566
Interest income on impaired loans (cash-basis)	52	40

	Nine Months Ended September 30,
	2006	2005
Average balance of impaired loans	$8,382	$4,756
Interest income on impaired loans (cash-basis)	649	113

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	September 30, 2006	December 31, 2005

Securities sold under repurchase agreements	$288,997	$206,502
Federal funds purchased	56,000	96,200
Treasury tax and loan notes	1,901	4,821

Total short-term borrowings	$346,898	$307,523

Long-term debt was as follows:

Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Other	38	0
Junior subordinated notes callable 2007	22,381	22,777
Junior subordinated notes callable 2011	50,000	0

Total long-term debt	$222,419	$172,777

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

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005.

.

	For the three months ended September 30
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$25,241	51,803	$0.49	$17,761	46,763	$0.38

Effect of Diluted Securities:
Stock options and restricted shares outstanding		123			225

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$25,241	51,926	$0.49	$17,761	46,988	$0.38

For the three months ended September 30, 2006 and 2005, average options to purchase 997 and 7 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

	For the nine months ended September 30
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$62,283	49,809	$1.25	$51,870	46,676	$1.11

Effect of Diluted Securities:
Stock options and restricted shares outstanding		140			220

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$62,283	49,949	$1.25	$51,870	46,896	$1.11

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

For the nine months ended September 30, 2006 and 2005, average options to purchase 997 and 503 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On January 1, 2006, Susquehanna adopted FAS No. 123(R), “Share-Based Payment.” As a result, compensation cost related to share-based payment transactions is now recognized in Susquehanna’s financial statements using modified prospective application. For the three months ended September 30, 2006, share-based compensation expense totaling $139 has been included in salaries and employee benefits expense in the Consolidated Statement of Income. For the nine months ended September 30, 2006, share-based compensation expense totaling $846 has been included in salaries and employee benefits expense. Included in the $846, is $313 attributable to grants in 2006 to “retirement eligible” individuals.

Prior to adopting FAS No. 123(R), Susquehanna’s stock-based compensation was accounted for using the intrinsic value method set forth in the now-superseded APB Opinion 25. Under APB 25, no compensation expense was recognized. Pursuant to the disclosure requirements of FAS No. 123(R), pro forma net income and earnings per share for the three-month and nine-month periods ended September 30, 2005 are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors for past service. The fair value of the options on the date of grant was $4.35, and the options vested immediately.

	For the three months ended September 30 2005	For the nine months ended September 30 2005
Net income, as reported	$17,761	$51,870

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	213	1,097

Pro forma net income	$17,548	$50,773

Earnings per share:
Basic - as reported	$0.38	$1.11
Basic - pro forma	$0.38	$1.09

Diluted - as reported	$0.38	$1.11
Diluted - pro forma	$0.37	$1.08

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

	2006	2005	2004
Volatility	21.44%	20.60%	21.37%
Expected dividend yield	3.80%	3.80%	3.60%
Expected term (in years)	6	7	7
Risk-free rate	4.30%	4.28%	3.65%

A summary of option activity under the Plans as of September 30, 2006, is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,697	$20.77
Granted	278	24.33
Forfeited	54	22.30
Exercised	136	16.21

Outstanding at September 30, 2006	1,785	$21.63	5.5	$5,019

Exercisable at September 30, 2006	1,359	$21.00	4.6	$4,672

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $4.24, $4.35, and $4.38, respectively. The total intrinsic value of options exercised during 2006 and the years ended December 31, 2005 and 2004, was $1,132, $1,848, and $2,957, respectively.

A summary of the status of Susquehanna’s nonvested shares as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 is presented below:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2006	330	$3.89
Granted	278	4.24
Vested	157	3.93
Forfeited	25	3.97

Nonvested at September 30, 2006	426	$4.10

As of September 30, 2006, there was $1,199 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2011.

NOTE 8. Benefit Plans

Components of Net Periodic Benefit Cost

	Three months ended September 30
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,102	$981	$111	$94
Interest cost	1,126	891	113	75
Expected return on plan assets	(1,573)	(1,327)	0	0
Amortization of prior service cost	21	(15)	23	12
Amortization of transition obligation (asset)	(17)	(17)	28	29
Amortization of net actuarial (gain) or loss	239	90	11	(12)

Net periodic benefit cost	$898	$603	$286	$198

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	Nine months ended September 30
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$3,080	$2,661	$313	$266
Interest cost	3,282	2,875	328	261
Expected return on plan assets	(4,579)	(3,981)	0	0
Amortization of prior service cost	63	(43)	55	36
Amortization of transition obligation (asset)	(51)	(51)	84	85
Amortization of net actuarial (gain) or loss	717	530	33	0

Net periodic benefit cost	$2,512	$1,991	$813	$648

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $117 to its pension plan and $247 to its other postretirement benefit plan in 2006. As of September 30, 2006, $90 of contributions have been made to its pension plans, and $219 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $27 to fund its pension plan in 2006 for a total of $117, and $29 to its other postretirement benefit plan for a total of $247.

NOTE 9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2006, is as follows:

Balance as of January 1, 2006	$242,718

Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,086
Goodwill related to the Minotola acquisition	91,201

Balance at September 30, 2006	$335,005

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2006, is as follows:

	Total	Core Deposit Intangibles	Customer Lists	Favorable Lease Adjustments
Gross carrying amount as of January 1, 2006	$16,603	$13,991	$2,219	$393
Accumulated amortization	(5,029)	(4,556)	(185)	(288)

	11,574	9,435	2,034	105
Core deposit intangible related to the Minotola acquisition	10,053	10,053
Amortization expense through September 30, 2006	(1,601)	(1,439)	(114)	(48)
Other adjustments	(15)		(15)

Balance at September 30, 2006	$20,011	$18,049	$1,905	$57

NOTE 10. Derivative Financial Instruments and Hedging Activities

Beginning in April 2006, Susquehanna entered into amortizing interest rate swaps with an aggregate total of $159,277. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with the forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2006, the unrealized loss, net of taxes, recorded in other comprehensive income was $556.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in cash flow attributable to changes in the LIBOR swap rate. At September 30, 2006, the unrealized gain, net of taxes, recorded in other comprehensive income was $780.

Prospective effectiveness evaluations are performed by qualitatively assessing that the critical terms of the swaps and hedged transactions still match, and a review of the credit quality of the swap counterparty is periodically performed to evaluate whether it is probable that the swap counterparty will not default. At September 30, 2006, the hedges were assessed as effective.

The following table summarizes our derivative financial instruments at September 30, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$159,277	$(855)	One-month LIBOR	5.043% to 5.571%
25,000	458	Three-month LIBOR	3.935%
25,000	742	Three-month LIBOR	4.083%

$209,277	$345

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. Beginning in 2005, Susquehanna entered into term securitization transactions in which it has sold portfolios of home equity loans. All of these transactions have been accounted for as sales under FAS No. 140, and Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees and rights to future cash flows remaining after the investors have received the return for which they contracted. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest-rate risks on the transferred assets.

Automobile Leases

2006 Transaction

In March 2006, Susquehanna securitized $356,140 of closed-end motor vehicle leases, and recorded a pre-tax gain of $1,937 (which includes a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $53,953 and included $10,482 in subordinated notes, $42,812 in equity certificates of the securitization trust, and a $659 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is February 14, 2012.

2005 Transaction

In March 2005, Susquehanna securitized $366,816 of closed-end motor vehicle leases, and recorded a pre-tax gain of $2,846 (which includes a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $39,709 and included $11,070 in subordinated notes, $26,326 in equity certificates of the securitization trust, and a $2,313 interest-only strip. The initial carrying values of these retained interests were determined by by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is January 3, 2011.

2004 Revolving Transaction

In September 2004, Susquehanna entered into a revolving securitization transaction of closed-end motor vehicle leases, and recorded a pre-tax gain of $586 in noninterest income. Interests initially retained in the securitization totaled $19,027 and included equity certificates of the securitization trust and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale.

2003 Transaction

In July 2003, Susquehanna securitized $239,500 of closed-end motor vehicle leases, and recorded a pre-tax gain of $12,000 in noninterest income. Retained interests in the securitization totaled $27,630 and included $9,043 in equity certificates of the securitization trust, $6,587 in subordinated notes, and an interest- only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, had a final maturity date of November 14, 2008.

In the third quarter of 2006, Susquehanna, as servicer, issued a clean-up call for this securitization and recorded $12,284 in lease receivables.

2002 Revolving Transaction

In August 2002, Susquehanna entered into a revolving securitization transaction of closed-end motor vehicle leases and recorded a pre-tax gain of $5,180 in noninterest income. Retained interests in the securitization totaled $25,640 and included equity certificates of the securitization trust and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Home Equity Loans

2006 Transaction

In September 2006, Susquehanna securitized $349,403 of fixed-rate home mortgage loans and variable-rate line of credit loans and recorded a pre-tax gain of $8,225 in noninterest income. Retained interests in the securitization totaled $21,244 and included $2,745 in subordinated notes, and $18,499 in interest-only strips. The initial carrying value of the interest-only strips was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the loans and recorded a servicing asset of $2,334. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which bear interest at one-month LIBOR plus .75%, were rated by independent rating agencies and have a final maturity date of August 2036.

In this securitization, approximately 70.5% of the variable-rate loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $11,140, and its related fair value was considered to be de minimus.

2005 Transaction

In December 2005, Susquehanna securitized $239,766 of home equity line of credit loans, and a pre-tax gain of $6,648 was recorded in noninterest income. The interest-only strip retained in the securitization totaled $7,298. The initial carrying value of this interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the loans and recorded a servicing asset of $1,289. Transaction costs associated with this securitization were included as a component of gain on sale.

In this securitization, approximately 35.4% of the loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation was $23,980, and its related fair value was considered to be de minimus.

Key economic assumptions used in measuring certain retained interests at the date of securitization were as follows:

	Gain Recognized	Weighted- average Life (in months)	Prepayment Speed		Expected Credit Losses	Annual Discount Rate	Annual Coupon Rate to Investors
Automobile Leases
2006 transaction	$1,937	22	2.00%-4.00%		0.05%	5.28%	4.99%-5.58%
2005 transaction	2,846	17	2.00-3.00		0.00	3.74	3.21-5.09
2004 revolving transaction	586	34	2.40		0.10	3.49	3.48
2003 transaction	12,000	34	0.10		0.10	2.13	2.66
2002 revolving transaction	5,180	34	0.40		0.10	3.59	3.09

Home Equity Loans
2006 transaction	$8,225
Fixed-rate portion		56	10.00	*	0.10%	6.60%	30-day LIBOR+ 0.17% - 1.25%
Variable-rate portion		20	45.00	*	0.06	6.60	30-day LIBOR+ 0.15%
2005 transaction	6,648	20	45.00	*	0.15	6.50	30-day LIBOR+ 0.19%

*	Constant Prepayment Rate

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Nine Months Ended September 30
					Net Credit Losses (Recoveries)
	Sept 30, 2006	December 31, 2005	Sept 30, 2006	December 31, 2005	2006	2005
Loans and leases held in portfolio	$5,517,513	$5,218,659	$73,961	$80,592	$4,277	$9,306
Leases securitized	688,665	576,890	796	848	146	220
Home equity loans securitized	504,226	221,930	859	208	0	0
Leases serviced for others (1)	248,393	509,831	746	2,451	(41)	14

Total loans and leases serviced	$6,958,797	$6,527,310	$76,362	$84,099	$4,382	$9,540

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

	Three Months Ended September 30		Nine Months Ended Sept 30
Automobile Leases	2006	2005	2006	2005
Proceeds from securitizations	$0	$0	$302,887	$323,568
Amounts derecognized	0	0	356,140	372,488
Servicing fees received	2,181	2,055	6,585	6,012
Other cash flows received from retained interests	8,745	4,804	21,582	12,990

	Three Months Ended September 30		Nine Months Ended Sept 30
Home Equity Loans	2006	2005	2006	2005
Proceeds from securitizations	$338,597	$0	$338,597	$0
Amounts derecognized	351,150	0	351,150	0
Additional draws conveyed to the trusts	15,267	0	44,014	0
Servicing fees received	331	0	849	0

There were no cash flows received from retained interests for the nine-month periods ended September 30, 2006, and September 30, 2005 relating to home equity loans.

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. Susquehanna, as servicer, distributes to third-party beneficial interest holders contracted returns and retains the right to remaining cash flows. The expected cash flows are discounted to present value and recorded as interest-only strips. Susquehanna estimates the fair value of these interest-only strips using assumptions regarding credit losses, prepayments speeds, and discount rates commensurate with the risks involved at the time the underlying assets are sold. The fair values are adjusted quarterly based on changes in these key economic risk factors.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2006 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

As of September 30, 2006

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strip	$843	16	2.00%	0.05%	5.26%
Decline in fair value of 10% adverse change			$7	$21	$5
Decline in fair value of 20% adverse change			13	41	10

2005 transaction - Interest-Only Strip	$1,159	10	3.00%	0.05%	4.10%
Decline in fair value of 10% adverse change			$9	$8	$5
Decline in fair value of 20% adverse change			59	16	9

2004 revolving transaction - Interest-Only Strip	$273	17	2.90%	0.10%	5.30%
Decline in fair value of 10% adverse change			$0	$0	$2
Decline in fair value of 20% adverse change			1	0	4

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$14,298	56	10.00	0.10%	6.60%
Decline in fair value of 10% adverse change			$402	$92	$331
Decline in fair value of 20% adverse change			787	185	647

Variable-rate portion	$4,201	20	45.00	0.06%	6.60%
Decline in fair value of 10% adverse change			$395	$11	$71
Decline in fair value of 20% adverse change			737	21	139

2005 transaction - Interest-Only Strips	$8,661	20	45.00	0.15%	6.50%
Decline in fair value of 10% adverse change			$430	$41	$159
Decline in fair value of 20% adverse change			792	80	310

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the likelihood of an occurrence of an Early Amortization Event; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; and expectations regarding the future performance of Hann. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Results of Operations

Summary of 2006 Compared to 2005

Net income for the third quarter of 2006 was $25.2 million, an increase of $7.5 million, or 42.1%, over net income of $17.8 million for the third quarter of 2005. Net interest income increased 10.6%, to $67.1 million for the third quarter of 2006, from $60.7 million for the third quarter of 2005. Non-interest income increased 43.8%, to $39.1 million for the third quarter of 2006, from $27.2 million for the third quarter of 2005. Non-interest expenses increased 14.2%, to $66.9 million for the third quarter of 2006, from $58.5 million for the third quarter of 2005.

Net income for the first nine months of 2006 was $62.3 million, an increase of $10.4 million, or 20.1%, over net income of $51.9 million for the first nine months of 2005. Net interest income increased 7.2%, to $193.0 million for the first nine months of 2006, from $180.0 million for the first nine months of 2005. Non-interest income increased 18.3%, to $101.0 million for the first nine months of 2006, from $85.4 million for the first nine months of 2005. Non-interest expenses increased 8.6%, to $196.2 million for the first nine months of 2006, from $180.7 million for the first nine months of 2005.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Diluted Earnings per Share	$0.49	$0.38	$1.25	$1.11
Return on Average Assets	1.21%	0.95%	1.05%	0.94
Return on Average Equity	10.99%	9.29%	9.73%	9.22%
Return on Average Tangible Equity (1)	18.32%	14.20%	15.58%	14.15%
Efficiency Ratio	62.54%	66.19%	66.32%	67.59%
Efficiency Ratio excluding Hann (1)	57.40%	58.49%	60.99%	59.09%
Net Interest Margin	3.76%	3.74%	3.80%	3.75%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Return on average equity (GAAP basis)	10.99%	9.29%	9.73%	9.22%
Effect of excluding average intangible assets and related amortization	7.33%	4.91%	5.85%	4.93%
Return on average tangible equity	18.32%	14.20%	15.58%	14.15%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Efficiency ratio (GAAP basis)	62.54%	66.19%	66.32%	67.59%
Effect of excluding Hann	5.14%	7.70%	5.33%	8.50%
Efficiency ratio excluding Hann	57.40%	58.49%	60.99%	59.09%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended September 30, 2006			For the Three-Month Period Ended September 30, 2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$78,232	$966	4.90	$65,301	$500	3.04
Investment securities:
Taxable	1,274,232	13,709	4.27	1,148,672	10,485	3.62
Tax-advantaged	17,992	295	6.51	19,824	317	6.34

Total investment securities	1,292,224	14,004	4.30	1,168,496	10,802	3.67

Loans and leases, (net):
Taxable	5,696,372	107,835	7.51	5,185,972	86,897	6.65
Tax-advantaged	89,303	1,675	7.44	78,363	1,308	6.62

Total loans and leases	5,785,675	109,510	7.51	5,264,335	88,205	6.65

Total interest-earning assets	7,156,131	$124,480	6.90	6,498,132	$99,507	6.08

Allowance for loan and lease losses	(62,017)			(55,484)
Other non-earning assets	1,182,023			982,597

Total assets	$8,276,137			$7,425,245

Liabilities
Deposits:
Interest-bearing demand	$1,866,568	$13,780	2.93	$1,745,718	$7,961	1.81
Savings	517,312	1,548	1.19	506,519	538	0.42
Time	2,518,686	26,981	4.25	2,019,095	16,636	3.27
Short-term borrowings	373,462	4,267	4.53	394,526	2,814	2.83
FHLB borrowings	648,835	6,811	4.16	743,150	7,815	4.17
Long-term debt	222,509	3,272	5.83	172,986	2,468	5.66

Total interest-bearing liabilities	6,147,372	$56,659	3.66	5,581,994	$38,232	2.72

Demand deposits	982,026			872,576
Other liabilities	235,919			212,551

Total liabilities	7,365,317			6,667,121
Equity	910,820			758,124

Total liabilities and shareholders’ equity	$8,276,137			$7,425,245

Net interest income / yield on average earning assets		$67,821	3.76		$61,275	3.74

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2006			For the Nine-Month Period Ended September 30, 2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$75,581	$2,551	4.51	$59,269	$1,186	2.68
Investment securities:
Taxable	1,240,745	38,855	4.19	1,186,259	33,093	3.73
Tax-advantaged	18,169	854	6.28	30,440	1,569	6.89

Total investment securities	1,258,914	39,709	4.22	1,216,699	34,662	3.81

Loans and leases, (net):
Taxable	5,431,832	298,207	7.34	5,123,298	246,514	6.43
Tax-advantaged	82,182	4,427	7.20	82,272	3,925	6.38

Total loans and leases	5,514,014	302,634	7.34	5,205,570	250,439	6.43

Total interest-earning assets	6,848,509	$344,894	6.73	6,481,538	$286,287	5.91

Allowance for loan and lease losses	(58,546)			(54,381)
Other non-earning assets	1,107,726			980,804

Total assets	$7,897,689			$7,407,961

Liabilities
Deposits:
Interest-bearing demand	$1,812,671	$36,640	2.70	$1,716,314	$19,157	1.49
Savings	498,421	3,494	0.94	540,233	1,704	0.42
Time	2,381,654	71,295	4.00	2,001,155	45,953	3.07
Short-term borrowings	323,972	9,955	4.11	387,988	6,949	2.39
FHLB borrowings	655,763	19,824	4.04	763,456	22,805	3.99
Long-term debt	202,843	8,860	5.84	178,789	7,776	5.81

Total interest-bearing liabilities	5,875,324	$150,068	3.41	5,587,935	$104,344	2.50

Demand deposits	943,239			868,420
Other liabilities	223,571			199,671

Total liabilities	7,042,134			6,656,026
Equity	855,555			751,935

Total liabilities and shareholders’ equity	$7,897,689			$7,407,961

Net interest income / yield on average earning assets		$194,826	3.80		$181,943	3.75

Additional	Information

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $67.1 million for the third quarter of 2006, as compared to $60.7 million for the same period in 2005. For the nine months ended September 30, 2006, net interest income increased to $193.0 million, as compared to $180.0 million for the same period in 2005.

Net interest income as a percentage of net interest income plus noninterest income was 63.2% for the quarter ended September 30, 2006, and 69.1% for the quarter ended September 30, 2005. Net interest income as a percentage of net interest income plus noninterest income was 65.6% for the nine months ended September 30, 2006, and 67.8% for the nine months ended September 30, 2005.

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

The $6.4 million increase in our net interest income for the third quarter of 2006, as compared to the third quarter of 2005, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola National Bank on April 21, 2006. In addition, our net interest margin improved from 3.74% for the third quarter of 2005, to 3.76% for the third quarter of 2006. This increase in net interest margin was primarily due to the acquisition of Minotola, as its margin was in excess of 4.50%.

The $13.0 million increase in our net interest income for the nine-month period ended September 30, 2006, as compared to the same period in 2005, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola National Bank on April 21, 2006. In addition, our net interest margin improved from 3.75% for the nine-month period ended September 30, 2005, to 3.80% for the nine-month period ended September 30, 2006. This increase in net interest margin was also primarily due to the acquisition of Minotola.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.2 million for the third quarter of 2006, and $3.2 million for the third quarter of 2005. Among other factors, this $1.0 million decrease in the provision is the result of a $2.7 million decrease in net charge-offs.

The provision for loan and lease losses was $6.2 million for the nine months ended September 30, 2006, and $8.4 million for the nine months ended September 30, 2005. This $2.2 million decrease in the provision is the result of a $5.0 million decrease in net charge-offs.

The allowance for loan and lease losses was 1.11% of period-end loans and leases, or $61.1 million at September 30, 2006, and 1.00% of period-end loans and leases, or $53.2 million, at September 30, 2005.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at September 30, 2006. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at September 30, 2006.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance - Beginning of period	$60,138	$53,927	$53,714	$54,093
Additions through acquisition	0	0	5,514	0
Additions charged to operating expenses	2,241	3,215	6,191	8,445

	62,379	57,142	65,419	62,538

Charge-offs	(3,467)	(4,750)	(8,703)	(13,090)
Recoveries	2,230	840	4,426	3,784

Net charge-offs	(1,237)	(3,910)	(4,277)	(9,306)

Balance - Period end	$61,142	$53,232	$61,142	$53,232

Net charge-offs as a percent of average loans and leases (annualized)	0.08%	0.29%	0.10%	0.24%
Allowance as a percent of period-end loans and leases	1.11%	1.00%	1.11%	1.00%

Average loans and leases	$5,785,675	$5,264,335	$5,514,014	$5,205,570
Period-end loans and leases	5,517,513	5,334,008	5,517,513	5,334,008

TABLE 3 - Risk Assets

		September 30, 2006	December 31, 2005	September 30, 2005
Nonperforming assets:
Nonaccrual loans and leases		$21,176	$17,392	$19,033
Restructured loans		$2,295	0	0
Other real estate owned		2,085	2,620	3,417

Total nonperforming assets		$25,556	$20,012	$22,450

As a percent of period-end loans and leases plus other real estate owned		0.46%	0.38%	0.42%
Coverage ratio		260.50%	308.84%	279.68%
Loans and leases contractually past due 90 days and still accruing		$16,853	$8,998	$8,489

Noninterest Income

Third Quarter 2006 Compared to Third Quarter 2005

Noninterest income, as a percentage of net interest income plus noninterest income, was 36.8% for the third quarter of 2006, and 30.9% for the third quarter of 2005.

Noninterest income increased $11.9 million, or 43.8%, for the third quarter of 2006, over the third quarter of 2005. This net increase is composed primarily of the following:

•	Increased service charges on deposit accounts of $2.0 million;

•	Increased gains on the sales of loans and leases of $8.0 million; and

•	Increased other income of $1.6 million.

Service charges on deposit accounts. The 36.5% increase was the result of improvements relating to the processing of customer overdrafts and the inclusion of Minotola operations.

Gains on sales of loans and leases. The increase was the result of the $8.2 million gain recognized in the home equity loan securitization.

Other income. The 47.0% increase was primarily the result of the inclusion of Minotola operations, most notably the merchant services division which contributed $0.7 million to other income. Furthermore, the rewards program associated with our Susquehanna-branded debit cards generated an additional $0.5 million.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Noninterest income, as a percentage of net interest income plus noninterest income, was 34.4% for the nine-month period ended September 30, 2006, and 32.2% for the nine-month period ended September 30, 2005.

Noninterest income increased $15.6 million, or 18.3%, for the nine-month period ended September 30, 2006, over the comparable period in 2005. This net increase is composed primarily of the following:

•	Increased service charges on deposit accounts of $3.4 million;

•	Increased vehicle origination, servicing, and securitization fees of $2.1 million;

•	Increased commissions on property and casualty insurance sales of $1.2 million;

•	Increased gains on the sale of loans and leases of $8.7 million;

•	Decreased gains on the sales of securities of $4.2 million; and

•	Increased other income of $4.0 million.

Service charges on deposit accounts. The 21.4% increase was the result of improvements relating to the processing of customer overdrafts and the inclusion of Minotola operations since April 21, 2006.

Vehicle origination, securitization, and servicing fees. The 17.0% increase was primarily due to higher volumes of origination and securitization fees.

Commissions on property and casualty insurance sales. The 14.6% increase can be attributed to new business and better than expected contingency fee income in the first quarter of 2006.

Gains on sales of loans and leases. The increase was the result of the $8.2 million gain recognized on the home equity loan securitization in the third quarter of 2006.

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

Other income. The 38.4% increase primarily was the result of the inclusion of Minotola operations, most notably the merchant services division which contributed $1.7 million to other income, since April 21, 2006. Furthermore, the rewards program associated with our Susquehanna-branded debit cards generated an additional $1.6 million.

Noninterest Expenses

Third Quarter 2006 Compared to Third Quarter 2005

Noninterest expenses increased $8.4 million, or 14.2%, from $58.5 million for the third quarter of 2005, to $66.9 million for the third quarter of 2006. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $5.7 million;

•	Decreased vehicle residual value expense of $1.5 million; and

•	Increased other expenses of $3.0 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 20.9% for the third quarter of 2006, as compared to the third quarter of 2005. This increase was primarily the result of the inclusion of Minotola operations, normal annual salary increases, and higher benefit costs.

Vehicle residual value expense. The 62.0% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006.

Other expense. The 16.8% increase primarily was the result of the inclusion of Minotola operations.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Noninterest expenses increased $15.5 million, or 8.6%, from $180.7 million for the nine-month period ended September 30, 2005, to $196.2 million for the comparable period in 2006. This net increase is composed primarily of the following:

•	Increased salaries and employee benefits of $11.8 million;

•	Decreased vehicle residual value expense of $5.0 million;

•	Decreased vehicle delivery and preparation expense of $1.6 million; and

•	Increased other expenses of $7.8 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 14.0% for the first nine months of 2006, as compared to the first nine months of 2005. This increase was primarily the result of the inclusion of Minotola operations since April 21, 2006, normal annual salary increases, and higher benefit costs. In addition, $0.8 million was recorded as share-based compensation expense as a result of our adoption of FAS No. 123(R), “Share-based Payment” on January 1, 2006. Of this $0.8 million, $0.4 million represented expenses related to “retirement eligible” employees and directors.

Vehicle residual value expense. The 64.2% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006.

Vehicle delivery and preparation expense. The 16.7% decrease in these expenses is the result of efficiencies recognized through the operation of the new reconditioning center at Auto Lenders.

Other expense. The 13.9% increase was the result of increased advertising and marketing expenditures and the inclusion of Minotola operations since April 21, 2006.

Income Taxes

Our effective tax rate for both the third quarter of 2006 and the third quarter of 2005 was 32.0%. Our effective tax rate for both of the nine-month periods ended September 30, 2006 and September 30, 2005 was 32.0%.

Financial Condition

Summary of September 30, 2006 Compared to December 31, 2005

Total assets at September 30, 2006 were $8.1 billion, an increase of 8.3%, as compared to total assets of $7.5 billion at December 31, 2005. The fair value of assets acquired in the Minotola transaction was $689.4 million. Loans and leases increased to $5.5 billion at September 30, 2006, from $5.2 billion at December 31, 2005. Total deposits increased to $5.8 billion at September 30, 2006, from $5.3 billion at December 31, 2005. Equity capital was $928.7 million at September 30, 2006, or $17.92 per share, compared to $780.5 million, or $16.66 per share, at December 31, 2005.

Loans and Leases

In September 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold fixed-rate home mortgage loans and variable-rate home equity lines of credit with an aggregate total of $351.2 million. In March 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $356.1 million. The fair value of net loans and leases acquired in the Minotola transaction was $474.7 million.

Risk Assets

Table 3 shows an increase in non-accrual loans and leases, from $17.4 million at December 31, 2005, to $21.2 million at September 30, 2006. Loans and leases past due 90 days or more and still accruing interest also increased, from $9.0 million at December 31, 2005, to $16.9 million at September 30, 2006. As a result, the percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) decreased from 308.8% at December 31, 2005, to 260.5% at September 30, 2006.

The increase in non-performing and past-due-90-days loans and leases primarily was caused by six commercial credits ranging between $1.0 million and $4.0 million. Due to the value of the supporting collateral, we believe there should be minimal loss exposure.

Goodwill and Other Identifiable Intangible Assets

Goodwill recognized in the Minotola acquisition was $91.2 million. The core deposit intangible recognized was $10.1 million.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in March 2006, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $53.3 million, representing notes and equity certificates of the issuer. In addition, in the third quarter of 2006, Hann, as servicer, issued a clean-up call relating to the 2003 securitization. As a result, Hann received $2.3 million in cash and recorded $12.3 million in lease receivables thereby reducing investment in and receivables from unconsolidated entities.

Deposits

Total deposits increased 9.9%, from $5.3 billion at December 31, 2005, to $5.8 billion at September 30, 2006. The fair value of deposit liabilities assumed in the Minotola acquisition totaled $525.1 million.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2006, was 9.27%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at September 30, 2006, was 12.24%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2006, was 8.29%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2006, our bank subsidiaries had approximately $734.3 million available to them under collateralized lines of credit with various FHLBs; and approximately $433.2 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $41.2 million at September 30, 2006 and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). In March 2006, we entered into a term securitization transaction of leases and related vehicles. The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. Net proceeds from this transaction totaled $302.9 million. In September 2006, we entered into a term securitization transaction of fixed and variable rate home mortgage loans. Net proceeds from this transaction totaled $338.6 million.

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

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At September 30, 2006, the unrealized gain, net of taxes, recorded in other comprehensive income totaled $0.8 million.

Beginning in April 2006, we have entered into amortizing interest rate swaps with an aggregate total of $159.3 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2006, the unrealized loss, net of taxes, recorded in other comprehensive income totaled $0.6 million.

The following table summarizes our derivative financial instruments as of September 30, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(dollars in thousands)
$159,277	$(855)	One-month LIBOR	5.043% to 5.571%
25,000	458	Three-month LIBOR	3.935%
25,000	742	Three-month LIBOR	4.083%

$209,277	$345

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate banks, Hann and the banks have entered into arrangements with Auto Lenders pursuant to which Hann or a bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank affiliates.

Securitizations and Off-Balance Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of September 30, 2006	As of September 30, 2005
	(dollars in thousands)
Lease Securitization Transactions*	$688,665	$631,400
Home Equity Loan Securitization Transactions*	504,226	0
Agency Arrangements and Lease Sales*	169,688	443,895
Sale-Leaseback Transactions*	78,705	99,309
Leases and Loans Held in Portfolio	5,517,513	5,334,008

Total Leases and Loans Serviced	$6,958,797	$6,508,612

*	Off-balance sheet

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

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. We, as servicer, distribute to third party beneficial interest holders contracted returns. We retain the right to remaining cash flows after distributions to third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third party beneficial interest holders. We estimate the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE and adjusted quarterly based on changes in these key economic risk factors. Based upon the table in the “Securitization Activity” footnote, we believe that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of our interest-only strips.

For additional information concerning the accounting policies for measuring the interest-only strips, the characteristics of the securitization transactions, including the gain or loss from sale, and the key assumptions used in measuring the fair value of the interest-only strips, see “Note 1 – Summary of Significant Accounting Policies” under the captions “Asset Securitizations” and “Recorded Interests in Securitized Assets” to the financial statements appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and “Note 11, Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of 2006 Securitization Transactions

Home Equity Loans

In September 2006, one of our banking subsidiaries, Susquehanna Bank PA, entered into a term securitization transaction of fixed-rate home mortgage loans and adjustable-rate home equity line of credit loans (the “September 2006 transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Patriot Bank, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the September 2006 transaction, Susquehanna Bank PA sold a portfolio of fixed-rate home equity loans with an aggregate principal balance of approximately $238.0 million and a portfolio of adjustable-rate home equity line of credit loans (“HELOCs”) with an aggregate principal balance of approximately $111.4 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the September 2006 transaction, Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly-formed statutory trust (the “Issuer”). The equity interests of the Issuer (other than a non-economic interest representing tax ownership of the securitized fixed-rate home equity loan portfolio) are owned by the Transferor. The Transferor financed the purchase of the portfolio of home equity loans from Susquehanna Bank PA primarily through the issuance by the Issuer of $345.2 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

A portion of the home equity line of credit loans, which generally accrue interest at a variable rate, include a feature that permits the obligor to “convert” all or a portion of the loan from a variable interest rate to a fixed interest rate. The maximum dollar amount of the portfolio balances sold in the September 2006 transaction which is subject to this conversion feature was $72.0 million at the transaction cut-off date. During the draw period, the obligor may request that Susquehanna establish fixed-rate repayment terms for an amount not to exceed the then outstanding balance under the credit line. Requests must be for amounts which do not exceed the credit limit, and no event of default shall have occurred and be continuing at the time of the request. We complete all required underwriting at the time of origination and no additional underwriting occurs at the time the obligor exercises the fixed-rate conversion feature. The credit limit will include credit advances under the credit line and outstanding balances under the previously requested fixed-rate repayments. The minimum fixed-rate repayment request is three thousand dollars. The obligor may elect to submit fixed-rate repayment requests at any time during the draw period. The obligor is limited to three fixed-rate repayment schedules at any time. The reason for permitting the conversion feature is to be competitive in our marketplace, as many other financial institutions offer this feature.

In the September 2006 transaction, one class of the Issuer’s floating-rate asset-backed notes was backed by variable-rate HELOCs. However, approximately 70.5% of the HELOCs as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes backed by the HELOCs as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the September 2006 Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the class of floating-rate notes backed by the HELOCs was unlikely to be materially and adversely affected if the Issuer’s portfolio of HELOCs included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $11.0 million. Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 60.5% of the HELOCs could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with Susquehanna structured in accordance with SFAS 140 paragraph 40 to protect the third-party beneficial interest holders above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna and provides the Issuer with an additional source of funds to make payments on the floating-rate notes if the floating rate exceeds the fixed rates of the loans for which the related obligors have exercised their fixed-rate conversion feature.

Based on our historical experience with home equity lines of credit with the conversion feature, we determined that it was highly unlikely that more than 10% of the HELOCs held by the Issuer would be converted by the related obligors from variable-rate to fixed-rate obligations. This conclusion is based in part on our experience with HELOCs that have conversion features, which tend to be converted by obligors from variable rate to fixed rate within the first three-to-six months after origination. The securitized pool, at the time the loans were transferred to the Issuer, was generally seasoned more than six months. Further, we determined that it is highly unlikely that we will have any liability under the interest rate protection agreement provided for in the transaction agreements because we believe that, based upon historical experience and business understanding of obligor behavior, less than 10% of the HELOCs will be converted by the related obligors to fixed-rate loans. The estimated maximum cost and fair value to Susquehanna of complying with the interest rate protection discussed above is considered de minimus.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $8.2 million. The initial interest-only strips recorded for this transaction were $18.5 million, and the fair value of these interest-only strips at September 30, 2006, was $18.5 million.

Leases

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $1.9 million. The initial recorded interest-only strip for this transaction was $0.7 million, and the fair value of this interest-only strip at September 30, 2006, was $0.8.

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

Some of the HELOCs, which generally accrue interest at a variable rate, include a feature that permits the obligor to “convert” all or a portion of the loan from a variable interest rate to a fixed interest rate. Specifically, during the draw period, the obligor may request that the Company establish fixed-rate repayment terms for an amount not to exceed the then outstanding balance under the credit line. Requests must be for amounts which do not exceed the credit limit, and no event of default shall have occurred and be continuing at the time of the request. The Company completes all required underwriting at the time of origination and no additional underwriting occurs at the time the obligor exercises the fixed- rate conversion feature. The credit limit will include credit advances under the credit line and outstanding balances under the previously requested fixed-rate repayments. The minimum fixed-rate repayment request is three thousand dollars. The obligor may elect to submit fixed-rate repayment requests at any time during the draw period. The obligor is limited to three fixed-rate repayment schedules at any time. The reason for permitting the conversion feature is to be competitive in the Company’s marketplace as many other financial institutions offer this feature, and the maximum dollar amount of the portfolio balances sold which is subject to this conversion feature was $84.7 million at the transaction cut-off date.

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

In this transaction, the Issuer issued floating-rate asset-backed notes to third-party investors, which were backed by variable-rate HELOCs. However, approximately 35.35% of the loans as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the 2005 HELOC Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the floating-rate notes was unlikely to be materially and adversely affected if the Issuer’s assets included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $24.0 million. (Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans.) However, because up to 15.35% of loans could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with us structured in accordance with FAS No. 140, paragraph 40, to protect the third-party beneficial interest holders, above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the issuer with an additional source of funds to make payments on the floating-rate notes if the floating-rate exceeds the fixed-rates of the loans for which the related obligor have exercised their fixed-rate conversion feature. Our estimated maximum cost of complying with the interest rate protection is considered de minimus.

Based on our historical experience with home equity lines of credit with the conversion feature, we determined that it was highly unlikely that more than 10% of the HELOCs held by the Issuer would be converted by the related obligors from variable-rate to fixed-rate obligations. This conclusion is based in part on our experience with HELOCs that have conversion features, which tend to be converted by obligors from variable-rate to fixed-rate within the first three-to-six months after origination. The securitized pool, at the time the loans were transferred to the Issuer, was generally seasoned more than six months.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $6.6 million. The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at September 30, 2006, was $8.7 million.

Leases

In March 2005, each of our wholly owned commercial and retail banking subsidiaries entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE. Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which will be retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer. These notes, which do not bear interest, have been rated by independent rating agencies and have a final maturity date of February 14, 2012. We have retained the notes because the interest rate required to sell them was too high in comparison to the associated risk.

We have retained the right to service the leases; however, no servicing asset or liability was recognized because the expected servicing costs are approximately equal to servicing fee income, which approximates current market value. In addition, we retained equity certificates of the Issuer initially totaling $23.6 million.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $2.8 million. The initial recorded interest-only strip for this transaction was $2.3 million, and the fair value of this interest-only strip at September 30, 2006, was $1.2 million.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during the first nine months of 2006. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue). Pursuant to the loan agreement for the 2004 transaction, an early amortization event would occur if, among other things, the portfolio failed to meet certain performance tests, or if the QSPE were to breach a material representation, warranty or covenant, or were to become insolvent.

In connection with the transaction, Susquehanna has entered into a back-up servicing agreement pursuant to which it has agreed to service the automobile leases and related vehicles beneficially owned by the QSPE if Hann is terminated as servicer. If Susquehanna were appointed servicer, it would receive a servicing fee each month.

The debt issued in the revolving securitization transaction will bear a floating rate of interest and the securitized portfolio accrues interest at a fixed rate. Under the 2004 transaction, on each monthly payment date, if (1) the weighted average fixed interest rate of the securitized portfolio is less than the minimum required portfolio yield, and (2) the amount on deposit in the yield supplement account is less than the targeted portfolio yield, then payments will begin under the interest rate hedge agreement established with the administrator pursuant to the loan documents. The interest rate hedge protects the third party beneficial interest holders from interest rate fluctuations and is structured in accordance with paragraph 40 of SFAS 140. The aggregate notional amount of the QSPE’s interest rate hedge as of any date will be calculated to equal the expected amortization of the outstanding loan amount on such date. The targeted portfolio yield is calculated on each monthly payment date using a formula specified in the loan documents that takes into account the aggregate outstanding lease balance of the portfolio, the weighted average remaining life of the portfolio, the weighted average fixed-interest rate of the portfolio assets and the minimum required portfolio yield. The minimum required portfolio yield is calculated on each monthly payment date using a formula specified in the loan documents that takes into account the cost of funds, the average swap rate and servicing and administration fees paid by the QSPE, together with the level of excess spread required by the lender. The yield supplement account exists as a reserve account to provide the QSPE with an additional source of funds in circumstances where the yield on the portfolio assets is less than the minimum required portfolio yield.

Events of default include, among other things, failure of the hedge to be maintained. Upon such an occurrence, the lender could accelerate the principal of the loans and the collateral agent, on behalf of the lender and other secured parties, could exercise standard remedies of a secured creditor, such as seizing and selling the collateral. We do not foresee any reasonable circumstance where the QSPE would not be able to maintain the interest rate hedge and thereby trigger an event of default under the loan documents.

The transaction documents for the 2004 revolving transaction contain several requirements, obligations, liabilities, provisions and consequences, including early amortization events, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests measured on a monthly basis relating to losses, delinquencies, vehicle turn-in rates, and residual values. The transaction documents also provide that any assets that failed to meet the eligibility requirements set forth in such transaction documents at the time such assets were transferred to the QSPE must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $0.6 million. The fair value of the interest-only strip at September 30, 2006, was $0.3

In July 2003, Hann entered into a term securitization transaction (the “2003 transaction”). In this transaction, Hann sold and contributed the beneficial interest in $239.5 million in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchase of the beneficial interest primarily by issuing $233.0 million of asset-backed notes.

In September 2006, Hann, as servicer, issued a clean-up call for this transaction and recorded $12.3 million in lease receivables.

During the third quarter of 2002, Hann entered into a revolving securitization transaction and sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $250.0 million from a non-related, asset-backed commercial paper issuer (a “lender”); however, the lender is not committed to make loans to the QSPE. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, will not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue). Pursuant to the loan agreement for the 2002 transaction, an early amortization event would occur if, among other things, the portfolio failed to meet certain performance tests, or if the QSPE were to breach a material representation, warranty or covenant, or were to become insolvent.

The debt issued in the revolving securitization transaction bears a floating rate of interest and the securitized portfolio accrues interest at a fixed rate. Under the 2002 transaction, on each monthly payment date, if the weighted average fixed interest rate of the securitized portfolio is less than the minimum required portfolio yield, then payments will begin under the interest rate hedge agreement required to be entered into with the administrator pursuant to the loan documents. The interest rate hedge protects the third party beneficial interest holders from interest rate fluctuations and is structured in accordance with paragraph 40 of FAS No. 140. The aggregate notional amount of the QSPE’s interest rate hedge as of any date will be calculated to equal the expected amortization of the outstanding loan amount on such date. The minimum required portfolio yield is calculated on each monthly payment date using a formula specified in the loan document that takes into account the cost of funds, the average swap rate and servicing and administration fees paid by the QSPE, together with the level of excess spread required by the lender.

Events of default included, among other things, failure of the hedge to be maintained. Upon such an occurrence, the lender could accelerate the principal of the loans and the collateral agent, on behalf of the lender and other secured parties, could exercise standard remedies of a secured creditor, such as seizing and selling the collateral. We do not foresee any reasonable circumstance where the QSPE would not be able to maintain the interest rate hedge and thereby trigger an event of default under the loan documents.

The transaction documents for the 2002 revolving transaction contain several requirements, obligations, liabilities, provisions and consequences, including early amortization events, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests measured on a monthly basis relating to losses, delinquencies, vehicle turn-in rates, and residual values. The transaction documents also provide that any assets that failed to meet the eligibility requirements set forth in such transaction documents at the time such assets were transferred to the QSPE must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $5.2 million. At September 30, 2006, the associated interest-only strip had been fully amortized.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the new agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. However, our liability is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At September 30, 2006, the total residual value of the vehicles in the portfolio for this transaction was $2.9 million, and our maximum obligation under the Residual Interest Agreement at September 30, 2006, was $0.3 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at September 30, 2006.

Sale-Leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $78.7 million at September 30, 2006. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At September 30, 2006, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $41.3 million.

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

During the third quarter of 2006, we notified the Lessor of our intention to exercise the early buyout option, effective January 14, 2007.

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of September 30, 2006.

Sale-Leaseback Transaction

Under the existing sale-leaseback transaction, we guarantee certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If we fail to maintain our investment-grade senior unsecured long-term debt ratings, then we must obtain a $35.2 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure our obligations under the guarantee. We also have obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if we fail to make payments under the guarantee.

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

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at September 30, 2006 was $0.3 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” and FAS No. 5, “Accounting for Contingencies” and have determined that no liability exists at September 30, 2006.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Susquehanna’s management, with the participation of Susquehanna’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Susqehanna’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Susquehanna believes that a control system, no matter how well disigned and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control Over Financial Reporting

No change in Susquehanna’s internal control financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Susquehanna’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The only material change in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 is that the risk factor entitled “If we are unable to complete our pending merger with Minotola, or we are unable to successfully integrate operations or achieve the anticipated cost saving relating to the integration of our operations, we may experience significant charges to earnings that may adversely affect our stock price, operating results and financial condition” is no longer applicable.

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

SUSQUEHANNA BANCSHARES, INC.

November 8, 2006	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 8, 2006	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications