Form 10-K
period 2006-12-31
SUSQUEHANNA BANCSHARES INC
filed 2007-02-28
CIK 700863

Annual Report

on Form 10-K

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-10674

Susquehanna Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2201716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
26 North Cedar St., Lititz, Pennsylvania	17543
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 626-4721

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $2.00 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,136,069,053 as of June 30, 2006, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 23, 2007, was 52,106,498.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 27, 2007 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to three commercial banks, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company, a commercial leasing company and a vehicle leasing company. As of December 31, 2006, we had total assets of $8.2 billion, consolidated net loans and leases of $5.6 billion, deposits of $5.9 billion and shareholders’ equity of $936.3 million.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web-site address is www.susquehanna.net. Our stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

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

Market Areas

Our Bank Subsidiaries

•

Susquehanna Patriot Bank operates primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland and Gloucester counties in New Jersey. The New Jersey state-chartered bank operates 51 banking offices.

•

Susquehanna Bank PA operates primarily in the central Pennsylvania market area, including Lancaster, Lycoming, Northumberland, Snyder, Union and York counties. The Pennsylvania state-chartered bank operates 55 banking offices.

•

Susquehanna Bank operates primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties and the City of Baltimore in Maryland; Berkeley County in West Virginia and Bedford, Blair and Franklin counties in Pennsylvania. The Maryland state-chartered bank operates 57 banking offices.

The following table sets forth information, for the year ended December 31, 2006, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Pre-tax Income		Percent of Total
	(dollars in thousands)
Bank Subsidiaries:
Susquehanna Patriot Bank	$2,854,203	34.7%	$103,396	26.3%	$36,657		30.2%
Susquehanna Bank PA(2)	2,292,577	27.9	100,149	25.5	42,510		35.0
Susquehanna Bank	2,985,488	36.3	128,300	32.6	57,282		47.1
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	4,724	0.1	11,057	2.8	1,637		1.3
Valley Forge Asset Management Corp.	32,008	0.4	18,067	4.6	4,685		3.9
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	204,119	2.5	23,101	5.9	(11,382	)(3)	(9.4)
The Addis Group, LLC	39,424	0.5	12,765	3.2	3,267		2.7
Consolidation adjustments and other non-bank subsidiaries	(187,409)	(2.4)	(3,752)	(0.9)	(13,089	)(4)	(10.8)

TOTAL	$8,225,134	100.0%	$393,083	100.0%	$121,567		100.0%

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Trust & Investment Company, a wholly owned subsidiary.
(3)

Does not include interest income earned from corporate tax benefits generated by Hann nor incremental benefits to the banks for loans and leases originated by Hann. When these benefits, not recorded on Hann’s books, are taken into consideration, Hann’s pre-tax loss for 2006 would have been $4.0 million. The corresponding reduction in pre-tax income in the bank subsidiaries would have been as follows: Susquehanna Patriot Bank—$3.1 million; Susquehanna Bank PA—$2.2 million; and Susquehanna Bank— $2.1 million.

(4)	Primarily the parent company’s unallocated expenses.

As of December 31, 2006, non-interest income represented 34.7% of our total revenue. Bank subsidiaries contributed 52.7% of total non-interest income, and non-bank affiliates 47.3% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.18% of total average loans and leases.

As of December 31, 2006, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$978,522	17.6%
Real estate – construction	1,064,452	19.1
Real estate secured – residential	1,147,741	20.6
Real estate secured – commercial	1,577,534	28.5
Consumer	313,848	5.6
Leases	478,900	8.6

Total loans and leases	$5,560,997	100.0%

As of December 31, 2006, core deposits funded 71.4% of our lending and investing activities. The following chart reflects the total loans and deposits of our banks and their subsidiaries as of December 31, 2006:

	Loans and Leases	Percent of Total	Deposits	Percent of Total
	(dollars in thousands)
Susquehanna Patriot Bank	$1,945,588	35.3%	$1,946,123	33.1%
Susquehanna Bank PA	1,443,237	26.2	1,705,243	29.0
Susquehanna	2,177,156	39.5	2,230,433	37.9
Consolidation and elimination adjustments	(52,500)	(1.0)	0	0

Total	$5,513,481	100.0%	$5,881,799	100.0%

Our Non-bank Subsidiaries. Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as our bank subsidiaries. The Addis Group, LLC operates primarily in southeastern Pennsylvania, southern New Jersey and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, eastern Pennsylvania and southeastern New York. Susquehanna Commercial Finance, Inc. operates throughout the continental United States.

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

Products and Services

Our Bank Subsidiaries. Our commercial bank subsidiaries operate as an extensive branch network and maintain a strong market presence in our primary markets. They provide a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans and internet banking services. They also provide a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans and internet banking services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial, personal property and casualty insurance, and risk management programs for medium and large sized companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank PA, provides traditional trust and custodial services, and acts as administrator, executor, guardian and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and directly and through a subsidiary, retirement planning services. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services. Susquehanna Commercial Finance, Inc., a subsidiary of Susquehanna Patriot Bank, provides comprehensive commercial leasing services.

Our Long-Term Strategy

We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships by cross-selling a comprehensive range of financial services and products by a highly trained and motivated employee sales force. Our long-term strategic plan to enhance shareholder value has three main components: growing our business profitably through the specific methods mentioned above; building enduring relationships through sales and service; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications and organizational structure.

Mergers and Acquisitions

Minotola. On April 21, 2006, we acquired Minotola National Bank (“Minotola”) of Vineland, New Jersey, in a stock and cash transaction valued at approximately $172 million. The acquisition of Minotola, with total assets of $607 million and 14 branch locations, provides us with an opportunity to expand our franchise into the high-growth markets of southern New Jersey.

Future Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. While any such acquisition may occur in any market area, the four major growth corridors that we are currently focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprising Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard, Carroll and Anne Arundel counties in Maryland;

•

the Greater Delaware Valley corridor, comprising Chester, Montgomery, Delaware and Bucks counties in Pennsylvania, the City of Philadelphia, and Gloucester, Camden, Burlington and Mercer counties in New Jersey;

•	the Interstate 81 corridor, comprising Franklin, Cumberland and Adams counties in Pennsylvania, Washington and Frederick counties in Maryland, and Berkeley and Jefferson counties in West Virginia; and

•	the contiguous market area that would fill in between our current bank subsidiaries.

We currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

Employees

As of December 31, 2006, we had 2,259 full-time and 222 part-time employees.

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

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, we compete with numerous super-regional institutions, with significantly greater resources and assets, that conduct banking business throughout the region.

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

Our bank subsidiaries are also subject to regulation and supervision. Susquehanna Bank PA is a Pennsylvania state bank subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Susquehanna Patriot Bank is a New Jersey state bank subject to regulation and periodic examination by the New Jersey Department of Banking and Insurance and the Federal Reserve Board. Susquehanna Bank is a Maryland state bank subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the Federal Reserve Board. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2006 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through our subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), commercial leasing through Susquehanna Commercial Finance, Inc., investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 89% of our gross revenues in 2006 and 88% of our gross revenues in 2005.

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

The GLB Act also generally permits well-capitalized national banks and, if state law permits, well-capitalized state chartered banks as well, to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a non-bank subsidiary. State chartered banks in Pennsylvania, New Jersey and Maryland are generally allowed to engage (with proper regulatory authorization) in activities that are permitted to national banks.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“tier 1 capital”). The remainder of total capital (“tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

At December 31, 2006, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 9.48% and 12.48%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2006, our leverage ratio was 8.68%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to such institutions.

The federal regulatory authorities’ risk-based capital guidelines are presently based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCS”). The BCS is a committee of central bankers and bank supervisors from the major industrialized countries. It develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BCS proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II is designed to produce a more risk-sensitive result than its predecessor. However, Basel II will entail complexities and costs that are expected to effectively limit its practical application to the largest and most internationally active banking organizations, those which can take advantage of economies of scale necessary to absorb the associated expenses. Accordingly, Basel I is expected to continue to apply to most depository institutions in the United States even after full implementation of Basel II.

Community and regional banking organizations have responded to the proposed adoption of Basel II in the United States with expressed concern that the new framework would result in regulatory capital charges that differ for similar bank products offered by both large and small banking organizations, to the competitive disadvantage of the community and regional organizations.

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

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the Federal Deposit Insurance Corporation (“FDIC”) and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2006, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the National Association of Securities Dealers. It is also licensed with the securities commissions of various states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 44 other states.

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

Executive Officers

As of December 31, 2006, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	57	Chairman of the Board, President and Chief Executive Officer
Gregory A. Duncan	51	Executive Vice President and Chief Operating Officer
Drew K. Hostetter	52	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	59	Executive Vice President and Chief Administrative Officer
Michael M. Quick	58	Executive Vice President and Group Executive
David D. Keim	58	Senior Vice President and Chief Risk and Credit Officer
James G. Pierné	55	Senior Vice President and Group Executive
Peter J. Sahd	47	Senior Vice President and Group Executive
Rodney A. Lefever	40	Senior Vice President and Chief Technology Officer
Bernard A. Francis, Jr.	56	Senior Vice President and Group Executive
Lisa M. Cavage	42	Senior Vice President, Secretary and Counsel
Joseph R. Lizza	48	Vice President

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

Gregory A. Duncan was appointed Chief Operating Officer in May 2001 and Executive Vice President in January 2000. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President – Administration. He was appointed President and Chief Executive Officer of Susquehanna Bank PA in October 2005.

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

Michael M. Quick was appointed Executive Vice President and Group Executive in May 2005. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive of Susquehanna. He was appointed Chairman of Susquehanna Patriot Bank in June 2006. From November 2005 until he was appointed Chairman, he was Chairman and Chief Executive Officer of Susquehanna Patriot Bank. From June 2004 until his appointment as Chairman and Chief Executive Officer of the bank, he was Chairman of Susquehanna Patriot Bank. From March 1998 until his appointment as Chairman, he was President and Chief Executive Officer of Equity Bank, N.A.

David D. Keim was appointed Senior Vice President and Chief Risk and Credit Officer in April 2002. From May 2001 until his appointment as Senior Vice President and Chief Risk and Credit Officer, he was Senior Vice President and Chief Credit Officer. From April 1998 until his appointment as Senior Vice President and Chief Credit Officer, he was Vice President.

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

Bernard A. Francis, Jr. was appointed Senior Vice President and Group Executive in May 2005. From June 2004 until his appointment as Senior Vice President and Group Executive, he was Vice President. From March 2000, he has been President and Chief Executive Officer of Valley Forge Asset Management Corp. From November 2001, he has been Chief Investment Officer of Susquehanna Trust & Investment Company.

Lisa M. Cavage was appointed Senior Vice President in May 2005. From May 2001 until her appointment as Senior Vice President, she was Vice President. She has been Counsel to Susquehanna since March 1998.

Joseph R. Lizza was appointed Vice President of Susquehanna and President and Chief Executive Officer of Susquehanna Patriot Bank in July, 2006. From April 2005 until his appointment as President and Chief Executive Officer of Susquehanna Patriot Bank, he was Senior Vice President — Risk Management of Susquehanna Bank. From February 2000 until his appointment as Senior Vice President — Risk Management of Susquehanna Bank, he was President and Chief Executive Officer of Susquehanna Bank

There are no family relationships among the executive officers of Susquehanna. The executive officers are elected or appointed by the Board of Directors of Susquehanna and serve until the appointment or election and qualification of their successor or their earlier death, resignation or removal. There are no arrangements or understandings between any of them and any other person pursuant to which any of them was selected an officer of Susquehanna.

Item 1A. Risk Factors

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $5.5 billion at December 31, 2002, to $8.2 billion at December 31, 2006. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Our future operating results are substantially dependent on the continued service of William J. Reuter, our Chairman, President and Chief Executive Officer; Drew K. Hostetter, our Executive Vice President and Chief Financial Officer; and Bernard A. Francis, Jr., our Senior Vice President and Group Executive. The loss of the services of Messrs. Reuter, Hostetter and Francis would have a negative impact on our business because of their expertise and years of industry experience. In addition, the loss of the services of Mr. Reuter would have a negative impact on our business because of his leadership, business development skills and community involvement. We do not maintain key man life insurance on Messrs. Reuter, Hostetter or Francis.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending and commercial mortgage lending, which comprised 17.6%, 19.1% and 28.5% of our total loan portfolio, respectively, as of December 31, 2006. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

We use the securitization of financial assets as a source of funding and a means to manage capital. It is part of our core business. If we were not able to securitize these assets for any reasons, including without limitation, market conditions, a failure to maintain our investment-grade senior unsecured long-term debt ratings, or regulatory changes, it could negatively affect our capital ratios and require us to rely more heavily on other sources of funding such as repos, brokered deposits and Federal Home Loan Bank (“FHLB”) borrowings.

Adverse business conditions in our vehicle leasing subsidiary could adversely affect our financial performance.

Through our subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), we are involved in the vehicle leasing business. In 2005, Hann suffered a decrease in its vehicle origination, servicing, and securitization fees, due to a combination of decreased lease origination volumes and decreased fees from securitization transactions due to the current interest rate environment. These fees improved in 2006. We believe that the reduction in volume principally resulted from special financing offers provided by the major automobile manufacturers in the first half of 2005.

If these special financing offers were to reoccur in 2007, our financial performance could be negatively impacted. Additionally, in 2005, vehicle residual value expense at Hann increased significantly based upon service agreements with Auto Lenders Liquidation Center, Inc., a third party residual value guarantor. Under the terms of these servicing agreements, vehicle residual value expense was substantially less in 2006 and will be substantially less in 2007, 2008 and 2009. Beyond 2009, vehicle residual value expense could once again increase depending upon used vehicle market conditions. If this were to happen, it could have a negative impact on our financial performance after 2009.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our three bank subsidiaries, as of December 31, 2006, are also regulated by the Federal Reserve Board and are subject to regulation by the state banking departments of the states in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations and regulatory practices affecting the financial service industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

The Pennsylvania business corporation law and various anti-takeover provisions under our articles of incorporation could impede the takeover of the company.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Susquehanna, even if the acquisition would be advantageous to shareholders. In addition, we have various anti-takeover measures in place under our articles of incorporation. Any one or more of these measures may impede the takeover of Susquehanna without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2006, we also leased office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiaries operate 163 branches and 19 free-standing automated teller machines. They own 83 of the branches and lease the remaining 80. Eight additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2006, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank PA	1570 Manheim Pike Lancaster, Pennsylvania	Owned	55 banking offices in Lancaster, Lycoming, Northumberland, Snyder, Union and York counties, Pennsylvania

Susquehanna Bank	59 West Washington Street Hagerstown, Maryland	Owned	57 banking offices in Bedford, Blair and Franklin counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; and Berkeley County, West Virginia

Susquehanna Patriot Bank	3000 Midlantic Drive Suite 105 Mt Laurel, New Jersey	Owned	51 banking offices in Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berks, Chester, Delaware, Lehigh, Montgomery and Northampton counties, Pennsylvania

As of December 31, 2006, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	26 North Cedar Street Lititz, Pennsylvania	Leased	9 offices in Franklin, Lancaster, Lycoming, Montgomery and Northumberland counties, Pennsylvania; Camden County, New Jersey; and Washington County, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	3 offices located in Chester and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Susquehanna Commercial Finance, Inc.	1566 Medical Drive Suite 201 Pottstown, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Susquehanna common stock is listed for quotation on the Nasdaq Global Select Market. Set forth below are the quarterly high and low sales prices of Susquehanna’s common stock as reported on the Nasdaq Global Select Market for the years 2006 and 2005, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2006	1st Quarter	$0.24	$22.86	$25.77
	2nd Quarter	0.24	22.44	25.76
	3rd Quarter	0.24	22.07	25.26
	4th Quarter	0.25	23.65	27.92

2005	1st Quarter	$0.23	$23.38	$25.44
	2nd Quarter	0.23	20.50	25.06
	3rd Quarter	0.23	23.42	27.30
	4th Quarter	0.24	22.01	25.20

As of February 23, 2007, there were 6,779 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code of 1965 in the case of Susquehanna Bank PA, the Financial Institutions Article of the Annotated Code of Maryland in the case of Susquehanna Bank, the New Jersey Banking Act of 1948 in the case of Susquehanna Patriot Bank, the Federal Reserve Act in the case of all three banks, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2006, $79.0 million in the aggregate was available for dividend distributions during calendar 2007 to us from our bank subsidiaries without regulatory approval and with them remaining well-capitalized. Also, our non-bank subsidiaries at December 31, 2006, had approximately $100.0 million which they could pay as dividends to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Item 6. Selected Financial Data.

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2006(1)	2005	2004(2)	2003	2002
	( Amounts in thousands, except per share data)
Interest income	$462,791	$387,020	$321,759	$286,020	$316,713
Interest expense	206,021	144,775	107,741	99,014	129,473
Net interest income	256,770	242,245	214,018	187,006	187,240
Provision for loan and lease losses	8,680	12,335	10,020	10,222	10,664
Noninterest income	136,313	125,078	114,590	101,750	94,150
Noninterest expenses	262,836	242,550	219,042	189,430	181,663
Income before taxes	121,567	112,438	99,546	89,104	89,063
Net income	83,638	79,563	70,180	62,373	61,721
Cash dividends declared on common stock	49,067	43,432	38,471	34,167	31,985

Per Common Share Amounts
Net income:
Basic	$1.66	$1.70	$1.61	$1.57	$1.56
Diluted	1.66	1.70	1.60	1.56	1.55
Cash dividends declared on common stock	$0.97	$0.93	$0.89	$0.86	$0.81
Dividend payout ratio	58.7%	54.6%	54.8%	54.8%	51.8%

Financial Ratios
Return on average total assets	1.05%	1.07%	1.04%	1.09%	1.17%
Return on average shareholders’ equity	9.56	10.52	10.73	11.58	12.02
Return on average tangible shareholders’ equity(3)	15.42	16.06	14.36	13.16	13.76
Net interest margin	3.77	3.76	3.60	3.65	3.96
Efficiency ratio	66.43	65.58	66.15	65.09	63.96
Efficiency ratio excluding Hann(3)	61.04	57.97	61.09	62.25	61.52
Average equity/Average assets	11.00	10.18	9.65	9.41	9.73

Capital Ratios
Leverage	8.68%	7.77%	7.30%	8.34%	8.60%
Total capital	12.48	11.61	11.30	12.06	13.13

Credit Quality
Net charge-offs/Average loans and leases	0.10%	0.24%	0.16%	0.18%	0.23%
Nonperforming assets/Loans and leases plus OREO	0.67	0.38	0.41	0.65	0.56
ALLL/Nonperforming loans and leases	175	309	265	172	218
ALLL/Total loans and leases	1.13	1.03	1.03	1.00	1.04

Year-End Balances
Total assets	$8,225,134	$7,466,007	$7,475,073	$5,953,107	$5,544,647
Investment securities	1,403,566	1,154,261	1,245,414	988,222	1,126,407
Loans and leases, net of unearned income	5,560,997	5,218,659	5,253,008	4,263,272	3,830,953
Deposits	5,877,589	5,309,187	5,130,682	4,134,467	3,831,315
Total borrowings	1,152,932	1,148,966	1,395,365	1,099,403	1,021,194
Shareholders’ equity	936,286	780,470	751,694	547,382	533,855

Selected Share Data
Common shares outstanding (period end)	52,080	46,853	46,593	39,861	39,638
Average common shares outstanding:
Basic	50,340	46,711	43,585	39,742	39,496
Diluted	50,507	46,919	43,872	40,037	39,781
At December 31:
Book value per share	$17.98	$16.66	$16.13	$13.73	$13.47
Market price per common share	$26.88	$23.68	$24.95	$25.01	$20.84
Shareholders of record	6,694	6,857	6,981	6,650	6,131

(1)

On April 21, 2006, we completed our acquisition of Minotola National Bank. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

(2)

On June 10, 2004, we completed our acquisition of Patriot Bank Corp. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

(3)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is return on average equity. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	2006	2005	2004	2003	2002
Return on average equity (GAAP basis)	9.56%	10.52%	10.73%	11.58%	12.02%
Effect of excluding average intangible assets and related amortization	5.86%	5.54%	3.63%	1.58%	1.74%
Return on average tangible equity	15.42%	16.06%	14.36%	13.16%	13.76%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is the efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of our auto leasing subsidiary, Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual value and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to our efficiency ratio excluding Hann is set forth below.

	2006	2005	2004	2003	2002
Efficiency ratio (GAAP basis)	66.43%	65.58%	66.15%	65.09%	63.96%
Effect of excluding Hann	5.39%	7.61%	5.06%	2.84%	2.44%
Efficiency ratio excluding Hann	61.04%	57.97%	61.09%	62.25%	61.52%

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders, a third-party residual value guarantor of our auto leasing subsidiary, on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann, our auto leasing subsidiary; and our ability to achieve our 2007 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of the allowance for loan and lease losses;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the inability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the inability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Patriot Bank and subsidiaries (“Susquehanna Patriot”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses and the valuation of recorded interests in securitized assets to be the accounting areas that require the most subjective and complex judgments. The treatment of securitizations and off-balance-sheet financing is discussed in detail in the section titled “Securitizations and Off-Balance-Sheet Financings.”

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

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in assumptions, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. Note 1 and the section titled “Securitizations and Off-Balance-Sheet Financings” provide additional information regarding recorded interests.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Executive Overview

In April 2006, we completed the acquisition of Minotola National Bank in southern New Jersey, adding fourteen branches to our network. Furthermore, we saw improved results at our auto leasing subsidiary, Hann Financial Service Corp. Hann’s pre-tax loss for 2006 was less than we originally projected, and we forecast a return to profitability in 2007, assuming the same volume of lease production.

The following table compares our 2006 financial goals to actual results:

	Goal	Actual
Net interest margin	3.80%	3.77%
Loan growth (adjusted for securitizations)*	10.0%	10.8%
Deposit growth (adjusted for branch sales)*	8.0%	1.4%
Noninterest income growth*	10.0%	5.0%
Securitization gains	$16.0 million	$10.2 million
Noninterest expense growth*	5.0%	3.4%
Tax rate	32.0%	31.2%

*	excludes the effect of the acquisition of Minotola National Bank.

We were pleased to be able to produce strong loan growth for 2006, although deposit growth fell short of our expectations. Accordingly, we will make generation of core deposits a primary focus of our marketing efforts in 2007. Our plans call for a relationship-based approach meant to provide superior service and to increase customer and account retention. In addition, we will initiate direct marketing programs and other promotions to expand customer relationships and attract new prospects.

In terms of credit quality, we experienced an increase in non-accruing loans; however, this increase is concentrated primarily in loans that are well collateralized, and we do not expect to see any significant losses as a result of these credits.

Our financial goals for 2007 are as follows:

Goal
Net interest margin	3.75%
Loan growth (adjusted for securitizations)	10.0%
Deposit growth	7.0%
Noninterest income growth	3.0%
Noninterest expense growth	3.0%
Tax rate	32.0%

These financial goals include $7.5 million of securitization gains. The timing and amount of these associated securitizations, which we use as a funding source and a means to manage capital, are difficult to predict. Consequently, quarterly earnings will fluctuate.

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

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pensions, LLC, located in Wilmington, Delaware. Brandywine was a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine was merged into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of our wealth management affiliate, VFAM. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements

Patriot Bank Corp.

On June 10, 2004, we completed our acquisition of Patriot Bank Corp (“Patriot”). The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

Results of Operations

Summary of 2006 Compared to 2005

Net income for the year ended December 31, 2006, was $83.6 million, an increase of $4.0 million, or 5.1%, over net income of $79.6 million in 2005. Net interest income increased 6.0%, to $256.8 million for 2006, from $242.2 million in 2005. Non-interest income increased 9.0%, to $136.3 million for 2006, from $125.1 million in 2005, and non-interest expenses increased 8.4%, to $262.8 million for 2006, from $242.6 million for 2005.

Additional information is as follows:

	Twelve Months Ended December 31,
	2006	2005
Diluted Earnings per Share	$1.66	$1.70
Return on Average Assets	1.05%	1.07%
Return on Average Equity	9.56%	10.52%
Return on Average Tangible Equity(1)	15.42%	16.06%
Efficiency Ratio	66.43%	65.58%
Efficiency Ratio excluding Hann(1)	61.04%	57.97%
Net Interest Margin	3.77%	3.76%

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

	2006	2005
Return on average equity (GAAP basis)	9.56%	10.52%
Effect of excluding average intangible assets and related amortization	5.86%	5.54%
Return on average tangible equity	15.42%	16.06%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is the efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

	2006	2005
Efficiency ratio (GAAP basis)	66.43%	65.58%
Effect of excluding Hann	5.39%	7.61%
Efficiency ratio excluding Hann	61.04%	57.97%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $256.8 million in 2006, as compared to $242.2 million in 2005. Net interest income as a percentage of net interest income plus other income was 65% for the twelve months ended December 31, 2006, 66% for the twelve months ended December 31, 2005, and 65% for the twelve months ended December 31, 2004.

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

The $14.5 million increase in our net interest income in 2006, as compared to 2005, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola in April 2006. In addition, our net interest margin improved slightly, from 3.76% for 2005, to 3.77% for 2006. This increase in net interest margin was also primarily due to the acquisition of Minotola.

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2006			2005			2004
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$81,939	$3,669	4.48	$61,767	$1,789	2.90	$72,405	$815	1.13
Investment securities:
Taxable	1,261,515	53,463	4.24	1,180,762	44,066	3.73	1,159,860	42,513	3.67
Tax-advantaged	20,506	1,300	6.34	27,390	1,852	6.76	33,141	2,411	7.27

Total investment securities	1,282,021	54,763	4.27	1,208,152	45,918	3.80	1,193,001	44,924	3.77

Loans and leases, (net):
Taxable	5,434,490	400,923	7.38	5,153,910	336,508	6.53	4,668,299	273,781	5.86
Tax-advantaged	83,322	5,987	7.19	80,553	5,313	6.60	75,565	4,743	6.28

Total loans and leases	5,517,812	406,910	7.37	5,234,463	341,821	6.53	4,743,864	278,524	5.87

Total interest-earning assets	6,881,772	$465,342	6.76	6,504,382	$389,528	5.99	6,009,270	$324,263	5.40

Allowance for loan and lease losses	(59,465)			(54,170)			(49,012)
Other noninterest-earning assets	1,127,513			979,932			816,524

Total assets	$7,949,820			$7,430,144			$6,776,782

Liabilities
Deposits:
Interest-bearing demand	$1,846,483	$51,424	2.78	$1,736,130	$28,866	1.66	$1,640,525	$16,802	1.02
Savings	496,056	4,960	1.00	522,346	2,318	0.44	552,950	2,115	0.38
Time	2,408,684	99,195	4.12	2,037,019	64,979	3.19	1,776,623	49,485	2.79
Short-term borrowings	324,326	13,495	4.16	378,706	9,727	2.57	358,348	4,260	1.19
FHLB borrowings	615,841	24,788	4.03	744,312	28,634	3.85	640,397	22,529	3.52
Long-term debt	207,765	12,159	5.85	177,295	10,251	5.78	190,649	12,550	6.58

Total interest-bearing liabilities	5,899,155	$206,021	3.49	5,595,808	$144,775	2.59	5,159,492	$107,742	2.09

Demand deposits	946,369			876,150			783,551
Other liabilities	229,540			201,572			179,584

Total liabilities	7,075,064			6,673,530			6,122,627
Equity	874,756			756,614			654,155

Total liabilities & shareholders’ equity	$7,949,820			$7,430,144			$6,776,782

Net interest income / yield on average earning assets		$259,321	3.77		$244,753	3.76		$216,521	3.60

Additional Information

Average loan balances include non accrual loans.

Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2006 Versus 2005 Increase (Decrease) Due to Change in			2005 Versus 2004 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$703	$1,177	$1,880	$(136)	$1,110	$974
Investment securities:
Taxable	3,151	6,246	9,397	802	751	1,553
Tax-advantaged	(442)	(110)	(552)	(399)	(160)	(559)

Total investment securities	2,709	6,136	8,845	403	591	994
Loans (net of unearned income):
Taxable	19,023	45,392	64,415	29,902	32,825	62,727
Tax-advantaged	187	487	674	323	247	570

Total loans	19,210	45,879	65,089	30,225	33,072	63,297

Total interest-earning assets	$22,622	$53,192	$75,814	$30,492	$34,773	$65,265

Interest Expense
Deposits:
Interest-bearing demand	$1,942	$20,616	$22,558	$1,021	$11,042	$12,063
Savings	(123)	2,765	2,642	(124)	327	203
Time	13,186	21,030	34,216	7,835	7,660	15,495
Short-term borrowings	(1,560)	5,328	3,768	255	5,211	5,466
FHLB borrowings	(5,123)	1,277	(3,846)	3,882	2,223	6,105
Long - term debt	1,782	126	1,908	(842)	(1,457)	(2,299)

Total interest-bearing liabilities	10,104	51,142	61,246	12,027	25,006	37,033

Net Interest Income	$12,518	$2,050	$14,568	$18,465	$9,767	$28,232

Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

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

Commercial loans and commercial real estate loans are internally risk rated, using a standard rating system, by our loan officers and periodically reviewed by loan quality personnel. Consumer loans, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

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

In addition to using loss rates, non-accrual loans of $0.25 million or greater are reviewed for impairment as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS No. 114”). Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustment for current economic trends, delinquency and risk trends, credit concentrations, credit administration and other special allocations for unusual events or changes in products.

This methodology provides an in-depth analysis of the portfolios of our banks and reflects the estimated losses within the various portfolios. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rated review of commercial credit relationships at the banking affiliates.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at December 31, 2006. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2006.

As illustrated in Table 3, the provision for loan and lease losses was $8.7 million for 2006, and $12.3 million in 2005. This $3.6 million decrease in the provision was the result of a $7.4 million decrease in net charge-offs in 2006, as compared to 2005. The comparative decrease in net charge-offs was caused by a $3.6 million net charge-off related to one customer in the telecommunications industry in 2005, and fewer problem loans with collateral shortfalls in 2006.

TABLE 3 - Provision and Allowance for Loan and Lease Losses

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$53,714	$54,093	$42,672	$39,671	$37,698
Allowance acquired in business combination	5,514	0	9,149	0	0
Additions to provision for loan and lease losses charged to operations	8,680	12,335	10,020	10,222	10,664
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	2,883	8,827	2,211	2,340	3,261
Real estate - construction	5	45	0	0	3
Real estate secured - residential	1,284	1,407	948	956	1,271
Real estate secured - commercial	454	1,805	1,845	1,413	1,143
Consumer	3,379	3,455	3,607	3,561	3,657
Leases	3,111	2,816	2,248	1,840	1,697

Total charge-offs	11,116	18,355	10,859	10,110	11,032

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	1,188	1,694	611	614	283
Real estate - construction	6	0	0	0	16
Real estate secured - residential	454	370	298	289	66
Real estate secured - commercial	1,360	1,007	96	128	0
Consumer	1,957	1,649	1,493	1,421	1,852
Leases	886	921	613	437	124

Total recoveries	5,851	5,641	3,111	2,889	2,341

Net charge-offs	5,265	12,714	7,748	7,221	8,691

Allowance for loan and lease losses, December 31	$62,643	$53,714	$54,093	$42,672	$39,671

Average loans and leases outstanding	$5,517,812	$5,234,463	$4,743,864	$3,969,532	$3,705,572
Period-end loans and leases	5,560,997	5,218,659	5,253,008	4,263,272	3,830,953
Net charge-offs as a percentage of average loans and leases	0.10%	0.24%	0.16%	0.18%	0.23%
Allowance as a percentage of period-end loans and leases	1.13%	1.03%	1.03%	1.00%	1.04%

The allowance for loan and lease losses at December 31, 2006, was 1.13% of period-end loans and leases, or $62.6 million, and 1.03% of period-end loans and leases, or $53.7 million, at December 31, 2005.

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

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2006 and 2005, was $0.65 million and $0.16 million, respectively. Interest income that would have been recorded on these loans under the original terms was $1.6 million and $0.3 million for 2006 and 2005, respectively. At December 31, 2006, we had no outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan-to-value ratio.

Table 3 is an analysis of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Table 4 reflects the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2006, non-performing assets totaled $37.2 million and included $1.5 million in other real estate acquired through foreclosure and $5.4 million in restructured loans. At December 31, 2005, non-performing assets totaled $20.0 million, and included $2.6 million in other real estate acquired through foreclosure. The increase in non-performing assets is concentrated primarily in loans that are well collateralized, and we consider reserves against these loans to be adequate.

TABLE 4 - Non-Performing Assets

At December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans contractually past due 90 days and still accruing	$9,364	$8,998	$10,217	$6,538	$8,208

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$1,264	$2,921	$1,866	$1,735	$3,252
Real estate - construction	9,631	0	0	128	1,148
Real estate secured - residential	5,900	5,629	5,801	4,157	3,819
Real estate secured - commercial	11,307	5,872	10,611	12,963	9,192
Consumer	2	76	146	54	245
Leases	2,221	2,894	1,983	0	534
Restructured loans	5,376	0	0	5,823	0
Other real estate owned	1,544	2,620	1,340	2,893	3,151

Total non-performing assets	$37,245	$20,012	$21,747	$27,753	$21,341

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	0.67%	0.38%	0.41%	0.65%	0.56%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	175%	309%	265%	172%	218%

Real estate acquired through foreclosure is recorded at the lower of its carrying value or the fair market value of the property at the transfer date, as determined by a current appraisal, less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to fair value by charging the allowance for loan and lease losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income, and any losses determined as a result of periodic valuations are charged to other operating expense.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $9.4 million at December 31, 2006, a slight increase from $9.0 million at December 31, 2005. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 4, totaled $56.5 million at December 31, 2006, and $29.8 million at December 31, 2005. The increase of $26.7 million can be attributed to two borrowing relationships totaling $16.2 million. These loans continue to perform and are adequately secured by collateral. The balance of $10.5 million represents loans acquired in the Minotola acquisition and changes to our internally monitored loan list that occur in the normal course of business. Depending upon the state of the economy and its impact on these borrowers, as well as future events, such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 35%, 34%, and 35% for 2006, 2005, and 2004, respectively.

Noninterest income increased $11.2 million, or 9.0%, in 2006, over 2005. This net increase primarily is composed of the following:

•	Increased service charges on deposit accounts of $5.0 million;

•	Increased vehicle origination, servicing, and securitization fees of $2.9 million;

•	Increased commissions on property and casualty insurance sales of $1.5 million;

•	Increased gains on sales of loans and leases of $1.9 million;

•	Decreased gains on securities of $5.1 million; and

•	Increased other income of $4.5 million.

Service charges on deposit accounts. The 23.3% increase was the result of improvements relating to the processing of customer overdrafts and the inclusion of Minotola operations since April 21, 2006.

Vehicle origination, securitization, and servicing fees. The 18.6% increase in vehicle origination, servicing, and securitization fees was primarily due to higher unit volumes of lease originations and increased securitization fees.

Commissions on property and casualty insurance sales. The 13.6% increase in commissions on property and casualty insurance sales is attributed to new business and better than expected contingency fee income in the first quarter of 2006.

Gains on sales of loans and leases. The 12.4% increase in gains on sales of loans and leases can be attributed to $2.3 million in gains recognized on subsequent draws conveyed to the home equity securitization trusts throughout 2006.

Gains on securities. In December 2006, we recognized an other-than-temporary impairment of $1.0 million relating to our Corporate Investment Committee’s decision to implement a modest restructuring program of our Federal Agency debenture portfolio in 2007. This restructuring program included the January 2007 sale of Federal Agency debentures classified as available for sale with an aggregate book value of $79.0 million and unrealized losses of $1.0 million at December 31, 2006.

Furthermore, in 2005, we made a determination, based upon market conditions, the interest-rate environment, and our objective to shorten the duration of our investment portfolio, that it was an opportune time to sell certain municipal and mortgage-backed securities. Accordingly, we sold securities with a book value of $66.4 million and recognized net gains of $3.3 million.

Other income. The 29.6% increase primarily was the result of the inclusion of Minotola operations, most notably the merchant services division which contributed $2.2 million to other income, since April 21, 2006. Furthermore, the rewards program associated with our Susquehanna-branded debit cards generated an additional $2.1 million.

Noninterest Expenses

Noninterest expenses increased $20.3 million, or 8.4%, in 2006, over 2005. This net increase primarily is composed of the following:

•	Increased salaries and employee benefits of $14.3 million;

•	Increased occupancy expense of $2.1 million;

•	Decreased vehicle residual value expense of $6.3 million; and

•	Increased other expenses of $9.3 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased by 12.5% in 2006. This increase is primarily the result of the inclusion of Minotola operations since April 21, 2006, normal annual salary increases, and higher benefit costs. In addition, $1.0 million was recorded as share-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment,” (“FAS No. 123(R)”) on January 1, 2006.

On December 14, 2005, our Board of Directors approved the accelerated vesting, effective as of December 15, 2005, of all unvested stock options granted to employees and directors in 2002 and 2004. The decision to accelerate the vesting of these options primarily was made to reduce non-cash compensation expense that would have been recorded in our income statement in future periods as a result of the adoption of FAS No. 123(R). We estimate that, as a result of this action, approximately $0.4 million of compensation expense was eliminated in 2006, approximately $0.3 million of compensation expense will have been eliminated in 2007, and approximately $0.2 million of compensation expense will have been eliminated in 2008. As a result of the accelerated vesting of these options, compensation expense totaling $0.1 million was included in our results of operations for 2005.

Occupancy and furniture and equipment. The 10.9% increase can be attributed to the inclusion of Minotola operations since April 21, 2006.

Vehicle residual value. The 62.7% decrease is the result of the contractual decrease in residual value guarantee premiums for 2006. For further information, refer to the discussion concerning Vehicle Leasing Residual Value Risk on page 51 of this Form 10-K.

Other expense. All other expenses increased 12.1% (see Table 5). The inclusion of Minotola operations since April 2006, contributed to a general increase in all expense categories.

TABLE 5 - Analysis of Other Expenses

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)
Advertising, marketing, and public relations	$9,627	$8,671	$6,948
FDIC and other insurance	4,299	5,369	5,048
Legal and consulting	5,432	5,268	4,552
Postage and delivery	6,749	6,267	5,983
All other	59,960	51,219	44,332

Total	$86,067	$76,794	$66,863

Income Taxes

Our effective tax rates for 2006 and 2005, were 31.2% and 29.2%, respectively.

The increase in our effective tax rate for 2006 was the result of a release of our valuation allowance, in 2005, relating to our assessment that all of our state net operating losses were realizable.

Financial Condition

Summary of 2006 Compared to 2005

Total assets at December 31, 2006, were $8.2 billion, an increase of 10.2%, as compared to total assets of $7.5 billion at December 31, 2005. The fair value of assets acquired in the Minotola transaction was $689.4 million. Loans and leases, increased to $5.6 billion at December 31, 2006, from $5.2 billion at December 31, 2005. Total deposits increased to $5.9 billion in 2006, from $5.3 billion during the same time period in 2005. Equity capital was $936.3 million at December 31, 2006, or $17.98 per share, compared to $780.5 million, or $16.66 per share, at December 31, 2005.

Investment Securities

Securities identified as “held to maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available for sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. Accordingly, as a result of changes in the interest-rate environment and the impairment loss discussed in the following paragraph, our total equity was positively impacted by $5.3 million, as the unrealized losses, net of taxes, on available-for-sale securities decreased from $17.5 million at December 31, 2005, to $12.2 million at December 31, 2006.

In December 2006, we recognized an other-than-temporary impairment of $1.0 million, related to our Corporate Investment Committee’s decision to implement a modest restructuring program of our Federal Agency debenture portfolio in 2007. This restructuring program included the January 2007 sale of Federal Agency debentures classified as available for sale with an aggregate book value of $79.0 million and unrealized losses of $1.0 million at December 31, 2006. We do not believe that any remaining individual security with an unrealized loss, as of December 31, 2006, represents an other-than-temporary impairment. Unrealized losses recorded for U.S. Government agencies and mortgage-backed securities are attributable to changes in interest rates. We have both the intent and the ability to hold the securities for a time necessary to recover the amortized cost.

Investment securities available for sale increased $249.6 million, from December 31, 2005, to December 31, 2006. This increase occurred because, as part of our investment management strategy, we purchased securities in 2006, to replace those that will be maturing in 2007, at interest rates that we believe will be more favorable than those that will be available in 2007.

Securities identified as “trading account securities” are marked to market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management that requires the majority of our security portfolios to be identified as available for sale. While Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) requires segregation into held-to-maturity and available-for-sale categories (see Table 6), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 7 illustrates the maturities of these security portfolios and the weighted-average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

TABLE 6 - Carrying Value of Investment Securities

Year ended December 31,	2006		2005		2004
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Government agencies	$509,872	$0	$399,039	$0	$262,340	$0
State and municipal	27,141	6,146	11,771	6,399	38,219	4,469
Other securities	72,282	0	64,139	0	7,365	0
Mortgage-backed securities	714,747	0	602,564	0	868,266	0
Equity securities	73,378	0	70,349	0	64,755	0

Total investment securities	$1,397,420	$6,146	$1,147,862	$6,399	$1,240,945	$4,469

TABLE 7 - Maturities of Investment Securities

At December 31, 2006	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$217,724	$290,992	$603	$553	$509,872
Amortized cost	219,526	291,537	606	523	512,192
Yield	3.31%	4.87%	5.13%	5.87%	4.20%
Corporate debt securities
Fair value	$0	$17,265	$30,150	$24,867	$72,282
Amortized cost	0	17,448	30,000	24,920	72,368
Yield	0.00%	4.44%	7.04%	6.07%	6.08%
Mortgage-backed securities
Fair value	$218	$163,564	$192,730	$358,235	$714,747
Amortized cost	218	167,867	198,903	363,885	730,873
Yield	5.56%	4.23%	4.28%	4.98%	4.62%
State and municipal securities
Fair value	$619	$9,816	$100	$16,606	$27,141
Amortized cost	615	9,888	100	16,766	27,369
Yield (TE)	7.98%	5.40%	8.02%	5.86%	5.75%
Equity securities
Fair value					$73,378
Amortized cost					73,393
Yield					5.12%

Held-to-Maturity

State and municipal
Fair value	$0	$0	$0	$6,146	$6,146
Amortized cost	0	0	0	6,146	6,146
Yield	0.00%	0.00%	0.00%	5.27%	5.27%

Total Securities

Fair value	$218,561	$481,637	$223,583	$406,407	$1,403,566
Amortized cost	220,359	486,740	229,609	412,240	1,422,341
Yield	3.33%	4.64%	4.64%	5.09%	4.59%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities is based on final maturities.

At December 31, 2006, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded ten percent of shareholders’ equity. Furthermore, at December 31, 2006, we held one mortgage-backed security with a fair value of $2.9 million that was rated one category below investment grade. The security, which was not down-graded nor considered impaired, is a subordinate adjustable-rate note retained in the September 2006 home equity loan securitization transaction. There were no investment securities whose ratings were less than investment grade at December 31, 2005.

Loans and Leases

In September 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold fixed-rate home mortgage loans and variable-rate home equity lines of credit (“HELOCs”) with an aggregate total of $351.2 million. In March 2006, our banking subsidiaries entered into a term securitization transaction in which they collectively sold and contributed beneficial interests in a portfolio of automobile leases and related vehicles with an aggregate total of $356.1 million. The fair value of net loans and leases acquired in the Minotola transaction was $474.7 million.

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

In general, we believe that the internal growth that occurred in our loan portfolio in 2006, was accomplished through our sales and marketing efforts. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

Table 8 presents loans outstanding, by type of loan, in our portfolio for the past five years. The greatest percentage changes, from 2005 to 2006, were between commercial real estate loans, which increased by 4.4% of total loans and leases, and residential real estate loans, which decreased by 5.4% of total loans and leases as a result of our home equity loan securitizations.

Our bank subsidiaries have historically reported a significant amount of loans secured by real estate, as depicted in Table 8. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans totaled $97.8 million at December 31, 2006, and an additional $139.7 million was lent against junior liens on residential properties at December 31, 2006. Senior liens on 1-4 family residential properties totaled $771.9 million at December 31, 2006, and much of the $1.5 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $64.5 million, while loans secured by multi-family residential properties totaled $138.3 million at December 31, 2006.

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

TABLE 8 - Loan and Lease Portfolio

At December 31,	2006		2005		2004		2003		2002
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
					(Dollars in thousands)
Commercial, financial, and agricultural	$978,522	17.6%	$832,695	16.0%	$760,106	14.5%	$621,438	14.6%	$478,181	12.5%
Real estate:
construction	1,064,452	19.1	934,601	17.9	741,660	14.1	549,672	12.9	456,663	11.9
residential	1,147,741	20.6	1,355,513	26.0	1,611,999	30.7	1,306,371	30.6	1,246,939	32.5
commercial	1,577,534	28.5	1,257,860	24.1	1,252,753	23.8	1,016,360	23.8	988,633	25.8
Consumer	313,848	5.6	319,925	6.1	351,846	6.7	337,989	7.9	343,537	9.0
Leases	478,900	8.6	518,065	9.9	534,644	10.2	431,442	10.2	317,000	8.3

Total	$5,560,997	100.0%	$5,218,659	100.0%	$5,253,008	100.0%	$4,263,272	100.0%	$3,830,953	100.0%

TABLE 9 - Loan Maturity and Interest Sensitivity

At December 31, 2006	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$390,382	$455,990	$132,150	$978,522
Real estate - construction	663,055	319,633	81,764	1,064,452

	$1,053,437	$775,623	$213,914	$2,042,974

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$282,545	$147,663	$430,208
Fixed rate		493,078	66,251	559,329

		$775,623	$213,914	$989,537

TABLE 10 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial, financial, and agricultural	$16,637	$16,205	$14,775	$10,282	$10,869
Real estate - construction	12,419	5,833	3,507	3,256	2,867
Real estate secured - residential	6,891	7,967	9,743	7,837	7,808
Real estate secured - commercial	15,065	11,571	13,760	12,764	10,488
Consumer	4,568	5,475	5,779	5,704	5,077
Leases	6,589	6,645	6,050	2,566	2,414
Overdrafts	21	18	0	0	0
Unallocated	453	0	479	263	148

Total	$62,643	$53,714	$54,093	$42,672	$39,671

TABLE 11 - Loan Concentrations

At December 31, 2006, Susquehanna’s portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonperforming in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Residential construction	$68,224	$359,393	$13,615	$441,232	1.84	7.93
Land development (site work) construction	39,434	277,145	16,354	332,933	0.78	5.99
Real estate - residential	280,830	38,180	13,571	332,581	0.43	5.98
Motor vehicles	235,696	509	37,418	273,623	0.07	4.92
Manufacturing	77,993	535	82,849	161,377	0.25	2.90
Lessors of professional offices	120,512	10,067	0	130,579	0.00	2.35
Hotels/motels	113,430	13,706	247	127,383	0.00	2.29
Retail consumer goods	62,949	4,685	48,747	116,381	0.92	2.09
Contractors	47,394	4,202	50,625	102,221	1.22	1.84
Commercial and industrial construction	49,785	35,530	5,103	90,418	0.19	1.63
Medical services	43,590	787	41,625	86,002	0.00	1.55
Public services	28,237	5,415	49,788	83,440	0.07	1.50
Agriculture	59,578	1,150	17,386	78,114	0.33	1.40
Wholesalers	29,333	184	43,306	72,823	0.11	1.31
Warehouses	44,823	25,317	292	70,432	0.00	1.27
Restaurants/bars	44,407	10,663	11,792	66,862	2.32	1.20
Recreation	41,814	14,241	6,221	62,276	6.68	1.12
Elderly/child care services	38,026	1,528	18,456	58,010	0.00	1.01
Retail real estate	42,719	8,859	0	51,578	0.00	0.93

Goodwill and Other Identifiable Intangible Assets

Goodwill recognized in the Minotola acquisition was $91.2 million. The core deposit intangible recognized was $10.1 million.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in March 2006, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $53.3 million, representing notes and equity certificates of the issuer. In addition, in the third quarter of 2006, Hann, as servicer, issued a clean-up call relating to the 2003 securitization. As a result, Hann received $2.3 million in cash and recorded $12.3 million in lease receivables, thereby reducing investment in and receivables from unconsolidated entities.

Concurrent with the lease securitization transaction in March 2005, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $49.1 million, representing notes and equity certificates of the issuer.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 12.

Total deposits increased $568.4 million, or 10.7%, from December 31, 2005, to December 31, 2006. The fair value of deposit liabilities assumed in the Minotola acquisition totaled $525.1 million. In 2006, we sold two branch locations with associated deposits totaling $33.1 million, and in 2005, we sold five branch locations with associated deposits totaling $60.1 million.

Deposit growth for 2006 fell short of our expectation due to intense competition within our marketplace to attract new deposits. Accordingly, we intend to make generation of core deposits a primary focus of our marketing efforts in 2007.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 15.4% of total deposits. Table 13 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2006.

TABLE 12 - Average Deposit Balances

Year ended December 31,	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$946,369	0.00%	$876,150	0.00%	$783,551	0.00%
Interest-bearing demand deposits	1,846,483	2.78	1,736,130	1.66	1,640,525	1.02
Savings deposits	496,056	1.00	522,346	0.44	552,950	0.38
Time deposits	2,408,684	4.12	2,037,019	3.19	1,776,623	2.79

Total	$5,697,592		$5,171,645		$4,753,649

TABLE 13 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2006, were as follows:

(Dollars in thousands)
Three months or less	$366,044
Over three months through six months	168,685
Over six months through twelve months	233,810
Over twelve months	139,055

Total	$907,594

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $94.4 million, or 30.7%, from December 31, 2005, to December 31, 2006. The increase is due to our replacing some of our FHLB borrowings with short-term borrowings as part of our asset/liability management process.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings decreased $140.0 million, and junior subordinated debentures increased $49.5 million, from December 31, 2005, to December 31, 2006. As noted above, the decrease in FHLB borrowings occurred because we replaced some of this debt with short-term borrowings.

On April 19, 2006, we completed a private placement to an institutional investor of $50.0 million of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust

2006-1 (the “Trust”). The trust preferred securities mature in June 2036, are redeemable at our option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%.

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

The notes are subordinated to the prior payments of any of our other indebtedness that, by its terms, is not similarly subordinated. The trust preferred securities have been recorded as a long-term liability on our balance sheet; however, for regulatory purposes the trust preferred securities will be treated as Tier 1 capital under rulings of the Federal Reserve Board, our primary federal regulatory agency.

The notes mature on June 15, 2036, but may be redeemed at our option at any time on or after June 15, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of the notes, the Trust being deemed an investment company or the occurrence of certain adverse tax events. Except upon the occurrence of certain events described above, we may redeem the notes at their aggregate principal amount, plus accrued and unpaid interest, if any. If the notes are redeemed in connection with the certain events described above, and if the redemption occurs before the interest payment date in June 2011, the redemption price will be the greater of 107.5% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest) on the notes to the redemption date, or as determined by the quotation agent, the sum of the present values of the scheduled payments of principal and interest on the notes during the fixed-rate-period remaining life of the notes (assuming the notes matured on the interest payment date in June 2011) discounted to the redemption date on a quarterly basis at the Treasury Rate, plus accrued and unpaid interest (including additional interest) on the notes to such redemption date, or if the redemption date occurs on or after the interest payment date in June 2011, 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest (including any additional interest) on such notes to the redemption date.

The notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding notes upon the occurrence of any event of default. An event of default generally means a default in the payment of any interest following our deferral of interest payments by twenty consecutive quarters, a default in the payment of the principal amount of the notes at maturity, a default in our performance, or breach, of any covenant or warranty in the Indenture which is not cured within sixty days, the institution of any bankruptcy or similar proceedings by or against us or the liquidation or winding up of the Trust, other than as contemplated in the Indenture.

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

TABLE 14 - Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$2,435,892	$1,848,691	$512,002	$71,697	$3,502
FHLB borrowings	528,688	60,140	239,582	173,051	55,915
Long-term debt	222,280	0	0	0	222,280
Operating leases	63,111	7,743	13,348	10,106	31,914
Sale-leaseback transaction	93,991	93,991	0	0	0
Contingent cash collateral	35,098	35,098	0	0	0
Residual value guaranty fees	9,000	3,000	6,000	0	0

	Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$154,188	$133,959	$20,229	$0	$0
Guarantees	8,167	8,000	167	0	0
Commercial commitments	482,237	334,333	147,904	0	0
Real estate commitments	574,713	258,725	315,988	0	0

Capital Adequacy

Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance-sheet items are segmented into one of four broad risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance-sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weighted categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).

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

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. However, in addition to general banking risks, we have other risks that are related to vehicle leasing, asset securitizations, and off-balance-sheet financing that are also discussed below.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2006, our bank subsidiaries had approximately $623.9 million available to them under collateralized lines of credit with various FHLBs; and $448.5 million more was available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $71.0 million for the year ended December 31, 2006, and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases and related vehicles to qualified special purpose entities (“QSPEs”). In March 2006, we entered into a term securitization transaction of leases and related vehicles. The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. Net proceeds from this transaction totaled $302.9 million. In September 2006, we entered into a term securitization transaction of fixed and variable rate home mortgage loans. Net proceeds from this transaction totaled $338.6 million. During 2005, net proceeds from securitization transactions totaled $562.6 million.

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

Our interest rate risk using the static gap analysis is presented in Table 15. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 15 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2006, and 2005. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

TABLE 15 - Balance Sheet Gap Analysis

At December 31, 2006	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$104,529	$0	$0	$0	$104,529
Investments	230,116	284,340	494,087	395,023	1,403,566
Loans and leases, net of unearned income	2,132,986	845,725	1,594,993	987,293	5,560,997

Total	$2,467,631	$1,130,065	$2,089,080	$1,382,316	$7,069,092

Liabilities
Interest-bearing demand	$1,122,502	$183,296	$517,889	$180,909	$2,004,596
Savings	20,119	60,357	293,846	103,125	477,447
Time	260,694	820,021	387,776	59,807	1,528,298
Time in denominations of $100 or more	366,098	402,208	123,924	15,364	907,594
Total borrowings	560,413	149,035	168,254	275,230	1,152,932

Total	$2,329,826	$1,614,917	$1,491,689	$634,435	$6,070,867

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(57,424)	$(180,446)	$(547,816)	$(212,537)
Interest Sensitivity Gap:
Periodic	$80,381	$(665,298)	$49,575	$535,344
Cumulative		(584,917)	(535,342)	2
Cumulative gap as a percentage of total assets	1%	-7%	-7%	0%

At December 31, 2005	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$96,284	$0	$0	$0	$96,284
Investments	272,035	157,070	509,706	215,450	1,154,261
Loans and leases, net of unearned income	2,050,147	799,609	1,540,375	828,528	5,218,659

Total	$2,418,466	$956,679	$2,050,081	$1,043,978	$6,469,204

Liabilities
Interest-bearing demand	$817,775	$214,260	$547,568	$195,156	$1,774,759
Savings	18,691	56,076	283,395	100,744	458,906
Time	145,824	599,909	495,344	140,882	1,381,959
Time in denominations of $100 or more	297,407	249,984	185,086	42,232	774,709
Total borrowings	530,609	3,170	301,065	314,122	1,148,966

Total	$1,810,306	$1,123,399	$1,812,458	$793,136	$5,539,299

Impact of other assets, other liabilities, capital and noninterest-bearing deposits:	$(55,707)	$(172,621)	$(527,614)	$(173,963)
Interest Sensitivity Gap:
Periodic	$552,453	$(339,341)	$(289,991)	$76,879
Cumulative		213,112	(76,879)	0
Cumulative gap as a percentage of total assets	7%	3%	-1%	0%

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

A portion of our loan portfolio consists of commercial and residential mortgage loans containing embedded options, which permit the borrower to repay the principal balance of the loan prior to maturity (“prepayments”) without penalty. A loan’s susceptibility for prepayment is dependent upon a number of factors, including the current interest rate versus the contractual interest rate of the loan, the financial ability of the borrower to refinance, the economic benefit and the availability of refinancing at attractive terms in addition to general changes in customers’ needs. Refinancing may also depend upon economic and other factors in specific geographic areas that affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease depending on the current relative levels and expectations of future short-term and long-term interest rates.

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

Tables 16 and 17 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2006, and 2005, at then current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. As noted in Table 16, the economic value of equity at risk as of December 31, 2006, is -7%, at an interest rate change of positive 2%, while Table 17 discloses that net interest income at risk as of December 31, 2006, is -5%, at an interest rate change of positive 2%.

TABLE 16 - Balance Sheet Shock Analysis

At December 31, 2006	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$194,785	$194,785	$194,785	$194,785	$194,785
Short-term investments	104,529	104,529	104,529	104,529	104,529
Investment securities:
Held-to-maturity	6,146	6,146	6,146	6,146	6,146
Available-for-sale	1,420,388	1,401,873	1,397,420	1,343,470	1,308,305
Loans and leases, net of unearned income	5,623,227	5,554,888	5,488,312	5,419,575	5,349,553
Other assets	1,023,901	1,023,901	1,023,901	1,023,901	1,023,901

Total assets	$8,372,976	$8,286,122	$8,215,093	$8,092,406	$7,987,219

Liabilities
Deposits:
Non-interest bearing	895,093	878,872	863,082	847,709	832,738
Interest-bearing	4,880,654	4,843,384	4,814,447	4,783,535	4,753,268
Total borrowings	1,186,576	1,153,453	1,147,715	1,110,933	1,092,986
Other liabilities	258,327	258,327	258,327	258,327	258,327

Total liabilities	7,220,650	7,134,036	7,083,571	7,000,504	6,937,319
Total economic equity	1,152,326	1,152,086	1,131,522	1,091,902	1,049,900
Off balance sheet	0	0	0	0	0

Total liabilities and equity	$8,372,976	$8,286,122	$8,215,093	$8,092,406	$7,987,219

Economic equity ratio	14%	14%	14%	13%	13%
Value at risk	$20,804	$20,564	$0	$(39,620)	$(81,622)
% Value at risk	2%	2%	0%	-4%	-7%

At December 31, 2005	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$196,557	$196,557	$196,557	$196,557	$196,557
Short-term investments	96,284	96,284	96,284	96,284	96,284
Investment securities:
Held-to-maturity	6,399	6,399	6,399	6,399	6,399
Available-for-sale	1,183,769	1,169,682	1,149,185	1,124,103	1,097,967
Loans and leases, net of unearned income	5,319,160	5,254,795	5,193,337	5,129,571	5,061,065
Other assets	800,245	800,245	800,245	800,245	800,245

Total assets	$7,602,414	$7,523,962	$7,442,007	$7,353,159	$7,258,517

Liabilities
Deposits:
Non-interest bearing	861,934	846,340	831,158	816,374	801,976
Interest-bearing	4,360,236	4,312,878	4,272,250	4,228,634	4,186,073
Total borrowings	1,167,737	1,131,111	1,105,794	1,088,437	1,070,933
Other liabilities	227,383	227,383	227,383	227,383	227,383

Total liabilities	6,617,290	6,517,712	6,436,585	6,360,828	6,286,365
Total economic equity	987,025	1,009,560	1,010,088	998,302	979,378
Off balance sheet	1,901	3,310	4,666	5,971	7,226

Total liabilities and equity	$7,602,414	$7,523,962	$7,442,007	$7,353,159	$7,258,517

Economic equity ratio	13%	13%	14%	14%	13%
Value at risk	$(23,063)	$(528)	$0	$(11,786)	$(30,710)
% Value at risk	-2%	0%	0%	-1%	-3%

TABLE 17 - Net Interest Income Shock Analysis

At December 31, 2006	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$6,964	$9,119	$11,313	$13,513	$15,692
Investments	58,873	63,837	67,248	70,450	73,675
Loans and leases	363,919	387,896	411,447	434,582	457,416

Total interest income	429,756	460,852	490,008	518,545	546,783

Interest expense:
Interest-bearing demand and savings	33,761	48,988	66,792	84,076	101,359
Time	81,197	91,680	102,427	113,198	124,000
Total borrowings	46,836	51,585	57,037	63,837	70,737

Total interest expense	161,794	192,253	226,256	261,111	296,096

Net interest income	$267,962	$268,599	$263,752	$257,434	$250,687

Net interest income at risk	$4,210	$4,847	$0	$(6,318)	$(13,065)
% Net interest income at risk	2%	2%	0%	-2%	-5%

At December 31, 2005	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$3,583	$5,403	$7,253	$9,102	$10,961
Investments	39,213	44,198	47,876	50,557	53,192
Loans and leases	316,650	338,928	360,798	381,654	401,830

Total interest income	359,446	388,529	415,927	441,313	465,983

Interest expense:
Interest-bearing demand and savings	19,943	29,982	42,930	53,475	64,020
Time	65,781	72,709	79,689	86,684	93,699
Total borrowings	42,888	46,372	50,837	56,905	62,996

Total interest expense	128,612	149,063	173,456	197,064	220,715

Net interest income	$230,834	$239,466	$242,471	$244,249	$245,268

Net interest income at risk	$(11,637)	$(3,005)	$0	$1,778	$2,797
% Net interest income at risk	-5%	-1%	0%	1%	1%

Derivative Financial Instruments and Hedging Activities

On March 16, 2005, we entered into a $219.8 million amortizing interest rate swap; and throughout the remainder of 2005, we entered into three incremental swaps totaling $109.8 million. For purposes of our consolidated financial statements, the $329.6 million amortizing interest rate swaps were designated as cash flow hedges of expected future cash flows associated with a forecasted sale of auto leases. This transaction was subject to Statement of Financial Accounting Standards No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). On March 14, 2006, the swaps were terminated, and we received payment of $2.7 million from the swap counterparty. On March 22, 2006, the forecasted sale of auto leases occurred, and the $0.9 million reported in accumulated other comprehensive income at December 31, 2005, was reclassified to gain on sale of loans and leases.

Beginning in April 2006, we entered into amortizing interest rate swaps with an aggregate total of $266.9 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133. At December 31, 2006, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $0.2 million.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of our variable-rate debt. These transactions are subject to FAS No. 133. At December 31, 2006, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income was $0.7 million.

Our risk management objective in using derivatives is to add stability to interest income and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our hedging strategy. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and a forecasted auto lease securitization. The derivatives were designated as cash flow hedges. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. At December 31, 2006, no derivatives were designated as fair valued hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do no meet the strict hedge accounting requirements of FAS No. 133. All of our derivatives at December 31, 2006, were designated as hedges.

The following table summarizes our derivative financial instruments at December 31, 2006:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(Dollars in thousands)
$266,866	$(311)	one-month LIBOR	4.78% - 5.57%
25,000	418	three-month LIBOR	3.935
25,000	720	three-month LIBOR	4.083

$316,866	$827

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

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of December 31, 2006	As of December 31, 2005
	(Dollars in thousands)
Lease Securitization Transactions*	$618,902	$576,890
Home Equity Loan Securitization Transactions*	463,266	221,930
Agency Arrangements and Lease Sales*	135,471	414,897
Sale-Leaseback Transactions*	74,915	94,934
Leases and Loans Held in Portfolio	5,560,997	5,218,659

Total Leases and Loans Serviced	$6,853,551	$6,527,310

*	Off balance sheet

Securitization Transactions

We use the securitization of financial assets as a source of funding and a means to manage capital. Hann and the banking subsidiaries sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions are accounted for as sales under the guidelines of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)” (“FAS No. 140”), and a net gain or loss is recognized at the time of the initial sale.

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

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. We, as servicer, distribute to third-party beneficial interest holders contracted returns. We retain the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. We estimate the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE and adjusted quarterly based on changes in these key economic risk factors. Based upon the information found in the table in Footnote 20, “Securitization Activity,” we believe that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of our interest-only strips.

In order to facilitate lease securitizations and other off-balance-sheet financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), on September 30, 1997, pursuant to a trust agreement between Hann, as settlor and initial beneficiary, and a third-party trustee. The primary business purpose of the Origination Trust is to enter into lease contracts with respect to automobiles, sport utility vehicles, light-duty trucks, and other vehicles and to serve as record holder of title to such leased vehicles. Unlike ordinary accounts receivable or lease paper, a motor vehicle can only be transferred if the transferor signs the back of the certificate of title and certifies the odometer reading, and the transferee applies for a new certificate of title in its own name. With the use of an origination or “titling” trust like the Origination Trust, a party may hold a beneficial interest in a lease and the related vehicle (including the related cash flows), but because legal ownership of the vehicle remains with the trust, the vehicle need not be retitled. The Origination Trust was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in a securitization, sale-leaseback, or other financing of automobile and truck leases and the related vehicles. Upon formation, the Origination Trust issued to Hann the undivided trust interest representing the entire beneficial interest in the unallocated assets of the Origination Trust.

Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the name of the Origination Trust at the time of the purchase. Hann initially owns the beneficial interest in all leases and related vehicles. Under the trust agreement for the Origination Trust, Hann may instruct the trustees of the trust (1) to establish a special unit of beneficial interest in the Origination Trust (commonly referred to as a “SUBI”) and (2) to allocate a separate portfolio of leases and the related vehicles leased under the leases to that SUBI. The SUBI will evidence an indirect beneficial interest, rather than a direct legal interest, in the assets allocated thereto. Under the terms of the trust agreement and the Delaware Statutory Trust Act, the holder of a SUBI will have no interest in the assets allocated to the undivided trust interest or to any other SUBI, and the holder of the undivided trust interest will have no interest in the assets allocated to any SUBI. Hann creates and transfers beneficial interests in the Origination Trust that represent the rights in pools of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions.

The beneficial interests in the Origination Trust represented by a SUBI have only been used for securitizations, sale-leasebacks, agency transactions, and as a method of permitting affiliates of Hann to hold the beneficial interest in a pool of leases and related vehicles. There are no other transactions using a SUBI in the Origination Trust.

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

Summary of 2006 Securitization Transactions

Home Equity Loan.

In September 2006, one of our banking subsidiaries, Susquehanna Bank PA, entered into a term securitization transaction of fixed-rate home mortgage loans and adjustable-rate HELOCs (the “September 2006 transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Patriot Bank, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the September 2006 transaction, Susquehanna Bank PA sold a portfolio of fixed-rate home equity loans with an aggregate principal balance of approximately $238.0 million and a portfolio of adjustable-rate HELOCs with an aggregate principal balance of approximately $111.4 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the September 2006 transaction, Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer (other than a non-economic interest representing tax ownership of the securitized fixed-rate home equity loan portfolio) are owned by the Transferor. The Transferor financed the purchase of the portfolio of home equity loans from Susquehanna Bank PA primarily through the issuance by the Issuer of $345.2 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

A portion of the HELOCs, which generally accrue interest at a variable rate, include a feature that permits the obligor to “convert” all or a portion of the loan from a variable interest rate to a fixed interest rate. The maximum dollar amount of the portfolio balances sold in the September 2006 transaction that is subject to this conversion feature was $72.0 million at the transaction cut-off date. During the draw period, the obligor may request that Susquehanna establish fixed-rate repayment terms for an amount not to exceed the then outstanding balance under the credit line. Requests must be for amounts which do not exceed the credit limit, and no event of default shall have occurred and be continuing at the time of the request. We complete all required underwriting at the time of origination, and no additional underwriting occurs at the time the obligor exercises the fixed-rate conversion feature. The credit limit will include credit advances under the credit line and outstanding balances under the previously requested fixed-rate repayments. The minimum fixed-rate repayment request is three thousand dollars. The obligor may elect to submit fixed-rate repayment requests at any time during the draw period. The obligor is limited to three fixed-rate repayment schedules at any time. The reason for permitting the conversion feature is to be competitive in our marketplace, as many other financial institutions offer this feature.

In the September 2006 transaction, one class of the Issuer’s floating-rate asset-backed notes was backed by variable-rate HELOCs. However, approximately 70.5% of the HELOCs as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes backed by the HELOCs as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the September 2006 Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the class of floating-rate notes backed by the HELOCs was unlikely to be materially and adversely affected if the Issuer’s portfolio of HELOCs included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $11.1 million. Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 50.5% of the HELOCs could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with Susquehanna, structured in accordance with FAS No. 140, paragraph 40, to protect the third-party beneficial interest holders above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the Issuer with an additional source of funds to make payments on the floating-rate notes if the floating rate exceeds the fixed rates of the loans for which the related obligors have exercised their fixed-rate conversion feature.

Based on our historical experience with HELOCs with the conversion feature, we determined that it was highly unlikely that more than 10% of the HELOCs held by the Issuer would be converted by the related obligors from variable-rate to fixed-rate obligations. This conclusion is based in part on our experience with HELOCs that have conversion features, which tend to be converted by obligors from variable rate to fixed rate within the first three-to-six months after origination. The securitized pool, at the time the loans were transferred to the Issuer, was generally seasoned more than six months. Further, we determined that it is highly unlikely that we will have any liability under the interest rate protection agreement provided for in the transaction agreements because we believe that, based upon historical experience and business understanding of obligor behavior, less than 10% of the HELOCs will be converted by the related obligors to fixed-rate loans. The estimated maximum cost and fair value to Susquehanna of complying with the interest rate protection discussed above is considered de minimus.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $8.2 million. The initial interest-only strips recorded for this transaction were $18.5 million, and the fair value of these interest-only strips at December 31, 2006, was $16.5 million.

Leases

In March 2006, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2006 transaction”). In connection with the 2006 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $356.1 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2006 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $311.9 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $10.5 million of notes, which have been retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $1.9 million. The initial recorded interest-only strip for this transaction was $0.7 million, and the fair value of this interest-only strip at December 31, 2006, was $0.8 million.

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

Some of the HELOCs, which generally accrue interest at a variable rate, include a feature that permits the obligor to “convert” all or a portion of the loan from a variable interest rate to a fixed interest rate. Specifically, during the draw period, the obligor may request that Susquehanna establish fixed-rate repayment terms for an amount not to exceed the then outstanding balance under the credit line. Requests must be for amounts which do not exceed the credit limit, and no event of default shall have occurred and be continuing at the time of the request. We complete all required underwriting at the time of origination, and no additional underwriting occurs at the time the obligor exercises the fixed-rate conversion feature. The credit limit will include credit advances under the credit line and outstanding balances under the previously requested fixed-rate repayments. The minimum fixed-rate repayment request is three thousand dollars. The obligor may elect to submit fixed-rate repayment requests at any time during the draw period. The obligor is limited to three fixed-rate repayment schedules at any time. The reason for permitting the conversion feature is to be competitive in our marketplace as many other financial institutions offer this feature, and the maximum dollar amount of the portfolio balances sold which is subject to this conversion feature was $84.7 million at the transaction cut-off date.

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

In this transaction, the Issuer issued floating-rate asset-backed notes to third-party investors, which were backed by variable-rate HELOCs. However, approximately 35.35% of the loans as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the 2005 HELOC Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the floating-rate notes was unlikely to be materially and adversely affected if the Issuer’s assets included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $24.0 million. Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 15.35% of loans could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with us, structured in accordance with FAS No. 140, paragraph 40, to protect the third-party beneficial interest holders, above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the issuer with an additional source of funds to make payments on the floating-rate notes if the floating-rate exceeds the fixed-rates of the loans for which the related obligors have exercised their fixed-rate conversion feature. Our estimated maximum cost of complying with the interest rate protection is considered de minimus.

Based on our historical experience with HELOCs with the conversion feature, we determined that it was highly unlikely that more than 10% of the HELOCs held by the Issuer would be converted by the related obligors from variable-rate to fixed-rate obligations. This conclusion is based in part on our experience with HELOCs that have conversion features, which tend to be converted by obligors from variable-rate to fixed-rate within the first three-to-six months after origination. The securitized pool, at the time the loans were transferred to the Issuer, was generally seasoned more than six months.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $6.6 million. The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at December 31, 2006, was $8.1 million.

Leases

In March 2005, each of our wholly owned commercial and retail banking subsidiaries entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE. Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. However, the transaction documents for the 2005 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $329.4 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued $11.1 million of notes, which have been retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer. These notes, which do not bear interest, have been rated by independent rating agencies and have a final maturity date of February 14, 2012. We have retained the notes because the interest rate required to sell them was too high in comparison to the associated risk.

We have retained the right to service the leases; however, no servicing asset or liability was recognized because the expected servicing costs are approximately equal to servicing fee income, which approximates current market value. In addition, we retained equity certificates of the Issuer initially totaling $26.3 million.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $2.8 million. The initial recorded interest-only strip for this transaction was $2.3 million, and the fair value of this interest-only strip at December 31, 2006, was $1.1 million.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during 2006. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue). Pursuant to the loan agreement for the 2004 transaction, an early amortization event would occur if, among other things, the portfolio failed to meet certain performance tests, or if the QSPE were to breach a material representation, warranty or covenant, or were to become insolvent.

In connection with the transaction, Susquehanna has entered into a back-up servicing agreement pursuant to which it has agreed to service the automobile leases and related vehicles beneficially owned by the QSPE if Hann is terminated as servicer. If Susquehanna were appointed servicer, it would receive a servicing fee each month.

The debt issued in the revolving securitization transaction will bear a floating rate of interest and the securitized portfolio accrues interest at a fixed rate. Under the 2004 transaction, on each monthly payment date, if (1) the weighted-average fixed interest rate of the securitized portfolio is less than the minimum required portfolio yield, and (2) the amount on deposit in the yield supplement account is less than the targeted portfolio yield, then payments will begin under the interest rate hedge agreement established with the administrator pursuant to the loan documents. The interest rate hedge protects the third-party beneficial interest holders from interest rate fluctuations and is structured in accordance with paragraph 40 of FAS No. 140. The aggregate notional amount of the QSPE’s interest rate hedge as of any date will be calculated to equal the expected amortization of the outstanding loan amount on such date. The targeted portfolio yield is calculated on each monthly payment date using a formula specified in the loan documents that takes into account the aggregate outstanding lease balance of the portfolio, the weighted-average remaining life of the portfolio, the weighted-average fixed-interest rate of the portfolio assets and the minimum required portfolio yield. The minimum required portfolio yield is calculated on each monthly payment date using a formula specified in the loan documents that takes into account the cost of funds, the average swap rate, and servicing and administration fees paid by the QSPE, together with the level of excess spread required by the lender. The yield supplement account exists as a reserve account to provide the QSPE with an additional source of funds in circumstances where the yield on the portfolio assets is less than the minimum required portfolio yield.

Events of default include, among other things, failure of the hedge to be maintained. Upon such an occurrence, the lender could accelerate the principal of the loans, and the collateral agent, on behalf of the lender and other secured parties, could exercise standard remedies of a secured creditor, such as seizing and selling the collateral. We do not foresee any reasonable circumstance where the QSPE would not be able to maintain the interest rate hedge and thereby trigger an event of default under the loan documents.

The transaction documents for the 2004 revolving transaction contain several requirements, obligations, liabilities, provisions, and consequences, including early amortization events, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests measured on a monthly basis relating to losses, delinquencies, vehicle turn-in rates, and residual values. The transaction documents also provide that any assets that failed to meet the eligibility requirements set forth in such transaction documents at the time such assets were transferred to the QSPE must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $0.6 million. The fair value of the interest-only strip at December 31, 2006, was $0.2 million.

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

The debt issued in the revolving securitization transaction bears a floating rate of interest and the securitized portfolio accrues interest at a fixed rate. Under the 2002 transaction, on each monthly payment date, if the weighted average fixed interest rate of the securitized portfolio is less than the minimum required portfolio yield, then payments will begin under the interest rate hedge agreement required to be entered into with the administrator pursuant to the loan documents. The interest rate hedge protects the third-party beneficial interest holders from interest rate fluctuations and is structured in accordance with paragraph 40 of FAS No. 140. The aggregate notional amount of the QSPE’s interest rate hedge as of any date will be calculated to equal the expected amortization of the outstanding loan amount on such date. The minimum required portfolio yield is calculated on each monthly payment date using a formula specified in the loan document that takes into account the cost of funds, the average swap rate, and servicing and administration fees paid by the QSPE, together with the level of excess spread required by the lender.

Events of default include, among other things, failure of the hedge to be maintained. Upon such an occurrence, the lender could accelerate the principal of the loans, and the collateral agent, on behalf of the lender and other secured parties, could exercise standard remedies of a secured creditor, such as seizing and selling the collateral. We do not foresee any reasonable circumstance where the QSPE would not be able to maintain the interest rate hedge and thereby trigger an event of default under the loan documents.

The transaction documents for the 2002 revolving transaction contain several requirements, obligations, liabilities, provisions, and consequences, including early amortization events, which become applicable upon, among other conditions, the failure of the sold portfolio to meet certain performance tests measured on a monthly basis relating to losses, delinquencies, vehicle turn-in rates, and residual values. The transaction documents also provide that any assets that failed to meet the eligibility requirements set forth in such transaction documents at the time such assets were transferred to the QSPE must be repurchased by Hann and reallocated to Hann’s beneficial interest in the Origination Trust.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $5.2 million. At December 31, 2006, the associated interest-only strip had been fully amortized.

Agency Agreements and Lease Sales

Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gains or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee, and in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under FAS No. 140.

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. Our liability, however, is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2006, the total residual value of the vehicles in the portfolio for this transaction was $1.4 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2006, was $0.2 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” and FAS No. 5, “Accounting for Contingencies,” and have determined that no liability exists at December 31, 2006.

Sale-Leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS No. 13”). The Lessor is a Delaware statutory trust and a variable interest entity (a “VIE”). The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $74.9 million at December 31, 2006. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43.0 million of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2006, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $38.7 million.

Under the Master Lease Agreement, the Lessee has an early buyout option which could be exercised on January 14, 2007 (the “EBO Date”) under which the Lessee can repurchase all, but not less than all, of the beneficial interests in leases and related vehicles. If the option is exercised, the Lessee will pay to the Lessor the purchase price under the early buyout option (the “EBO Price”). The EBO Price may, at the Lessee’s option, be payable either 100% on the EBO Date or, if our senior unsecured long-term debt rating on the EBO Date is at least Baa2 (and not on negative credit watch with negative implications) by Moody’s and BBB by Standard & Poor’s (and not on credit watch with negative implications) and certain other conditions are met, in installments. The Lessee must also pay the out-of-pocket costs and expenses (including all transfer taxes and legal fees and expenses) incurred by the Lessor, the trustees and their affiliates in connection with such purchase.

During the third quarter of 2006, we notified the Lessor of our intention to exercise the early buyout option, and the transaction was terminated January 12, 2007. The EBO Price was $93.7 million and was composed of $78.4 million of beneficial interests in automobile leases and related vehicles and payment of $15.3 million in cash which had been recognized in other operating expense in prior years. A significant portion of the automobile leases and related vehicles that Hann acquired in conjunction with the early buyout option were sold to our banking subsidiaries and included in a vehicle lease securitization transaction which closed February 14, 2007.

Servicing Fees under the Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements, and Lease Sales

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the lease securitization transactions, the sale-leaseback transaction, agency agreements, and lease sales approximate current market value. Hann has not recorded servicing assets nor liabilities with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income.

The parent company acts as servicer for securitized home equity loans and recorded aggregate servicing assets based on the present value of estimated future net servicing income. The fair value of these assets was $2.9 million at December 31, 2006. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Summary of Susquehanna’s Potential Exposure under Off-Balance Sheet Vehicle Lease Financings as of December 31, 2006

Sale-Leaseback Transaction

Under the sale-leaseback transaction, we guaranteed certain obligations of the Lessee, which is a wholly owned special purpose subsidiary of Hann. If we had failed to maintain our investment-grade senior unsecured long-term debt ratings, then we would have had to obtain a $35.1 million letter of credit from an eligible financial institution for the benefit of the equity participants in the transaction to secure our obligations under the guarantee. We also obtained from a third party an $8.0 million letter of credit for the benefit of an equity participant if we had failed to make payments under the guarantee. These obligations terminated on January 12, 2007, with the exercise of our early buyout option.

Agency Agreements and Lease Sales

Under the agency arrangements, our maximum obligation under the Residual Interest Agreement at December 31, 2006, was $0.2 million. We have evaluated this obligation under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” and FAS No. 5, “Accounting for Contingencies,” and have determined that no liability exists at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Footnote 16. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. Susquehanna currently measures plan assets and benefit obligations as of the end of its fiscal year.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year error on the income statement. In the past, Susquehanna has used the iron-curtain method. In SAB 108, the SEC staff established a model, commonly referred to as a “dual approach,” that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. As Susquehanna has always used the iron-curtain method, applying the provisions of SAB 108 does not result in either restating prior financial statements or recording a cumulative adjustment.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Susquehanna is evaluating the impact of Statement No. 157 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No.109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of the position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Based on an evaluation as of December 31, 2006, Susquehanna does not believe that FASB Interpretation No. 48 will have a material impact on its results of operations or financial condition.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose-entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Beginning in 2007, Susquehanna’s changes in the fair value of interest-only strips may be recognized in the income statement. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123(R). The guidance in this FSP was effective November 10, 2005. Susquehanna adopted FAS No. 123(R) using the modified prospective application and has calculated its pool of windfall tax benefits in accordance with the guidance in FAS No. 123(R), paragraph 81.

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

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in FAS No. 123(R). The FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP was applied upon initial adoption of Statement 123(R) and has not had an effect on Susquehanna’s results of operations or financial condition.

In August 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to FAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of FAS No. 123(R) throughout the life of the instruments, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable GAAP. The guidance in the FSP was applied upon initial adoption of FAS No. 123(R) and has not had an effect on Susquehanna’s results of operations or financial condition.

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

Summary of 2005 Compared to 2004

Results of Operations

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

Additional information is as follows:

	Twelve Months Ended December 31,
	2005	2004
Diluted Earnings per Share	$1.70	$1.60
Return on Average Assets	1.07%	1.04%
Return on Average Equity	10.52%	10.73%
Return on Average Tangible Equity(1)	16.06%	14.36%
Efficiency Ratio	65.58%	66.15%
Efficiency Ratio excluding Hann(1)	57.97%	61.09%

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

	2005	2004
Return on average equity (GAAP basis)	10.52%	10.73%
Effect of excluding average intangible assets and related amortization	5.54%	3.63%
Return on average tangible equity	16.06%	14.36%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable GAAP-based measure is the efficiency ratio. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

	2005	2004
Efficiency ratio (GAAP basis)	65.58%	66.15%
Effect of excluding Hann	7.61%	5.06%
Efficiency ratio excluding Hann	57.97%	61.09%

Net Interest Income — Taxable Equivalent Basis

Net interest income increased to $242.2 million in 2005, as compared to $214.0 million in 2004. Net interest income as a percentage of net interest income plus other income was 66% for the twelve months ended December 31, 2005, 65% for the twelve months ended December 31, 2004, and 65% for the twelve months ended December 31, 2003.

The $28.2 million increase in our net interest income in 2005, as compared to 2004, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Patriot in June 2004. In addition, since we were an asset-sensitive institution, where assets repriced more quickly than liabilities, we experienced improvement in our net interest margin, from 3.60% for 2004, to 3.76% for 2005, due to increases in interest rates. We did, however, reduce our asset-sensitivity by offering premium rates on interest-

bearing deposits, primarily indexed money market accounts. These promotional deposit programs were instituted so that we would continue to be competitive in our marketplace.

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

The allowance for loan and lease losses at December 31, 2005, was 1.03% of period-end loans and leases, or $53.7 million, and 1.03%, or $54.1 million, at December 31, 2004.

Interest income received on impaired commercial loans in 2005 and 2004, was $0.16 million and $0.10 million, respectively. Interest income that would have been recorded on these loans under the original terms was $0.3 million and $1.0 million for 2005 and 2004, respectively. At December 31, 2005, we had no outstanding commitments to advance additional funds with respect to these impaired loans.

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

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. Such loans totaled $29.8 million at December 31, 2005, and $30.1 million at December 31, 2004.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 34%, 35%, and 35% for 2005, 2004, and 2003, respectively.

Noninterest income increased $10.5 million, or 9.2%, in 2005, over 2004. This net increase primarily was composed of the following:

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

Asset management fees and commissions on brokerage, life insurance, and annuity sales. As part of our strategy to increase other fee-based income, we continued to focus on enhancing the wealth management aspect of our business. As a result, asset management fees increased 24.1%, as assets under administration at VFAM increased 4.8%, to $3.8 billion at December 31, 2005, from $3.6 billion at December 31, 2004. This increase was also due, in part, to our strategic acquisitions.

Commissions on property and casualty insurance sales. The 21.2% increase in commissions on property and casualty insurance sales was attributed to new business, growth in existing business, and better than expected contingency fee income in the first quarter of 2005.

Gains on sales of loans and leases. The 55.2% increase in gains on sales of loans and leases was attributed to the sale and subsequent securitization of $239.8 million in home equity line of credit loans in the fourth quarter of 2005. The net gain relating to this transaction was $6.7 million.

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

Other income. The 22.4% increase in other income for 2005, was directly related to the inclusion of Patriot operations for the entire year.

Vehicle origination, securitization, and servicing fees. The 21.1% decrease in vehicle origination, servicing, and securitization fees was primarily due to a combination of decreased lease origination volumes and decreased fees from securitization transactions at Hann. The decrease in securitization fees was due to the current interest rate environment.

Noninterest Expenses

Noninterest expenses increased $23.5 million, or 10.7%, in 2005, over 2004. This net increase primarily was composed of the following:

•	Increased salaries and employee benefits of $8.1 million;

•	Increased occupancy and furniture and equipment expense of $4.2 million;

•	Increased vehicle residual value expense of $4.3 million;

•	Decreased vehicle delivery and preparation expense of $3.3 million; and

•	Increased other expenses of $9.9 million;

Salaries and employee benefits. The 7.6% increase was primarily the result of the Patriot acquisition, normal annual salary increases, new revenue producing positions, and higher benefit costs. Offsetting this increase was a decline in related expenses due to our charter consolidations.

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

Vehicle delivery and preparation. The 23.2% decrease in these expenses was due to efficiencies recognized through the operation of the new reconditioning center at Auto Lenders. In addition, fewer vehicle leases matured in 2005.

Other expense. All other expenses increased $9.9 million, net. The inclusion of Patriot operations since June 10, 2004, contributed to a general increase in all expense categories. In addition, we incurred increased advertising and marketing expenses relating to our branding initiative in 2005.

Income Taxes

Our effective tax rates for 2005 and 2004 were 29.2% and 29.5%, respectively.

During 2005, we instituted a request under a particular state’s voluntary compliance process to establish the right to loss carryforwards. This process was completed with the state in October 2005. Due to the establishment of loss carryforwards in an additional state, as well as other initiatives undertaken during the fourth quarter of 2005, we assessed that all of the remaining state net operating losses were realizable at December 31, 2005, and the valuation allowance was released.

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

Investment Securities

Our total equity was negatively impacted by $15.2 million, as the unrealized losses, net of taxes, on available-for-sale securities increased from a loss of $2.3 million at December 31, 2004, to a loss of $17.5 million at December 31, 2005. We did not believe that any individual unrealized loss represented a material other-than-temporary impairment. Unrealized losses recorded for U.S. Government agencies and mortgage-backed securities were attributable to changes in interest rates. We had both the intent and the ability to hold the securities for a time necessary to recover the amortized cost.

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

The composition of our loan portfolio, by percentage of total loans, remained relatively unchanged from December 31, 2004, to December 31, 2005. The greatest percentage changes were between real estate construction loans, which increased by 3.8% of total loans and leases, and residential real estate loans, which decreased by 4.7% of total loans and leases as a result of the HELOC securitization.

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

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease-securitization transaction in March 2005, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $49.1 million. This amount represented receivables from the unconsolidated qualified special purpose entities that were established to transact the securitization, which resulted in a $2.9 million gain on sale of leases.

Deposits

Total deposits increased $178.5 million, or 3.5%, from December 31, 2004 to December 31, 2005. During 2005, we sold five branch locations and associated deposits totaling $60.1 million. Also, in 2004, we sold branch deposits totaling approximately $44.2 million. These sales were part of our realignment and consolidation project.

Of the net increase in total deposits, $51.4 million was in brokered certificates of deposit, which were being utilized as an alternative funding source to support the increase in our loan portfolio. In addition, we redesigned the money-management products offered to some of our municipal customers and consequently transferred approximately $71.1 million in funds that had been invested in securities sold under repurchase agreements into certificates of deposit greater than $0.1 million.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2006	2005
	(in thousands, except share data)
Assets
Cash and due from banks	$194,785	$196,557
Unrestricted short-term investments	70,996	69,948

Cash and cash equivalents	265,781	266,505
Restricted short-term investments	33,533	26,336
Securities available for sale	1,397,420	1,147,862
Securities held to maturity (fair values approximate $6,146 and $6,399)	6,146	6,399
Loans and leases, net of unearned income	5,560,997	5,218,659
Less: Allowance for loan and lease losses	62,643	53,714

Net loans and leases	5,498,354	5,164,945

Premises and equipment, net	106,305	88,058
Foreclosed assets	1,544	2,620
Accrued income receivable	31,044	24,223
Bank-owned life insurance	264,398	257,289
Goodwill	335,005	242,718
Intangible assets with finite lives	19,092	11,574
Investment in and receivables from unconsolidated entities	121,663	104,069
Other assets	144,849	123,409

	$8,225,134	$7,466,007

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$959,654	$918,854
Interest-bearing	4,917,935	4,390,333

Total deposits	5,877,589	5,309,187
Short-term borrowings	401,964	307,523
FHLB borrowings	528,688	668,666
Long-term debt	150,036	150,000
Junior subordinated debentures	72,244	22,777
Accrued interest, taxes, and expenses payable	54,800	49,836
Deferred taxes	145,825	131,789
Other liabilities	57,702	45,759

Total liabilities	7,288,848	6,685,537

Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 52,080,419 at December 31, 2006 and 46,853,193 at December 31, 2005	104,161	93,706
Additional paid-in capital	345,840	231,085
Retained earnings	505,861	471,290
Accumulated other comprehensive loss, net of taxes of $(10,541) and $(8,406)	(19,576)	(15,611)

Total shareholders’ equity	936,286	780,470

	$8,225,134	$7,466,007

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2006	2005	2004
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$404,814	$339,960	$276,864
Securities:
Taxable	49,810	41,400	40,383
Tax-exempt	845	1,205	1,566
Dividends	3,653	2,666	2,131
Short-term investments	3,669	1,789	815

Total interest income	462,791	387,020	321,759

Interest Expense:
Deposits:
Interest-bearing demand	51,424	28,866	16,802
Savings	4,960	2,318	2,115
Time	99,195	64,979	49,485
Short-term borrowings	13,495	9,727	4,260
FHLB borrowings	24,788	28,634	22,529
Long-term debt	12,159	10,251	12,550

Total interest expense	206,021	144,775	107,741

Net interest income	256,770	242,245	214,018
Provision for loan and lease losses	8,680	12,335	10,020

Net interest income, after provision for loan and lease losses	248,090	229,910	203,998

Noninterest Income:
Service charges on deposit accounts	26,446	21,442	21,913
Vehicle origination, servicing, and securitization fees	18,524	15,616	19,783
Asset management fees	18,439	17,882	14,411
Income from fiduciary-related activities	6,160	5,911	6,232
Commissions on brokerage, life insurance, and annuity sales	4,350	4,447	4,012
Commissions on property and casualty insurance sales	12,660	11,142	9,191
Income from bank-owned life insurance	10,000	9,105	9,105
Net gain on sale of loans and leases	16,816	14,966	9,645
Net gain on sale of bank branches	4,189	5,194	3,209
Net (loss) gain on securities	(949)	4,188	4,683
Other	19,678	15,185	12,406

Total noninterest income	136,313	125,078	114,590

Noninterest Expenses:
Salaries and employee benefits	128,465	114,197	106,127
Occupancy	20,905	18,853	15,718
Furniture and equipment	10,948	10,110	9,059
Amortization of intangible assets	2,231	1,520	1,124
Vehicle residual value	3,722	9,986	5,721
Vehicle delivery and preparation	10,498	11,090	14,430
Other	86,067	76,794	66,863

Total noninterest expenses	262,836	242,550	219,042

Income before income taxes	121,567	112,438	99,546
Provision for income taxes	37,929	32,875	29,366

Net Income	$83,638	$79,563	$70,180

Earnings per share:
Basic	$1.66	$1.70	$1.61
Diluted	$1.66	$1.70	$1.60
Cash dividends	$0.97	$0.93	$0.89
Average shares outstanding:
Basic	50,340	46,711	43,585
Diluted	50,507	46,919	43,872

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2006	2005	2004
	( in thousands)
Cash Flows from Operating Activities:
Net income	$83,638	$79,563	$70,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	15,919	18,671	19,196
Provision for loan and lease losses	8,680	12,335	10,020
Realized loss (gain) on available-for-sale securities, net	949	(4,188)	(4,683)
Deferred income taxes	21,955	24,513	21,949
Gain on sale of loans and leases	(16,816)	(14,966)	(9,645)
Gain on sale of other real estate owned	(176)	(210)	(443)
Mortgage loans originated for sale	(94,640)	(132,253)	(119,800)
Proceeds from sale of mortgage loans originated for sale	96,526	135,595	125,511
Loans and leases originated for sale, net of payments received	(296,211)	(346,243)	(246,698)
Net proceeds from sale of loans and leases originated for sale	339,420	5,218	227,671
Increase in cash surrender value of bank-owned life insurance	(10,000)	(9,105)	(9,105)
Net gain on sale of branch offices	(4,189)	(5,194)	(3,209)
Contribution to defined benefit pension plan	(3,000)	(6,000)	(8,000)
Increase in accrued interest receivable	(4,620)	(2,562)	(4,167)
Increase in accrued interest payable	3,138	2,224	2,840
Increase (decrease) in accrued expenses and taxes payable	(2,820)	6,357	15,062
Other, net	(31,828)	(30,957)	(31,887)

Net cash provided by (used in) operating activities	105,925	(267,202)	54,792

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(7,197)	854	17,627
Activity in available-for-sale securities:
Sales	151,184	182,152	270,669
Maturities, repayments and calls	215,859	251,681	468,697
Purchases	(542,914)	(366,521)	(689,126)
Net proceeds from sale of loans and leases in banks’ portfolios	312,870	557,421	0
Net increase in loans and leases	(249,965)	(183,874)	(334,039)
Cash flows received on retained interests	25,806	16,498	6,008
Purchase of bank-owned life insurance	0	0	(29,900)
Proceeds from bank-owned life insurance	2,891	0	0
Acquisitions, net of cash and cash equivalents acquired	(15,379)	(3,412)	(38,105)
Additions to premises and equipment	(12,718)	(13,195)	(16,444)

Net cash (used in) provided by investing activities	(119,563)	441,604	(344,613)

Cash Flows from Financing Activities:
Net increase in deposits	76,364	238,999	391,658
Sale of branch deposits, net of premium received	(28,900)	(54,904)	(41,031)
Net increase (decrease) in short-term borrowings	94,441	(113,345)	65,315
Net decrease in FHLB borrowings	(139,978)	(82,554)	(180,624)
Repayment of long-term debt	(7)	(50,000)	(5,000)
Proceeds from issuance of junior subordinated debentures	50,000	0	0
Proceeds from issuance of long-term debt	0	0	74,356
Proceeds from issuance of common stock	9,155	5,221	5,351
Tax benefit from exercise of stock options	906	0	0
Cash dividends paid	(49,067)	(43,432)	(38,471)

Net cash provided by (used in) financing activities	12,914	(100,015)	271,554

Net change in cash and cash equivalents	(724)	74,387	(18,267)
Cash and cash equivalents at January 1	266,505	192,118	210,385

Cash and cash equivalents at December 31	$265,781	$266,505	$192,118

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$202,883	$142,551	$104,901
Income tax payments (refunds)	$20,406	$4,093	($3,287)
Supplemental Schedule of Noncash Investing Activities
Real estate acquired in settlement of loans	$2,721	$4,972	$1,711
Interests retained in securitizations	$54,970	$48,920	$19,027
Securities purchased, not settled	$10,113	$0	$0
Leases acquired in clean-up call	$12,284	$0	$0
Acquisitions:
Common stock issued	$115,149	$0	$168,232
Fair value of assets acquired (noncash)	$653,339	$0	$1,143,006
Liabilities assumed	$522,811	$0	$999,753

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2006, 2005, and 2004	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2004	39,861,317	$79,723	$66,264	$403,450	($2,055)	$547,382

Comprehensive income:
Net income				70,180		70,180
Change in unrealized gain on securities available for sale, net of taxes of $(81) and reclassification adjustment of $3,044					(151)	(151)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $(426)					(829)	(829)

Total comprehensive income						69,200

Common stock issued in acquisition	6,402,074	12,804	155,428			168,232
Common stock issued under employee benefit plans (including related tax benefit of $1,035)	329,539	659	4,692			5,351
Cash dividends declared ($0.89 per share)				(38,471)		(38,471)

Balance, December 31, 2004	46,592,930	93,186	226,384	435,159	(3,035)	751,694

Comprehensive income:
Net income				79,563		79,563
Change in unrealized gain on securities available for sale, net of taxes of $(8,227) and reclassification adjustment of $2,722					(15,279)	(15,279)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $539					1,003	1,003
Unrealized gain on cash flow hedges, net of taxes of $915					1,700	1,700

Total comprehensive income						66,987

Common stock issued under contingent earnings agreement	21,012	42	426			468
Common stock issued under employee benefit plans (including related tax benefit of $647)	239,251	478	4,275			4,753
Cash dividends declared ($0.93 per share)				(43,432)		(43,432)

Balance, December 31, 2005	46,853,193	93,706	231,085	471,290	(15,611)	780,470

Comprehensive income:
Net income				83,638		83,638
Change in unrealized loss on securities available for sale, net of taxes of $2,874 and reclassification adjustment of $(617)					5,337	5,337
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $663					1,232	1,232
Change in unrealized gain on cash flow hedges, net of taxes of $(625) and reclassification adjustment of $940					(1,161)	(1,161)

Total comprehensive income						89,046

Common stock issued in acquisition	4,797,870	9,596	105,553			115,149
Common stock issued under employee benefit plans
(including related tax benefit of $906)	429,356	859	9,202			10,061
Cash dividends declared ($0.97 per share)				(49,067)		(49,067)
Adjustment to initially apply FAS No. 158, net of taxes of $(5,047)					(9,373)	(9,373)

Balance, December 31, 2006	52,080,419	$104,161	$345,840	$505,861	($19,576)	$936,286

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Patriot Bank and subsidiaries, Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (dissolved in December 2005), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”) as of and for the years ended December 31, 2006, 2005, and 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. Susquehanna is a financial holding company that operates three commercial banks with an aggregate of 163 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

Securities. Susquehanna classifies debt and equity securities as either held to maturity or available for sale. Susquehanna does not have any securities classified as trading at December 31, 2006 or 2005. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. All other securities are classified as available for sale and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. Other-than-temporary impairments are recorded in noninterest income in the period in which they are recognized.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Securities classified as available for sale include investments management intends to use as part of its asset/liability management strategy. Those securities that have long-term unrealized gains, in which fair value is greater than cost, may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Management has the ability and intent to hold those securities that have unrealized losses due to changes in interest rates for a time necessary to recover the amortized cost. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

Loans and Leases. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income.

Interest income on loans and leases is computed using the effective interest method or actuarial method. Loan and lease origination fees and certain direct loan and lease origination costs are deferred, and the net amount is recognized as an as an adjustment to the yield on the related loans over the contractual life of the loans.

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

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are grouped in homogeneous pools based on severity of risk. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans, are collectively evaluated for impairment. Non-accrual commercial loans greater than $250 are evaluated for impairment on an individual basis. An insignificant delay

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

or shortfall in the amounts of payments, when considered independently of other factors, would not cause a loan to be rendered impaired.

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

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related allowance. Subsequent recoveries, if any, are credited to the allowance.

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments. For asset/liability management purposes, Susquehanna uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

Susquehanna utilizes interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt and forecasted auto lease securitizations. The derivatives are designated as cash flow hedges, and the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship at least quarterly by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Susquehanna does not use derivatives for trading or speculative purposes.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an on-going

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets. Susquehanna follows Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized on a straight-line basis over their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with FAS No. 142.

As of December 31, 2006, 2005, and 2004, no impairment loss was required to be recognized.

On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) under the pooling-of-interests method of accounting for business combinations. Consequently, under the prevailing generally accepted accounting principles, no goodwill was recorded.

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

Comprehensive Income. Susquehanna reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized gains/ (losses) included in net income of $323; $2,722; and $3,044 for the years ended December 31, 2006, 2005, and 2004, respectively.

Asset Securitizations. Susquehanna uses the securitization of financial assets as a source of funding and for capital management. Hann and the banking subsidiaries sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions are accounted for as sales under the guidelines of FAS No. 140, and a net gain or loss is recognized at the time of the initial sale. Retained interests in securitized assets, including debt securities, equity certificates of the securitization trusts, and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed.

The QSPEs issue beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the QSPEs. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by Susquehanna.

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. Susquehanna, as servicer, distributes to third-party beneficial interest holders contracted returns. Susquehanna retains the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

are subordinate to the rights of each of the third-party beneficial interest holders. Susquehanna estimates the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE. The fair value of the interest-only strips is adjusted quarterly based on changes in these key economic risk factors. If the fair value of an interest-only strip were to below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized.

For more information about Susquehanna’s securitization activities, see Note 20 to the consolidated financial statements.

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

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Share-based Compensation. Prior to adopting FAS No. 123(R) on January 1, 2006, Susquehanna’s share-based compensation was accounted for using the intrinsic value method set forth in the now-superseded APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, no compensation expense was recognized. Pursuant to the disclosure requirements of FAS No. 123(R), pro forma net income and earnings per share for the years ended December 31, 2005 and 2004, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors for past service, and the options vested immediately. The fair value of the options on the date of grant was $4.35.

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$79,563	$70,180
Less: pro forma expense related to options granted, net of tax benefit	(2,063)	(941)

Pro forma net income	$77,500	$69,239

Basic earnings per share:
As reported	$1.70	$1.61
Pro forma	$1.66	$1.59
Diluted earnings per share:
As reported	$1.70	$1.60
Pro forma	$1.65	$1.58

For additional information about Susquehanna’s share-based compensation plan, see Note 15 to the consolidated financial statements.

Variable Interest Entities (VIE). In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. As of December 31, 2006, we had a variable interest in the Lessor in a sale-leaseback transaction.

In order to facilitate securitizations and other off-balance sheet financings, Hann formed Hann Auto Trust, a Delaware statutory trust (the “Origination Trust”), on September 30, 1997, pursuant to a trust agreement between Hann, as settlor and initial beneficiary, and a third-party trustee. The primary business purpose of the Origination Trust is to enter into lease contracts with respect to automobiles, sport utility vehicles, light-duty trucks, and other vehicles and to serve as record holder of title to such leased vehicles. Unlike ordinary accounts receivable or lease paper, a motor vehicle can only be transferred if the transferor signs the back of the certificate of title and certifies the odometer reading, and the transferee applies for a new certificate of title in its own name. With the use of an origination or “titling” trust like the Origination Trust, a party may hold a beneficial interest in a lease and the related vehicle (including the related cash flows), but because legal ownership of the vehicle remains with the trust, the vehicle need not be retitled. The Origination Trust was created to avoid the administrative difficulty and expense associated with retitling leased vehicles in a securitization, sale-leaseback, or other

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

financing of automobile and truck leases and the related vehicles. Upon formation, the Origination Trust issued to Hann the undivided trust interest representing the entire beneficial interest in the unallocated assets of the Origination Trust.

In December 2000, Hann sold and contributed the beneficial interest in $190,000 of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that has an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor is treated as a sale and an operating lease and qualifies as a sale and leaseback under FAS No. 13. The Lessor is a Delaware statutory trust and a variable interest entity. The Lessor held the beneficial interest in vehicles and auto leases with a remaining balance of approximately $74,915 at December 31, 2006. To support its obligations under the Master Lease Agreement, at closing the Lessee pledged the beneficial interest in an additional $43,000 of automobile leases and related vehicles, which were also sold or contributed to the Lessee. At December 31, 2006, the beneficial interest in additional automobile leases and related vehicles pledged by the Lessee was $38,688.

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

The Lessor in this transaction is not a QSPE; however, under the guidelines set forth in FIN 46, consolidation of this entity is not required. Susquehanna has determined that the majority of the entity’s “expected losses” would be absorbed by the equity holders of the Lessor, which does not include Susquehanna. Susquehanna believes that the likelihood is remote that the proceeds from the sale of the beneficial interest in the leases and related vehicles would be less than the Lease End Value based upon past history and current economic conditions. The early buyout option price at the inception of the sale-leaseback transaction was greater than the expected fair market value on the early buyout date. As a result, upon exercise of the early buyout option, the Lessor would be entitled to the entire difference between the expected fair market value and the EBO Price. If the early buyout option is not exercised, the Lessor would be entitled to any increase in the value of the portfolio as of the end of the lease term. Although Susquehanna has, at December 31, 2006, an obligation to obtain a $35,111 letter of credit if it fails to maintain certain credit ratings on its securities, this letter of credit would only collateralize existing corporate obligations under the transaction documents and therefore does not affect the consolidation analysis of the Lessor under FIN 46.

During the third quarter of 2006, Susquehanna notified the Lessor of its intention to exercise the early buyout option, and the transaction subsequently was terminated January 12, 2007. The EBO Price was $93,735 and was composed of $78,406 in beneficial interests in automobile leases and related vehicles and payment of $15,329 in cash which had been recognized in other operating expenses in prior years. A significant portion of the automobile leases and related vehicles that Hann acquired in conjunction with the early buyout option were sold to our banking subsidiaries and included in the vehicle lease securitization transaction that closed February 14, 2007.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Footnote 16. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. Susquehanna currently measures plan assets and benefit obligations as of the end of its fiscal year.

Incremental Effect of Applying FASB Statement No. 158

On Individual Line Items in the Statement of Financial Position

December 31, 2006

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Pension asset	$19,298	$(9,862)	$9,436
Total assets	8,234,996	(9,862)	8,225,134
Liability for other postretirement benefits	8,329	4,558	12,887
Deferred income taxes	150,872	(5,047)	145,825
Total liabilities	7,289,337	(489)	7,288,848
Accumulated other comprehensive income	(10,203)	(9,373)	(19,576)
Total shareholders’ equity	945,659	(9,373)	936,286

For additional information about Susquehanna’s defined benefit pension and other postretirement plans, see Note 16 to the consolidated financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year error on the income statement. In the past, Susquehanna has used the iron-curtain method. In SAB 108, the SEC staff established a model, commonly referred to as a “dual approach,” that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB 108 permits public companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. As Susquehanna has always used the iron-curtain method, applying the provisions of SAB 108 does not result in either restating prior financial statements or recording a cumulative adjustment.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Susquehanna is evaluating the impact of Statement No. 157 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of the position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Based on an evaluation as of December 31, 2006, Susquehanna does not believe that FASB Interpretation No. 48 will have a material impact on its results of operations or financial condition.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose-entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Beginning in 2007, Susquehanna’s changes in the fair value of interest-only strips may be recognized in the income statement. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123(R). The guidance in this FSP was effective November 10, 2005. Susquehanna adopted FAS No. 123(R) using the modified prospective application and has calculated its pool of windfall tax benefits in accordance with the guidance in FAS No. 123(R), paragraph 81.

Also in November 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, for all investments in an unrealized loss position, specific disclosures are required. The guidance in this FSP was effective for periods beginning after December 15, 2005. The required disclosures relating to this FSP are presented in Footnote 4.

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

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in FAS No. 123(R). The FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in this FSP was applied upon initial adoption of Statement No. 123(R) and has not had an effect on Susquehanna’s results of operations or financial condition.

In August 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to FAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of FAS No. 123(R) throughout the life of the instruments, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification guidance in paragraph A232 of 123(R). Following modification, recognition and measurement of the instrument should be determined through reference to other applicable

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

GAAP. The guidance in this FSP was applied upon initial adoption of FAS No. 123(R) and has not had an effect on Susquehanna’s results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3.” Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, Statement No. 154 requires that a change in method of depreciation, amortization, or depletion, for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 carries forward many provisions of Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in reporting entity, and the correction of an error. Statement No. 154 also carries forward the provisions of Statement No. 3 that govern reporting accounting changes in interim financial statements. Statement No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement has not had an effect on Susquehanna’s results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” The FSP gives guidance to a reporting enterprise on determining whether it holds an implicit variable interest in a variable interest entity or potential VIE. For entities to which Interpretation 46(R) has been applied, the FSP was to be applied in the first reporting period beginning after March 3, 2005. Application of this FSP has not had a material effect on Susquehanna’s results of operations or financial condition.

2. Acquisitions

Minotola National Bank

On April 21, 2006, Susquehanna acquired Minotola National Bank in a stock and cash transaction valued at approximately $172,000. The acquisition of Minotola, with total assets of $607,000 and fourteen branch locations, provided Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in Susquehanna’s consolidated financial statements.

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

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Patriot Bank Corp.

On June 10, 2004, Susquehanna acquired 100% of the outstanding voting shares of Patriot Bank Corp., a financial services company with total assets in excess of $1,000,000, and the holding company for Patriot Bank. The acquisition was accounted for under the purchase method, and all transactions since that date have been included in Susquehanna’s consolidated financial statements. Concurrent with the closing, Susquehanna merged Patriot Bank into Equity Bank, a wholly owned Susquehanna subsidiary. The combined bank is now known as Susquehanna Patriot Bank.

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

	For the Year Ended December 31,
	2006 Actual	2005 Actual	2004
Net income	$83,638	$79,563	$61,957
Basic EPS	$1.66	$1.70	$1.34
Diluted EPS	$1.66	$1.70	$1.33

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2006 and 2005, were as follows:

	2006		2005
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$36,333	4.67%	$33,318	2.52%
Money market funds	62,752	4.83	58,489	3.36
Commercial paper purchased	5,444	5.31	4,477	4.20

Total	$104,529		$96,284

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2006 and 2005, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006
Available-for-Sale:
U.S. Government agencies	$512,192	$459	$2,779	$509,872
Obligations of states and political subdivisions	27,369	30	258	27,141
Mortgage-backed securities	730,873	737	16,863	714,747
Other debt securities	72,368	107	193	72,282
Equity securities	73,393	383	398	73,378

	1,416,195	1,716	20,491	1,397,420
Held-to-Maturity:
State and municipal	6,146	0	0	6,146

Total investment securities	$1,422,341	$1,716	$20,491	$1,403,566

At December 31, 2005
Available-for-Sale:
U.S. Government agencies	$405,098	$33	$6,092	$399,039
Obligations of states and political subdivisions	11,803	35	67	11,771
Mortgage-backed securities	623,347	138	20,921	602,564
Other debt securities	64,262	78	201	64,139
Equity securities	70,338	332	321	70,349

	1,174,848	616	27,602	1,147,862
Held-to-Maturity:
State and municipal	6,399	0	0	6,399

Total investment securities	$1,181,247	$616	$27,602	$1,154,261

At December 31, 2006 and 2005, investment securities with carrying values of $892,034 and $825,780, respectively, were pledged to secure public funds and for other purposes as required by law.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

At December 31, 2006, Susquehanna held one mortgage-backed security with a fair value of $2,856 that was rated one category below investment grade. The security, which was not down-graded nor considered impaired, is a subordinate adjustable-rate note retained in the September 2006 home equity securitization transaction. There were no investment securities whose ratings were less than investment grade at December 31, 2005.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, other debt securities, and mortgage-backed securities, at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Within one year	$220,359	$218,561
After one year but within five years	486,740	481,637
After five years but within ten years	229,609	223,583
After ten years	406,094	400,261

	1,342,802	1,324,042

Securities Held-to-Maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	6,146	6,146

	6,146	6,146

Total debt securities	$1,348,948	$1,330,188

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2006
Gross gains	$1,095	$0
Gross losses	2,044	0

Net losses	($949)	$0

For the year ended December 31, 2005
Gross gains	$5,097	$0
Gross losses	909	0

Net gains	$4,188	$0

For the year ended December 31, 2004
Gross gains	$5,344	$0
Gross losses	661	0

Net gains	$4,683	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less than 12 Months		12 Months or More		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$92,262	$318	$241,501	$2,461	$333,763	$2,779
States and political subdivisions	14,186	179	7,924	79	22,110	258
Mortgage-backed securities	118,897	686	476,309	16,177	595,206	16,863
Other debt securities	0	0	25,255	193	25,255	193
Equity securities	190	10	13,340	388	13,530	398

	$225,535	$1,193	$764,329	$19,298	$989,864	$20,491

	Less than 12 Months		12 Months or More		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$128,265	$1,415	$179,204	$4,677	$307,469	$6,092
States and political subdivisions	7,982	67	50	0	8,032	67
Mortgage-backed securities	177,423	3,879	404,796	17,042	582,219	20,921
Other debt securities	23,266	146	1,945	55	25,211	201
Equity securities	951	66	12,574	255	13,525	321

	$337,887	$5,573	$598,569	$22,029	$936,456	$27,602

Susquehanna recognized an other-than-temporary impairment of $954 in December of 2006, related to Susquehanna’s Corporate Investment Committee’s decision to implement a modest restructuring program of its Federal Agency debenture portfolio in 2007. This restructuring program included the January 2007 sale of Federal Agency debentures classified as available for sale with an aggregate book value of $78,992 and unrealized losses of $954 at December 31, 2006.

Management does not believe any remaining individual security with an unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and mortgage-backed securities relate primarily to securities issued by Federal Home Loan Banks, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These unrealized losses are predominantly attributable to changes in interest rates. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

5. Loans and Leases

Loans and leases, net of unearned income of $109,294 and $91,120 at December 31, 2006 and December 31, 2005, and net of deferred origination costs of $8,310 and $8,641 at December 31, 2006 and 2005, respectively, were as follows:

	2006	2005
Commercial, financial and agricultural	$978,522	$832,695
Real estate - construction	1,064,452	934,601
Real estate secured - residential	1,147,741	1,355,513
Real estate secured - commercial	1,577,534	1,257,860
Consumer	313,848	319,925
Leases, primarily automobile	478,900	518,065

Total loans and leases	$5,560,997	$5,218,659

Leases held for sale (included in “Leases,” above)	$226,637	$340,572
Home equity loans held for sale (included in “Real estate secured - residential,” above)	17,473	0

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2006 and 2005, the aggregate balances of overdrawn deposit accounts reclassified as loans were $2,057 and $1,825, respectively.

Net investment in direct financing leases was as follows:

	2006	2005
Minimum lease payments receivable	$369,732	$321,798
Estimated residual value of leases	172,477	259,462
Unearned income under lease contracts	(63,309)	(63,195)

Total leases	$478,900	$518,065

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Impaired Loans

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

An analysis of impaired loans at December 31, 2006, 2005, and 2004, follows:

	2006	2005	2004
Impaired loans without a related reserve	$11,468	$1,731	$3,024
Impaired loans with a reserve	8,620	2,066	3,687

Total impaired loans	$20,088	$3,797	$6,711

Reserve for impaired loans	$1,877	$1,312	$1,194
Average balance of impaired loans	8,987	4,450	7,946
Interest income on impaired loans (cash basis)	648	159	104
Interest income that would have been recorded under original terms	1,641	313	1,094

Sale-leaseback Transaction

On December 29, 2000, Hann sold $190,000 of operating leases in a sale-leaseback transaction. An additional $38,688, recorded as lease financing receivables, was held by Hann as collateral in the transaction. Under the structure of the sale of the automobile leases, Hann sold the ownership of the automobiles and leased the vehicles back from the investors in a sale-leaseback transaction. The difference in lease payments received from the consumer and paid to the investor, net of amortized costs, is recognized in vehicle origination and servicing fees in the statements of income.

The original term of the leaseback transaction was approximately eight years with an early buyout option on January 14, 2007. During the third quarter of 2006, Susquehanna notified the Lessor of its intention to exercise the early buyout option, and the transaction subsequently was terminated January 12, 2007. A significant portion of the automobile leases and related vehicles that Hann acquired in conjunction with the early buyout option were sold to our bank subsidiaries and included in the vehicle lease securitization transaction that closed February 14, 2007.

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2006	2005	2004
Balance - January 1,	$53,714	$54,093	$42,672
Additions through acquisition	5,514	0	9,149
Provision charged to operating expense	8,680	12,335	10,020
Charge-offs	(11,116)	(18,355)	(10,859)
Recoveries	5,851	5,641	3,111

Net charge-offs	(5,265)	(12,714)	(7,748)

Balance - December 31,	$62,643	$53,714	$54,093

As part of the Minotola acquisition, Susquehanna recorded a $5,514 addition to the allowance for loan and lease losses. Susquehanna evaluated Minotola’s loan portfolio at the time of acquisition and did not identify any impaired loans as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Therefore, as

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

required by FAS No. 141, “Business Combinations,” Susquehanna recorded Minotola’s loan portfolio at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management’s evaluation of FAS No. 5, “Accounting for Contingencies.”

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2006	2005
Land	$15,455	$12,627
Buildings	78,647	67,150
Furniture and equipment	82,953	76,733
Leasehold improvements	19,882	17,972
Land improvements	2,743	1,201

	199,680	175,683
Less: accumulated depreciation and amortization	93,375	87,625

	$106,305	$88,058

Depreciation and amortization expense charged to operations totaled $9,803 in 2006, $8,638 in 2005, and $7,892 in 2004.

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options are available for periods up to 10 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2006, were as follows:

Operating Leases
2007	$7,743
2008	7,037
2009	6,311
2010	5,481
2011	4,625
Subsequent years	31,914

$63,111

Rent expense charged to operations totaled $7,953 in 2006, $7,769 in 2005, and $7,201 in 2004.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$24,044	($6,585)	$13,991	($4,556)
Customer lists	1,915	(338)	2,219	(185)
Favorable lease adjustments	393	(337)	393	(288)

Total	$26,352	($7,260)	$16,603	($5,029)

In 2006, as a result of the Minotola acquisition, $10,053 was recognized as a core deposit intangible that is being amortized over 10 years.

In 2005, $1,326 was recorded as a customer list intangible relating to the Brandywine acquisition that is being amortized over 15 years. In 2004, as a result of the Patriot acquisition, $7,976 was recognized as a core deposit intangible that is being amortized over 10 years. Also, $1,085 was assigned to customer list intangibles that are being amortized over 5 and 10 years.

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2005	$240,632
Goodwill acquired through the Brandywine acquisition	1,901
Additional goodwill related to contingent earn-out agreement associated with the Patriot acquisition	185

Goodwill at December 31, 2005	242,718
Goodwill acquired through the Minotola acquisition	91,201
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,086

Goodwill at December 31, 2006	$335,005

The following table sets forth the actual and estimated pre-tax amortization expense for amortizing intangible assets.

Aggregate Amortization Expense for the Year Ended December 31:
2006	$2,231
Estimated Amortization Expense for the Year Ended December 31:
2007	$2,521
2008	2,521
2009	2,304
2010	2,304
2011	2,304

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2006	2005
Noninterest-bearing:
Demand	$959,654	$918,854
Interest-bearing:
Interest-bearing demand	2,004,596	1,774,759
Savings	477,447	458,906
Time	1,528,298	1,381,959
Time of $100 or more	907,594	774,709

Total deposits	$5,877,589	$5,309,187

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted-average interest rates, at December 31, were as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$249,728	4.04%	$206,502	2.20%	$307,765	1.52%
Federal funds purchased	150,000	5.30	96,200	4.14	108,600	2.35
Treasury tax and loan notes	2,236	5.00	4,821	4.00	4,503	2.00

	$401,964		$307,523		$420,868

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Additional information pertaining to securities sold under repurchase agreements follows:

	2006	2005	2004
Average amounts outstanding	$219,327	$270,154	$301,344
Average interest rate	3.73%	2.25%	1.05%
Maximum amount outstanding at any month end	$295,757	$309,418	$362,514

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

December 31,	2006	2005
Due 2006, 2.49% to 6.65%	$0	$46,976
Due 2007, 3.205% to 6.20%	60,140	60,149
Due 2008, 3.515% to 5.50%	189,582	214,527
Due 2009, 4.405% to 4.485%	50,000	0
Due 2010, 4.02% to 5.910%	147,842	235,474
Due 2011, 3.25% to 5.33%	25,209	61,384
Due 2012 through 2026, 3.25% to 6.51%	55,915	50,156

	$528,688	$668,666

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

Under this program, Susquehanna subsidiary banks had lines of credit available to them totaling $1,598,677 and $1,728,604, of which $526,264 and $662,347 (excluding purchase-accounting adjustments) was outstanding at December 31, 2006 and 2005, respectively. At December 31, 2006, Susquehanna subsidiaries could have borrowed an additional $623,943 based on qualifying collateral, and $448,470 more could be borrowed provided that additional collateral would have been pledged. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $27,701.

Long-Term Debt (1)

	2006			2005
	Amount	Rate		Amount	Rate
Subordinated notes due November 2012	$75,000	6.05%		$75,000	6.05%
Subordinated notes due May 2014	75,000	4.75		75,000	4.75
Other	36	6.50		0	—
Junior subordinated notes callable 2007	22,244	7.10	(2)	22,777	6.59	(2)
Junior subordinated notes callable 2011	50,000	6.39	(3)	0	—

	$222,280			$172,777

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of purchase accounting adjustments.
(3)

On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes were used to finance the acquisition of Minotola National Bank.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2006	2005	2004
Current:
Federal	$13,342	$3,305	$18,370
State	2,832	4,674	700

Total current	16,174	7,979	19,070

Deferred:
Federal	21,961	28,926	8,413
State	(206)	(4,030)	1,883

Total deferred	21,755	24,896	10,296

Total income tax expense	$37,929	$32,875	$29,366

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$42,548	35.00%	$39,353	35.00%	$34,841	35.00%
Tax-advantaged income	(5,087)	(4.07)	(4,560)	(4.06)	(4,737)	(4.76)
Other, net	468	0.27	(1,918)	(1.70)	(738)	(0.74)

Total	$37,929	31.20%	$32,875	29.24%	$29,366	29.50%

As of December 31, 2006, Susquehanna had fully utilized its federal net operating loss carryforwards of $94,488. The company has state net operating losses remaining of $372,401, which begin to expire in 2010.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2006	2005
Deferred tax assets:
Reserve for loan losses	$23,854	$20,295
Deferred directors fees	397	446
Deferred compensation	2,145	1,526
Nonaccrual loan interest	905	515
Federal net operating losses	0	38,002
State net operating losses	21,819	21,481
Federal alternative minimum tax credit carryover	7,376	7,100
State alternative minimum tax credit carryover	844	1,181
Federal low-income housing tax credit carryover	3,633	3,714
Charitable contributions carryover	0	763
Post-retirement benefits	2,312	1,938
Unrealized gains and losses	5,494	8,406
Under (over) funded status of defined benefit pension or other postretirement benefit plans	5,047	0
Other assets	965	197

Total deferred tax assets	74,791	105,564

Deferred tax liabilities:
Prepaid pension expense	(6,318)	(6,217)
Amortization of market value purchase adjustments	(1,414)	(87)
Deferred loan costs	(4,386)	(4,959)
FHLB stock dividends	(367)	(370)
Premises and equipment	(6,134)	(2,819)
Operating lease income, net	(118,185)	(142,000)
Deferred gain on sale of leases	(79,591)	(80,640)
Deferred gain on sale of loans	(3,967)	0
Other liabilities	(254)	(261)

Total deferred tax liabilities	(220,616)	(237,353)

Net deferred liability	$(145,825)	$(131,789)

12. Financial Instruments with Off-balance-sheet Credit Risk

Credit-Related Financial Instruments. Susquehanna is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of condition. The contract or notional amount of those instruments reflects the extent of involvement Susquehanna has in particular classes of financial instruments.

Susquehanna’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. Susquehanna uses the same credit policies for these instruments as it does for on-balance-sheet instruments.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2006 and 2005, were as follows:

	2006	2005
Standby letters of credit	$154,188	$143,078
Real estate commitments	574,713	620,430
Unused portion of home equity lines	332,975	335,791
Commercial commitments	482,237	440,906
Credit card lines	4,003	0

13. Contingent Liabilities

There are no material proceedings to which Susquehanna or any of its subsidiaries are a party or by which, to Susquehanna’s knowledge, it, or any of its subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or its subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved and are not material in respect to the amount in controversy.

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31, 2006 and 2005, respectively, on those guarantees were $8,167 and $11,492.

14. Capital Adequacy

Risk-based capital ratios, based upon guidelines adopted by bank regulators in 1989, focus upon credit risk. Assets and certain off-balance-sheet items are segmented into one of four broad risk categories and weighted according to the relative percentage of credit risk assigned by the regulatory authorities. Off-balance-sheet instruments are converted into a balance sheet credit equivalent before being assigned to one of the four risk-weight categories. To supplement the risk-based capital ratios, the regulators issued a minimum leverage ratio guideline (Tier 1 capital as a percentage of average assets less excludable intangibles).

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus the junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term subordinated debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off-balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The following table illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

At December 31, 2006	Tier I Capital Ratio (1)	Total Capital Ratio (2)	Leverage Ratio (3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	11.19	12.38	10.29
Susquehanna Patriot Bank	9.39	11.26	8.29
Susquehanna Bank	9.51	11.41	8.35
Total Susquehanna	9.48%	12.48%	8.68%

(1)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(2)	Total capital divided by year-end risk-adjusted assets.
(3)	Tier I capital divided by average total assets less disallowed intangible assets.

At December 31, 2005	Tier I Capital Ratio (1)	Total Capital Ratio (2)	Leverage Ratio (3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	10.83	11.75	9.36
Susquehanna Patriot Bank	8.79	11.04	7.25
Susquehanna Bank	9.01	10.99	7.83
Total Susquehanna	8.53%	11.61%	7.77%

(1)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(2)	Total capital divided by year-end risk-adjusted assets.
(3)	Tier I capital divided by average total assets less disallowed intangible assets.

15. Share-based Compensation

On January 1, 2006, Susquehanna adopted FAS No. 123(R), “Share-Based Payment.” As a result, compensation cost related to share-based-payment transactions is now recognized in Susquehanna’s financial statements using the modified prospective application. For the twelve months ended December 31, 2006, share-based compensation expense totaling $968 has been included in salaries and employee benefits expense in the Consolidated Statement of Income. Included in the $968, is $313 for grants in 2006 attributable to “retirement eligible” individuals.

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

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may have granted options to its employees and directors for up to 2,462.5 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of the company’s stock on the date of grant, and an option’s maximum term was ten years. Options were granted upon

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

approval of the Board of Directors and typically vested one-third at the end of years three, four, and five. The option prices ranged from a low of $13.00 to a high of $25.47. This Compensation Plan expired in 2006.

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Subject to adjustment in certain circumstances, the 2005 Plan authorizes up to 2,000 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, restricted stock options, restricted stock grants, restricted stock unit grants, and stock appreciation rights. The exercise price of any stock option granted under the 2005 Plan is the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years. Options typically vest one-third at the end of years three, four, and five.

On December 16, 1998, Susquehanna acquired Cardinal Bancorp, Inc. (“Cardinal”), a Pennsylvania bank holding company. Cardinal, prior to the merger with Susquehanna, had issued 135.1 Stock Purchase Options to the members of Cardinal’s board of directors. Susquehanna succeeded Cardinal as party to the options as a result of the merger. The option prices ranged from a low of $6.483 to a high of $10.25.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model. Expected volatilities are based on the historical volatility of Susquehanna stock, based on the monthly high stock price over the past years. The expected term of options granted is based upon historical exercise behavior of all employees and directors. The risk-free rate is based on zero coupon treasury rates in effect on the grant-date of the options. The following table presents the assumptions used to estimate the fair value of options granted in 2006, 2005, and 2004.

	2006	2005	2004
Volatility	21.44%	20.60%	21.37%
Expected dividend yield	3.80%	3.80%	3.60%
Expected term (in years)	6	7	7
Risk-free rate	4.30%	4.28%	3.65%

A summary of option activity under the Plans as of December 31, 2006, is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,697	$20.77
Granted	278	24.33
Forfeited	(58)	22.43
Exercised	(361)	18.53

Outstanding at December 31, 2006	1,556	$21.84	5.5	$7,844

Exercisable at December 31, 2006	1,129	$21.16	4.5	$6,454

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $4.24, $4.35, and $4.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $2,613, $1,848, and $2,957, respectively.

A summary of the status of Susquehanna’s nonvested shares for the year ended December 31, 2006 follows:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2006	330	$3.89
Granted	278	4.24
Vested	(155)	3.93
Forfeited	(26)	3.97

Nonvested at December 31, 2006	427	$4.10

As of December 31, 2006, there was $1,094 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2011.

Cash received from option exercises under share-based-payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $6,811, $2,648, and $3,249, respectively.

16. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory defined benefit pension plan that covers substantially all full-time employees. The plan provides defined benefits based on years of service and final average salary. In addition, Susquehanna offers life insurance and certain medical benefits to its retirees. Susquehanna acquired Minotola National Bank on April 21, 2006, including its pension plan and other postretirement benefit obligations.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

A summary of the obligations and funded status of the plans at December 31, is as follows:

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$69,135	$63,686	$3,544	$3,096	$6,635	$5,916
Service cost	4,019	3,493	103	55	479	354
Interest cost	4,178	3,640	205	193	492	348
Plan participants’ contributions	0	0		0	242	230
Change in plan provisions	0	0		0	608	0
Actuarial (gain) loss	(1,906)	817	(64)	320	1,301	240
Acquisition	5,281	0	0	0	0	0
Benefits paid	(2,962)	(2,501)	(121)	(120)	(537)	(453)

Benefit obligation at end of year	$77,745	$69,135	$3,667	$3,544	$9,220	$6,635

Change in Plan Assets
Fair value of plan assets at beginning of year	$70,425	$63,656	$0	$0	$0	$0
Actual return on plan assets	8,828	3,270	0	0	0	0
Acquisition	4,918	0	0	0	0	0
Employer contributions	3,000	6,000	121 *	120 *	295 *	223 *
Expenses	0	0	0	0	0	0
Plan participants’ contributions	0	0	0	0	242	230
Benefits paid	(2,962)	(2,501)	(121)	(120)	(537)	(453)

Fair value of plan assets at end of year	$84,209	$70,425	$0	$0	$0	$0

Funded status at end of year	$6,464	$1,290	($3,667)	($3,544)	($9,220)	($6,635)

Unrecognized net actuarial loss		15,011		885		441
Unrecognized prior service cost		(39)		909		172
Unrecognized transition obligation (asset)		(75)		0		799

Net amounts recognized		$16,187		($1,750)		($5,223)

*	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Assets	$6,464	$16,187	$0	$0	$0	$0
Liabilities	0	0	3,667	1,750	9,220	5,223

Net asset/liability recognized	$6,464	$16,187	$3,667	$1,750	$9,220	$5,223

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of:

	Pension Benefits	SERP	Other Post- retirement Benefits
	2006	2006	2006
Net loss	$6,195	$493	$1,067
Transition (asset) obligation	(4)	0	446
Prior service cost	219	510	447

	$6,410	$1,003	$1,960

The accumulated benefit obligation for the defined benefit pension plan was $73,103 and $66,157 at December 31, 2006, and 2005, respectively. The accumulated benefit obligation for the SERP was $2,933 and $2,599 at December 31, 2006, and 2005, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
Net Periodic Benefit Cost	2006	2005	2006	2005	2006	2005
Service cost	$4,019	$3,493	$103	$55	$479	$354
Interest cost	4,178	3,640	203	193	492	348
Expected return on plan assets	(6,162)	(5,309)	0	0	0	0
Amortization of prior service cost	(15)	(182)	125	125	91	48
Amortization of transition obligation (asset)	(68)	(68)	0	0	113	113
Amortization of net actuarial (gain) or loss	910	644	63	63	103	0

Net periodic benefit cost	$2,862	$2,218	$494	$436	$1,278	$863

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Post- retirement Benefits
Expected amortization of net loss	$110	$42	$60
Expected amortization of prior service cost	36	124	113
Expected amortization of transition obligation (asset)	(7)	0	113

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	N/A
Assumed health care trend rates:
Health care cost trend rate assumed for next year					11.00%	8.00%
Ultimate rate					4.00%	5.00%
Year that ultimate rate is reached					2014	2012

The weighted average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Increase in minimum liability included in other comprehensive income			$39	$0
Assumed health care trend rates:
Health care cost trend rate assumed for current year					12.00%	8.50%
Ultimate rate					4.00%	5.00%
Year that ultimate rate is reached					2014	2012

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$41	$(33)
	4.20%	-3.42%
Effect on benefit obligation as of December 31, 2006	$336	$(300)
	3.65%	-3.25%

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

For the plan year ending December 31, 2007, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $122, and $328, respectively; and, for the same year, expected employee contributions are $0, $0, and $213, respectively. The 2007 plan assumptions used to determine net periodic cost will be a discount rate of 6.00% and an expected long-term return on plan assets of 8.5%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality Double-A bonds of similar duration. The payment projections used a seventy-five year payout projection.

The investment objective of the pension plan is to maximize total return by emphasizing growth at a reasonable price. The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. In June 2005, the plan sold all of its holdings of Susquehanna common stock.

The pension plan’s debt securities portfolio consists of bonds rated A or higher at the time of purchase. The current portfolio consists primarily of U.S. Treasuries and agency securities, high quality corporates, and money market investments. A credit analysis is conducted to ensure that the appropriate liquidity, industry diversification, safety, maximum yield, and minimum risk are achieved. A laddered approach to maturity distribution is taken depending on market conditions, but is primarily limited to ten years or less.

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are presented as follows:

For the year ended	Target 2007	2006	2005
Equity securities	40-60%	58%	59%
Debt securities	20-40%	32%	30%
Temporary cash investments	10-30%	10%	11%

Total		100%	100%

Estimated aggregate future benefit payments for pension, the SERP, and other benefits, which reflect expected future services, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2007	$2,655	$122	$435
2008	2,728	121	446
2009	2,846	120	467
2010	3,090	119	517
2011	3,246	121	557
Year 2012-2016	20,413	1,428	594

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan, which are included in salaries and benefits expense, amounted to $2,258 in 2006, $2,141 in 2005, and $1,937 in 2004.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

17.	Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share:

For the Year Ended December 31,	2006			2005			2004
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$83,638	50,340	$1.66	$79,563	46,711	$1.70	$70,180	43,585	$1.61
Effect of Diluted Securities:
Stock options outstanding		167	0.00		208	0.00		287	0.01

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$83,638	50,507	$1.66	$79,563	46,919	$1.70	$70,180	43,872	$1.60

For the year ended December 31, 2006, average options to purchase 911 shares were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

For the years ended December 31, 2005 and 2004, average options to purchase 502 and 140 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Note 18. Related Party Transactions

Certain directors and named executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Susquehanna relies on the directors and named executive officers for the identification of their associates.

Effective November 2006, the SEC adopted amendments to the disclosure requirements for related person transactions as part of its final rule on “Executive Compensation and Related Person Disclosure.” As a result, the dollar threshold for related- party transactions was raised from $60, to $120.

The activity of loans to such persons whose balances exceeded $120 in 2006 follows. The information presented for 2005 uses the previous threshold of $60.

	2006	2005
Balance - January 1	$19,010	$40,277
Additions	23,683	21,745
Deductions:
Amounts collected	(15,680)	(20,193)
Other changes	(9,182)	(22,819)

Balance - December 31	$17,831	$19,010

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

19. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2006, $79,000 was available for dividend distribution to Susquehanna in 2007, from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $30,704 at December 31, 2006, and $35,100 at December 31, 2005.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $33,533 and $26,336 at December 31, 2006 and 2005, respectively.

Under current Federal Reserve regulations, the banking subsidiaries are limited in the amount they may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from subsidiary banks to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines.

Susquehanna’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development, and the broker/dealer subsidiary’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2006, these subsidiaries met their respective minimum net worth capital requirements.

Note 20. Securitization Activity

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

Automobile Leases

2006 Transaction

In March 2006, Susquehanna securitized $356,140 of closed-end motor vehicle leases and recorded a pre-tax gain of $1,937 (which included a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $53,953 and included $10,482 in subordinated notes, $42,812 in equity certificates of the securitization trust, and a $659 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is February 14, 2012.

2005 Transaction

In March 2005, Susquehanna securitized $366,816 of closed-end motor vehicle leases and recorded a pre-tax gain of $2,846 (which included a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $39,709 and included $11,070 in subordinated notes, $26,326 in equity certificates of the securitization trust, and a $2,313 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is January 3, 2011.

2004 Revolving Transaction

In September 2004, Susquehanna entered into a revolving securitization transaction of closed-end motor vehicle leases and recorded a pre-tax gain of $586 in noninterest income. Interests initially retained in the securitization totaled $19,027 and included equity certificates of the securitization trust and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale.

2003 Transaction

In July 2003, Susquehanna securitized $239,500 of closed-end motor vehicle leases and recorded a pre-tax gain of $12,000 in noninterest income. Retained interests in the securitization totaled $27,630 and included $9,043 in equity certificates of the securitization trust, $6,587 in subordinated notes, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, had a final maturity date of November 14, 2008.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

In the third quarter of 2006, Susquehanna, as servicer, issued a clean-up call for this securitization and recorded $12,284 in lease receivables.

2002 Revolving Transaction

In August 2002, Susquehanna entered into a revolving securitization transaction of closed-end motor vehicle leases and recorded a pre-tax gain of $5,180 in noninterest income. Interests initially retained in the securitization totaled $25,640 and included equity certificates of the securitization trust and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale.

Home Equity Loans

2006 Transaction

In September 2006, Susquehanna securitized $349,403 of fixed-rate home mortgage loans and variable-rate line of credit loans and recorded a pre-tax gain of $8,225 in noninterest income. Retained interests in the securitization totaled $21,244 and included $2,745 in subordinated notes, and $18,499 in interest-only strips. The initial carrying values of the interest-only strips were estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the loans and recorded a servicing asset of $2,334. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which bear interest at one-month LIBOR plus .75%, were rated by independent rating agencies and have a final maturity date of August 2036.

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

2005 Transaction

In December 2005, Susquehanna securitized $239,766 of home equity line of credit loans and recorded a pre-tax gain of $6,648 in noninterest income. The interest-only strips retained in the securitization totaled $7,298. The initial carrying values of the interest-only strips were estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the loans and recorded a servicing asset of $1,289. Transaction costs associated with this securitization were included as a component of gain on sale.

In this securitization, approximately 35.4% of the loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio,

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $23,980, and its related fair value was considered to be de minimus.

Key economic assumptions used in measuring certain retained interests at the date of securitization were as follows:

	Gain Recognized	Weighted- average Life (in months)	Prepayment Speed	Expected Credit Losses	Annual Discount Rate	Annual Coupon Rate to Investors
Automobile Leases
2006 transaction	$1,937	22	2.00%-4.00%	0.05%	5.28%	4.99%-5.58%
2005 transaction	2,846	17	2.00-3.00	0.00	3.74	3.21-5.09
2004 revolving transaction	586	34	2.40	0.10	3.49	3.48
2003 transaction	12,000	34	0.10	0.10	2.13	2.66
2002 revolving transaction	5,180	34	0.40	0.10	3.59	3.09

Home Equity Loans
2006 transaction	$8,225
Fixed-rate portion		56	10.00*	0.10%	6.60%	30-day LIBOR+
						0.17%-1.25%
Variable-rate portion		20	45.00*	0.06	6.60	30-day LIBOR+
						0.15%
2005 transaction	6,648	20	45.00*	0.15	6.50	30-day LIBOR+
						0.19%

*	Constant Prepayment Rate

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	As of December 31				For the Year Ended December 31
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2006	2005	2006	2005	2006	2005
Loans and leases held in portfolio	$5,560,997	$5,218,659	$98,242	$80,592	$5,265	$12,714
Leases securitized	618,902	576,890	1,023	848	171	292
Home equity loans securitized	463,266	221,930	2,620	208	48	0
Leases serviced for others (1)	210,386	509,831	1,054	2,451	(58)	14

Total loans and leases serviced	$6,853,551	$6,527,310	$102,939	$84,099	$5,426	$13,020

(1)	Amounts include the sale/leaseback transaction and agency arrangements.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Year Ended December 31
	2006	2005
Proceeds from securitizations	$302,887	$323,568
Amounts derecognized	356,140	372,488
Servicing fees received	8,519	7,985
Other cash flows received from retained interests	25,806	16,498

Home Equity Loans	Year Ended December 31
	2006	2005
Proceeds from securitizations	$338,597	$239,071
Amounts derecognized	351,150	239,766
Additional draws conveyed to the trusts	61,285	0
Servicing fees received	1,365	127

There were no cash flows received from retained interests related to home equity loans for the years ended December 31, 2006, and 2005. Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. Susquehanna, as servicer, distributes to third-party beneficial interest holders contracted returns and retains the right to remaining cash flows. The expected cash flows are discounted to present value and recorded as interest-only strips. Susquehanna estimates the fair value of these interest-only strips using assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time the underlying assets are sold. The fair values are adjusted quarterly based on changes in these key economic risk factors.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2006 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in low prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

As of December 31, 2006

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)

2006 transaction - Interest-Only Strip	$829	14	2.00%	0.05%	5.24%
Decline in fair value of 10% adverse change			$15	$17	$4
Decline in fair value of 20% adverse change			21	34	8

2005 transaction - Interest-Only Strip	$1,051	9	3.00%	0.05%	4.14%
Decline in fair value of 10% adverse change			$49	$6	$4
Decline in fair value of 20% adverse change			56	11	8

2004 revolving transaction - Interest-Only Strip	$231	15	3.00%	0.10%	5.21%
Decline in fair value of 10% adverse change			$0	$0	$1
Decline in fair value of 20% adverse change			1	0	3

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)

2006 transaction - Interest-Only Strips
Fixed-rate portion	$12,644	55	10.00	0.10%	6.60%
Decline in fair value of 10% adverse change			$347	$87	$302
Decline in fair value of 20% adverse change			680	173	589

Variable-rate portion	$3,875	21	45.00	0.06%	6.60%
Decline in fair value of 10% adverse change			$334	$10	$67
Decline in fair value of 20% adverse change			624	19	132

2005 transaction - Interest-Only Strips	$8,114	20	45.00	0.06%	6.50%
Decline in fair value of 10% adverse change			$532	$14	$144
Decline in fair value of 20% adverse change			995	29	284

(1)	The annual discount rate used is derived from the interpolated Treasury swap rate as of the reporting date.
(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

Susquehanna’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its hedging strategy. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and a forecasted auto lease securitization. The derivatives were designated as cash flow hedges, and the effective portions of changes in the fair value of the derivatives were initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affected earnings. The ineffective portion of changes in the fair value of the derivatives was recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. At December 31, 2006, no derivatives were designated as fair value hedges nor hedges of net investments in foreign operations. Additionally, Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Susquehanna’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of FAS No. 133. All our derivatives at December 31, 2006, were designated as hedges.

At December 31, 2006, derivatives with a fair value of $1,403 were included in other assets, and derivatives with a fair value of $576 were included in other liabilities. The decrease in net unrealized gains of $1,786 (net of income tax benefit of $625) in 2006, for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity.

Amounts currently reported in accumulated other comprehensive income related to the hedging of the proposed lease securitization will be reclassified to other income when the auto lease securitization takes place in the first quarter of 2007. The decrease in net unrealized gains on cash flow hedges during 2006 reflects a reclassification of $2,235 of net unrealized gains from accumulated other comprehensive income of which, $207 relating to our hedges of FHLB advances was included in interest expense, and $2,027 was included in other income resulting from the March 2006 securitization of auto leases. During 2007, Susquehanna estimates that an additional $596 of deferred gains will be reclassified out of other comprehensive income and into interest expense for hedges of fixed-rate FHLB advances based on interest-rate projections derived from the LIBOR swap curve, and $311 of deferred losses will be reclassified out of other comprehensive income into other expense related to the auto lease securitization expected to occur in the first quarter of 2007.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The following estimated fair values may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The disclosure requirements exclude disclosure of nonfinancial assets such as buildings, as well as certain financial instruments such as leases.

Susquehanna also has several intangible assets which are not included in the fair value disclosures, such as customer lists and core deposit intangibles. Accordingly, the aggregate estimated fair values presented do not represent the underlying value of Susquehanna. The following methods and assumptions were used to estimate the fair value of each class of financial instrument presented.

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

Off-Balance-Sheet Items. The fair value of unused commitments to lend and standby letters is deemed to be the same as their contractual amounts. The fair value of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are calculated as the reasonable amounts that Susquehanna would agree to pay or receive, after considering the likelihood of the commitments expiring.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$194,785	$194,785	$196,557	$196,557
Short-term investments	104,529	104,529	96,284	96,284
Investment securities	1,403,566	1,403,566	1,154,261	1,154,261
Loans and leases, net of unearned income	5,560,997	5,488,312	5,218,659	5,193,337

Financial liabilities:
Deposits	5,877,589	5,677,529	5,309,187	5,103,408
Short-term borrowings	401,964	401,964	307,523	307,523
FHLB borrowings	528,688	528,841	668,666	664,444
Long-term debt	222,280	216,910	172,777	171,229

23. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2006	2005
Assets
Cash in subsidiary banks	$199	$1,347
Investments in and receivables from consolidated subsidiaries	1,145,791	926,587
Other investment securities	3,471	4,315
Premises and equipment, net	3,649	4,352
Other assets	33,359	25,184

Total assets	$1,186,469	$961,785

Liabilities and Shareholder’s Equity
Long-term debt	$150,000	$150,000
Junior subordinated debentures	72,244	22,777
Other liabilities	27,939	8,538

Total liabilities	250,183	181,315
Shareholders’ equity	936,286	780,470

Total liabilities and shareholders’ equity	$1,186,469	$961,785

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Statements of Income

	Years Ended December 31,
	2006	2005	2004
Income:
Dividends from bank subsidiaries	$72,000	$48,500	$66,500
Dividends from nonbank subsidiaries	2,300	6,733	2,400
Interest, dividends, and gains on sales of investment securities	140	43	42
Interest and management fees from bank subsidiaries	44,085	43,944	39,951
Interest and management fees from nonbank subsidiaries	2,237	2,059	2,012
Miscellaneous	6,584	3,051	1,241

Total income	127,346	104,330	112,146

Expenses:
Interest	12,157	10,251	12,943
Other	59,370	55,431	46,819

Total expenses	71,527	65,682	59,762

Income before taxes and equity in undistributed income of subsidiaries	55,819	38,648	52,384
Income tax provision (benefit)	2,464	5,872	(1,861)
Equity in undistributed net income of subsidiaries	30,283	46,787	15,935

Net Income	$83,638	$79,563	$70,180

Statements of Cash Flows
	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$83,638	$79,563	$70,180
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,889	2,811	2,151
Realized (gain) loss on sale of available for sale securities	0	0	2
Equity in undistributed net income of subsidiaries	(30,283)	(46,787)	(15,935)
Decrease (increase) in other assets	(9,551)	3,534	(11,742)
Increase (decrease) in accrued expenses payable	6,721	253	(401)
Other, net	5,307	(3,368)	347

Net cash provided by operating activities	58,721	36,006	44,602

Cash Flows from Investing Activities:
Purchase of investment securities	0	(2,842)	(1,500)
Proceeds from the sale/maturities of investment securities	0	0	1,498
Capital expenditures	(2,708)	(2,190)	(1,579)
Net investment in subsidiaries	(16,700)	61,500	(41,422)
Acquisitions	(51,455)	(3,412)	(42,513)

Net cash (used in) provided by investing activities	(70,863)	53,056	(85,516)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,061	5,221	5,351
Proceeds from issuance of long-term debt	50,000	0	74,356
Repayment of long-term debt	0	(50,000)	0
Dividends paid	(49,067)	(43,432)	(38,471)

Net cash provided by (used in ) financing activities	10,994	(88,211)	41,236

Net increase (decrease) in cash and cash equivalents	(1,148)	851	322
Cash and cash equivalents at January 1,	1,347	496	174

Cash and cash equivalents at December 31,	$199	$1,347	$496

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except as noted and per share data)

Note 24. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2006, and 2005, are as follows:

	2006
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$103,962	$115,293	$123,790	$119,746
Interest expense	44,225	49,184	56,659	55,954

Net interest income	59,737	66,109	67,131	63,792
Provision for loan and lease losses	2,675	1,275	2,241	2,488

Net interest income after provision for loan and lease losses	57,062	64,834	64,890	61,304
Non-interest income	29,850	32,078	39,080	35,303
Non-interest expense	60,957	68,394	66,851	66,631

Income before income taxes	25,955	28,518	37,119	29,976
Applicable income taxes	8,254	9,178	11,878	8,620

Net income	$17,701	$19,340	$25,241	$21,356

Earnings per common share:
Basic	$0.38	$0.38	$0.49	$0.41
Diluted	0.38	0.38	0.49	0.41

	2005
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$91,902	$93,524	$98,938	$102,658
Interest expense	32,490	33,622	38,232	40,433

Net interest income	59,412	59,902	60,706	62,225
Provision for loan and lease losses	2,750	2,480	3,215	3,890

Net interest income after provision for loan and lease losses	56,662	57,422	57,491	58,335
Non-interest income	27,970	30,223	27,176	39,708
Non-interest expense	62,080	60,037	58,548	61,884

Income before income taxes	22,552	27,608	26,119	36,159
Applicable income taxes	7,149	8,902	8,358	8,466

Net income	$15,403	$18,706	$17,761	$27,693

Earnings per common share:
Basic	$0.33	$0.40	$0.38	$0.59
Diluted	0.33	0.40	0.38	0.59

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.:

We have completed integrated audits of Susquehanna Bancshares, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans and for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 28, 2007

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, Susquehanna’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Susquehanna in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the 2007 Proxy Statement in the Election of Directors section, the Corporate Governance section, the Director and Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2007 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2007 Proxy Statement in the Security Ownership of Certain Beneficial Owners and Holdings of Management section and the Director and Executive Officer Compensation—Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2007 Proxy Statement in the Certain Relationships and Related Transactions section and the Corporate Governance – Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2007 Proxy Statement in the Annual Audit Information—Fees Billed by Independent Accountants to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.3	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.5	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.7	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

10.8	Employment Agreement, dated January 10, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

10.9	Susquehanna’s Key Executive Incentive Plan summary is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

10.10	Description of base salaries for the year ended December 31, 2006 for Susquehanna’s named executive officers is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed February 13, 2006.*

10.11	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.12	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.13	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.14	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000, February 22, 2001 and October 18, 2006, is attached hereto as Exhibit 10.14.*

10.15	Descriptions of Executive Life Insurance Program, Supplemental Long Term Disability Plan, Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are attached hereto as Exhibit 10.15.*

10.16	Susquehanna’s 2005 Equity Compensation Plan is attached hereto as Exhibit 10.16.*

10.17	Susquehanna’s Equity Compensation Plan is attached hereto as Exhibit 10.17.*

10.18	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

10.19	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.20	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

10.21	Director Compensation Schedule, effective January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.*

10.22	Description of grants of nonqualified stock options to Susquehanna’s directors is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

10.23	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.23.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (WiLLIAM J. REUTER)	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	Feb. 28, 2007

/s/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	Feb. 28, 2007

/s/ MICHAEL A. MORELLO (Michael A. Morello)	Director	Feb. 28, 2007

/s/ JAMES G. APPLE (James G. Apple)	Director	Feb. 28, 2007

/s/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	Feb. 28, 2007

/s/ JOHN M. DENLINGER (John M. Denlinger)	Director	Feb. 28, 2007

/s/ OWEN O. FREEMAN, JR. (Owen O. Freeman, Jr.)	Director	Feb. 28, 2007

/s/ HENRY H. GIBBEL (Henry H. Gibbel)	Director	Feb. 28, 2007

/s/ WILLIAM B. ZIMMERMAN (William B. Zimmerman)	Director	Feb. 28, 2007

(T. Max Hall)	Director	Feb. 28, 2007

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2006

[SIGNATURES CONTINUED]

Signature	Title	Date

/s/ M. ZEV ROSE (M. Zev Rose)	Director	Feb. 28, 2007

/s/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	Feb. 28, 2007

/s/ GUY W.MILLER, JR. (Guy W. Miller, Jr.)	Director	Feb. 28, 2007

/s/ ROGER V. WIEST (Roger V. Wiest)	Director	Feb. 28, 2007

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	Feb. 28, 2007

/s/ RUSSELL J. KUNKEL (Russell J. Kunkel)	Director	Feb. 28, 2007

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(3)	3.1	Articles of Incorporation. Incorporated by reference to Susquehanna’s Registration Statement on Form S-4 (registration no. 33-53608) filed on October 22, 1992 and to Exhibit 3.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

	3.2	By-laws. Incorporated by reference to Exhibit 3.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Indenture dated as of November 4, 2002 by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.3	Registration Rights Agreement dated as of November 4, 2002 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.5	Global Note to the 4.75% subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Registration Rights Agreement dated as of May 3, 2004 by and among Susquehanna and Keefe Bruyette & Woods Inc. and Sandler O’Neill Partners, L.P. is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

	10.1	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

Exhibit Numbers		Description and Method of Filing
	10.3	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.4	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005.*

	10.5	Employment Agreement dated August 26, 2004 between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed August 31, 2004.*

	10.6	Employment Agreement, dated March 25, 2005, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.4 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.7	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

	10.8	Employment Agreement, dated January 10, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

	10.9	Susquehanna’s Key Executive Incentive Plan summary is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed April 4, 2005.*

	10.10	Description of base salaries for the year ended December 31, 2006 for Susquehanna’s named executive officers is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed February 13, 2006.*

	10.11	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

	10.12	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.13	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.14	Susquehanna’s Key Employee Severance Pay Plan, adopted in 1999 and amended on May 26, 2000, February 22, 2001 and October 18, 2006, is attached hereto as Exhibit 10.14.*

Exhibit Numbers		Description and Method of Filing
	10.15	Descriptions of Executive Life Insurance Program, Supplemental Long Term Disability Plan, Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are attached hereto as Exhibit 10.15.*

	10.16	Susquehanna’s 2005 Equity Compensation Plan is attached hereto as Exhibit 10.16.*

	10.17	Susquehanna’s Equity Compensation Plan is attached hereto as Exhibit 10.17.*

	10.18	The Stock Option Purchase of Cardinal Bancorp, Inc. effective April 13, 1993, the 1994 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 12, 1994, the 1995 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 11, 1995, the 1996 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 9, 1996, and the 1997 Stock Purchase Option of Cardinal Bancorp, Inc. effective April 8, 1997 are incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, of Susquehanna’s Registration Statement on Form S-8, Registration No. 333-85655.

	10.19	The Amended and Restated Patriot Bank Corp. 1996 Stock-Based Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.20	The Patriot Bank Corp. 2002 Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Registration Statement on Form S-8 (File No. 333-116346).*

	10.21	Director Compensation Schedule, effective January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.*

	10.22	Description of grants of nonqualified stock options to Susquehanna’s directors is incorporated by reference to Item 1.01 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

	10.23	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.23.

Exhibit Numbers		Description and Method of Filing
(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.