Form 10-Q
period 2007-03-31
SUSQUEHANNA BANCSHARES INC
filed 2007-05-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, there were 52,144,543 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

TAB LE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31 2007 (unaudited)	December 31 2006	March 31 2006 (unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$181,780	$194,785	$175,838
Unrestricted short-term investments	112,055	70,996	64,517

Cash and cash equivalents	293,835	265,781	240,355
Restricted short-term investments	213	33,533	27,979
Securities available for sale	1,435,862	1,397,420	1,204,698
Securities held to maturity (fair values approximate $4,933; $6,146; and $6,330)	4,933	6,146	6,330
Loans and leases, net of unearned income	5,393,665	5,560,997	5,042,755
Less: Allowance for loan and lease losses	61,789	62,643	53,999

Net loans and leases	5,331,876	5,498,354	4,988,756

Premises and equipment, net	106,012	106,305	88,862
Foreclosed assets	3,962	1,544	2,596
Accrued income receivable	30,266	31,044	25,491
Bank-owned life insurance	265,971	264,398	259,326
Goodwill	338,284	335,005	242,976
Intangible assets with finite lives	18,469	19,092	11,135
Investment in and receivables from unconsolidated entities	166,811	121,663	153,546
Other assets	162,687	144,849	126,017

Total Assets	$8,159,181	$8,225,134	$7,378,067

Liabilities and Shareholders’ Equity
Deposits:
Demand	$905,382	$959,654	$902,816
Interest-bearing demand	2,151,530	2,004,596	1,755,688
Savings	470,497	477,447	449,310
Time	1,563,477	1,528,298	1,473,661
Time of $100 or more	934,621	907,594	774,141

Total deposits	6,025,507	5,877,589	5,355,616
Short-term borrowings	256,299	401,964	193,825
FHLB borrowings	451,961	528,688	622,674
Long-term debt	150,033	150,036	150,000
Junior subordinated debentures	72,106	72,244	22,647
Accrued interest, taxes, and expenses payable	43,682	54,800	56,033
Deferred taxes	148,630	145,825	129,123
Other liabilities	60,263	57,702	63,536

Total Liabilities	7,208,481	7,288,848	6,593,454

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 52,139,989 at March 31, 2007; 52,080,419 at December 31, 2006; and 46,927,699 at March 31, 2006	104,219	104,161	93,855
Additional paid-in capital	347,471	345,840	232,215
Retained earnings	513,563	505,861	477,740
Accumulated other comprehensive loss, net of taxes of $(7,836); $(10,541); and $(10,361), respectively	(14,553)	(19,576)	(19,197)

Total Shareholders’ Equity	950,700	936,286	784,613

Total Liabilities and Shareholders’ Equity	$8,159,181	$8,225,134	$7,378,067

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31
	2007	2006
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$102,445	$91,364
Securities:
Taxable	15,465	10,847
Tax-exempt	387	176
Dividends	1,106	837
Short-term investments	1,124	738

Total interest income	120,527	103,962

Interest Expense:
Deposits:
Interest-bearing demand	16,398	10,617
Savings	1,113	622
Time	27,739	20,341
Short-term borrowings	3,782	2,718
FHLB borrowings	5,170	7,453
Long-term debt	3,277	2,474

Total interest expense	57,479	44,225

Net interest income	63,048	59,737
Provision for loan and lease losses	2,000	2,675

Net interest income, after provision for loan and lease losses	61,048	57,062

Noninterest Income:
Service charges on deposit accounts	6,475	5,055
Vehicle origination, servicing, and securitization fees	4,018	4,005
Asset management fees	4,611	4,768
Income from fiduciary-related activities	1,588	1,494
Commissions on brokerage, life insurance, and annuity sales	1,111	1,100
Commissions on property and casualty insurance sales	4,092	4,348
Income from bank-owned life insurance	2,659	2,168
Net gain on sale of loans and leases	4,051	3,292
Net gain (loss) on securities	61	(64)
Other	5,614	3,684

Total noninterest income	34,280	29,850

Noninterest Expenses:
Salaries and employee benefits	34,276	29,974
Occupancy	6,070	5,149
Furniture and equipment	2,897	2,485
Advertising and marketing	1,825	2,058
Amortization of intangible assets	623	425
Vehicle lease disposal	3,345	3,391
Other	15,811	17,475

Total noninterest expenses	64,847	60,957

Income before income taxes	30,481	25,955
Provision for income taxes	9,754	8,254

Net Income	$20,727	$17,701

Earnings per share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38
Cash dividends	$0.25	$0.24
Average shares outstanding:
Basic	52,097	46,874
Diluted	52,201	47,029

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands) Three months ended March 31,	2007	2006
Cash Flows from Operating Activities:
Net income	$20,727	$17,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,000	3,681
Provision for loan and lease losses	2,000	2,675
Realized (gain) loss on available-for-sale securities, net	(61)	64
Deferred income taxes	81	(735)
Gain on sale of loans and leases	(4,051)	(3,292)
Gain on sale of other real estate owned	(43)	(108)
Mortgage loans originated for sale	(27,123)	(17,934)
Proceeds from sale of mortgage loans originated for sale	26,721	18,695
Loans and leases originated/acquired for sale, net of payments received	(144,341)	(74,667)
Net proceeds from sale of loans and leases originated/acquired for sale	252,493	302,887
Increase in cash surrender value of bank-owned life insurance	(2,510)	(2,272)
Decrease (increase) in accrued interest receivable	778	(1,268)
Increase in accrued interest payable	2,502	1,225
(Decrease) increase in accrued expenses and taxes payable	(13,620)	4,972
Other, net	(18,920)	10,106

Net cash provided by operating activities	98,633	261,730

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	33,320	(1,643)
Activity in available-for-sale securities:
Sales	81,279	38,675
Maturities, repayments, and calls	89,682	7,747
Purchases	(201,123)	(108,336)
Net decrease (increase) in loans and leases	10,484	(103,403)
Cash flows received from retained interests	2,990	5,061
Proceeds from bank-owned life insurance	937	0
Purchase of bank-owned life insurance	0	235
Additions to premises and equipment	(2,335)	(2,983)

Net cash provided by (used in) investing activities	15,234	(164,647)

Cash Flows from Financing Activities:
Net increase in deposits	147,918	46,429
Net decrease in short-term borrowings	(145,665)	(113,698)
Net decrease in FHLB borrowings	(76,727)	(45,992)
Repayment of long-term debt	(3)	0
Proceeds from issuance of common stock	1,584	1,042
Tax benefit from exercise of stock options	105	237
Cash dividends paid	(13,025)	(11,251)

Net cash used in financing activities	(85,813)	(123,233)

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	28,054	(26,150)
Cash and cash equivalents at January 1	265,781	266,505

Cash and cash equivalents at March 31	$293,835	$240,355

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$54,977	$43,000
Income tax payments	$8,809	$3,594

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$3,507	$624
Interests retained in securitizations	$47,920	$53,253
Securities purchased, not settled	$11,225	$0
Securities sold, not settled	$10,060	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	46,853,193	$93,706	$231,085	$471,290	$(15,611)	$780,470

Comprehensive income:
Net income				17,701		17,701
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					(2,831)	(2,831)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					(139)	(139)
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940					(616)	(616)

Total comprehensive income						14,115

Common stock issued under employee benefit plans (including related tax benefit of $237)	74,506	149	1,130			1,279
Cash dividends declared ($0.24 per share)				(11,251)		(11,251)

Balance at March 31, 2006	46,927,699	$93,855	$232,215	$477,740	$(19,197)	$784,613

Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	$(19,576)	$936,286

Comprehensive income:
Net income				20,727		20,727
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment of $21					4,022	4,022
Change in unrealized gain on recorded interests in securitized assets, net of tax effect					981	981
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $(202)					20	20

Total comprehensive income						25,750

Common stock issued under employee benefit plans (including related tax benefit of $105)	59,570	58	1,631			1,689
Cash dividends declared ($0.25 per share)				(13,025)		(13,025)

Balance at March 31, 2007	52,139,989	$104,219	$347,471	$513,563	$(14,553)	$950,700

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The adjustments had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2007 and 2006.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 86 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Susquehanna is evaluating the impact of Statement 159 on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the entity has not yet issued financial statements for an interim period within that fiscal year. Susquehanna is evaluating the impact of Statement 157 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has not had a material impact on results of operations or financial condition. Disclosures required by this Statement are presented in Footnote 10.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition with regard to the recently created interest-only strip.

NOTE 2. Acquisitions

Community Banks, Inc.

On May 1, 2007, Susquehanna announced the signing of a definitive merger agreement pursuant to which Susquehanna will acquire Community Banks, Inc. in a stock and cash transaction valued at approximately $860,000. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock that they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. It is anticipated that the transaction will be completed during the fourth quarter of 2007, pending regulatory approvals, the approval of the shareholders of both Community and Susquehanna, and the satisfaction of other closing conditions.

Widmann, Siff & Co., Inc.

On April 23, 2007, Susquehanna announced that it had entered into an agreement to acquire the outstanding stock of Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff has more that $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. Under the agreement, the firm will become a subsidiary of Valley Forge Asset Management Corp. The acquisition is expected to be completed by the end of the second quarter, subject to regulatory approval and other closing conditions.

Minotola National Bank

On April 21, 2006, Susquehanna acquired Minotola National Bank in a stock and cash transaction valued at approximately $172,000. The acquisition of Minotola, with total assets of $607,000 and fourteen branch locations, has provided Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in Susquehanna’s consolidated financial statements.

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

The acquisition of Minotola was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	March 31, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury	$499	$498	$0	$0
U.S. Government agencies	463,245	462,428	512,192	509,872
State & municipal	36,274	36,055	27,369	27,141
Mortgage-backed	807,392	795,807	730,873	714,747
Other debt securities	72,306	72,309	72,368	72,282
Equities	68,733	68,765	73,393	73,378

	1,448,449	1,435,862	1,416,195	1,397,420
Held-to-maturity:
State & municipal	4,933	4,933	6,146	6,146

Total investment securities	$1,453,382	$1,440,795	$1,422,341	$1,403,566

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31, 2007	December 31, 2006
Commercial, financial, and agricultural	$1,028,770	$978,522
Real estate - construction	1,062,629	1,064,452
Real estate secured - residential	1,152,495	1,147,741
Real estate secured - commercial	1,553,882	1,577,534
Consumer	302,870	313,848
Leases	293,019	478,900

Total loans and leases	$5,393,665	$5,560,997

Leases held for sale (included in “Leases,” above)	$59,884	$226,637
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	$28,153	$17,473

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$291,533	$369,732
Estimated residual value of leases	45,822	172,477
Unearned income under lease contracts	(44,336)	(63,309)

Total leases	$293,019	$478,900

An analysis of impaired loans, as of March 31, 2007 and December 31, 2006, is as follows:

Impaired loans without a related reserve	$10,077	$11,468
Impaired loans with a reserve	8,001	8,620

Total impaired loans	$18,078	$20,088

Reserve for impaired loans	$2,212	$1,877

An analysis of impaired loans, for the three months ended March 31, 2007 and 2006, is as follows:

	Three Months Ended March 31,
	2007	2006
Average balance of impaired loans	$18,102	$3,692
Interest income on impaired loans (cash-basis)	2	35

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 5. Borrowings

Short-term borrowings were as follows:

	March 31, 2007	December 31, 2006
Securities sold under repurchase agreements	$256,279	$249,728
Federal funds purchased	0	150,000
Treasury tax and loan notes	20	2,236

Total short-term borrowings	$256,299	$401,964

Long-term debt was as follows:

Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Other	33	36
Junior subordinated notes callable 2007	22,106	22,244
Junior subordinated notes callable 2011	50,000	50,000

Total long-term debt	$222,139	$222,280

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006.

	For the three months ended March 31
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$20,727	52,097	$0.40	$17,701	46,874	$0.38

Effect of Diluted Securities:
Stock options and restricted shares outstanding		104			155

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$20,727	52,201	$0.40	$17,701	47,029	$0.38

For the three months ended March 31, 2007 and 2006, average options to purchase 1,342 and 1,033 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On February 28, 2007, Susquehanna’s Compensation Committee granted to directors and certain employees nonqualified stock options to purchase an aggregate of 589 shares of common stock with an exercise price of $24.26. In addition, the Committee awarded to certain employees 25 restricted shares with a grant-date fair value of $24.26.

The fair value of $4.08 for each of the 2007 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

2007
Volatility	20.59%
Expected dividend yield	4.00%
Expected term (in years)	6.5
Risk-free rate	4.44%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$1,082	$917	$26	$16	$138	$96
Interest cost	1,148	999	54	55	148	105
Expected return on plan assets	(1,759)	(1,468)	0	0	0	0
Amortization of prior service cost	7	(10)	31	31	28	12
Amortization of transition obligation (asset)	0	(17)	0	0	28	28
Amortization of net actuarial (gain) or loss	34	217	11	22	33	11

Net periodic benefit cost	$512	$638	$122	$124	$375	$252

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $122 to its pension plan and $328 to its other postretirement benefit plan in 2007. As of March 31, 2007, $31 of contributions have been made to its pension plans, and $62 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $91 to fund its pension plan in 2007 for a total of $122, and $266 to its other postretirement benefit plan for a total of $328.

NOTE 9. Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $28,199. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2007, the unrealized loss, net of taxes, recorded in other comprehensive income was insignificant.

Beginning in April 2006, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $266,866. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions were subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On February 8, 2007, the swaps were terminated. On February 14, 2007, the forecasted sales of auto leases occurred, and the $202 loss reported in accumulated other comprehensive income at December 31, 2006, was reclassified to gain on sale of loans and leases.

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in cash flow attributable to changes in the LIBOR swap rate. At March 31, 2007, the unrealized gain, net of taxes, recorded in other comprehensive income was $584.

The following table summarizes our derivative financial instruments at March 31, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$28,199	$(41)	One-month LIBOR	4.651% to 4.895%
25,000	326	Three-month LIBOR	3.935%
25,000	573	Three-month LIBOR	4.083%

$78,199	$858

NOTE 10. Uncertainty in Income Taxes

Susquehanna adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. There was no impact on Susquehanna’s financial position or results of operations as a result of the implementation of Interpretation No. 48. At the time of adoption, Susquehanna had $1,421 of unrecognized tax benefits, of which $1,208, if recognized, would affect the effective tax rate. The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Susquehanna had approximately $183 for the payment of interest and penalties accrued at January 1, 2007.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities for years before 2003. There is currently one state examination of Susquehanna’s tax returns in progress.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

Automobile Leases

2007 Transaction

In February 2007, Susquehanna securitized $300,414 of closed-end motor vehicle leases and recorded a pre-tax gain of $2,709 (which includes a loss recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $51,930 and included $7,774 in subordinated notes, $40,147 in equity certificates of the securitization trust, and a $4,009 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is January 14, 2013.

2006 Transaction

In March 2006, Susquehanna securitized $356,140 of closed-end motor vehicle leases and recorded a pre-tax gain of $1,937 (which includes a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $53,953 and included $10,482 in subordinated notes, $42,812 in equity certificates of the securitization trust, and a $659 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs are approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is February 14, 2012.

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

In this securitization, approximately 70.5% of the variable-rate loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $11,140, and its related fair value was considered to be de minimis.

Key economic assumptions used in measuring certain retained interests at the date of securitization were as follows:

	Gain Recognized	Weighted- average Life (in months)	Prepayment Speed		Expected Credit Losses	Annual Discount Rate	Annual Coupon Rate to Investors
Automobile Leases
2007 transaction	$2,709	19	2.00%-4.00%		0.05%	5.18%	5.25%-5.61%
2006 transaction	1,937	22	2.00%-4.00%		0.05%	5.28%	4.99%-5.58%

Home Equity Loans
2006 transaction	$8,225
Fixed-rate portion		56	10.00	*	0.10%	6.60%	30-day LIBOR+ 0.17% - 1.25%
Variable-rate portion		20	45.00	*	0.06	6.60	30-day LIBOR+ 0.15%
*Constant Prepayment Rate

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

			Loans and Leases Past Due		For the Three Months Ended March 31
	Principal Balance		30 Days or More		Net Credit Losses (Recoveries)
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	2007	2006
Loans and leases held in portfolio	$5,393,665	$5,560,997	$91,416	$98,242	$2,854	$2,390
Leases securitized	827,852	618,902	1,115	1,023	156	73
Home equity loans securitized	426,863	463,266	1,912	2,620	26	6
Leases serviced for others (1)	105,636	210,386	936	1,054	(9)	(17)

Total loans and leases serviced	$6,754,016	$6,853,551	$95,379	$102,939	$3,027	$2,452

(1)	Amounts at March 31, 2007 include agency arrangements. Amounts at December 31, 2006 include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

Automobile Leases	Three Months Ended March 31
	2007	2006
Proceeds from securitizations	$252,493	$302,887
Amounts derecognized	300,414	356,140
Servicing fees received	2,164	1,741
Other cash flows received from retained interests	2,990	5,061

Home Equity Loans	Three Months Ended March 31
	2007	2006
Additional draws conveyed to the trusts	$15,937	$13,437
Servicing fees received	462	271

There were no proceeds from securitizations, amounts derecognized, or cash flows received from retained interests for the three-month periods ended March 31, 2007, and March 31, 2006, relating to home equity loans.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2007 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

As of March 31, 2007

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$3,875	19	3.19%	0.05%	5.18%
Decline in fair value of 10% adverse change			$20	$21	$25
Decline in fair value of 20% adverse change			42	42	49

2006 transaction - Interest-Only Strip	$1,558	10	4.00%	0.05%	5.22%
Decline in fair value of 10% adverse change			$15	$12	$7
Decline in fair value of 20% adverse change			22	25	14

2005 transaction - Interest-Only Strip	$1,373	7	3.00%	0.05%	4.19%
Decline in fair value of 10% adverse change			$46	$3	$5
Decline in fair value of 20% adverse change			37	7	9

2004 revolving transaction - Interest-Only Strip	$193	12	3.00%	0.00%	5.22%
Decline in fair value of 10% adverse change			$0	$0	$1
Decline in fair value of 20% adverse change			1	0	2

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$11,812	44	10.00	0.04%	6.60%
Decline in fair value of 10% adverse change			$311	$33	$280
Decline in fair value of 20% adverse change			608	65	545

Variable-rate portion	$3,732	21	45.00	0.06%	6.60%
Decline in fair value of 10% adverse change			$300	$9	$64
Decline in fair value of 20% adverse change			560	18	126

2005 transaction - Interest-Only Strips	$8,027	20	45.00	0.06%	6.50%
Decline in fair value of 10% adverse change			$485	$13	$137
Decline in fair value of 20% adverse change			908	26	269

(1)	The annual discount rate used is derived from the interpolated swap rate based on the Treasury curve as of the settlement date.
(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann; and our ability to achieve our 2007 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Subsequent Events

Acquisitions

Community Banks, Inc.

On May 1, 2007, we announced the signing of a definitive merger agreement pursuant to which we will acquire Community Banks, Inc. in a stock and cash transaction valued at approximately $860.0 million. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock that they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. It is anticipated that the transaction will be completed during the fourth quarter of 2007, pending regulatory approvals, the approval of the shareholders of both Community and Susquehanna, and the satisfaction of other closing conditions.

Widmann, Siff & Co., Inc.

On April 23, 2007, we announced that we had entered into an agreement to acquire the outstanding stock of Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff has more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. Under the agreement, the firm will become a subsidiary of Valley Forge Asset Management Corp. The acquisition is expected to be completed by the end of the second quarter, subject to regulatory approval and other closing conditions.

Executive Commentary

Sub-Prime Mortgage Lending

We have noted that there has been significant turmoil in the sub-prime mortgage market. Susquehanna Mortgage Corporation, a subsidiary of Susquehanna Bank, has originated only a small volume of sub-prime mortgages for sale in the secondary market. Each loan sold was processed in strict conformance with investor guidelines and underwritten by the purchasing investor. Our contract was structured as “no recourse,” thus avoiding buy-back requests for underwriting conformity or loan performance. Accordingly, we believe, based on our contract structure, that our sub-prime exposure is immaterial. Going forward, we will not be originating sub-prime mortgages for sale in the secondary market. We will, however, continue to offer expanded-criteria loans with “no recourse” through our normal secondary market channels.

Updated Financial Goals for 2007

As a result of better than expected financial results at Hann for the first quarter of 2007, positive results during the first quarter of 2007 relating to our efforts to grow our deposit base, and continued consumer sensitivity to interest rates that has impacted our deposit mix, we are updating our previously published financial goals for 2007 as follows:

	Previously Published Goal	Updated Goal
Net interest margin	3.75%	3.67%
Loan growth (adjusted for securitizations)	10.0%	10.0%
Deposit growth	7.0%	8.0%
Noninterest income growth	3.0%	3.0%
Noninterest expense growth	3.0%	2.0%
Tax rate	32.0%	32.0%

These financial goals include $7.7 million of securitization gains. The timing and amount of gain associated with these events is difficult to predict; consequently, quarterly earnings will fluctuate.

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

The acquisition of Minotola was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Results of Operations

Summary of 2007 Compared to 2006

Net income for the first quarter of 2007 was $20.7 million, an increase of $3.0 million, or 17.1%, over net income of $17.7 million for the first quarter of 2006. Net interest income increased 5.5%, to $63.0 million for the first quarter of 2007, from $59.7 million for the first quarter of 2006. Noninterest income increased 14.8%, to $34.3 million for the first quarter of 2007, from $29.9 million for the first quarter of 2006. Noninterest expenses increased 6.4%, to $64.8 million for the first quarter of 2007, from $61.0 million for the first quarter of 2006.

Additional information is as follows:

	Three Months Ended March 31,
	2007	2006
Diluted Earnings per Share	$0.40	$0.38
Return on Average Assets	1.03%	0.96%
Return on Average Equity	8.95%	9.19%
Return on Average Tangible Equity (1)	14.71%	13.83%
Efficiency Ratio	66.11%	67.67%
Efficiency Ratio excluding Hann (1)	63.66%	61.88%
Net Interest Margin	3.67%	3.76%

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

	Three Months Ended March 31,
	2007	2006
Return on average equity (GAAP basis)	8.95%	9.19%
Effect of excluding average intangible assets and related amortization	5.76%	4.64%
Return on average tangible equity	14.71%	13.83%

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

	Three Months Ended March 31,
	2007	2006
Efficiency ratio (GAAP basis)	66.11%	67.67%
Effect of excluding Hann	2.45%	5.79%
Efficiency ratio excluding Hann	63.66%	61.88%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended March 31, 2007			For the Three-Month Period Ended March 31, 2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$82,594	$1,124	5.52	$72,452	$738	4.13
Investment securities:
Taxable	1,428,770	16,571	4.70	1,174,068	11,685	4.04
Tax-advantaged	37,780	596	6.40	17,744	269	6.15

Total investment securities	1,466,550	17,167	4.75	1,191,812	11,954	4.07

Loans and leases, (net):
Taxable	5,412,903	101,406	7.60	5,168,004	90,616	7.11
Tax-advantaged	85,133	1,598	7.61	69,022	1,151	6.76

Total loans and leases	5,498,036	103,004	7.60	5,237,026	91,767	7.11

Total interest-earning assets	7,047,180	$121,295	6.98	6,501,290	$104,459	6.52

Allowance for loan and lease losses	(62,691)			(54,388)
Other non-earning assets	1,209,677			996,407

Total assets	$8,194,166			$7,443,309

Liabilities
Deposits:
Interest-bearing demand	$2,076,371	$16,398	3.20	$1,745,682	$10,617	2.47
Savings	472,418	1,113	0.96	450,149	622	0.56
Time	2,460,477	27,739	4.57	2,209,693	20,341	3.73
Short-term borrowings	340,827	3,782	4.50	307,122	2,718	3.59
FHLB borrowings	542,568	5,170	3.86	692,962	7,453	4.36
Long-term debt	222,229	3,277	5.98	172,732	2,474	5.81

Total interest-bearing liabilities	6,114,890	$57,479	3.81	5,578,340	$44,225	3.22

Demand deposits	906,701			869,721
Other liabilities	233,642			214,100

Total liabilities	7,255,233			6,662,161
Equity	938,933			781,148

Total liabilities and shareholders’ equity	$8,194,166			$7,443,309

Net interest income / yield on average earning assets		$63,816	3.67		$60,234	3.76

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $63.0 million for the first quarter of 2007, as compared to $59.7 million for the same period in 2006. Net interest income as a percentage of net interest income plus noninterest income was 64.8% for the quarter ended March 31, 2007, and 66.7% for the quarter ended March 31, 2006.

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

The $3.3 million increase in our net interest income for the first quarter of 2007, as compared to the first quarter of 2006, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Minotola National Bank on April 21, 2006. Our net interest margin, however, declined from 3.76% for the first quarter of 2006, to 3.67% for the first quarter of 2007. This decrease in net interest margin was primarily due to a 59 basis point increase in rates paid on average interest-bearing liabilities, as businesses and consumers have become more rate-driven on the deposit side in the higher interest-rate environment. The 59 basis point increase was partially offset by a 46 basis point increase in yields on average interest-earning assets.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.0 million for the first quarter of 2007, and $2.7 million for the first quarter of 2006. Among other factors, this $0.7 million decrease in the provision was due to the reduction in the loan and lease portfolio resulting in lower loan and leases balances at March 31, 2007.

The allowance for loan and lease losses was 1.15% of period-end loans and leases, or $61.8 million at March 31, 2007; 1.13% of period-end loans and leases, or $62.6 million, at December 31, 2006; and 1.07% of period-end loans and leases, or $54.0 million, at March 31, 2006.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at March 31, 2007. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at March 31, 2007.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2 - Allowance for Loan and Lease Losses

		Three Months Ended March 31,
		2007	2006
Balance - Beginning of period		$62,643	$53,714
Additions charged to operating expenses		2,000	2,675

		64,643	56,389

Charge-offs		(3,604)	(3,525)
Recoveries		750	1,135

Net charge-offs		(2,854)	(2,390)

Balance - Period end		$61,789	$53,999

Net charge-offs as a percent of average loans and leases (annualized)		0.21%	0.19%
Allowance as a percent of period-end loans and leases		1.15%	1.07%

Average loans and leases		$5,498,036	$5,237,026
Period-end loans and leases		5,393,665	5,042,755

TABLE 3 - Risk Assets

	March 31, 2007	December 31, 2006	March 31, 2006
Nonperforming assets:
Nonaccrual loans and leases	$29,372	$30,325	$16,355
Restructured loans	2,117	5,376	2,393
Other real estate owned	3,962	1,544	2,596

Total nonperforming assets	$35,451	$37,245	$21,344

As a percent of period-end loans and leases plus other real estate owned	0.66%	0.67%	0.42%
Coverage ratio	196.22%	175.47%	288.03%
Loans and leases contractually past due 90 days and still accruing	$6,877	$9,364	$6,100

Noninterest Income

First Quarter 2007 Compared to First Quarter 2006

Noninterest income, as a percentage of net interest income plus noninterest income, was 35.2% for the first quarter of 2007, and 33.3% for the first quarter of 2006.

Noninterest income increased $4.4 million, or 14.8%, for the first quarter of 2007, over the first quarter of 2006. This net increase was composed primarily of the following:

•	Increased service charges on deposit accounts of $1.4 million;

•	Increased gains on the sales of loans and leases of $0.8 million; and

•	Increased other income of $1.9 million.

Service charges on deposit accounts. The 28.1% increase was the result of improvements initiated in the second quarter of 2006 relating to the processing of customer overdrafts and the inclusion of Minotola operations for the first quarter of 2007.

Gains on sales of loans and leases. The increase primarily was due to a larger gain being recognized in the 2007 lease securitization transaction than in the 2006 lease securitization transaction as a result of increased spreads between the yield on the leases securitized and the rates paid to investors in the 2007 transaction.

Other income. The 52.4% increase was primarily the result of the inclusion of Minotola operations for the first quarter of 2007, most notably the merchant services division which contributed $0.5 million to other income. Furthermore, approximately $0.8 million can be attributed to increased net servicing fees related to our two home-equity-loan securitizations.

Noninterest Expenses

First Quarter 2007 Compared to First Quarter 2006

Noninterest expenses increased $3.8 million, or 6.4%, from $61.0 million for the first quarter of 2006, to $64.8 million for the first quarter of 2007. This net increase was composed primarily of the following:

•	Increased salaries and employee benefits of $4.3 million;

•	Increased occupancy expense of $0.9 million; and

•	Decreased other expenses of $1.7 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 14.4% for the first quarter of 2007, as compared to the first quarter of 2006. This increase was primarily the result of the inclusion of Minotola operations for the first quarter of 2007, normal annual salary increases, and higher benefit costs.

In addition, compensation expense relating to grants of options and restricted stock was $1.0 million for the first quarter of 2007, and $0.1 million for the first quarter of 2006. This increase is mainly due to an increase in the number of grants in 2007. Stock option grants for 2007 totaled 0.6 million, and for 2006 stock option grants totaled 0.3 million. Also, share-based compensation expense of $0.3 million relating to grants in 2006 to retirement eligible individuals was not recorded until the second quarter of 2006. For the first quarter of 2007, the $1.0 million in share-based compensation expense includes $0.8 million relating to grants in 2007 to retirement eligible individuals.

Occupancy. The 17.9% increase primarily was the result of the inclusion of Minotola operations for the first quarter of 2007.

Other expense. The 9.5% decrease primarily was due to the elimination of monthly rental expense as a result of a termination of the sale-leaseback transaction on January 12, 2007, which is described below under the heading “Financial Condition – Loans and Leases.”

Income Taxes

Our effective tax rate for the first quarter of 2007 was 32.0%. Our effective tax rate for the first quarter of 2006 was 31.8%.

Financial Condition

Summary of March 31, 2007 Compared to December 31, 2006

Total assets at March 31, 2007 were $8.2 billion, a slight decrease of 0.8%, as compared to total assets at December 31, 2006. Loans and leases decreased to $5.4 billion at March 31, 2007, from $5.6 billion at December 31, 2006. Total deposits increased to $6.0 billion at March 31, 2007, from $5.9 billion at December 31, 2006. Equity capital was $950.7 million at March 31, 2007, or $18.23 per share, compared to $936.3 million, or $17.98 per share, at December 31, 2006.

Loans and Leases

On January 12, 2007, we exercised an early buyout option associated with Hann’s sale-leaseback transaction. As a result, Hann acquired approximately $78.4 million of beneficial interests in automobile leases and related vehicles. A significant portion of these automobile leases and related vehicles were sold to our banking subsidiaries and subsequently included in the February 2007 vehicle lease securitization transaction.

Risk Assets

Table 3 shows a decrease in non-accrual loans and leases, from $30.3 million at December 31, 2006, to $29.4 million at March 31, 2007. Restructured loans decreased from $5.4 million at December 31, 2006, to $2.1 million at March 31, 2007. As a result, the percentage of loan and lease loss reserves to non-performing loans and leases (coverage ratio) increased from 175% at December 31, 2006, to 196% at March 31, 2007. Loans and leases past due 90-days and still accruing also decreased, from $9.4 million at December 31, 2006, to $6.9 million at March 31, 2007.

The decrease in non-accrual and past-due-90-days loans and leases reflects a net change in the loan and lease portfolio that occurred during the normal course of business. Also, during the first quarter of 2007, a loan included in restructured debt at December 31, 2006, was reclassified to performing status since it was current and expected to perform in accordance with the modified terms.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in February 2007, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $47.9 million, representing notes and equity certificates of the issuer.

Deposits

While total deposits increased 2.5%, from $5.9 billion at December 31, 2006, to $6.0 billion at March 31, 2007, noninterest-bearing deposits decreased 5.7%, from $959.7 million at December 31, 2006, to $905.4 million at March 31, 2007. Interest-bearing demand deposits increased by 7.3%, from $2.0 billion at December 31, 2006, to $2.2 billion at March 31, 2007. If this trend continues in 2007, we anticipate that our net interest margin will be negatively impacted in future quarters.

Borrowings

Federal funds purchased decreased $145.7 million, from December 31, 2006 to March 31, 2007, and FHLB borrowings decreased $76.7 million for the same time period. These decreases are the result of our using some of the proceeds from the February 2007 securitization transaction to pay down debt.

Capital Adequacy

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off-balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The minimum Tier 1 capital ratio is 4%; our ratio at March 31, 2007, was 9.53%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at March 31, 2007, was 12.50%. The minimum leverage ratio is 4%; our leverage ratio at March 31, 2007, was 8.67%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of March 31, 2007	As of March 31, 2006
	(dollars in thousands)
Lease Securitization Transactions*	$827,852	$867,626
Home Equity Loan Securitization Transactions*	426,863	203,265
Agency Arrangements and Lease Sales*	105,636	391,926
Sale-Leaseback Transaction*	0	90,307
Leases and Loans Held in Portfolio	5,393,665	5,042,755

Total Leases and Loans Serviced	$6,754,016	$6,595,879

*	Off-balance-sheet

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

For additional information concerning the accounting policies for initially measuring interest-only strips, the characteristics of securitization transactions, including the gain or loss from sale, the key assumptions used in measuring the fair value of the interest-only strips, and descriptions of prior years’ securitization transactions, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006:

•	“Securitizations and Off-Balance-Sheet Financings” on pages 52 through 59;

•

“Note 1. Summary of Significant Accounting Policies” under the captions Asset Securitizations and Servicing Fees under Securitization Transactions, the Sale-Leaseback Transaction, Agency Agreements and Lease Sales on pages 79 and 80; and

•	“Note 20. Securitization Activity” on pages 108 through 113.

Also see “Note 11. Securitization Activity” to the financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary of the 2007 Securitization Transaction

In February 2007, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2007 transaction”). In connection with the 2007 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE, a “Transferor” and collectively, the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $300.4 million in automobile leases and the related vehicles to the Transferors. However, the transaction documents for the 2007 transaction provide, among other things, that any assets that failed to meet the eligibility requirements when transferred by the applicable Sponsor Subsidiary must be repurchased by such Sponsor Subsidiary. Each Transferor sold and contributed the portfolio acquired from the related Sponsor Subsidiary to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned pro rata by the Transferors (based on the value of the portfolio conveyed by each Transferor to the Issuer). The Transferors financed the purchases of the beneficial interests from the Sponsor Subsidiaries primarily through the issuance by the Issuer of $260.3 million of fixed-rate asset-backed notes to third-party investors. The Issuer also issued an additional $7.8 million of notes, which have been retained pro rata by the Transferors in the same ratio as the Transferors retain the equity interests of the Issuer.

The gain recognized in this transaction was $2.7 million. The initial interest-only strip recognized in this transaction was $4.0 million.

Sale-Leaseback Transaction

In December 2000, Hann sold and contributed the beneficial interest in $190 million of automobiles and related auto leases owned by the Origination Trust to a wholly owned special purpose subsidiary (the “Lessee”). The Lessee sold such beneficial interests to a lessor (the “Lessor”), and the Lessor in turn leased the beneficial interests in the automobiles and auto leases back to the Lessee under a Master Lease Agreement that had an eight-year term. For accounting purposes, the sale-leaseback transaction between the Lessee and the Lessor was treated as a sale and an operating lease and qualified as a sale and leaseback under FAS No. 13.

During the third quarter of 2006, we notified the Lessor of our intention to exercise the early buyout option, and the transaction was terminated January 12, 2007. The early buyout option price was $93.7 million and was comprised of $78.4 million of beneficial interests in automobile leases and related vehicles and payment of $15.3 million in cash, which had been recognized in other operating expense in prior years. A significant portion of the automobile leases and related vehicles that Hann acquired in conjunction with the early buyout option were sold to our banking subsidiaries and included in the vehicle lease securitization transaction that closed February 14, 2007.

Item 3.	Quantitative a nd Qualitative Disclosures About Market Risk.

The types of market risk exposures generally faced by banking entities include equity market price risk, liquidity risk, interest rate risk, foreign currency risk, and commodity price risk.

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. However, in addition to general banking risks, we have other risks that are related to vehicle leasing, asset securitizations, and off-balance sheet financing that are also discussed above.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2007, our bank subsidiaries had approximately $736.2 million available to them under collateralized lines of credit with various FHLBs; and approximately $503.9 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $112.1 million at March 31, 2007 and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). In February 2007, we entered into a term securitization transaction of leases and related vehicles. The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. Net proceeds from this transaction totaled $252.5 million.

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

Derivative Financial Instruments and Hedging Activities

Beginning in April 2006, we entered into amortizing interest rate swaps with an aggregate total of $266.9 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. This transaction is subject to FAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.” On February 8, 2007, the swaps were terminated. On February 14, 2007, the forecasted sale of auto leases occurred, and the $0.2 million loss reported in other comprehensive income at December 31, 2006, was reclassified to gain on sale of loans and leases.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At March 31, 2007, the unrealized gain, net of taxes, recorded in other comprehensive income totaled $0.6 million.

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate notional amount of $28.2 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2007, the unrealized loss, net of taxes, recorded in other comprehensive income was insignificant.

The following table summarizes our derivative financial instruments as of March 31, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
	(dollars in thousands)
$28,199	$(41)	One-month LIBOR	4.651% to 4.895%
25,000	326	Three-month LIBOR	3.935%
25,000	573	Three-month LIBOR	4.083%

$78,199	$858

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

Item 4.	Controls a nd Procedures.

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

(b)	Change in Internal Control Over Financial Reporting

No change in Susquehanna’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Susquehanna’s internal control over financial reporting.

P ART II—OTHER INFORMATION

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Second Amendment to Employment Agreement, dated February 26, 2007, by and among Susquehanna Bancshares, Inc., Valley Forge Asset Management Corp. and Bernard A. Francis, Jr. is attached hereto as Exhibit 10.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 9, 2007	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

May 9, 2007	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Second Amendment to Employment Agreement, dated February 26, 2007, by and among Susquehanna Bancshares, Inc., Valley Forge Asset Management Corp. and Bernard A. Francis, Jr. is attached hereto as Exhibit 10.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications