Form 10-Q
period 2007-06-30
SUSQUEHANNA BANCSHARES INC
filed 2007-08-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 52,202,046 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30 2007 (unaudited)	December 31 2006	June 30 2006 (unaudited)
	(in thousands, except share data)
Assets
Cash and due from banks	$198,899	$194,785	$203,151
Unrestricted short-term investments	99,634	70,996	48,551

Cash and cash equivalents	298,533	265,781	251,702
Restricted short-term investments	214	33,533	29,086
Securities available for sale	1,406,342	1,397,420	1,250,948
Securities held to maturity (fair values approximate $4,887; $6,146; and $6,261)	4,887	6,146	6,261
Loans and leases, net of unearned income	5,574,858	5,560,997	5,743,859
Less: Allowance for loan and lease losses	61,871	62,643	60,138

Net loans and leases	5,512,987	5,498,354	5,683,721

Premises and equipment, net	107,334	106,305	106,410
Foreclosed assets	4,587	1,544	2,530
Accrued income receivable	32,075	31,044	28,869
Bank-owned life insurance	267,788	264,398	259,502
Goodwill	338,284	335,005	332,095
Intangible assets with finite lives	17,846	19,092	20,641
Investment in and receivables from unconsolidated entities	161,445	121,663	147,317
Other assets	161,287	144,849	137,083

Total Assets	$8,313,609	$8,225,134	$8,256,165

Liabilities and Shareholders' Equity
Deposits:
Demand	$911,383	$959,654	$1,019,976
Interest-bearing demand	2,126,459	2,004,596	1,839,089
Savings	445,333	477,447	540,011
Time	1,592,165	1,528,298	1,646,010
Time of $100 or more	903,941	907,594	872,225

Total deposits	5,979,281	5,877,589	5,917,311
Short-term borrowings	440,672	401,964	360,430
FHLB borrowings	460,034	528,688	621,949
Long-term debt	150,031	150,036	150,041
Junior subordinated debentures	72,004	72,244	72,515
Accrued interest, taxes, and expenses payable	36,394	54,800	61,919
Deferred taxes	146,485	145,825	122,132
Other liabilities	83,568	57,702	44,939

Total Liabilities	7,368,469	7,288,848	7,351,236

Shareholders' equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 52,202,046 at June 30, 2007; 52,080,419 at December 31, 2006; and 51,798,970 at June 30, 2006	104,343	104,161	103,598
Additional paid-in capital	348,897	345,840	339,796
Retained earnings	510,344	505,861	484,659
Accumulated other comprehensive loss, net of taxes of $(9,931); $(10,541); and $(12,451), respectively	(18,444)	(19,576)	(23,124)

Total Shareholders' Equity	945,140	936,286	904,929

Total Liabilities and Shareholders' Equity	$8,313,609	$8,225,134	$8,256,165

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$102,795	$100,796	$205,240	$192,160
Securities:
Taxable	15,571	12,549	31,036	23,396
Tax-exempt	426	187	812	363
Dividends	985	914	2,092	1,751
Short-term investments	1,268	847	2,392	1,585

Total interest income	121,045	115,293	241,572	219,255

Interest Expense:
Deposits:
Interest-bearing demand	16,466	12,243	32,864	22,860
Savings	940	1,324	2,053	1,946
Time	28,947	23,975	56,686	44,314
Short-term borrowings	3,990	2,970	7,772	5,688
FHLB borrowings	3,960	5,559	9,129	13,012
Long-term debt	3,305	3,113	6,583	5,588

Total interest expense	57,608	49,184	115,087	93,408

Net interest income	63,437	66,109	126,485	125,847
Provision for loan and lease losses	1,933	1,275	3,933	3,950

Net interest income, after provision for loan and lease losses	61,504	64,834	122,552	121,897

Noninterest Income:
Service charges on deposit accounts	7,181	6,592	13,656	11,648
Vehicle origination, servicing, and securitization fees	3,888	5,150	7,906	9,155
Asset management fees	4,792	4,633	9,403	9,401
Income from fiduciary-related activities	1,755	1,531	3,343	3,025
Commissions on brokerage, life insurance, and annuity sales	1,567	1,147	2,678	2,247
Commissions on property and casualty insurance sales	2,941	2,762	7,033	7,109
Income from bank-owned life insurance	2,641	2,615	5,299	4,784
Net gain on sale of loans and leases	1,474	2,014	5,525	5,307
Net realized loss on securities	(11,801)	(20)	(11,740)	(84)
Other	4,713	5,654	10,328	9,337

Total noninterest income	19,151	32,078	53,431	61,929

Noninterest Expenses:
Salaries and employee benefits	34,840	32,531	69,116	62,505
Occupancy	5,703	5,135	11,774	10,284
Furniture and equipment	2,912	2,821	5,809	5,306
Advertising and marketing	2,808	3,764	4,633	5,822
Amortization of intangible assets	623	546	1,246	971
Vehicle lease disposal	2,834	3,478	6,179	6,869
Other	17,622	20,119	33,433	37,597

Total noninterest expenses	67,342	68,394	132,190	129,354

Income before income taxes	13,313	28,518	43,793	54,472
Provision for income taxes	3,495	9,178	13,249	17,431

Net Income	$9,818	$19,340	$30,544	$37,041

Earnings per share:
Basic	$0.19	$0.38	$0.59	$0.76
Diluted	$0.19	$0.38	$0.59	$0.76
Cash dividends	$0.25	$0.24	$0.50	$0.48
Average shares outstanding:
Basic	52,124	50,697	52,111	48,796
Diluted	52,197	50,820	52,198	48,938

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)
Six months ended June 30,	2007	2006
Cash Flows from Operating Activities:
Net income	$30,544	$37,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,213	7,761
Provision for loan and lease losses	3,933	3,950
Realized loss on available-for-sale securities, net	11,740	84
Deferred income taxes	46	(703)
Gain on sale of loans and leases	(5,525)	(5,307)
Gain on sale of other real estate owned	(99)	(86)
Mortgage loans originated for sale	(51,077)	(46,732)
Proceeds from sale of mortgage loans originated for sale	52,754	46,630
Loans and leases originated/acquired for sale, net of payments received	(221,918)	(183,845)
Net proceeds from sale of loans and leases originated/acquired for sale	252,493	302,887
Increase in cash surrender value of bank-owned life insurance	(4,828)	(4,784)
Increase in accrued interest receivable	(1,031)	(2,445)
Increase in accrued interest payable	1,612	302
(Decrease) increase in accrued expenses and taxes payable	(20,018)	10,150
Other, net	(12,982)	(16,635)

Net cash provided by operating activities	43,857	148,268

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	33,319	(2,750)
Activity in available-for-sale securities:
Sales	331,384	92,763
Maturities, repayments, and calls	158,338	41,621
Purchases	(489,911)	(193,179)
Net increase in loans and leases	(96,157)	(212,836)
Cash flows received from retained interests	7,893	12,837
Proceeds from bank-owned life insurance	1,438	2,571
Acquisitions, net of cash and cash equivalents acquired	0	(15,379)
Additions to premises and equipment	(6,328)	(7,688)

Net cash used in investing activities	(60,024)	(282,040)

Cash Flows from Financing Activities:
Net increase in deposits	101,692	82,997
Net increase in short-term borrowings	38,708	52,907
Net decrease in FHLB borrowings	(68,654)	(46,717)
Repayment of long-term debt	(5)	0
Proceeds from issuance of junior subordinated debentures	0	50,000
Proceeds from issuance of common stock	3,091	3,118
Tax benefit from exercise of stock options	148	336
Cash dividends paid	(26,061)	(23,672)

Net cash provided by financing activities	48,919	118,969

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Net change in cash and cash equivalents	32,752	(14,803)
Cash and cash equivalents at January 1	265,781	266,505

Cash and cash equivalents at June 30	$298,533	$251,702

Supplemental Disclosure of Cash Flow Information

Cash paid for interest on deposits and borrowings	$113,475	$93,106
Income tax payments	$15,103	$6,958

Supplemental Schedule of Noncash Investing Activities

Real estate acquired in settlement of loans	$4,933	$1,024
Interests retained in securitizations	$47,920	$53,665
Securities purchased, not settled	$20,107	$0
Acquisition of Minotola National Bank:
Common stock issued	$0	$115,149
Fair value of assets acquired (noncash)	$0	$653,339
Liabilities assumed	$0	$522,811

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	46,853,193	$93,706	$231,085	$471,290	$(15,611)	$780,470

Comprehensive income:
Net income				37,041		37,041
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					(8,302)	(8,302)
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					999	999
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940					(210)	(210)

Total comprehensive income						29,528

Common stock issued in acquisition	4,797,870	9,596	105,553			115,149
Common stock issued under employee benefit plans (including related tax benefit of $336)	147,907	296	3,158			3,454
Cash dividends declared ($0.48 per share)				(23,672)		(23,672)

Balance at June 30, 2006	51,798,970	$103,598	$339,796	$484,659	$(23,124)	$904,929

Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	$(19,576)	$936,286

Comprehensive income:
Net income				30,544		30,544
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment of $7,671					(51)	(51)
Change in unrealized gain on recorded interests in securitized assets, net of tax effect					715	715
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $(202)					468	468

Total comprehensive income						31,676

Common stock issued under employee benefit plans (including related tax benefit of $148)	121,627	182	3,057			3,239
Cash dividends declared ($0.50 per share)				(26,061)		(26,061)

Balance at June 30, 2007	52,202,046	$104,343	$348,897	$510,344	$(18,444)	$945,140

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The reclassifications had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2007 and 2006.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 86 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Susquehanna is evaluating the impact of Statement 159 on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, "Fair Value Measurements." Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Susquehanna is evaluating the impact of Statement 157 on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities are to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and is currently evaluating the impact of Issue 06-4 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Tax Positions." This interpretation clarifies the application of FAS No. 109, "Accounting for Income Taxes," by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has not had a material impact on results of operations or financial condition. Disclosures required by this Statement are presented in Footnote 10.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except as noted and per share data)

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets." Statement 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 was effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that began after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments," which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that began after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition with regard to the recently created interest-only strip.

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

During the fourth quarter of 2007, Susquehanna anticipates offering approximately $100,000 in trust preferred securities in order to finance the cash portion of the merger consideration to be paid to Community shareholders. The exact terms of the trust preferred securities will not be determined until shortly before the offering is to be consummated.

Widmann, Siff & Co., Inc.

On April 23, 2007, Susquehanna announced that it had entered into an agreement to acquire the outstanding stock of Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff has more that $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. Under the agreement, the firm will become a subsidiary of Valley Forge Asset Management Corp. The acquisition was completed on August 1, 2007 and was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations."

Minotola National Bank

On April 21, 2006, Susquehanna acquired Minotola National Bank in a stock and cash transaction valued at approximately $172,000. The acquisition of Minotola, with total assets of $607,000 and fourteen branch locations, has provided Susquehanna with an opportunity to expand its franchise into high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in Susquehanna's consolidated financial statements.

As part of the Minotola acquisition, Susquehanna recorded a $5,514 addition to the allowance for loan and lease losses. Susquehanna evaluated Minotola's loan portfolio at the time of acquisition and did not identify any impaired loans as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Therefore, as required by FAS No. 141, “Business Combinations,” Susquehanna recorded Minotola's loan portfolio at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management's evaluation of FAS No. 5, “Accounting for Contingencies.”

The acquisition of Minotola was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized costs and fair values of securities were as follows:

	June 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$507,066	$504,553	$512,192	$509,872
State & municipal	36,888	35,795	27,369	27,141
Mortgage-backed	737,761	723,036	730,873	714,747
Other debt securities	72,317	72,130	72,368	72,282
Equities	71,164	70,828	73,393	73,378

	1,425,196	1,406,342	1,416,195	1,397,420
Held-to-maturity:
State & municipal	4,887	4,887	6,146	6,146

Total investment securities	$1,430,083	$1,411,229	$1,422,341	$1,403,566

The gross realized gains and gross realized losses on investment securities transactions are summarized below:

Available- for-Sale
For the three months ended June 30, 2007
Gross gains	$13
Gross losses	(11,814)

Net losses	$(11,801)

For the three months ended June 30, 2006
Gross gains	$826
Gross losses	(846)

Net losses	$(20)

For the six months ended June 30, 2007
Gross gains	$94
Gross losses	(11,834)

Net losses	$(11,740)

For the six months ended June 30, 2006
Gross gains	$900
Gross losses	(984)

Net losses	$(84)

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	June 30, 2007	December 31, 2006
Commercial, financial, and agricultural	$1,090,241	$978,522
Real estate—construction	1,069,309	1,064,452
Real estate secured—residential	1,206,891	1,147,741
Real estate secured—commercial	1,559,283	1,577,534
Consumer	297,429	313,848
Leases	351,705	478,900

Total loans and leases	$5,574,858	$5,560,997

Leases held for sale (included in “Leases,” above)	$123,527	$226,637
Home equity line of credit loans held for sale (included in “Real estate secured—residential,” above)	$42,087	$17,473

The net investment in direct financing leases was as follows:

Minimum lease payments receivable	$313,318	$369,732
Estimated residual value of leases	90,821	172,477
Unearned income under lease contracts	(52,434)	(63,309)

Total leases	$351,705	$478,900

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

An analysis of impaired loans, as of June 30, 2007 and December 31, 2006, is as follows:

Impaired loans without a related reserve	$6,376	$11,468
Impaired loans with a reserve	14,157	8,620

Total impaired loans	$20,533	$20,088

Reserve for impaired loans	$3,827	$1,877

An analysis of impaired loans, for the three months and six months ended June 30, 2007 and 2006, is as follows:

	Three Months Ended June 30,
	2007	2006
Average balance of impaired loans	$19,629	$3,840
Interest income on impaired loans (cash-basis)	2	36

	Six Months Ended June 30,
	2007	2006
Average balance of impaired loans	$18,866	$3,766
Interest income on impaired loans (cash-basis)	4	71

NOTE 5. Borrowings

Short-term borrowings were as follows:

	June 30, 2007	December 31, 2006
Securities sold under repurchase agreements	$266,170	$249,728
Federal funds purchased	172,700	150,000
Treasury tax and loan notes	1,802	2,236

Total short-term borrowings	$440,672	$401,964

Long-term debt was as follows:

Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Other	31	36
Junior subordinated notes callable 2007	22,004	22,244
Junior subordinated notes callable 2011	50,000	50,000

Total long-term debt	$222,035	$222,280

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006.

	For the three months ended June 30
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$9,818	52,124	$0.19	$19,340	50,697	$0.38

Effect of Diluted Securities:
Stock options and restricted shares outstanding		73			123

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$9,818	52,197	$0.19	$19,340	50,820	$0.38

For the three months ended June 30, 2007 and 2006, average options to purchase 1,660 and 1,209 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents under FAS No. 123(R) were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	For the six months ended June 30
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$30,544	52,111	$0.59	$37,041	48,796	$0.76
Effect of Diluted Securities:
Stock options and restricted shares outstanding		87			142

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$30,544	52,198	$0.59	$37,041	48,938	$0.76

For the six months ended June 30, 2007 and 2006, average options to purchase 1,660 and 1,000 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On February 28, 2007, Susquehanna's Compensation Committee granted to directors and certain employees nonqualified stock options to purchase an aggregate of 589 shares of common stock with an exercise price of $24.26. In addition, the Committee awarded to certain employees an aggregate of 25 restricted shares with a grant-date fair value of $24.26.

The fair value of $4.08 for each of the 2007 options and $4.24 for each of the 2006 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2007	2006
Volatility	20.59%	21.44%
Expected dividend yield	4.00%	3.80%
Expected term (in years)	6.5	6.0
Risk-free rate	4.44%	4.30%

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$1,082	$1,029	$26	$16	$138	$106
Interest cost	1,148	1,047	54	55	148	110
Expected return on plan assets	(1,759)	(1,538)	0	0	0	0
Amortization of prior service cost	7	(10)	31	31	28	20
Amortization of transition obligation (asset)	0	(17)	0	0	28	28
Amortization of net actuarial (gain) or loss	34	217	11	22	33	11

Net periodic benefit cost	$512	$728	$122	$124	$375	$275

	Six months ended June 30
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$2,164	$1,946	$52	$32	$276	$202
Interest cost	2,296	2,046	108	110	296	215
Expected return on plan assets	(3,518)	(3,006)	0	0	0	0
Amortization of prior service cost	14	(20)	62	62	56	32
Amortization of transition obligation (asset)	0	(34)	0	0	56	56
Amortization of net actuarial (gain) or loss	68	434	22	44	66	22

Net periodic benefit cost	$1,024	$1,366	$244	$248	$750	$527

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $122 to its pension plan and $328 to its other postretirement benefit plan in 2007. As of June 30, 2007, $61 of contributions have been made to its pension plans, and $132 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $61 to fund its pension plan in 2007 for a total of $122, and $196 to its other postretirement benefit plan for a total of $328.

NOTE 9. Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $78,639. For purposes of Susquehanna's consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income was $268.

Beginning in April 2006, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $266,866. For purposes of Susquehanna's consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions were subject to FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." On February 8, 2007, the swaps were terminated. On February 14, 2007, the forecasted sales of auto leases occurred, and the $202 loss reported in accumulated other comprehensive income at December 31, 2006, was reclassified to gain on sale of loans and leases.

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in cash flow attributable to changes in the LIBOR swap rate. At June 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income was $738.

The following table summarizes our derivative financial instruments at June 30, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$78,639	$413	One-month LIBOR	4.651% to 5.203%
25,000	312	Three-month LIBOR	3.935%
25,000	823	Three-month LIBOR	4.083%

$128,639	$1,548

NOTE 10. Uncertainty in Income Taxes

Susquehanna adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. There was no impact on Susquehanna's financial position or results of operations as a result of the implementation of Interpretation No. 48. At the time of adoption, Susquehanna had $1,421 of unrecognized tax benefits, of which $1,208, if recognized, would affect the effective tax rate. The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Susquehanna had approximately $183 for the payment of interest and penalties accrued at January 1, 2007.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities for years before 2003. There is currently one state examination of Susquehanna's tax returns in progress.

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

In this securitization, approximately 70.5% of the variable-rate loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna's experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $11,140, and its related fair value was considered to be de minimis.

Key economic assumptions used in measuring certain retained interests at the date of securitization were as follows:

	Gain Recognized	Weighted- average Life (in months)	Prepayment Speed		Expected Credit Losses	Annual Discount Rate	Annual Coupon Rate to Investors
Automobile Leases
2007 transaction	$2,709	19	2.00%-4.00%		0.05%	5.18%	5.25%-5.61%
2006 transaction	1,937	22	2.00-4.00		0.05	5.28	4.99-5.58

Home Equity Loans
2006 transaction	$8,225
Fixed-rate portion		56	10.00	*	0.10%	6.60%	30-day LIBOR +
							0.17% - 1.25%
Variable-rate portion		20	45.00	*	0.06	6.60	30-day LIBOR +
							0.15%

*	Constant Prepayment Rate

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

			Loans and Leases Past Due 30 Days or More		For the Six Months Ended June 30
	Principal Balance				Net Credit Losses (Recoveries)
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	2007	2006
Loans and leases held in portfolio	$5,574,858	$5,560,997	$77,612	$98,242	$4,705	$3,040
Leases securitized	708,814	618,902	800	1,023	223	115
Home equity loans securitized	387,638	463,266	641	2,620	52	0
Leases serviced for others (1)	85,804	210,386	1,041	1,054	(12)	(39)

Total loans and leases serviced	$6,757,114	$6,853,551	$80,094	$102,939	$4,968	$3,116

(1)	Amounts at June 30, 2007 include agency arrangements. Amounts at December 31, 2006 include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

Automobile Leases	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Proceeds from securitizations	$0	$0	$252,493	$302,887
Amounts derecognized	0	0	300,414	356,140
Servicing fees received	1,910	2,663	4,074	4,404
Other cash flows received from retained interests	4,903	7,776	7,893	12,837

Home Equity Loans	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Additional draws conveyed to the trusts	$16,555	$15,310	$32,492	$28,747
Servicing fees received	424	247	886	518

There were no proceeds from securitizations, amounts derecognized, or cash flows received from retained interests for the six-month periods ended June 30, 2007, and June 30, 2006, relating to home equity loans.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2007 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna's analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company's interest-only strips.

As of June 30, 2007

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction—Interest-Only Strip	$2,993	17	3.42%	0.05%	5.15%
Decline in fair value of 10% adverse change			$10	$18	$18
Decline in fair value of 20% adverse change			19	36	36

2006 transaction—Interest-Only Strip	$1,378	8	4.00%	0.05%	5.19%
Decline in fair value of 10% adverse change			$(35)	$9	$5
Decline in fair value of 20% adverse change			(27)	18	11

2005 transaction—Interest-Only Strip	$1,447	5	3.00%	0.05%	4.25%
Decline in fair value of 10% adverse change			$46	$2	$5
Decline in fair value of 20% adverse change			91	4	10

2004 revolving transaction—Interest-Only Strip	$122	9	3.00%	0.00%	5.46%
Decline in fair value of 10% adverse change			$0	$0	$0
Decline in fair value of 20% adverse change			0	0	1

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (2)
2006 transaction—Interest-Only Strips
Fixed-rate portion	$10,209	41	10.00	0.04%	6.60%
Decline in fair value of 10% adverse change			$264	$28	$237
Decline in fair value of 20% adverse change			516	55	462

Variable-rate portion	$2,932	20	45.00	0.06%	6.60%
Decline in fair value of 10% adverse change			$269	$7	$53
Decline in fair value of 20% adverse change			503	14	105

2005 transaction—Interest-Only Strips	$7,718	23	40.00	0.06%	6.50%
Decline in fair value of 10% adverse change			$449	$49	$142
Decline in fair value of 20% adverse change			813	62	279

(1)	The annual discount rate used is derived from the interpolated swap rate based on the Treasury curve as of the settlement date.
(2)	The annual discount rate is based upon a cost estimate for issuing Tier 1 Capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann; our ability to consummate the Community acquisition and to complete an offering of trust preferred securities to finance the cash portion of the merger consideration; our ability to complete our intended charter change for Susquehanna Patriot Bank, from a New Jersey charter to a Pennsylvania charter; and our ability to achieve our 2007 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

Executive Commentary

Updated Financial Goals for 2007

Our updated financial goals for 2007, excluding the Community Banks acquisition expected to be completed in the fourth quarter of 2007 and excluding the second quarter investment loss from the restructuring program (for information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q), are as follows:

	Previously Published Goal	Updated Goal
Net interest margin	3.67%	3.67%
Loan growth (adjusted for securitizations)	10.0%	12.0%
Deposit growth	8.0%	5.0%
Noninterest income growth	3.0%	(5.0)%
Noninterest expense growth	2.0%	1.2%
Tax rate	32.0%	30.3%

These financial goals include only one securitization in 2007, which already has occurred in the first quarter. The second securitization planned for the fourth quarter is no longer being considered due to our improved liquidity position resulting from our anticipated acquisition of Community Banks and our intended charter change for Susquehanna Patriot Bank as we move from the Federal Home Loan Bank of New York to the Federal Home Loan Bank of Pittsburgh. The move to the Federal Home Loan Bank of Pittsburgh will increase our borrowing capacity as its collateral verification standards are less limiting than those at the Federal Home Loan Bank of New York.

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

Widmann, Siff & Co., Inc.

On April 23, 2007, we announced that we had entered into an agreement to acquire the outstanding stock of Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff has more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. Under the agreement, the firm will become a subsidiary of Valley Forge Asset Management Corp. The acquisition was completed on August 1, 2007 and was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

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

Results of Operations

Summary of 2007 Compared to 2006

Net income for the second quarter of 2007 was $9.8 million, a decrease of $9.5 million, or 49.2%, over net income of $19.3 million for the second quarter of 2006. Net interest income decreased 4.0%, to $63.4 million for the second quarter of 2007, from $66.1 million for the second quarter of 2006. Noninterest income decreased 40.3%, to $19.2 million for the second quarter of 2007, from $32.1 million for the second quarter of 2006. Noninterest expenses decreased 1.5%, to $67.3 million for the second quarter of 2007, from $68.4 million for the second quarter of 2006.

Net income for the first six months of 2007 was $30.5 million, a decrease of $6.5 million, or 17.5%, over net income of $37.0 million for the first six months of 2006. Net interest income increased 0.5%, to $126.5 million for the first six months of 2007, from $125.8 million for the first six months of 2006. Noninterest income decreased 13.7%, to $53.4 million for the first six months of 2007, from $61.9 million for the first six months of 2006. Noninterest expenses increased 2.2%, to $132.2 million for the first six months of 2007, from $129.4 million for the first six months of 2006.

These results were significantly affected by an investment portfolio restructuring in June 2007 which created a pre-tax loss of $11.8 million. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Diluted Earnings per Share	$0.19	$0.38	$0.59	$0.76
Return on Average Assets	0.48%	0.97%	0.75%	0.97%
Return on Average Equity	4.16%	8.88%	6.54%	9.03%
Return on Average Tangible Equity (1)	6.96%	14.43%	10.79%	14.14%
Efficiency Ratio	80.75%	69.19%	72.83%	68.47%
Efficiency Ratio excluding Hann (1)	79.08%	64.09%	70.70%	63.03%
Net Interest Margin	3.67%	3.89%	3.67%	3.83%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Return on average equity (GAAP basis)	4.16%	8.88%	6.54%	9.03%
Effect of excluding average intangible assets and related amortization	2.80%	5.55%	4.25%	5.11%
Return on average tangible equity	6.96%	14.43%	10.79%	14.14%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Efficiency ratio (GAAP basis)	80.75%	69.19%	72.83%	68.47%
Effect of excluding Hann	1.67%	5.10%	2.13%	5.44%
Efficiency ratio excluding Hann	79.08%	64.09%	70.70%	63.03%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1—Distribution of Assets, Liabilities and Shareholders' Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2007			For the Three-Month Period Ended June 30, 2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$100,745	$1,268	5.05	$75,998	$847	4.47
Investment securities:
Taxable	1,415,256	16,556	4.69	1,272,836	13,462	4.24
Tax-advantaged	41,662	655	6.31	18,768	289	6.18

Total investment securities	1,456,918	17,211	4.74	1,291,604	13,751	4.27

Loans and leases, (net):
Taxable	5,381,069	101,715	7.58	5,425,315	99,756	7.38
Tax-advantaged	89,790	1,662	7.42	87,997	1,601	7.30

Total loans and leases	5,470,859	103,377	7.58	5,513,312	101,357	7.37

Total interest-earning assets	7,028,522	$121,856	6.95	6,880,914	$115,955	6.76

Allowance for loan and lease losses	(62,688)			(59,150)
Other non-earning assets	1,236,989			1,142,707

Total assets	$8,202,823			$7,964,471

Liabilities
Deposits:
Interest-bearing demand	$2,133,308	$16,466	3.10	$1,824,434	$12,243	2.69
Savings	457,442	940	0.82	527,067	1,324	1.01
Time	2,502,428	28,947	4.64	2,413,185	23,975	3.98
Short-term borrowings	363,651	3,990	4.40	290,603	2,970	4.10
FHLB borrowings	432,975	3,960	3.67	625,979	5,559	3.56
Long-term debt	222,090	3,305	5.97	212,741	3,113	5.87

Total interest-bearing liabilities	6,111,894	$57,608	3.78	5,894,009	$49,184	3.35

Demand deposits	905,250			976,738
Other liabilities	239,705			220,450

Total liabilities	7,256,849			7,091,197
Equity	945,974			873,274

Total liabilities and shareholders' equity	$8,202,823			$7,964,471

Net interest income / yield on average earning assets		$64,248	3.67		$66,771	3.89

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1—Distribution of Assets, Liabilities and Shareholders' Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2007			For the Six-Month Period Ended June 30, 2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$91,720	$2,392	5.26	$74,235	$1,585	4.31
Investment securities:
Taxable	1,421,976	33,128	4.70	1,223,724	25,147	4.14
Tax-advantaged	39,732	1,249	6.34	18,259	558	6.16

Total investment securities	1,461,708	34,377	4.74	1,241,983	25,705	4.17

Loans and leases, (net):
Taxable	5,396,899	203,121	7.59	5,297,370	190,371	7.25
Tax-advantaged	87,474	3,260	7.52	78,562	2,752	7.06

Total loans and leases	5,484,373	206,381	7.59	5,375,932	193,123	7.24

Total interest-earning assets	7,037,801	$243,150	6.97	6,692,150	$220,413	6.64

Allowance for loan and lease losses	(62,690)			(56,782)
Other non-earning assets	1,223,407			1,069,962

Total assets	$8,198,518			$7,705,330

Liabilities
Deposits:
Interest-bearing demand	$2,104,997	$32,864	3.15	$1,785,276	$22,860	2.58
Savings	464,889	2,053	0.89	488,820	1,946	0.80
Time	2,481,568	56,686	4.61	2,312,000	44,314	3.87
Short-term borrowings	352,302	7,772	4.45	298,817	5,688	3.84
FHLB borrowings	487,468	9,129	3.78	659,285	13,012	3.98
Long-term debt	222,159	6,583	5.98	192,849	5,588	5.84

Total interest-bearing liabilities	6,113,383	$115,087	3.80	5,737,047	$93,408	3.28

Demand deposits	905,971			923,525
Other liabilities	236,691			217,293

Total liabilities	7,256,045			6,877,865
Equity	942,473			827,465

Total liabilities and shareholders' equity	$8,198,518			$7,705,330

Net interest income / yield on average earning assets		$128,063	3.67		$127,005	3.83

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $63.4 million for the second quarter of 2007, as compared to $66.1 million for the same period in 2006. For the six months ended June 30, 2007, net interest income increased to $126.5 million, as compared to $125.8 million for the same period in 2006.

Net interest income as a percentage of net interest income plus noninterest income was 76.8% for the quarter ended June 30, 2007, and 67.3% for the quarter ended June 30, 2006. Net interest income as a percentage of net interest income plus noninterest income was 70.3% for the six months ended June 30, 2007, and 67.0% for the six months ended June 30, 2006.

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

The $2.7 million decrease in our net interest income for the second quarter of 2007, as compared to the second quarter of 2006, was primarily the result of a decrease in net interest margin. Our net interest margin declined from 3.89% for the second quarter of 2006, to 3.67% for the second quarter of 2007. This decrease in net interest margin was primarily due to a 43 basis point increase in rates paid on average interest-bearing liabilities, as businesses and consumers have become more rate-driven on the deposit side in the higher interest-rate environment. The 43 basis point increase was partially offset by a 19 basis point increase in yields on average interest-earning assets.

The $0.6 million increase in our net interest income for the first six months of 2007, as compared to the first six months of 2006, was primarily the result of an increase in average interest-earning assets due to loan growth and the acquisition of Minotola in April 2006. Our net interest margin declined from 3.83% for the first six months of 2006, to 3.67% for the first six months of 2007. This decrease in net interest margin was primarily due to a 52 basis point increase in rates paid on average interest-bearing liabilities, as businesses and consumers have become more rate-driven on the deposit side in the higher interest-rate environment. The 52 basis point increase was partially offset by a 33 basis point increase in yields on average interest-earning assets.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

As illustrated in Table 2, the provision for loan and lease losses was $1.9 million for the second quarter of 2007, and $1.3 million for the second quarter of 2006. Among other factors, this $0.6 million increase in the provision was primarily due to an increase in net charges-offs during the second quarter of 2007. The provision for loan and lease losses for the first six months of 2007 and 2006 was approximately the same as credit quality statistics were proportionate.

The allowance for loan and lease losses was 1.11% of period-end loans and leases, or $61.9 million at June 30, 2007; 1.13% of period-end loans and leases, or $62.6 million, at December 31, 2006; and 1.05% of period-end loans and leases, or $60.1 million, at June 30, 2006.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at June 30, 2007. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at June 30, 2007.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 2—Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance—Beginning of period	$61,789	$53,999	$62,643	$53,714
Additions through acquisition	0	5,514	0	5,514
Additions charged to operating expenses	1,933	1,275	3,933	3,950

	63,722	60,788	66,576	63,178

Charge-offs	(2,917)	(1,711)	(6,522)	(5,236)
Recoveries	1,066	1,061	1,817	2,196

Net charge-offs	(1,851)	(650)	(4,705)	(3,040)

Balance—Period end	$61,871	$60,138	$61,871	$60,138

Net charge-offs as a percent of average loans and leases (annualized)	0.14%	0.05%	0.17%	0.11%
Allowance as a percent of period-end loans and leases	1.11%	1.05%	1.11%	1.05%

Average loans and leases	$5,470,859	$5,513,312	$5,484,373	$5,375,932
Period-end loans and leases	5,574,858	5,743,859	5,574,858	5,743,859

Noninterest Income

Second Quarter 2007 Compared to Second Quarter 2006

Noninterest income, as a percentage of net interest income plus noninterest income, was 23.2% for the second quarter of 2007, and 32.7% for the second quarter of 2006.

Noninterest income decreased $12.9 million, or 40.3%, for the second quarter of 2007, over the second quarter of 2006. This net decrease was composed primarily of the following:

•	Decreased vehicle origination, servicing, and securitization fees of $1.3 million; and

•	Increased net realized losses on securities of $11.8 million.

Vehicle origination, servicing, and securitization fees. The 24.5% decrease was the result of a decrease in vehicle lease managed balances due to significant competition from the captive finance companies.

Net realized losses on securities. The increase was a direct result of our investment portfolio restructuring that occurred in June 2007. The restructuring involved the sale of $233.0 million in available-for-sale securities, or approximately 16.0% of our total investment portfolio. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q.

Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

Noninterest income, as a percentage of net interest income plus noninterest income, was 29.7% for the six-month period ended June 30, 2007, and 33.0% for the six month-period ended June 30, 2006.

Noninterest income decreased $8.5 million, or 13.7%, for the six-month period ended June 30, 2007, over the comparable period in 2006. This net decrease was composed primarily of the following:

•	Increased service charges on deposit accounts of $2.0 million;

•	Decreased vehicle origination, servicing, and securitization fees of $1.2 million;

•	Increased net realized losses on securities of $11.7 million; and

•	Increased other income of $1.0 million.

Service charges on deposit accounts. The 17.2% increase was the result of improvements initiated in the second quarter of 2006 relating to the processing of customer overdrafts and the inclusion of Minotola operations for the entire six months of 2007 as opposed to approximately two months in 2006. (Minotola was acquired on April 21, 2006.)

Vehicle origination, servicing, and securitization fees. The 13.6% decrease was the result of a decrease in vehicle lease managed balances due to significant competition from the captive finance companies.

Net realized losses on securities. The increase was a direct result of our investment portfolio restructuring that occurred in June 2007. The restructuring involved the sale of $233.0 million in available-for-sale securities, or approximately 16.0% of our total investment portfolio. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q.

Other Income. The 10.6% increase was primarily the result of the inclusion of Minotola operations for the entire six months of 2007 as opposed to approximately two months in 2006.

Noninterest Expenses

Second Quarter 2007 Compared to Second Quarter 2006

Noninterest expenses decreased $1.1 million, or 1.5%, from $68.4 million for the second quarter of 2006, to $67.3 million for the second quarter of 2007. This net decrease was composed primarily of the following:

•	Increased salaries and employee benefits of $2.3 million;

•	Decreased advertising and marketing expenses of $1.0 million; and

•	Decreased other expenses of $2.5 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 7.1% for the second quarter of 2007, as compared to the second quarter of 2006. This increase was primarily the result of normal annual salary increases and higher benefit costs.

Advertising and marketing. The 25.4% decrease primarily was the result of the timing of marketing initiatives and a decrease in our advertising budget for 2007 as compared to 2006.

Other expense. The 12.4% decrease primarily was due to the elimination of monthly rental expense as a result of a termination of the sale-leaseback transaction on January 12, 2007, which is described below under the heading “Financial Condition – Loans and Leases.”

Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

Noninterest expenses increased $2.8 million, or 2.2%, from $129.4 million for the six-month period ended June 30, 2006 to $132.2 million for the comparable period in 2007. This net increase was composed primarily of the following:

•	Increased salaries and employee benefits of $6.6 million;

•	Increased occupancy expense of $1.5 million;

•	Decreased advertising and marketing expenses of $1.2 million; and

•	Decreased other expenses of $4.2 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 10.6% for the first six months of 2007, as compared to the first six months of 2006. This increase was primarily the result of the inclusion of Minotola operations for the entire six months in 2007 as opposed to approximately two months in 2006, normal annual salary increases, and higher benefit costs.

Occupancy. The 14.5% increase primarily was the result of the inclusion of Minotola operations for the entire six months in 2007 as opposed to approximately two months in 2006.

Advertising and marketing. The 20.4% decrease was primarily the result of the timing of marketing initiatives and a decrease in our advertising budget for 2007 as compared to 2006.

Other expense. The 11.1% decrease primarily was due to the elimination of monthly rental expense as a result of a termination of the sale-leaseback transaction on January 12, 2007, which is described below under the heading “Financial Condition – Loans and Leases.”

Income Taxes

Our effective tax rate for the second quarter of 2007 was 26.25%. Our effective tax rate for the second quarter of 2006 was 32.18%. The decrease is due to an increase in tax-advantaged income and projected federal income tax credits. The effective tax rate of the second quarter of 2007 included an adjustment to bring our projected annual effective tax rate to 30.25%.

Our effective tax rate for the first six months of 2007 was 30.25%. Our effective tax rate for the first six months of 2006 was 32.00%. The decrease is due to an increase in tax-advantaged income and an increase in projected federal income tax credits.

Financial Condition

Summary of June 30, 2007 Compared to December 31, 2006

Total assets at June 30, 2007 were $8.3 billion, a slight increase of 1.1%, as compared to total assets at December 31, 2006. Total deposits increased to $6.0 billion at June 30, 2007, from $5.9 billion at December 31, 2006. Equity capital was $945.1 million at June 30, 2007, or $18.11 per share, compared to $936.3 million, or $17.98 per share, at December 31, 2006.

Securities Available for Sale

During May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, our management performed a comprehensive review of our available-for-sale investments. Management determined that for administrative and operational purposes, small remaining portions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2.0 million) should be sold. These odd lots, totaling $182.0 million, resulted from previous mergers and bank consolidations and from principal amortization over time. Additionally, we determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51.0 million should be sold. Many of these mortgages were acquired in the historic low-interest-rate environment of 2002 through 2004. This investment portfolio restructuring is expected to reduce administrative costs of managing odd lots, improve the yield on the investment portfolio, and enhance related net interest margin and net interest income.

The restructuring involved the sale of approximately 16.0% of our available-for-sale investment portfolio, and resulted in a pre-tax charge of approximately $11.8 million in June 2007. There was minimal impact on shareholders’ equity, as the decline in value of the investments had been reflected previously in accumulated other comprehensive income.

The proceeds from the sales of these securities were reinvested in a diversified mix of Federal Agency bullet debentures and commercial and residential mortgage-backed securities with higher yields, longer duration, and positive convexity attributes. The sold securities had a weighted-average yield of 3.76%, while the proceeds were reinvested in securities with an expected yield of 5.75%. We believe that this restructuring will better position our investment portfolio and overall balance sheet to perform well in the current interest-rate environment and for the anticipated merger with Community.

Loans and Leases

On January 12, 2007, we exercised an early buyout option associated with Hann’s sale-leaseback transaction. As a result, Hann acquired approximately $78.4 million of beneficial interests in automobile leases and related vehicles. A significant portion of these automobile leases and related vehicles was sold to our banking subsidiaries and subsequently included in the February 2007 $300.4 million vehicle lease securitization transaction.

Risk Assets

Table 3 shows that there has been little change in nonaccrual loans and leases between December 31, 2006 and June 30, 2007. Restructured loans decreased from $5.4 million at December 31, 2006, to $2.0 million at June 30, 2007, while other real estate owned increased, from $1.5 million at December 31, 2006, to $4.6 million at June 30, 2007. Loans and leases contractually past due 90 days and still accruing decreased, from $9.4 million to $8.1 million, during the same time period.

During the first quarter of 2007, a loan included in restructured debt at December 31, 2006 was reclassified to performing status since it was current and expected to perform in accordance with the modified terms.

Susquehanna Bancshares, Inc. and Subsidiaries

(dollars in thousands)

TABLE 3—Risk Assets

	June 30, 2007	December 31, 2006	June 30, 2006
Nonperforming assets:
Nonaccrual loans and leases	$30,309	$30,325	$16,816
Restructured loans	1,997	5,376	2,393
Other real estate owned	4,587	1,544	2,530

Total nonperforming assets	$36,893	$37,245	$21,739

As a percent of period-end loans and leases plus other real estate owned	0.66%	0.67%	0.38%
Coverage ratio	191.52%	175.47%	313.07%
Loans and leases contractually past due 90 days and still accruing	$8,053	$9,364	$8,735

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in February 2007, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $47.9 million, representing notes and equity certificates of the issuer.

Deposits

While total deposits increased 1.7%, from $5.9 billion at December 31, 2006, to $6.0 billion at June 30, 2007, noninterest-bearing deposits decreased 5.0%, from $959.7 million at December 31, 2006, to $911.4 million at June 30, 2007. Interest-bearing demand deposits increased by 6.1%, from $2.0 billion at December 31, 2006, to $2.1 billion at June 30, 2007. If this trend continues in 2007, we anticipate that our net interest margin could be negatively impacted in future quarters.

Borrowings

Federal Home Loan Bank borrowings decreased 13.0%, from $528.7 million at December 31, 2006, to $460.0 million at June 30, 2007, while short-term borrowings increased 9.6%. The net decrease in borrowings was the result of our using some of the proceeds from the February 2007 securitization to pay down debt.

We anticipate offering approximately $100.0 million in trust preferred securities during the fourth quarter of 2007 to finance the cash portion of the merger consideration to be paid to Community Banks shareholders. We may increase the size of the trust preferred offering, depending upon existing market conditions, to raise proceeds for additional working capital and general corporate purposes. The exact terms of the trust preferred securities will not be determined until shortly before the offering is to be consummated.

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

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2007, was 9.25%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at June 30, 2007, was 12.15%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2007, was 8.64%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of June 30, 2007	As of June 30, 2006
	(dollars in thousands)
Lease Securitization Transactions*	$708,814	$783,073
Home Equity Loan Securitization Transactions*	387,638	181,413
Agency Arrangements and Lease Sales*	85,804	377,708
Sale-Leaseback Transaction*	0	85,624
Leases and Loans Held in Portfolio	5,574,858	5,743,859

Total Leases and Loans Serviced	$6,757,114	$7,171,677

*	Off-balance-sheet

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

Also see “Note 11. Securitization Activity” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2007, our bank subsidiaries had approximately $644.7 million available to them under collateralized lines of credit with various FHLBs; and approximately $571.8 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $99.6 million at June 30, 2007 and represented additional sources of liquidity.

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

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate notional amount of $78.6 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income was $0.3 million.

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

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At June 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income totaled $0.7 million.

The following table summarizes our derivative financial instruments as of June 30, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(dollars in thousands)
$78,199	$413	One-month LIBOR	4.651% to 5.203%
25,000	312	Three-month LIBOR	3.935%
25,000	823	Three-month LIBOR	4.083%

$128,639	$1,548

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In addition to those risk factors, Susquehanna shareholders carefully should consider the following additional risk factor:

Our pending merger with Community Banks, Inc. may not be consummated. If consummated, we may not realize the expected benefits from the merger.

The merger agreement for the pending Community Banks, Inc. merger contains conditions that, if not satisfied or waived, would result in the merger not occurring. These conditions include, among others:

•	the continued accuracy of the representations and warranties contained in the merger agreement;

•	the performance by each party of its obligations under the merger agreement;

•

the approval of the merger of CommunityBanks, the bank subsidiary of Community, with and into Susquehanna Bank PA by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking;

•	the approval and adoption by the requisite votes of the holders of the outstanding shares of common stock of Community and Susquehanna; and

•

the registration of the offering of the Susquehanna common stock to the Community shareholders under the Securities Act of 1933, as amended, and the listing of such stock for trading on the NASDAQ Stock Market.

In addition, both Susquehanna and Community have rights to terminate the merger agreement prior to consummation upon the occurrence of certain specified conditions or events.

If we do not consummate the merger with Community, we will not realize any of the anticipated benefits of combining the companies. If we do consummate the merger, our estimates regarding earnings, cash flow and cost savings resulting from the transaction may prove to be incorrect. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated difficulties in the assimilation of the Community operations and workforce, thus delaying the benefits of the merger. As a result of any of the foregoing factors, our results of operations and financial performance could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Susquehanna’s Annual Meeting of Shareholders was held on April 27, 2007. Susquehanna’s shareholders were asked to vote on a proposal to elect five directors to the Class of 2010.

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2010:

Nominee	Number of Votes
Wayne E. Alter
For	45,100,607
Withhold/Abstain	1,083,336
Not Voted	5,951,546

James G. Apple
For	34,294,440
Withhold/Abstain	11,889,503
Not Voted	5,951,546

John M. Denlinger
For	44,736,274
Withhold/Abstain	1,447,668
Not Voted	5,951,546

Donald L. Hoffman
For	45,118,596
Withhold/Abstain	1,065,347
Not Voted	5,951,546

William B. Zimmerman
For	45,084,474
Withhold/Abstain	1,099,469
Not Voted	5,951,546

Other directors whose term of office as a director continued after the meeting are as follows: Henry H. Gibbel, Bruce A. Hepburn, Russell J. Kunkel, Guy W. Miller, Jr., Michael A. Morello, E. Susan Piersol, William J. Reuter, M. Zev Rose, and Roger V. Wiest.

No other matters were submitted for shareholder action.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Agreement and Plan of Merger, dated as of April 30, 2007, between Susquehanna Bancshares, Inc. and Community Banks, Inc. is incorporated by reference to Exhibit 2.1 of Susquehanna’s current report on Form 8-K, filed May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 8, 2007	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

August 8, 2007	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
10.1	Agreement and Plan of Merger, dated as of April 30, 2007, between Susquehanna Bancshares, Inc. and Community Banks, Inc. is incorporated by reference to Exhibit 2.1 of Susquehanna’s current report on Form 8-K, filed May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications