Form 10-Q
period 2007-09-30
SUSQUEHANNA BANCSHARES INC
filed 2007-11-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 52,206,918 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30 2007	December 31 2006	September 30 2006
	(in thousands, except share data)
Assets
Cash and due from banks	$202,237	$194,785	$186,485
Unrestricted short-term investments	110,484	70,996	41,238

Cash and cash equivalents	312,721	265,781	227,723
Restricted short-term investments	241	33,533	33,666
Securities available for sale	1,548,708	1,397,420	1,303,362
Securities held to maturity (fair values approximate $4,840; $6,146; and $6,199)	4,840	6,146	6,199
Loans and leases, net of unearned income	5,842,883	5,560,997	5,517,513
Less: Allowance for loan and lease losses	58,687	62,643	61,142

Net loans and leases	5,784,196	5,498,354	5,456,371

Premises and equipment, net	110,372	106,305	106,379
Foreclosed assets	10,331	1,544	2,085
Accrued income receivable	33,600	31,044	30,055
Bank-owned life insurance	270,398	264,398	261,879
Goodwill	339,010	335,005	335,005
Intangible assets with finite lives	19,648	19,092	20,011
Investment in and receivables from unconsolidated entities	134,335	121,663	128,009
Other assets	155,549	144,849	172,119

Total Assets	$8,723,949	$8,225,134	$8,082,863

Liabilities and Shareholders’ Equity
Deposits:
Demand	$887,657	$959,654	$961,573
Interest-bearing demand	2,054,246	2,004,596	1,855,802
Savings	417,997	477,447	497,188
Time	1,592,698	1,528,298	1,604,560
Time of $100 or more	1,025,763	907,594	914,087

Total deposits	5,978,361	5,877,589	5,833,210
Short-term borrowings	488,999	401,964	346,898
FHLB borrowings	795,462	528,688	491,630
Long-term debt	150,028	150,036	150,038
Junior subordinated debentures	71,980	72,244	72,381
Accrued interest, taxes, and expenses payable	43,373	54,800	81,388
Deferred taxes	149,958	145,825	125,828
Other liabilities	103,606	57,702	52,801

Total Liabilities	7,781,767	7,288,848	7,154,174

Shareholders’ equity:
Common stock, $2.00 par value, 100,000,000 shares authorized; Issued: 52,206,918 at September 30, 2007; 52,080,419 at December 31, 2006; and 51,829,972 at September 30, 2006	104,353	104,161	103,660
Additional paid-in capital	349,275	345,840	340,523
Retained earnings	503,613	505,861	497,469
Accumulated other comprehensive loss, net of taxes of $(8,109); $(10,541); and $(7,010), respectively	(15,059)	(19,576)	(12,963)

Total Shareholders’ Equity	942,182	936,286	928,689

Total Liabilities and Shareholders’ Equity	$8,723,949	$8,225,134	$8,082,863

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$107,585	$108,924	$312,825	$301,084
Securities:
Taxable	17,598	12,758	48,633	36,154
Tax-exempt	425	191	1,238	556
Dividends	1,074	951	3,166	2,701
Short-term investments	1,019	966	3,411	2,551

Total interest income	127,701	123,790	369,273	343,046

Interest Expense:
Deposits:
Interest-bearing demand	15,119	13,780	47,982	36,640
Savings	869	1,548	2,922	3,494
Time	30,128	26,981	86,814	71,295
Short-term borrowings	5,033	4,267	12,805	9,955
FHLB borrowings	7,106	6,811	16,236	19,824
Long-term debt	3,372	3,272	9,955	8,860

Total interest expense	61,627	56,659	176,714	150,068

Net interest income	66,074	67,131	192,559	192,978
Provision for loan and lease losses	2,414	2,241	6,347	6,191

Net interest income, after provision for loan and lease losses	63,660	64,890	186,212	186,787

Noninterest Income:
Service charges on deposit accounts	7,378	7,610	21,035	19,258
Vehicle origination, servicing, and securitization fees	3,658	5,209	11,564	14,365
Asset management fees	5,235	4,370	14,638	13,771
Income from fiduciary-related activities	1,594	1,543	4,937	4,568
Commissions on brokerage, life insurance, and annuity sales	1,239	1,025	3,917	3,271
Commissions on property and casualty insurance sales	2,556	2,432	9,589	9,541
Income from bank-owned life insurance	2,765	2,551	8,064	7,335
Net gain on sale of loans and leases	1,297	9,095	6,822	14,402
Net realized gain (loss) on securities	0	90	(11,741)	5
Other	4,568	5,155	14,896	14,493

Total noninterest income	30,290	39,080	83,721	101,009

Noninterest Expenses:
Salaries and employee benefits	35,518	33,166	104,634	95,671
Occupancy	5,669	5,378	17,443	15,662
Furniture and equipment	2,908	2,822	8,717	8,128
Advertising and marketing	2,233	1,889	6,866	7,711
Amortization of intangible assets	651	630	1,897	1,601
Vehicle lease disposal	3,082	3,973	9,261	10,842
Other	16,002	18,993	49,435	56,589

Total noninterest expenses	66,063	66,851	198,253	196,204

Income before income taxes	27,887	37,119	71,680	91,592
Provision for income taxes	7,994	11,878	21,243	29,309

Net Income	$19,893	$25,241	$50,437	$62,283

Earnings per share:
Basic	$0.38	$0.49	$0.97	$1.25
Diluted	$0.38	$0.49	$0.97	$1.25
Cash dividends paid	$0.25	$0.24	$0.75	$0.72
Average shares outstanding:
Basic	52,174	51,803	52,132	49,809
Diluted	52,221	51,926	52,208	49,949

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

Nine months ended September 30,	2007	2006
Cash Flows from Operating Activities:
Net income	$50,437	$62,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,707	13,568
Provision for loan and lease losses	6,347	6,191
Realized loss (gain) on available-for-sale securities, net	11,741	(5)
Deferred income taxes	1,701	(1,618)
Gain on sale of loans and leases	(6,822)	(14,402)
Gain on sale of other real estate owned	(214)	(59)
Mortgage loans originated for sale	(79,403)	(68,240)
Proceeds from sale of mortgage loans originated for sale	81,647	70,252
Loans and leases originated/acquired for sale, net of payments received	(297,188)	(267,976)
Net proceeds from sale of loans and leases originated/acquired for sale	252,493	339,420
Increase in cash surrender value of bank-owned life insurance	(7,438)	(7,335)
Increase in accrued interest receivable	(2,556)	(3,631)
Increase in accrued interest payable	2,932	4,818
(Decrease) increase in accrued expenses and taxes payable	(14,359)	25,103
Other, net	(31,783)	(51,974)

Net cash (used in) provided by operating activities	(14,739)	106,395

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	33,292	(7,330)
Activity in available-for-sale securities:
Sales	333,366	127,564
Maturities, repayments, and calls	286,955	77,013
Purchases	(739,721)	(299,554)
Net proceeds from sale of loans and leases in banks’ portfolios	0	312,870
Net increase in loans and leases	(276,727)	(233,841)
Cash flows received from retained interests	25,102	21,582
Proceeds from bank-owned life insurance	1,438	2,745
Acquisitions, net of cash and cash equivalents acquired	(3,114)	(15,379)
Additions to premises and equipment	(11,982)	(10,221)

Net cash used in investing activities	(357,410)	(24,551)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	100,772	(1,104)
Net increase in short-term borrowings	87,035	39,375
Net increase (decrease) in FHLB borrowings	266,774	(177,036)
Repayment of long-term debt	(8)	0
Proceeds from issuance of junior subordinated debentures	0	50,000
Proceeds from issuance of common stock	3,475	3,849
Tax benefit from exercise of stock options	152	394
Cash dividends paid	(39,111)	(36,104)

Net cash provided by (used in) financing activities	419,089	(120,626)

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	46,940	(38,782)
Cash and cash equivalents at January 1	265,781	266,505

Cash and cash equivalents at September 30	$312,721	$227,723

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$173,782	$145,250
Income tax payments	$19,256	$10,283
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$15,732	$1,905
Interests retained in securitizations	$47,920	$54,190
Leases acquired in clean-up call	$22,682	$12,284
Securities purchased, not settled	$34,930	$0
Acquisition of Minotola National Bank:
Common stock issued	$0	$115,149
Fair value of assets acquired (noncash)	$0	$653,339
Liabilities assumed	$0	$522,811
Cash dividends declared, not paid	$13,574	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	46,853,193	$93,706	$231,085	$471,290	($15,611)	$780,470

Comprehensive income:
Net income				62,283		62,283
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment					2,541	2,541
Change in unrealized loss on recorded interests in securitized assets, net of tax effect					1,640	1,640
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $940					(1,533)	(1,533)

Total comprehensive income						64,931

Common stock issued in acquisition	4,797,870	9,596	105,553			115,149
Common stock and options issued under employee benefit plans (including related tax benefit of $394)	178,909	358	3,885			4,243
Cash dividends declared ($0.72 per share)				(36,104)		(36,104)

Balance at September 30, 2006	51,829,972	$103,660	$340,523	$497,469	($12,963)	$928,689

Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	($19,576)	$936,286

Comprehensive income:
Net income				50,437		50,437
Change in unrealized loss on securities available for sale, net of tax effect and reclassification adjustment of $7,632					5,144	5,144
Change in unrealized gain on recorded interests in securitized assets, net of tax effect					208	208
Change in unrealized gain on cash flow hedges, net of tax effect and reclassification adjustment of $(202)					(835)	(835)

Total comprehensive income						54,954

Common stock and options issued under employee benefit plans (including related tax benefit of $152)	126,499	192	3,435			3,627
Cash dividends declared ($1.01 per share)				(52,685)		(52,685)

Balance at September 30, 2007	52,206,918	$104,353	$349,275	$503,613	($15,059)	$942,182

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The reclassifications had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2007 and 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities are to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and is currently evaluating the impact of Issue 06-4 on its results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has not had a material impact on results of operations or financial condition. Disclosures required by this Statement are presented in Note 10.

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

NOTE 2. Acquisitions

Community Banks, Inc.

On May 1, 2007, Susquehanna announced the signing of a definitive merger agreement pursuant to which Susquehanna will acquire Community Banks, Inc. in a stock and cash transaction valued at approximately $860,000. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock that they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. On October 2, 2007, the shareholders of both Susquehanna and Community approved the merger. Pending the expected regulatory approvals and the satisfaction of other closing conditions, the consummation of the merger is expected to occur on or about November 16, 2007. The acquisition will be accounted for under the purchase method in accordance with FAS No. 141, “Business Combinations.”

During the fourth quarter of 2007, Susquehanna anticipates offering up to $150,000 in capital efficient notes in order to finance the cash portion of the merger consideration to be paid to Community shareholders and for other working capital purposes. The exact terms of the securities will not be determined until shortly before the offering is to be consummated.

Widmann, Siff & Co., Inc.

On August 1, 2007, Susquehanna acquired Widmann, Siff & Co. Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff had more that $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements.

The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

Amortized costs and fair values of securities were as follows:

	September 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government agencies	$475,927	$479,262	$512,192	$509,872
State & municipal	36,396	35,555	27,369	27,141
Mortgage-backed	888,251	882,020	730,873	714,747
Other debt securities	72,287	65,472	72,368	72,282
Equities	86,708	86,399	73,393	73,378

	1,559,569	1,548,708	1,416,195	1,397,420
Held-to-maturity:
State & municipal	4,840	4,840	6,146	6,146

Total investment securities	$1,564,409	$1,553,548	$1,422,341	$1,403,566

Gross realized gains and gross realized losses on investment securities transactions are summarized below:

Available- for-Sale
For the three months ended September 30, 2007
Gross gains	$0
Gross losses	0

Net losses	$0

For the three months ended September 30, 2006
Gross gains	$123
Gross losses	(33)

Net gains	$90

For the nine months ended September 30, 2007
Gross gains	$93
Gross losses	(11,834)

Net losses	$(11,741)

For the nine months ended September 30, 2006
Gross gains	$1,022
Gross losses	(1,017)

Net gains	$5

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	September 30, 2007	December 31, 2006
Commercial, financial, and agricultural	$1,189,156	$978,522
Real estate - construction	1,040,852	1,064,452
Real estate secured - residential	1,268,434	1,147,741
Real estate secured - commercial	1,618,789	1,577,534
Consumer	296,206	313,848
Leases	429,446	478,900

Total loans and leases	$5,842,883	$5,560,997

Leases held for sale (included in “Leases,” above)	$189,161	$226,637
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	$51,723	$17,473

Net investment in direct financing leases was as follows:

Minimum lease payments receivable	$347,658	$369,732
Estimated residual value of leases	138,897	172,477
Unearned income under lease contracts	(57,109)	(63,309)

Total leases	$429,446	$478,900

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

An analysis of impaired loans, as of September 30, 2007 and December 31, 2006, is as follows:

Impaired loans without a related reserve	$7,162	$11,468
Impaired loans with a reserve	9,081	8,620

Total impaired loans	$16,243	$20,088

Reserve for impaired loans	$1,945	$1,877

An analysis of impaired loans, for the three months and nine months ended September 30, 2007 and 2006, is as follows:

	Three Months Ended September 30,
	2007	2006
Average balance of impaired loans	$15,435	$9,232
Interest income on impaired loans (cash-basis)	39	52

	Nine Months Ended September 30,
	2007	2006
Average balance of impaired loans	$17,722	$8,382
Interest income on impaired loans (cash-basis)	41	123

NOTE 5. Borrowings

Short-term borrowings were as follows:

	September 30, 2007	December 31, 2006
Securities sold under repurchase agreements	$291,612	$249,728
Federal funds purchased	195,515	150,000
Treasury tax and loan notes	1,872	2,236

Total short-term borrowings	$488,999	$401,964

Long-term debt was as follows:
Subordinated notes due November, 2012	$75,000	$75,000
Subordinated notes due May, 2014	75,000	75,000
Other	28	36
Junior subordinated notes callable 2007	21,980	22,244
Junior subordinated notes callable 2011	50,000	50,000

Total long-term debt	$222,008	$222,280

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006.

	For the three months ended September 30
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$19,893	52,174	$0.38	$25,241	51,803	$0.49
Effect of Diluted Securities:
Stock options and restricted shares outstanding		47			123

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$19,893	52,221	$0.38	$25,241	51,926	$0.49

For the three months ended September 30, 2007 and 2006, average options to purchase 1,657 and 997 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	For the nine months ended September 30
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$50,437	52,132	$0.97	$62,283	49,809	$1.25
Effect of Diluted Securities:
Stock options and restricted shares outstanding		76			140

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$50,437	52,208	$0.97	$62,283	49,949	$1.25

For the nine months ended September 30, 2007 and 2006, average options to purchase 1,657 and 997 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

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

The fair value of $4.08 for each of the 2007 options and $4.24 for each of the 2006 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2007	2006
Volatility	20.59%	21.44%
Expected dividend yield	4.00%	3.80%
Expected term (in years)	6.5	6.0
Risk-free rate	4.44%	4.30%

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended September 30
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$927	$1,086	$26	$16	$138	$111
Interest cost	1,137	1,070	56	55	148	113
Expected return on plan assets	(1,762)	(1,573)	0	0	0	0
Amortization of prior service cost	9	(10)	31	31	28	23
Amortization of transition obligation (asset)	(2)	(17)	0	0	28	28
Amortization of net actuarial (gain) or loss	13	217	15	22	33	11

Net periodic benefit cost	$322	$773	$128	$124	$375	$286

	Nine months ended September 30
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$3,091	$3,032	$78	$48	$414	$313
Interest cost	3,433	3,116	164	165	444	328
Expected return on plan assets	(5,280)	(4,579)	0	0	0	0
Amortization of prior service cost	23	(30)	93	93	84	55
Amortization of transition obligation (asset)	(2)	(51)	0	0	84	84
Amortization of net actuarial (gain) or loss	81	651	37	66	99	33

Net periodic benefit cost	$1,346	$2,139	$372	$372	$1,125	$813

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $122 to its pension plan and $328 to its other postretirement benefit plan in 2007. As of September 30, 2007, $92 of contributions have been made to its pension plans, and $230 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $30 to fund its pension plan in 2007 for a total of $122, and $98 to its other postretirement benefit plan for a total of $328.

NOTE 9. Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $131,524. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2007, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was ($633).

Beginning in April 2006, Susquehanna entered into amortizing interest rate swaps with an aggregate notional amount of $266,866. For purposes of Susquehanna’s consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions were subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On February 8, 2007, the swaps were terminated. On February 14, 2007, the forecasted sales of auto leases occurred, and the ($202) loss reported in accumulated other comprehensive income at December 31, 2006, was reclassified to gain on sale of loans and leases.

In June 2005, Susquehanna entered into two $25,000 interest rate swaps to hedge the interest rate risk exposure on $50,000 of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in cash flow attributable to changes in the LIBOR swap rate. At September 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income was $336.

The following table summarizes our derivative financial instruments at September 30, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
$131,524	$(974)	One-month LIBOR	4.571% to 5.206%
25,000	178	Three-month LIBOR	3.935%
25,000	339	Three-month LIBOR	4.083%

$181,524	$(457)

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

2002 Revolving Transaction

In July 2007, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $33,397 in lease receivables.

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

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Nine Months Ended Sept 30
					Net Credit Losses (Recoveries)
	Sept 30, 2007	December 31, 2006	Sept 30, 2007	December 31, 2006	2007	2006
Loans and leases held in portfolio	$5,842,883	$5,560,997	$79,147	$98,242	$10,303	$4,277
Leases securitized	573,118	618,902	1,335	1,023	314	146
Home equity loans securitized	355,616	463,266	842	2,620	52	0
Leases serviced for others (1)	72,406	210,386	936	1,054	(122)	(41)

Total loans and leases serviced	$6,844,023	$6,853,551	$82,260	$102,939	$10,547	$4,382

(1)	Amounts at September 30, 2007 include agency arrangements. Amounts at December 31, 2006 include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006
Automobile Leases
Proceeds from securitizations	$0	$0	$252,493	$302,887
Amounts derecognized	0	0	300,414	356,140
Servicing fees received	1,593	2,181	5,667	6,585
Other cash flows received from retained interests	11,190	8,745	19,083	21,582

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006
Home Equity Loans
Proceeds from securitizations	$0	$338,597	$0	$338,597
Amounts derecognized	0	351,150	0	351,150
Additional draws conveyed to the trusts	13,850	15,267	46,342	44,014
Servicing fees received	387	331	1,273	849
Other cash flows received from retained interests	1,779	0	6,019	0

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2007 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

As of September 30, 2007

	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)

Automobile Leases
2007 transaction - Interest-Only Strip	$2,592	16	3.60%	0.05%	7.79%
Decline in fair value of 10% adverse change			$0	$15	$21
Decline in fair value of 20% adverse change			1	30	41

2006 transaction - Interest-Only Strip	$1,094	8	4.00%	0.05%	7.83%
Decline in fair value of 10% adverse change			$1	$6	$5
Decline in fair value of 20% adverse change			3	12	11

2005 transaction - Interest-Only Strip	$502	4	3.00%	0.05%	7.68%
Decline in fair value of 10% adverse change			$0	$1	$1
Decline in fair value of 20% adverse change			0	1	3

2004 revolving transaction - Interest-Only Strip	$79	6	6.00%	0.00%	5.13%
Decline in fair value of 10% adverse change			$0	$0	$0
Decline in fair value of 20% adverse change			0	0	0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
Home Equity Loans
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,226	43	15.00	0.04%	10.00%
Decline in fair value of 10% adverse change			$266	$21	$225
Decline in fair value of 20% adverse change			515	42	435

Variable-rate portion	$2,832	20	45.00	0.06%	10.00%
Decline in fair value of 10% adverse change			$203	$7	$62
Decline in fair value of 20% adverse change			381	13	122

2005 transaction - Interest-Only Strips	$7,673	22	40.00	0.06%	10.00%
Decline in fair value of 10% adverse change			$425	$12	$166
Decline in fair value of 20% adverse change			803	23	323

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

In the quarter ended September 30, 2007, Susquehanna’s monthly analysis of the cash flows associated with securitized assets indicated that the fixed-rate home equity loans included in the 2006 Home Equity securitization were experiencing faster than expected prepayments. Accordingly, the constant prepayment rate associated with these fixed-rate loans was increased from 10% to 15%, which approximates actual current experience. As a result, a $1,200 other-than-temporary impairment charge was recognized. Susquehanna did not identify adverse cash flows associated with its other securitized prime loans and leases.

As of September 30, 2007, and subsequent to the evaluation of adverse cash flows resulting in the other-than-temporary impairment charges on the fixed-rate home equity loans, the deterioration in the credit markets resulted in significant widening of yields associated with mortgage-related financial instruments. This deterioration prompted Susquehanna to re-evaluate the discount rates that were being utilized to calculate the fair value of the interest-only strips for all of its securitization transactions. This evaluation required Susquehanna to increase its discount rates, from a range of 4.25% to 6.60% as of June 30, 2007, to a range of 5.13% to 10.00% as of September 30, 2007, to reflect current market conditions and estimated fair values of these instruments. Susquehanna’s evaluation included consideration of actual historical cash flows of the underlying loans and leases and current yields on financial instruments with risk attributes similar to the underlying loans and leases. Susquehanna’s securitized loans and leases were originated in our market and do not contain exposure to sub-prime or alternative documentation (commonly referred to as “Alt-A”) loans and leases.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann; our ability to consummate the Community acquisition and to complete an offering of securities to finance the cash portion of the merger consideration; and our ability to achieve our 2007 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Bank DV and subsidiaries, Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”).

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

Executive Commentary

Updated Financial Goals for 2007

Our updated financial goals for 2007, excluding the Community Banks acquisition expected to be completed in November of 2007 and associated one-time costs and excluding the second quarter investment loss from the restructuring program (for information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q), are as follows:

	Previously Published Goal	Updated Goal
Net interest margin	3.67%	3.67%
Loan growth (adjusted for securitizations)	12.0%	12.0%
Deposit growth	5.0%	4.0%
Noninterest income growth	(5.0)%	(6.0)%
Noninterest expense growth	1.2%	1.0%
Tax rate	30.3%	29.7%

These financial goals include only one securitization in 2007, which already has occurred in the first quarter. The home-equity-loan securitization planned for the fourth quarter is no longer being considered due to our improved liquidity position resulting from our anticipated acquisition of Community Banks and our charter change for Susquehanna Bank DV as we moved from the Federal Home Loan Bank of New York to the Federal Home Loan Bank of Pittsburgh. The move to the Federal Home Loan Bank of Pittsburgh increased our borrowing capacity as its collateral verification standards are less limiting than those at the Federal Home Loan Bank of New York.

Acquisitions

Community Banks, Inc.

On May 1, 2007, we announced the signing of a definitive merger agreement pursuant to which we will acquire Community Banks, Inc. in a stock and cash transaction valued at approximately $860.0 million. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock that they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. On October 2, 2007, the shareholders of both Community and Susquehanna approved the merger transaction. Pending the expected regulatory approvals and the satisfaction of other closing conditions, the consummation of the merger is expected to occur on or about November 16, 2007. The acquisition will be accounted for under the purchase method in accordance with FAS No. 141, “Business Combinations.”

Widmann, Siff & Co., Inc.

On August 1, 2007, we acquired Widmann, Siff & Co., Inc., and investment advisory firm in Radnor, Pa. Widmann, Siff had more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Widmann, Siff was considered immaterial for purpose of the disclosures required by FAS No. 141, “Business combinations.”

Minotola National Bank

On April 21, 2006, we acquired Minotola National Bank in a stock and cash transaction valued at approximately $172 million. The acquisition of Minotola, with total assets of $607 million and fourteen branch locations, has significantly enhanced our presence in the high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

The acquisition of Minotola was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Results of Operations

Summary of 2007 Compared to 2006

Net income for the third quarter of 2007 was $19.9 million, a decrease of $5.3 million, or 21.2%, over net income of $25.2 million for the third quarter of 2006. Net interest income decreased 1.6%, to $66.1 million for the third quarter of 2007, from $67.1 million for the third quarter of 2006. Noninterest income decreased 22.5%, to $30.3 million for the third quarter of 2007, from $39.1 million for the third quarter of 2006. Noninterest expenses decreased 1.2%, to $66.1 million for the third quarter of 2007, from $66.9 million for the third quarter of 2006.

Results for the third quarter of 2006 include a pre-tax gain of $8.2 million that we recognized in a home-equity-loan securitization. There were no securitization transactions in the third quarter of 2007.

Net income for the first nine months of 2007 was $50.4 million, a decrease of $11.8 million, or 19.0%, over net income of $62.3 million for the first nine months of 2006. Net interest income decreased 0.2%, to $192.6 million for the first nine months of 2007, from $193.0 million for the first nine months of 2006. Noninterest income decreased 17.1%, to $83.7 million for the first nine months of 2007, from $101.0 million for the first nine months of 2006. Noninterest expenses increased 1.0%, to $198.3 million for the first nine months of 2007, from $196.2 million for the first nine months of 2006.

Results for the nine-month period ended September 30, 2007 were significantly affected by an investment portfolio restructuring in June 2007 which created a pre-tax loss of $11.8 million. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition—Securities Available for Sale” in this Quarterly Report on Form 10-Q.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Diluted Earnings per Share	$0.38	$0.49	$0.97	$1.25
Return on Average Assets	0.93%	1.21%	0.81%	1.05%
Return on Average Equity	8.39%	10.99%	7.16%	9.73%
Return on Average Tangible Equity (1)	13.83%	18.32%	11.81%	15.58%
Efficiency Ratio	67.97%	62.54%	71.14%	66.32%
Efficiency Ratio excluding Hann (1)	65.27%	57.40%	68.80%	60.99%
Net Interest Margin	3.64%	3.76%	3.66%	3.80%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is return on average equity which is calculated using GAAP- based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Return on average equity (GAAP basis)	8.39%	10.99%	7.16%	9.73%
Effect of excluding average intangible assets and related amortization	5.44%	7.33%	4.65%	5.85%
Return on average tangible equity	13.83%	18.32%	11.81%	15.58%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is efficiency ratio which is calculated using GAAP-based amounts. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effects of our auto leasing subsidiary, Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Efficiency ratio (GAAP basis)	67.97%	62.54%	71.14%	66.32%
Effect of excluding Hann	2.70%	5.14%	2.34%	5.33%
Efficiency ratio excluding Hann	65.27%	57.40%	68.80%	60.99%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended September 30, 2007			For the Three-Month Period Ended September 30, 2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$92,110	$1,019	4.39	$78,232	$966	4.90
Investment securities:
Taxable	1,444,726	18,672	5.13	1,274,232	13,709	4.27
Tax-advantaged	41,487	655	6.26	17,992	295	6.51

Total investment securities	1,486,213	19,327	5.16	1,292,224	14,004	4.30

Loans and leases, (net):
Taxable	5,618,807	106,455	7.52	5,696,372	107,835	7.51
Tax-advantaged	93,359	1,737	7.38	89,303	1,675	7.44

Total loans and leases	5,712,166	108,192	7.51	5,785,675	109,510	7.51

Total interest-earning assets	7,290,489	$128,538	6.99	7,156,131	$124,480	6.90

Allowance for loan and lease losses	(61,900)			(62,017)
Other non-earning assets	1,237,046			1,182,023

Total assets	$8,465,635			$8,276,137

Liabilities
Deposits:
Interest-bearing demand	$2,097,339	$15,119	2.86	$1,866,568	$13,780	2.93
Savings	430,305	869	0.80	517,312	1,548	1.19
Time	2,565,452	30,128	4.66	2,518,686	26,981	4.25
Short-term borrowings	464,610	5,033	4.30	373,462	4,267	4.53
FHLB borrowings	620,809	7,106	4.54	648,835	6,811	4.16
Long-term debt	222,026	3,372	6.03	222,509	3,272	5.83

Total interest-bearing liabilities	6,400,541	$61,627	3.82	6,147,372	$56,659	3.66

Demand deposits	880,724			982,026
Other liabilities	243,810			235,919

Total liabilities	7,525,075			7,365,317
Equity	940,560			910,820

Total liabilities and shareholders’ equity	$8,465,635			$8,276,137

Net interest income / yield on average earning assets		$66,911	3.64		$67,821	3.76

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2007			For the Nine-Month Period Ended September 30, 2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$91,851	$3,411	4.97	$75,581	$2,551	4.51
Investment securities:
Taxable	1,429,643	51,799	4.84	1,240,745	38,855	4.19
Tax-advantaged	40,323	1,905	6.32	18,169	854	6.28

Total investment securities	1,469,966	53,704	4.88	1,258,914	39,709	4.22

Loans and leases, (net):
Taxable	5,471,681	309,576	7.56	5,431,832	298,207	7.34
Tax-advantaged	89,457	4,998	7.47	82,182	4,427	7.20

Total loans and leases	5,561,138	314,574	7.56	5,514,014	302,634	7.34

Total interest-earning assets	7,122,955	$371,689	6.98	6,848,509	$344,894	6.73

Allowance for loan and lease losses	(62,424)			(58,546)
Other non-earning assets	1,228,005			1,107,726

Total assets	$8,288,536			$7,897,689

Liabilities
Deposits:
Interest-bearing demand	$2,102,416	$47,982	3.05	$1,812,671	$36,640	2.70
Savings	453,234	2,922	0.86	498,421	3,494	0.94
Time	2,509,837	86,814	4.62	2,381,654	71,295	4.00
Short-term borrowings	390,149	12,805	4.39	323,972	9,955	4.11
FHLB borrowings	532,404	16,236	4.08	655,763	19,824	4.04
Long-term debt	222,114	9,955	5.99	202,843	8,860	5.84

Total interest-bearing liabilities	6,210,154	$176,714	3.80	5,875,324	$150,068	3.41

Demand deposits	897,463			943,239
Other liabilities	239,090			223,571

Total liabilities	7,346,707			7,042,134
Equity	941,829			855,555

Total liabilities and shareholders’ equity	$8,288,536			$7,897,689

Net interest income / yield on average earning assets		$194,975	3.66		$194,826	3.80

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $66.1 million for the third quarter of 2007, as compared to $67.1 million for the same period in 2006. For the nine months ended September 30, 2007, net interest income decreased to $192.6 million, as compared to $193.0 million for the same period in 2006.

Net interest income as a percentage of net interest income plus noninterest income was 68.6% for the quarter ended September 30, 2007, and 63.2% for the quarter ended September 30, 2006. Net interest income as a percentage of net interest income plus noninterest income was 69.7% for the nine months ended September 30, 2007, and 65.6% for the nine months ended September 30, 2006.

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

The $1.1 million decrease in our net interest income for the third quarter of 2007, as compared to the third quarter of 2006, was primarily the result of a decrease in net interest margin. Our net interest margin declined from 3.76% for the third quarter of 2006, to 3.64% for the third quarter of 2007. This decrease in net interest margin was primarily due to an increased volume of average interest-bearing liabilities, a 16 basis point increase in rates paid on the average balances of those interest-bearing liabilities, and a $101.3 million decrease in noninterest-bearing demand deposits. The 16-basis-point increase in rates paid on average balances of interest-bearing liabilities was partially offset by a 9-basis-point increase in yields on average interest-earning assets. The decrease in net interest margin was partially offset by a $134.4 million increase in average interest-earning assets.

The $0.4 million decrease in our net interest income for the first nine months of 2007, as compared to the first nine months of 2006, was primarily the result of a decrease in our net interest margin. Our net interest margin declined from 3.80% for the first nine months of 2006, to 3.66% for the first nine months of 2007. This decrease in net interest margin was primarily due to a 39 basis point increase in rates paid on average interest-bearing liabilities and a $45.8 million decrease in noninterest-bearing demand deposits. The 39 basis point increase in rates paid on average balances on interest-bearing liabilities was partially offset by a 25 basis point increase in yields on average interest-earning assets. The decrease in net interest margin was partially offset by a $274.4 million increase in average interest-earning assets.

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

As illustrated in Table 2, the provision for loan and lease losses was $2.4 million for the third quarter of 2007, and $2.2 million for the third quarter of 2006. The provision for loan and lease losses was $6.3 million for the first nine months of 2007, and $6.2 million for the first nine months of 2006.

Net charge-offs for the third quarter of 2007 increased to $5.6 million, or 0.39% of average loans and leases when compared to net charge-offs for the third quarter of 2006 of $1.2 million, or 0.08% of average loans and leases. Our historic normal range for net charge-offs as a percentage of average loans and leases is between 0.15% and 0.25%. Net charge-offs for the third quarter of 2007 included a $2.5 million charge-off on a commercial real estate credit in Pennsylvania. Net charge-offs for the first nine months of 2007 were $10.3 million, or 0.25% of average loans and leases, which is within our historic range.

The allowance for loan and lease losses was 1.00% of period-end loans and leases, or $58.7 million at September 30, 2007; 1.13% of period-end loans and leases, or $62.6 million, at December 31, 2006; and 1.11% of period-end loans and leases, or $61.1 million, at September 30, 2006.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable loan and lease losses at September 30, 2007. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at September 30, 2007.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance - Beginning of period	$61,871	$60,138	$62,643	$53,714
Additions through acquisition	0	0	0	5,514
Additions charged to operating expenses	2,414	2,241	6,347	6,191

	64,285	62,379	68,990	65,419

Charge-offs	(6,628)	(3,467)	(13,150)	(8,703)
Recoveries	1,030	2,230	2,847	4,426

Net charge-offs	(5,598)	(1,237)	(10,303)	(4,277)

Balance - Period end	$58,687	$61,142	$58,687	$61,142

Net charge-offs as a percent of average loans and leases (annualized)	0.39%	0.08%	0.25%	0.10%
Allowance as a percent of period-end loans and leases	1.00%	1.11%	1.00%	1.11%

Average loans and leases	$5,712,166	$5,785,675	$5,561,138	$5,514,014
Period-end loans and leases	5,842,883	5,517,513	5,842,883	5,517,513

Noninterest Income

Third Quarter 2007 Compared to Third Quarter 2006

Noninterest income, as a percentage of net interest income plus noninterest income, was 31.4% for the third quarter of 2007, and 36.8% for the third quarter of 2006.

Noninterest income decreased $8.8 million, or 22.5%, for the third quarter of 2007, over the third quarter of 2006. This net decrease was composed primarily of the following:

•	Decreased vehicle origination, servicing, and securitization fees of $1.6 million and

•	Decreased gains on sale of loans and leases of $7.8 million.

Vehicle origination, servicing, and securitization fees. The 29.8% decrease was the result of a decrease in vehicle lease originations and managed balances due to significant competition from the captive finance companies.

Gains on sale of loans and leases. During the third quarter of 2006, we recognized an $8.2 million gain in a home-equity-loan securitization. There were no securitization transactions during the third quarter of 2007.

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

Noninterest income, as a percentage of net interest income plus noninterest income, was 30.3% for the nine-month period ended September 30, 2007, and 34.4% for the nine-month period ended September 30, 2006.

Noninterest income decreased $17.3 million, or 17.1%, for the nine-month period ended September 30, 2007, over the comparable period in 2006. This net decrease was composed primarily of the following:

•	Increased service charges on deposit accounts of $1.8 million;

•	Decreased vehicle origination, servicing, and securitization fees of $2.8 million;

•	Decreased gains on sale of loans and leases of $7.6 million; and

•	Increased net realized losses on securities of $11.7 million.

Service charges on deposit accounts. The 9.2% increase was the result of improvements initiated in the second quarter of 2006 relating to the processing of customer overdrafts and the inclusion of Minotola operations for the entire nine months of 2007 as opposed to approximately five months in 2006. (Minotola was acquired on April 21, 2006.)

Vehicle origination, servicing, and securitization fees. The 19.5% decrease was the result of a decrease in vehicle lease originations and managed balances due to significant competition from the captive finance companies.

Gains on sale of loans and leases. During the first nine months of 2006, we recognized gains totaling $10.2 million on the sales of loans and leases in two securitization transactions. During the first nine months of 2007, we recognized a gain of $2.8 million in one securitization transaction.

Net realized losses on securities. The increase was a direct result of our investment portfolio restructuring that occurred in June 2007. The restructuring involved the sale of $233.0 million in available-for-sale securities, or approximately 16.0% of our total investment portfolio. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition - Securities Available for Sale” in this Quarterly Report on Form 10-Q.

Noninterest Expenses

Third Quarter 2007 Compared to Third Quarter 2006

Noninterest expenses decreased $0.8 million, or 1.2%, from $66.9 million for the third quarter of 2006, to $66.1 million for the third quarter of 2007. This net decrease was composed primarily of the following:

•	Increased salaries and employee benefits of $2.4 million;

•	Decreased vehicle lease disposal expenses of $0.9 million; and

•	Decreased other expenses of $3.0 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 7.1% for the third quarter of 2007, as compared to the third quarter of 2006. This increase was primarily the result of normal annual salary increases and higher benefit costs.

Vehicle lease disposal. The 22.4% decrease primarily was the result of increased efficiencies at the reconditioning center and lower residual guarantee expense.

Other expense. The 15.7% decrease primarily was due to the elimination of monthly rental expense as a result of a termination of the sale-leaseback transaction on January 12, 2007, which is described below under the heading “Financial Condition – Loans and Leases.”

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

Noninterest expenses increased $2.0 million, or 1.0%, from $196.2 million for the nine-month period ended September 30, 2006 to $198.3 million for the comparable period in 2007. This net increase was composed primarily of the following:

•	Increased salaries and employee benefits of $9.0 million;

•	Increased occupancy expense of $1.8 million;

•	Decreased advertising and marketing expenses of $0.8 million;

•	Decreased vehicle lease disposal expenses of $1.6 million; and

•	Decreased other expenses of $7.2 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased 9.4% for the first nine months of 2007, as compared to the first nine months of 2006. This increase was primarily the result of the inclusion of Minotola operations for the entire nine months in 2007 as opposed to approximately five months in 2006, normal annual salary increases, and higher benefit costs.

Occupancy. The 11.4% increase primarily was the result of the inclusion of Minotola operations for the entire nine months in 2007 as opposed to approximately five months in 2006.

Advertising and marketing. The 11.0% decrease was primarily the result of a reduction in our advertising budget for 2007 as compared to 2006.

Vehicle lease disposal. The 14.6% decrease primarily was the result of increased efficiencies at the reconditioning center and lower residual guarantee expense.

Other expense. The 12.6% decrease primarily was due to the elimination of monthly rental expense as a result of a termination of the sale-leaseback transaction on January 12, 2007, which is described below under the heading “Financial Condition – Loans and Leases.”

Income Taxes

Our effective tax rate for the third quarter of 2007 was 28.67%. Our effective tax rate for the third quarter of 2006 was 32.00%. The decrease is due to an increase in tax-advantaged income and projected federal income tax credits.

Our effective tax rate for the first nine months of 2007 was 29.64%. Our effective tax rate for the first nine months of 2006 was 32.00%. The decrease is due to an increase in tax-advantaged income and an increase in projected federal income tax credits.

Financial Condition

Summary of September 30, 2007 Compared to December 31, 2006

Total assets at September 30, 2007 were $8.7 billion, an increase of 6.1%, as compared to total assets at December 31, 2006. Total deposits increased to $6.0 billion at September 30, 2007, from $5.9 billion at December 31, 2006. Equity capital was $942.2 million at September 30, 2007, or $18.05 per share, compared to $936.3 million, or $17.98 per share, at December 31, 2006.

On September 5, 2007, our board of directors declared a fourth quarter dividend of $0.26 per share on our common stock, payable on November 20, 2007 to shareholders of record at November 1, 2007. Historically, fourth quarter dividends have been declared in October. As a result, at September 30, 2007, our equity capital was reduced by $13.6 million.

Securities Available for Sale

Securities available for sale increased $151.3 million from December 31, 2006 to September 30, 2007. The increase occurred because, as part of our investment management strategy, we purchased mortgage-backed securities in the third quarter of 2007 to replace securities that will be maturing in the short-term as we expect interest rates to decline further in the fourth quarter of 2007.

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

Loans and Leases

Loans and leases increased $281.9 million, from December 31, 2006 to September 30, 2007. The increase primarily occurred in the commercial, financial, and agricultural category, as loan demand is still solid in our market area.

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

Risk Assets

While total nonperforming assets increased $1.5 million, from December 31, 2006 to September 30, 2007, Table 3 shows that there have been notable changes among the categories within nonperforming assets.

•

Nonaccrual loans and leases decreased, from $30.3 million at December 31, 2006 to $26.6 million at September 30, 2007. The net decrease primarily was the result of the transfer of two credits totaling $9.3 million from nonaccrual status to other real estate owned, offset by two other credits totaling $4.5 being placed on nonaccrual status.

•

Restructured loans decreased, from $5.4 million at December 31, 2006, to $1.9 million at September 30, 2007 due to the reclassification to performing status in the first quarter of 2007 of a loan included in restructured debt at December 31, 2006.

•

Other real estate owned increased, from $1.5 million at December 31, 2006, to $10.3 million at September 30, 2007. This increase primarily was the result of the transfer of the two credits mentioned above from nonaccrual status to other real estate owned. Before the transfer, these two credits were charged-down by $3.5 million.

We also anticipate that a $12.0 million construction loan may move to nonaccrual status in the fourth quarter of 2007. Our current valuation of the collateral supporting this credit is sufficient to cover the principal balance.

Recently, there has been significant turmoil in the sub-prime mortgage market. As a result of our underwriting guidelines, our home equity loan and auto lease securitizations do not contain sub-prime exposure. Our retained interests in these transactions are comprised of loans originated in our geographic market area. In addition, our investment and loan portfolios do not include exposure to sub-prime or Alt-A programs.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - Risk Assets

	September 30, 2007	December 31, 2006	September 30, 2006
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases	$26,556	$30,325	$21,176
Restructured loans	1,867	5,376	2,295
Other real estate owned	10,331	1,544	2,085

Total nonperforming assets	$38,754	$37,245	$25,556

As a percent of period-end loans and leases plus other real estate owned	0.66%	0.67%	0.46%
Coverage ratio	206.48%	175.47%	260.50%
Loans and leases contractually past due 90 days and still accruing	$9,459	$9,364	$16,853

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in February 2007, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $47.9 million, representing notes and equity certificates of the issuer.

Deposits

While total deposits increased 1.7%, from $5.9 billion at December 31, 2006, to $6.0 billion at September 30, 2007, noninterest-bearing deposits decreased 7.5%, from $959.7 million at December 31, 2006, to $887.7 million at September 30, 2007. Interest-bearing demand deposits increased by 2.5%, from $2.0 billion at December 31, 2006, to $2.1 billion at September 30, 2007. If this trend continues in 2007, we anticipate that our net interest margin could be negatively impacted in future quarters.

Borrowings

Short-term borrowings increased 21.7%, from $402.0 million at December 31, 2006, to $489.0 million at September 30, 2007, and FHLB borrowings increased 50.5%, from $528.7 million to $795.5 million during the same timeframe. These increases are due to fact that the increase in total deposits has been insufficient to support our growth in loans and leases. In addition, securities available for sale increased by $151.3 million, from December 31, 2006, to September 20, 2007, because we purchased securities in the third quarter of 2007 to replace those that will be maturing in the short term.

We anticipate offering up to $150 million in capital efficient notes during the fourth quarter of 2007 to finance the cash portion of the merger consideration to be paid to CommunityBanks’ shareholders and for other working capital purposes. We may increase the size of the trust preferred offering, depending upon existing market conditions, to raise proceeds for additional working capital and general corporate purposes. The exact terms of the trust preferred securities will not be determined until shortly before the offering is to be consummated.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2007, was 8.93%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at September 30, 2007, was 11.72%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2007, was 8.26%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of September 30, 2007	As of September 30, 2006
	(dollars in thousands)
Lease Securitization Transactions*	$573,118	$688,665
Home Equity Loan Securitization Transactions*	355,616	504,226
Agency Arrangements and Lease Sales*	72,406	169,688
Sale-Leaseback Transaction*	0	78,705
Leases and Loans Held in Portfolio	5,842,883	5,517,513

Total Leases and Loans Serviced	$6,844,023	$6,958,797

*	Off-balance-sheet

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

During the third quarter of 2006, we notified the Lessor of our intention to exercise the early buyout option, and the transaction was terminated January 12, 2007. The early buyout option price was $93.7 million and was comprised of $78.4 million of beneficial interests in automobile leases and related vehicles and payment of $15.3 million in cash, which had been recognized in other operating expense in prior years. A significant portion of the automobile leases and related vehicles that Hann acquired in conjunction with the early buyout option was sold to our banking subsidiaries and included in the vehicle lease securitization transaction that closed February 14, 2007.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2007, our bank subsidiaries had approximately $727.9 million available to them under collateralized lines of credit with various FHLBs; and approximately $1.3 billion more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $110.5 million at September 30, 2007 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 300 basis point shock and an up 300 basis point shock. At September 30, 2007, we were slightly liability-sensitive and should benefit if interest rates decline.

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate notional amount of $131.5 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2007, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $0.6 million.

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

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At September 30, 2007, the unrealized gain, net of taxes, recorded in accumulated other comprehensive income totaled $0.3 million.

The following table summarizes our derivative financial instruments as of September 30, 2007:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(dollars in thousands)
$131,524	$(974)	One-month LIBOR	4.571% to 5.206%
25,000	178	Three-month LIBOR	3.935%
25,000	339	Three-month LIBOR	4.083%

$181,524	$(457)

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

The merger agreement for the pending Community Banks, Inc. merger contains conditions that, if not satisfied or waived, would result in the merger not occurring. These conditions include, among others:

•	the continued accuracy of the representations and warranties contained in the merger agreement;

•	the performance by each party of its obligations under the merger agreement; and

•	the listing of such stock for trading on the NASDAQ Stock Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna and Community Banks, Inc. is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, filed August 10, 2007

3.1	Amended and Restated By-laws of Susquehanna are incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed October 19, 2007

10.1	Employment Agreement, dated July 25, 2007, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.2	Employment Agreement, dated July 25, 2007, between Susquehanna and James G. Pierne is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.3	Employment Agreement, dated July 25, 2007, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.4	Description of cash bonus payable to Bernard A. Francis, Jr. is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed August 22, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 8, 2007	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

November 8, 2007	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger between Susquehanna and Community Banks, Inc. is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, filed August 10, 2007

3.1	Amended and Restated By-laws of Susquehanna are incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed October 19, 2007

10.1	Employment Agreement, dated July 25, 2007, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.2	Employment Agreement, dated July 25, 2007, between Susquehanna and James G. Pierne is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.3	Employment Agreement, dated July 25, 2007, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007

10.4	Description of cash bonus payable to Bernard A. Francis, Jr. is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed August 22, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications