Form 10-K
period 2007-12-31
SUSQUEHANNA BANCSHARES INC
filed 2008-02-29
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-10674

Susquehanna Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2201716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
26 North Cedar St., Lititz, Pennsylvania	17543
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 626-4721

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $2.00 per share	The Nasdaq Stock Market, LLC
Susquehanna Capital I Capital Stock (and the Guarantee by Susquehanna Bancshares, Inc. with respect thereto)	New York Stock Exchange

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

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer   ☐        Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $975,664,083 as of June 29, 2007, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 22, 2008, was 85,951,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Susquehanna’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2008 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to three commercial banks, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company, a commercial finance company, and a vehicle leasing company. As of December 31, 2007, we had total assets of $13.1 billion, consolidated net loans and leases of $8.8 billion, deposits of $8.9 billion, and shareholders’ equity of $1.7 billion.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web site address is www.susquehanna.net. Our stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

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

Market Areas

Our Bank Subsidiaries

•

Susquehanna Bank DV operates primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey. The Pennsylvania state-chartered bank operates 48 banking offices.

•

Susquehanna Bank PA operates primarily in the central Pennsylvania market area, including Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Lycoming, Northumberland, Schuylkill, Snyder, Union, and York counties. The Pennsylvania state-chartered bank operates 123 banking offices.

•

Susquehanna Bank operates primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland; Berkeley County in West Virginia and Bedford and Franklin counties in Pennsylvania. The Maryland state-chartered bank operates 64 banking offices.

The following table sets forth information, for the year ended December 31, 2007, regarding our bank subsidiaries and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Pre-tax Income		Percent of Total
	(dollars in thousands)
Bank Subsidiaries:
Susquehanna Bank DV	$3,141,238	24.0%	$112,612	28.4%	$31,475		32.2%
Susquehanna Bank PA(2)	6,585,884	50.4	108,765	27.4	28,277		28.9
Susquehanna Bank	3,360,503	25.7	120,635	30.4	43,759		44.8
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	9,321	0.1	13,265	3.3	2,567		2.6
Valley Forge Asset Management Corp.	36,737	0.3	19,799	5.0	6,384		6.5
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	162,228	1.2	19,142	4.8	(2,987	)(3)	(3.1)
The Addis Group, LLC	46,997	0.4	12,595	3.2	2,101		2.1
Consolidation adjustments and other non-bank subsidiaries	(264,914)	(2.1)	(10,251)	(2.5)	(13,813	)(4)	(14.0)

TOTAL	$13,077,994	100.0%	$396,562	100.0%	$97,763		100.0%

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Trust & Investment Company, a wholly owned subsidiary. Includes the effects of the Community Bank, Inc. acquisition on November 16, 2007.
(3)

Does not include incremental benefits to the banks for loans and leases originated by Hann. When these benefits, not recorded on Hann’s books, are taken into consideration, Hann’s pre-tax income for 2007 would have been $5.0 million. The corresponding reduction in pre-tax income in the bank subsidiaries would have been as follows: Susquehanna Bank DV—$3.2 million; Susquehanna Bank PA—$2.5 million; and Susquehanna Bank—$2.3 million.

(4)	Primarily the parent company’s unallocated expenses.

As of December 31, 2007, non-interest income represented 30.4% of our total revenue. Bank subsidiaries contributed 51.1% of total non-interest income, and non-bank affiliates 48.9% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.19% of total average loans and leases.

As of December 31, 2007, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$1,781,981	20.4%
Real estate – construction	1,292,953	14.8
Real estate secured – residential	2,151,923	24.6
Real estate secured – commercial	2,661,841	30.3
Consumer	411,159	4.7
Leases	451,733	5.2

Total loans and leases	$8,751,590	100.0%

As of December 31, 2007, core deposits funded 70.2% of our lending and investing activities. The following chart reflects the total loans and deposits of our banks and their subsidiaries as of December 31, 2007:

	Loans and Leases	Percent of Total	Deposits	Percent of Total
	(dollars in thousands)
Susquehanna Bank DV	$2,135,510	24.4%	$1,994,792	22.3%
Susquehanna Bank PA	4,218,364	48.3	4,541,611	50.7
Susquehanna Bank	2,484,684	28.4	2,414,134	27.0
Consolidation and elimination adjustments	(100,000)	(1.1)	0	0

Total	$8,738,558	100.0%	$8,950,537	100.0%

Our Non-bank Subsidiaries. Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as our bank subsidiaries. The Addis Group, LLC operates primarily in southeastern Pennsylvania, southern New Jersey, and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, eastern Pennsylvania, and southeastern New York. Susquehanna Commercial Finance, Inc. operates throughout the continental United States.

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

Products and Services

Our Bank Subsidiaries. Our commercial bank subsidiaries operate as an extensive branch network and maintain a strong market presence in our primary markets. They provide a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet banking services. They also provide a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank PA, provides traditional trust and custodial services, and acts as administrator, executor, guardian, and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and directly and through a subsidiary, retirement planning services. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services. Susquehanna Commercial Finance, Inc., a subsidiary of Susquehanna Bank DV, provides comprehensive commercial financing services.

Our Long-Term Strategy

We manage our business for sustained long-term growth and profitability. Our primary strategies are internal growth through expansion of our customer base in existing markets and external growth through acquisitions in selected markets. We focus on leveraging customer relationships through the cross-selling of a comprehensive range of financial services and products by a highly trained and motivated employee sales force. Our long-term strategic plan to enhance shareholder value has three main components: growing our business profitably through the specific methods mentioned above; building enduring relationships through sales and service; and focusing on risk management. Integrated into our strategic plan under these components are various company-wide initiatives we believe are important to achieving our plan, including technology, rewards, teamwork, training, communications, and organizational structure.

Mergers and Acquisitions

Widmann Siff. On August 1, 2007, we acquired Widmann, Siff & Co., Inc., an investment advisory firm located in Radnor, Pennsylvania. Widmann Siff has over $300 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. Widmann Siff is now a subsidiary of Valley Forge Asset Management Corp., which is part of Susquehanna’s wealth management family of companies.

Community. On November 16, 2007, we completed our acquisition of Community Banks, Inc. (“Community”) pursuant to an Amended and Restated Agreement of Plan of Merger dated July 25, 2007. Under the terms of the merger agreement, which was approved both by our shareholders and Community’s shareholders on October 2, 2007, we acquired Community by merging it with and into Susquehanna, with Susquehanna being the surviving corporation. In connection with the merger, Community’s shareholders had the opportunity to elect to receive either $34.00 in cash or 1.48 shares of our common stock for each share of Community common stock they owned. Community’s shareholders could elect to receive all cash, all Susquehanna common stock or a combination of cash and stock, subject to allocation procedures described in the merger agreement. Holders of options to purchase Community common stock were given the right to have their stock options cancelled for a cash payment for each share of Community stock that was subject to the option equal to the difference between $34.00 and the exercise price per share for such stock option. Community stock options that were not cancelled for a cash payment were assumed by us with appropriate adjustments (based on the exchange ratio of 1.48) to the number of our shares for which each option is exercisable and the exercise price for the option. The other terms of the options have not changed.

Stratton. On December 31, 2007, we entered into an agreement to acquire Stratton Holding Company, an investment management company with approximately $3 billion in assets under management.

Stratton Holding Company is the parent of Stratton Management Company, a privately owned investment management firm founded in 1972 and based in Plymouth Meeting, Pennsylvania. Stratton Management provides equity management of assets for institutions, pensions, endowments and high net worth individuals. It also manages and advises the Stratton Mutual Funds, including Stratton Small-Cap Value Fund, Stratton Multi-Cap Fund, and Stratton Monthly Dividend REIT Shares. Another subsidiary of Stratton, Semper Trust Company, is a Pennsylvania-chartered trust company.

Under the agreement, Stratton Holding will become a wholly-owned subsidiary of Susquehanna and part of the family of Susquehanna Wealth Management companies. The agreement is expected to bring our total assets under management and administration to approximately $9 billion.

The acquisition, which is subject to regulatory and other approvals, is expected to close in the second quarter of 2008.

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

Future Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. While any such acquisition may occur in any market area, the four major growth corridors that we are currently focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprising Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard, Carroll ,and Anne Arundel counties in Maryland;

•

the Greater Delaware Valley corridor, comprising Chester, Montgomery, Delaware, and Bucks counties in Pennsylvania, the City of Philadelphia, and Gloucester, Camden, Burlington, and Mercer counties in New Jersey;

•

the Interstate 81 corridor, comprising Franklin, Cumberland, and Adams counties in Pennsylvania, Washington and Frederick counties in Maryland, and Berkeley and Jefferson counties in West Virginia; and

•	the contiguous market area that would fill in between our current bank subsidiaries.

Employees

As of December 31, 2007, we had 2,974 full-time and 360 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services. We are subject to competition from less heavily regulated entities such as brokerage firms, money market funds, credit unions, consumer finance and credit card companies, and other financial services companies.

The Gramm-Leach-Bliley Act has liberalized many of the regulatory restrictions previously imposed on us, including our subsidiaries. Further legislative proposals are pending or may be introduced which could further affect the financial services industry. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such proposals would have on our competitive positions in our marketplace.

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

Our bank subsidiaries are also subject to regulation and supervision. Susquehanna Bank PA and Susquehanna Bank DV are Pennsylvania state banks subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Susquehanna Bank is a Maryland state bank subject to regulation and periodic examination by the Division of Financial Regulation of the Maryland Department of Labor, Licensing and Regulation and the Federal Reserve Board. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2007 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through our subsidiary banks, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), commercial financing through Susquehanna Commercial Finance, Inc., investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 91% of our gross revenues in 2007 and 89% of our gross revenues in 2007.

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

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the Gramm-Leach-Bliley Act (the “GLB Act”). As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future, other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, generally without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

The GLB Act also generally permits well-capitalized national banks and, if state law permits, well-capitalized state chartered banks, to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a non-bank subsidiary of the holding company. State chartered banks in Pennsylvania and Maryland are generally allowed to engage (with proper regulatory authorization) in activities that are permitted to national banks.

As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Federal Reserve Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve our full flexibility as an FHC. However, as an FHC, Susquehanna (unlike traditional bank holding companies) is permitted to undertake several new types of activities, and to acquire companies engaged in several additional kinds of activities, without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward. To preserve our FHC status, we must ensure that all of our insured depository institution subsidiaries remain well-capitalized and well-managed for regulatory purposes and earn “satisfactory” or better ratings on their periodic Community Reinvestment Act (“CRA”) examinations.

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

At December 31, 2007, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 9.23% and 11.31%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2007, our leverage ratio was 10.24%.

Our subsidiary depository institutions are all subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised any of our subsidiary institutions of any specific minimum leverage ratios applicable to such institutions.

The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision, a committee of central bankers and bank supervisors from the major industrialized countries. This body develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, it proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.

Effective April 1, 2008, the U.S. federal bank regulatory agencies have adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework will apply to organizations that (i) have consolidated assets of at least $250 billion, or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion, or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above, or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis.

Given the high thresholds noted above, Susquehanna is not expected to be required to apply Basel II in the foreseeable future. No determination has been made as to whether we will be eligible, and if so will elect, to apply Basel II at the first opportunity or at some future point. The U.S. federal bank regulatory agencies are expected in the spring of 2008 to release a separate proposal that will modify the existing Basel I framework applicable to the vast majority of U.S. banking organizations not required or electing to use the new Basel II program. The goal of this separate proposal will be to provide a more risk-sensitive capital regime for those organizations and to address concerns that the new Basel II framework would otherwise present significant competitive advantages for the largest participants in the U.S. banking industry.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2007, all of our depository institution subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Federal Deposit Insurance. Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate of between five and seven basis points with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates. Each of our bank subsidiaries presently is designated a Risk Category I institution.

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

Interstate Banking and Branching. Under the Pennsylvania Banking Code of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and the

Pennsylvania bank subsidiaries may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad. The banking laws of Maryland also extend to banks organized under their laws broad powers to operate out-of-state branch offices.

Substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies have been eliminated. In addition, the federal banking agencies are generally permitted to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Of the middle-Atlantic states, Pennsylvania and West Virginia have enacted legislation authorizing de novo branching by banks located in states offering reciprocal treatment to their institutions. Maryland and Ohio have as well, but without the reciprocity requirement. Delaware, New Jersey, and New York do not allow entry through full de novo branching by sister-state banks and require that they enter the state through mergers of established institutions. Liberalizing of the branching laws in recent years has had the effect of increasing competition within the markets in which we now operate.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is also licensed with the securities commissions of 27 states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 48 other states.

Privacy. Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including customers of the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The Act also requires institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.

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

Executive Officers

As of December 31, 2007, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	58	Chairman of the Board, President and Chief Executive Officer
Eddie L. Dunklebarger	54	Vice Chairman of the Board and Executive Vice President
Drew K. Hostetter	53	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	60	Executive Vice President and Chief Administrative Officer
Michael M. Quick	59	Executive Vice President and Chief Corporate Credit Officer
Gregory A. Duncan	52	Executive Vice President
James G. Pierné	56	Executive Vice President and Group Executive
Peter J. Sahd	48	Senior Vice President and Group Executive
Bernard A. Francis, Jr.	57	Senior Vice President and Group Executive
Joseph R. Lizza	49	Senior Vice President and Group Executive
Rodney A. Lefever	41	Senior Vice President and Chief Technology Officer
Lisa M. Cavage	43	Senior Vice President, Secretary and Counsel
Edward J. Wydock	51	Senior Vice President and Chief Risk Officer

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

Eddie L. Dunklebarger was appointed a Director and Vice Chairman of the Board in November 2007 in connection with our acquisition of Community. He was also appointed an Executive Vice President of Susquehanna on that date. From 1998 to 2007, he served as a Director of Community and was elected Chairman of Community’s Board in 2002. From 1998 to 2007, he also served as President and Chief Executive Officer of Community, and from 1999 to 2007, he also served as President and Chief Executive Officer of Community’s subsidiary bank.

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

Michael M. Quick was appointed Executive Vice President and Chief Corporate Credit Officer in July 2007. From May 2005 until his appointment as Executive Vice President and Chief Credit Officer, he was Executive Vice President and Group Executive. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive of Susquehanna. He has been Chairman of Susquehanna Bank DV (including its predecessor Susquehanna Patriot Bank) since June 2006. From November 2005 until he was appointed Chairman of Susquehanna Bank DV, he was Chairman and Chief Executive Officer of Susquehanna Patriot Bank. From June 2004 until his appointment as Chairman and Chief Executive Officer of Susquehanna Patriot Bank, he was Chairman of Susquehanna Patriot Bank. From March 1998 until his appointment as Chairman of Susquehanna Patriot Bank, he was President and Chief Executive Officer of Equity Bank, N.A.

Gregory A. Duncan was appointed Executive Vice President in January 2000. From May 2001 until May 2007, he also served as Chief Operating Officer. From January 1998 until his appointment as Executive Vice President, he was Senior Vice President – Administration. He was appointed President and Chief Executive Officer of Susquehanna Bank PA in October 2005.

James G. Pierné was appointed Executive Vice President and Group Executive in May 2007. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. He has been Chairman, President and Chief Executive Officer of Susquehanna Bank (including its predecessor, Farmers & Merchants Bank and Trust) since March 2002. He also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust from March 2000 to March 2002. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

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

Bernard A. Francis, Jr. was appointed Senior Vice President and Group Executive in May 2005. From June 2004 until his appointment as Senior Vice President and Group Executive, he was Vice President. He has also been President and Chief Executive Officer of Valley Forge Asset Management Corp. since March 2000, Chief Investment Officer of Susquehanna Trust & Investment Company since November 2001, a Director of Tyler Wealth Counselors, Inc. since June 2004, President of Brandywine Benefits Company, LLC since February 2005, and Chairman, President and Chief Executive Officer of Widmann, Siff & Co., Inc. since August 2007.

Joseph R. Lizza was appointed Senior Vice President and Group Executive in April 2007. He has served as President and Chief Executive Officer of Susquehanna Bank DV (including its predecessor, Susquehanna Patriot Bank) since July 2006. From July 2006 until his appointment as Senior Vice President, he served as Vice President of Susquehanna. From April 2005 until his appointment as President and Chief Executive Officer of Susquehanna Patriot Bank, he was Senior Vice President — Risk Management of Susquehanna Bank. From February 2000 until his appointment as Senior Vice President — Risk Management of Susquehanna Bank, he was President and Chief Executive Officer of Susquehanna Bank.

Rodney A. Lefever was appointed Senior Vice President and Chief Technology Officer in June 2004. From May 2002 until his appointment as Senior Vice President and Chief Technology Officer, he was Vice President and Chief Technology Officer. From April 2001 until his appointment as Vice President and Chief Technology Officer, he was Chief Technology Officer. Prior to joining Susquehanna, he served as Director, Earthlink Everywhere, Earthlink, Inc. from September 2000 until April 2001, as the President of New Business Development, OneMain.com Inc. from December 1999 until September 2000 and as the President of D&E Supernet (and its predecessors) from March 1995 until December 1999.

Lisa M. Cavage was appointed Senior Vice President in May 2005. From May 2001 until her appointment as Senior Vice President, she was Vice President. She has been Counsel to Susquehanna since March 1998.

Edward J. Wydock was appointed Senior Vice President and Chief Risk Officer in May 2007. From May 2002 until his appointment as Senior Vice President and Chief Risk Officer, he served as Vice President and Chief Audit Executive. Prior to joining Susquehanna, he served as Director of Internal Audit and Risk Consulting at PricewaterhouseCoopers LLP from March 1997 to May 2002.

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

Our total assets have grown from approximately $6.0 billion at December 31, 2003, to $13.1 billion at December 31, 2007. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 20.4%, 14.8% and 30.3% of our total loan portfolio, respectively, as of December 31, 2007. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

Because our loan portfolio contains a significant number of commercial real estate, commercial and industrial loans, and construction loans, the deterioration of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in loan charge-offs and a corresponding increase in the provision for loan losses, which could adversely impact our financial condition and results of operations.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings would decrease.

In an attempt to mitigate any loan and lease losses that we may incur, we maintain an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends. However, we cannot predict loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses could reduce our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets.

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

Substantially all of our business is with customers located within Pennsylvania, Maryland, and New Jersey. Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. For example, a loss of market confidence in vehicle leasing paper and related residual values could have a negative effect on our vehicle leasing subsidiary’s ability to fund future vehicle lease originations. If this should occur, our vehicle leasing subsidiary’s revenues and earnings would be adversely affected. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings could be adversely affected.

Indirect effects of sub prime lending issues in the financial services industry may inhibit our ability to access the capital markets.

While we do not have any direct sub prime lending exposure, there have been significant losses incurred by major financial institutions that do have such exposure. As a result, the supply of capital needed by these large institutions has outpaced the demand by investors, and regional financial institutions may experience difficulty accessing the capital markets. Furthermore, market concerns regarding commercial real estate exposure could put pressure on our debt ratings, which may also make it difficult to raise capital.

If we are not able to securitize assets, it could negatively affect our liquidity and capital ratios.

We use the securitization of financial assets as a source of funding and a means to manage capital. It is part of our core business. If we are not able to securitize these assets for any reason, including, without limitation, market conditions, a failure to maintain our investment-grade senior unsecured long-term debt ratings, or regulatory changes, it could negatively affect our capital ratios and require us to rely more heavily on other sources of funding such as repos, brokered deposits and Federal Home Loan Bank (“FHLB”) borrowings.

Adverse business conditions in our vehicle leasing subsidiary could adversely affect our financial performance.

Through our subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), we are involved in the vehicle leasing business. In 2007, Hann suffered a decrease in its vehicle origination, servicing, and securitization fees, due primarily to decreased lease origination volumes. We believe that the reduction in volume principally resulted from special financing offers provided by the major automobile manufacturers in 2007.

If these special financing offers were to continue in 2008, our financial performance could be negatively impacted. Additionally, in 2005, vehicle residual value expense at Hann increased significantly based upon service agreements with Auto Lenders Liquidation Center, Inc., a third party residual value guarantor. Under the terms of these servicing agreements, vehicle residual value expense was substantially less in 2006 and 2007 and will continue at 2007 levels in 2008, 2009 and 2010. Beyond 2010, vehicle residual value expense could once again increase depending upon used vehicle market conditions. If this were to happen, it could have a negative impact on our financial performance after 2010.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

Our banking subsidiaries face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that our banking subsidiaries originate and the interest rates they may charge on these loans.

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

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our three bank subsidiaries, as of December 31, 2007, are also regulated by the Federal Reserve Board and are subject to regulation by the state banking departments of the states in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries which are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations, and regulatory practices affecting the financial service industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

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

Combining Susquehanna and Community may be more difficult, costly or time-consuming than we expect, or could result in the loss of customers.

Prior to the completion of the merger, Susquehanna and Community operated independently. It is possible that the integration process of the two companies could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any merger of banking institutions, there also may be disruptions that cause Susquehanna and Community to lose customers or cause customers to take their deposits out of Susquehanna’s and Community’s banks. Although we expect that a majority of the customers of CommunityBanks, Inc. will continue to have their accounts with Susquehanna Bank PA following the merger, we cannot assure you that this will be the case. Further, to the extent that we consolidate any of our branches in the future, as a result of the merger or otherwise, some customers’ accounts may be transferred, in accordance with applicable notice and consent requirements, to a Susquehanna affiliate bank serving the market area where the customer is located. There can be no assurance that customers will readily accept changes to their banking arrangements after the merger or as a result of branch consolidation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2007, we also leased office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiaries operate 235 branches and 28 free-standing automated teller machines. They own 124 of the branches and lease the remaining 111. Fourteen (14) additional locations are owned or leased by our bank subsidiaries to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2007, the offices (including executive offices) of our bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)

Susquehanna Bank PA	1570 Manheim Pike Lancaster, Pennsylvania	Owned	123 banking offices in Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Lycoming, Northumberland, Schuylkill, Snyder, Union and York counties, Pennsylvania

Susquehanna Bank	59 West Washington Street Hagerstown, Maryland	Owned	64 banking offices in Bedford and Franklin counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; and Berkeley County, West Virginia

Susquehanna Bank DV	Two Aquarium Drive Suite 400 Camden, New Jersey	Leased	48 banking offices in Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berks, Chester, Delaware, Lehigh, Montgomery and Northampton counties, Pennsylvania

As of December 31, 2007, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	1570 Manheim Pike Lancaster, PA 17601	Leased	14 offices in Franklin, Lancaster, Lycoming, Montgomery, Northumberland, Schuylkill and York counties, Pennsylvania; Camden County, New Jersey; and Washington and Baltimore counties, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	4 offices located in Chester, Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Susquehanna Commercial Finance, Inc.	1566 Medical Drive Suite 201 Pottstown, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of our shareholders was held on October 2, 2007. At that meeting, our shareholders were asked to (i) approve and adopt an amended and restated agreement and plan of merger entered into by Community and Susquehanna, dated as of July 25, 2007, and (ii) approve an amendment to our articles of incorporation to increase the authorized shares of our common stock to 200,000,000.

The amended and restated agreement and plan of merger was approved and adopted by our shareholders by the following vote:

Voted For	36,673,133
Voted Against	2,237,067
Voted to Abstain	125,884
Not Voted	13,165,962

The amendment to our articles of incorporation was approved by our shareholders by the following vote:

Voted For	34,646,131
Voted Against	4,218,896
Voted to Abstain	171,056
Not Voted	13,165,963

No other matters were submitted for shareholder action.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2007 and 2006, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns, or commissions, and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2007	1st Quarter	$0.25	$21.90	$27.32
	2nd Quarter	0.25	21.27	23.89
	3rd Quarter	0.25	16.31	23.00
	4th Quarter	0.26	17.03	21.49

2006	1st Quarter	$0.24	$22.86	$25.77
	2nd Quarter	0.24	22.44	25.76
	3rd Quarter	0.24	22.07	25.26
	4th Quarter	0.25	23.65	27.92

As of February 22, 2008, there were 12,433 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from our bank subsidiaries. Both federal and state laws impose restrictions on the ability of these subsidiaries to pay dividends. These include the Pennsylvania Banking Code of 1965 in the case of Susquehanna Bank PA and Susquehanna Bank DV, the Financial Institutions Article of the Annotated Code of Maryland in the case of Susquehanna Bank, the Federal Reserve Act in the case of all three banks, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Dividends by a Pennsylvania state-chartered bank payable in cash or property other than shares may be paid only out of accumulated net earnings and are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank’s surplus equals the amount of its capital (a requirement presently satisfied in the case of both Susquehanna Bank PA and Susquehanna Bank DV).

Furthermore, a Pennsylvania bank may not pay such a dividend if the payment would result in a reduction of the surplus account of the bank.

A Maryland state-chartered bank may pay cash dividends out of undivided profits or, with the approval of the Maryland Commissioner of Financial Regulation, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its capital stock, cash dividends may not be paid in excess of 90% of net earnings.

Within the regulatory restrictions described above, each of our bank subsidiaries presently has the ability to pay dividends. At December 31, 2007, $36.0 million in the aggregate was available for dividend distributions during calendar 2008 to us from our bank subsidiaries without regulatory approval and with them remaining well-capitalized. Also, our non-bank subsidiaries at December 31, 2007, had approximately $166.5 million which they could pay as dividends to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Stock Performance Graph. The following graph compares for fiscal years 2003 through 2007 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Atlantic Bank Index, an index comprised of banks and related holding companies operating in the Mid-Atlantic region. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Atlantic Bank Index.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Susquehanna Bancshares, Inc.	100.00	124.51	128.85	127.25	150.29	108.15
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10

Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data.

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2007(1)	2006(2)	2005	2004(3)	2003
	( Amounts in thousands, except per share data)
Interest income	$526,157	$462,791	$387,020	$321,759	$286,020
Interest expense	250,254	206,021	144,775	107,741	99,014
Net interest income	275,903	256,770	242,245	214,018	187,006
Provision for loan and lease losses	21,844	8,680	12,335	10,020	10,222
Noninterest income	120,659	136,313	125,078	114,590	101,750
Noninterest expenses	276,955	262,836	242,550	219,042	189,430
Income before taxes	97,763	121,567	112,438	99,546	89,104
Net income	69,093	83,638	79,563	70,180	62,373
Cash dividends declared on common stock	52,686	49,067	43,432	38,471	34,167

Per Common Share Amounts
Net income:
Basic	$1.23	$1.66	$1.70	$1.61	$1.57
Diluted	1.23	1.66	1.70	1.60	1.56
Cash dividends declared on common stock	$1.01	$0.97	$0.93	$0.89	$0.86
Dividend payout ratio	76.3%	58.7%	54.6%	54.8%	54.8%

Financial Ratios
Return on average total assets	0.78%	1.05%	1.07%	1.04%	1.09%
Return on average shareholders’ equity	6.66	9.56	10.52	10.73	11.58
Return on average tangible shareholders’ equity(4)	11.56	15.42	16.06	14.36	13.16
Net interest margin	3.67	3.77	3.76	3.60	3.65
Efficiency ratio	69.10	66.43	65.58	66.15	65.09
Efficiency ratio excluding Hann(4)	66.72	61.04	57.97	61.09	62.25
Average equity/Average assets	11.66	11.00	10.18	9.65	9.41

Capital Ratios
Leverage	10.24%	8.68%	7.77%	7.30%	8.34%
Total capital	11.31	12.48	11.61	11.30	12.06
Credit Quality
Net charge-offs/Average loans and leases	0.25%	0.10%	0.24%	0.16%	0.18%
Nonperforming assets/Loans and leases plus OREO	0.81	0.67	0.38	0.41	0.65
ALLL/Nonperforming loans and leases	149	175	309	265	172
ALLL/Total loans and leases	1.01	1.13	1.03	1.03	1.00

Year-End Balances
Total assets	$13,077,994	$8,225,134	$7,466,007	$7,475,073	$5,953,107
Investment securities	2,063,952	1,403,566	1,154,261	1,245,414	988,222
Loans and leases, net of unearned income	8,751,590	5,560,997	5,218,659	5,253,008	4,263,272
Deposits	8,945,119	5,877,589	5,309,187	5,130,682	4,134,467
Total borrowings	2,131,156	1,152,932	1,148,966	1,395,365	1,099,403
Shareholders’ equity	1,729,014	936,286	780,470	751,694	547,382

Selected Share Data
Common shares outstanding (period end)	85,935	52,080	46,853	46,593	39,861
Average common shares outstanding:
Basic	56,297	50,340	46,711	43,585	39,742
Diluted	56,366	50,507	46,919	43,872	40,037
At December 31:
Book value per share	$20.12	$17.98	$16.66	$16.13	$13.73
Market price per common share	$18.44	$26.88	$23.68	$24.95	$25.01
Shareholders of record	11,144	6,694	6,857	6,981	6,650

(1)

On November 16, 2007, we completed our acquisition of Community Banks, Inc. The acquisition was accounted for under the purchase method, and all transactions since that date are included in our consolidated financial statements.

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

(4)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is return on average equity, which is calculated using GAAP-based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	2007	2006	2005	2004	2003
Return on average equity (GAAP basis)	6.66%	9.56%	10.52%	10.73%	11.58%
Effect of excluding average intangible assets and related amortization	4.90%	5.86%	5.54%	3.63%	1.58%
Return on average tangible equity	11.56%	15.42%	16.06%	14.36%	13.16%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is the efficiency ratio, which is calculated using GAAP-based amounts. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of our auto leasing subsidiary, Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual value and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to our efficiency ratio excluding Hann is set forth below.

	2007	2006	2005	2004	2003
Efficiency ratio (GAAP basis)	69.10%	66.43%	65.58%	66.15%	65.09%
Effect of excluding Hann	2.38%	5.39%	7.61%	5.06%	2.84%
Efficiency ratio excluding Hann	66.72%	61.04%	57.97%	61.09%	62.25%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders, a third-party residual value guarantor of our auto leasing subsidiary, on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann, our auto leasing subsidiary; expectations regarding the completion of the Stratton acquisition in the second quarter of 2008; and our ability to achieve our

2008 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Critical Accounting Estimates

Susquehanna’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan and lease losses.

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including estimates of repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in estimates, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. Note 1 and the section titled “Securitizations and Off-Balance-Sheet Financings” provide additional information regarding recorded interests.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Executive Overview

In November 2007, we completed the largest acquisition since our founding as a financial services holding company in 1982. The acquisition of Community Banks, Inc., with assets of more than $3.8 billion, expanded our territory in the Harrisburg market and deepened our solid foundation in central Pennsylvania. As a result of this transaction, which was valued at approximately $871.0 million, we had total assets of $13.1 billion at December 31, 2007.

During 2007, many financial institutions across the country were impacted by sub-prime mortgage lending. Our mortgage operations, however, did not pursue sub-prime lending, and our investment portfolio does not include a sub-prime component.

Results for the year ended December 31, 2007 were significantly affected by an investment portfolio restructuring in the second quarter of 2007 which created a pre-tax loss of $11.8 million and an additional provision for loan and lease losses in the fourth quarter of 2007 of $11.1 million as a result of applying our loan and lease loss reserve assessment process to Community’s loan portfolio. For additional information regarding the restructuring, refer to the discussion under the heading “Financial Condition — Investment Securities.” For additional information regarding our provision for loan and lease losses, refer to the discussion under the heading “Results of Operations — Provision and Allowance for Loan and Lease Losses.”

The following table compares our 2007 financial goals to actual results:

	Goal	Actual
Net interest margin	3.75%	3.67%
Loan growth (excluding securitizations and the impact of the Community acquisition)	10.0%	14.7%
Deposit growth (excluding the impact of the Community acquisition)	7.0%	2.4%
Noninterest income growth	3.0%	(11.5%)
Noninterest expense growth	3.0%	5.4%
Tax rate	32.0%	29.3%

Given the current economic climate and real estate trends, we recognize that the tightening credit market poses challenges for financial institutions. However, we also believe that it creates opportunities as well. With our recent growth, regional presence, and lending capability, we will be developing additional business with improved products and services.

Our financial goals for 2008 are as follows:

Goal
Net interest margin	3.70%
Loan growth (adjusted for securitizations)	8.0%
Deposit growth	1.0%
Noninterest income growth	45.0%
Noninterest expense growth	26.0%
Tax rate	30.0%

These financial goals include a $250.0 million auto lease securitization scheduled for the second quarter of 2008. We estimate that this securitization will result in a pre-tax gain of $2.5 million.

Acquisitions

Stratton Holding Company

On December 31, 2007, we entered into an agreement to acquire Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Under the agreement, Stratton Holding will become a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna Wealth Management companies. The addition of Stratton will bring increased diversification in our investment expertise, including experience in mutual fund management. The acquisition, which is subject to regulatory and other approvals, is expected to be completed early in the second quarter of 2008.

Community Banks, Inc.

On November 16, 2007, we completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at approximately $871.0 million. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expands our territory into the

Harrisburg market and deepens our foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. See Note 2 to our consolidated financial statements for the disclosures required by FAS No. 141, “Business Combinations.”

Widmann, Siff & Co., Inc.

On August 1, 2007, we acquired Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff had more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.

The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Minotola National Bank

On April 21, 2006, we acquired Minotola National Bank in a stock and cash transaction valued at approximately $172.0 million. The acquisition of Minotola, with total assets of $607.0 million and fourteen branch locations, significantly enhanced our presence in the high-growth markets in southern New Jersey. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Minotola was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, we acquired Brandywine Benefits Corporation and Rockford Pensions, LLC, located in Wilmington, Delaware. Brandywine was a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine was merged into Valley Forge Asset Management Enterprises, LLC, a wholly owned subsidiary of our wealth management affiliate, VFAM. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Brandywine was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Results of Operations

Summary of 2007 Compared to 2006

Net income for the year ended December 31, 2007, was $69.1 million, a decrease of $14.5 million, or 17.4%, over net income of $83.6 million in 2006. Net interest income increased 7.5%, to $275.9 million for 2007, from $256.8 million in 2006. Noninterest income decreased 11.5%, to $120.7 million for 2007, from $136.3 million in 2006, and noninterest expenses increased 5.4%, to $277.0 million for 2007, from $262.8 million for 2006.

Additional information is as follows:

	Twelve Months Ended December 31,
	2007	2006
Diluted Earnings per Share	$1.23	$1.66
Return on Average Assets	0.78%	1.05%
Return on Average Equity	6.66%	9.56%
Return on Average Tangible Equity(1)	11.56%	15.42%
Efficiency Ratio	69.10%	66.43%
Efficiency Ratio excluding Hann(1)	66.72%	61.04%
Net Interest Margin	3.67%	3.77%

The following discussion details the factors that contributed to these results.

(1)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is return on average equity, which is calculated using GAAP- based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	2007	2006
Return on average equity (GAAP basis)	6.66%	9.56%
Effect of excluding average intangible assets and related amortization	4.90%	5.86%
Return on average tangible equity	11.56%	15.42%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is efficiency ratio, which is calculated using GAAP-based amounts. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

	2007	2006
Efficiency ratio (GAAP basis)	69.10%	66.43%
Effect of excluding Hann	2.38%	5.39%
Efficiency ratio excluding Hann	66.72%	61.04%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $275.9 million in 2007, as compared to $256.8 million in 2006. Net interest income as a percentage of net interest income plus other income was 70% for the twelve months ended December 31, 2007, 65% for the twelve months ended December 31, 2006, and 66% for the twelve months ended December 31, 2005.

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

The $20.8 million increase in our net interest income in 2007, as compared to 2006, was primarily the result of increased volume in interest-earning assets (most notably in loans and leases), partially attributable to the Community acquisition. Our net interest margin, however, declined 10 basis points, from 3.77% for the year ended December 31, 2006, to 3.67% for the year ended December 31, 2007. This decrease in net interest margin was primarily due to a 25 basis point increase in rates paid on average interest-bearing liabilities and an $11.4 million decrease in average noninterest-bearing demand deposits. The 25 basis point increase in rates paid on average interest-bearing liabilities was partially offset by a 19 basis point increase in yields on average interest-earning assets.

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2007			2006			2005
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$97,583	$4,782	4.90	$81,939	$3,669	4.48	$61,767	$1,789	2.90
Investment securities:
Taxable	1,485,561	73,837	4.97	1,261,515	53,463	4.24	1,180,762	44,066	3.73
Tax-advantaged	69,389	4,380	6.31	20,506	1,300	6.34	27,390	1,852	6.76

Total investment securities	1,554,950	78,217	5.03	1,282,021	54,763	4.27	1,208,152	45,918	3.80

Loans and leases, (net):
Taxable	5,876,948	439,680	7.48	5,434,490	400,923	7.38	5,153,910	336,508	6.53
Tax-advantaged	102,930	7,708	7.49	83,322	5,987	7.19	80,553	5,313	6.60

Total loans and leases	5,979,878	447,388	7.48	5,517,812	406,910	7.37	5,234,463	341,821	6.53

Total interest-earning assets	7,632,411	$530,387	6.95	6,881,772	$465,342	6.76	6,504,382	$389,528	5.99

Allowance for loan and lease losses	(64,993)			(59,465)			(54,170)
Other noninterest-earning assets	1,337,310			1,127,513			979,932

Total assets	$8,904,728			$7,949,820			$7,430,144

Liabilities
Deposits:
Interest-bearing demand	$2,173,731	$61,572	2.83	$1,846,483	$51,424	2.78	$1,736,130	$28,866	1.66
Savings	480,065	4,278	0.89	496,056	4,960	1.00	522,346	2,318	0.44
Time	2,720,688	124,673	4.58	2,408,684	99,195	4.12	2,037,019	64,979	3.19
Short-term borrowings	423,827	17,464	4.12	324,326	13,495	4.16	378,706	9,727	2.57
FHLB borrowings	653,605	27,600	4.22	615,841	24,788	4.03	744,312	28,634	3.85
Long-term debt	237,910	14,667	6.16	207,765	12,159	5.85	177,295	10,251	5.78

Total interest-bearing liabilities	6,689,826	$250,254	3.74	5,899,155	$206,021	3.49	5,595,808	$144,775	2.59

Demand deposits	935,018			946,369			876,150
Other liabilities	241,697			229,540			201,572

Total liabilities	7,866,541			7,075,064			6,673,530
Equity	1,038,187			874,756			756,614

Total liabilities & shareholders’ equity	$8,904,728			$7,949,820			$7,430,144

Net interest income / yield on average earning assets		$280,133	3.67		$259,321	3.77		$244,753	3.76

Additional Information

Average loan balances include non accrual loans.

Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2007 Versus 2006 Increase (Decrease) Due to Change in			2006 Versus 2005 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$746	$367	$1,113	$703	$1,177	$1,880
Investment securities:
Taxable	10,343	10,031	20,374	3,151	6,246	9,397
Tax-advantaged	3,086	(6)	3,080	(442)	(110)	(552)

Total investment securities	13,429	10,025	23,454	2,709	6,136	8,845
Loans (net of unearned income):
Taxable	33,160	5,597	38,757	19,023	45,392	64,415
Tax-advantaged	1,463	258	1,721	187	487	674

Total loans	34,623	5,855	40,478	19,210	45,879	65,089

Total interest-earning assets	$48,798	$16,247	$65,045	$22,622	$53,192	$75,814

Interest Expense
Deposits:
Interest-bearing demand	$9,170	$978	$10,148	$1,942	$20,616	$22,558
Savings	(156)	(526)	(682)	(123)	2,765	2,642
Time	13,652	11,826	25,478	13,186	21,030	34,216
Short-term borrowings	4,098	(129)	3,969	(1,560)	5,328	3,768
FHLB borrowings	1,580	1,232	2,812	(5,123)	1,277	(3,846)
Long-term debt	1,829	679	2,508	1,782	126	1,908

Total interest-bearing liabilities	30,173	14,060	44,233	10,104	51,142	61,246

Net Interest Income	$18,625	$2,187	$20,812	$12,518	$2,050	$14,568

Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable incurred losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

Commercial loans and commercial real estate loans of $0.25 million or greater are internally risk rated, using a standard rating system, by our loan officers and periodically reviewed by loan review personnel. Consumer loans, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

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

In addition to using loss rates, secured commercial non-accrual loans of $0.25 million or greater are reviewed for impairment as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS No. 114”). Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustment for current economic trends, delinquency and risk trends, credit concentrations, credit administration, migration analysis, and other special allocations for unusual events or changes in products.

This methodology provides an in-depth analysis of the portfolios of our banks and reflects the estimated losses within the various portfolios. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rate review of commercial credit relationships at the banking affiliates.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment.

In conjunction with this continuing evaluation and with respect to the Community acquisition, we recorded an $11.1 million additional provision for loan and lease losses in the fourth quarter of 2007. This additional provision represented the estimated impact of applying our loan and lease loss reserve assessment process, which was discussed above, to Community’s loan portfolio. Furthermore, we evaluated Community’s loan portfolio at the time of acquisition and identified impaired loans, as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” totaling $16.4 million and recorded a valuation allowance of $7.4 million for those impaired loans.

The allowance for loan and lease losses at December 31, 2007 was 1.01% of period-end loans and leases, or $88.6 million, and 1.13% of period-end loans and leases, or $62.6 million, at December 31, 2006. However, when the $7.4 million valuation allowance discussed above is added to the allowance for loan and lease losses at December 31, 2007, the reserve ratio becomes 1.10%.

In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at December 31, 2007. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2007.

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

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2007 and 2006, was $0.07 million and $0.16 million, respectively. Interest income that would have been recorded on these loans under the original terms was $1.8 million and $1.6 million for 2007 and 2006, respectively. At December 31, 2007, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan-to-value ratio.

Table 3 is a presentation of the provision levels as well as the activity in the allowance for loan and lease losses for the past five years. Net charge-offs, as a percentage of average loans and leases for the year ended December 31, 2007, were 0.25%, compared to 0.10% for 2006. The charge-off ratio for 2007 is within historical norms of 15 to 25 basis points.

Table 3 - Provision and Allowance for Loan and Lease Losses

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$62,643	$53,714	$54,093	$42,672	$39,671
Allowance acquired in business combination	19,119	5,514	0	9,149	0
Additions to provision for loan and lease losses charged to operations	21,844	8,680	12,335	10,020	10,222
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	4,758	2,883	8,827	2,211	2,340
Real estate - construction	1,949	5	45	0	0
Real estate secured - residential	1,829	1,284	1,407	948	956
Real estate secured - commercial	3,200	454	1,805	1,845	1,413
Consumer	3,790	3,379	3,455	3,607	3,561
Leases	3,659	3,111	2,816	2,248	1,840

Total charge-offs	19,185	11,116	18,355	10,859	10,110

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	536	1,188	1,694	611	614
Real estate - construction	10	6	0	0	0
Real estate secured - residential	406	454	370	298	289
Real estate secured - commercial	426	1,360	1,007	96	128
Consumer	1,792	1,957	1,649	1,493	1,421
Leases	978	886	921	613	437

Total recoveries	4,148	5,851	5,641	3,111	2,889

Net charge-offs	15,037	5,265	12,714	7,748	7,221

Allowance for loan and lease losses, December 31	$88,569	$62,643	$53,714	$54,093	$42,672

Average loans and leases outstanding	$5,979,878	$5,517,812	$5,234,463	$4,743,864	$3,969,532
Period-end loans and leases	8,751,590	5,560,997	5,218,659	5,253,008	4,263,272
Net charge-offs as a percentage of average loans and leases	0.25%	0.10%	0.24%	0.16%	0.18%
Allowance as a percentage of period-end loans and leases	1.01%	1.13%	1.03%	1.03%	1.00%

Table 4 is a presentation of the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2007, non-performing assets totaled $71.3 million and included $11.9 million in other real estate acquired through foreclosure and $2.6 million in restructured loans. At December 31, 2006, non-performing assets totaled $37.2 million, and included $1.5 million in other real estate acquired through foreclosure and $5.4 million in restructured loans. The increase in non-performing assets primarily is the result of $26.4 million in nonaccrual loans and $3.4 million in other real estate acquired through foreclosure that we acquired in the Community transaction.

The allowance for loan and lease losses as a percentage of non-performing loans and leases (coverage ratio) decreased to 149% at December 31, 2007, from 175% at December 31, 2006. However, when the $7.4 million valuation allowance discussed above is added to the allowance for loan and lease losses at December 31, 2007, the coverage ratio becomes 162%.

Table 4 - Non-Performing Assets

At December 31,	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans contractually past due 90 days and still accruing	$12,199	$9,364	$8,998	$10,217	$6,538

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$2,799	$1,264	$2,921	$1,866	$1,735
Real estate - construction	20,998	9,631	0	0	128
Real estate secured - residential	11,755	5,900	5,629	5,801	4,157
Real estate secured - commercial	18,261	11,307	5,872	10,611	12,963
Consumer	397	2	76	146	54
Leases	2,531	2,221	2,894	1,983	0
Restructured loans	2,582	5,376	0	0	5,823
Other real estate owned	11,927	1,544	2,620	1,340	2,893

Total non-performing assets	$71,250	$37,245	$20,012	$21,747	$27,753

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	0.81%	0.67%	0.38%	0.41%	0.65%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	149%	175%	309%	265%	172%

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

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $12.2 million at December 31, 2007, an increase of $2.8 million, from $9.4 million at December 31, 2006. A softening of certain segments of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 4, totaled $133.8 million at December 31, 2007, and $56.5 million at December 31, 2006. The increase of $77.3 million can be attributed to $46.8 million in potential problem loans acquired in the Community transaction and migrations to our internally monitored loan list that occur in the normal course of business. Depending upon the state of the economy and its impact on these borrowers, as well as future events, such as regulatory examination assessments, these loans and others not currently so identified could be classified as non-performing assets in the future.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 30%, 35%, and 34% for 2007, 2006, and 2005, respectively.

Noninterest income decreased $15.7 million, or 11.5%, in 2007, over 2006. This net decrease primarily is composed of the following:

•	Increased service charges on deposit accounts of $5.0 million;

•	Decreased vehicle origination, servicing, and securitization fees of $4.2 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $3.1 million;

•	Decreased gains on sales of loans and leases of $8.4 million;

•	Increased losses on securities of $10.9 million;

•	Decreased gains on the sales of bank branches of $4.2 million; and

•	Increased other income of $2.4 million.

Service charges on deposit accounts. The 18.8% increase was the result of improvements initiated in the second quarter of 2006 relating to the processing of customer overdrafts; the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006 (Minotola was acquired on April 21, 2006); and the inclusion of Community operations since November 16, 2007.

Vehicle origination, servicing, and securitization fees. The 22.7% decrease was the result of a decrease in vehicle lease originations and managed balances due to significant competition from captive finance companies.

Wealth management fee income. The 10.9% increase was attributed to an increase in assets under management and administration, from $5.1 billion at December 31, 2006 to $6.0 billion at December 31, 2007.

Gains on sale of loans and leases. In 2006, we recognized gains totaling $10.2 million on the sales of loans and leases in two securitization transactions. During 2007, we completed only one securitization transaction in which we recognized a gain of $2.7 million.

Net realized losses on securities. The increase was a direct result of our investment portfolio restructuring that occurred in June 2007. The restructuring involved the sale of $233.0 million in available-for-sale securities, or approximately 16.0% of our total investment portfolio. For additional information regarding the restructuring, see the discussion under the heading “Financial Condition – Investment Securities” in this Annual Report on Form 10-K.

Other income. The 12.4% increase primarily was the result of the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006 (Minotola was acquired on April 21, 2006), and the inclusion of Community operations since November 16, 2007.

Noninterest Expenses

Noninterest expenses increased $14.1 million, or 5.4%, in 2007, over 2006. This net increase primarily is composed of the following:

•	Increased salaries and employee benefits of $16.0 million;

•	Increased occupancy and furniture and equipment expense of $4.7 million;

•	Increased amortization of intangible assets of $1.3 million;

•	Decreased vehicle lease disposal expense of $1.6 million; and

•	Decreased other expenses of $6.9 million.

Salaries and employee benefits. The largest component of noninterest expense is salaries and employee benefits, which increased by 12.5% in 2007. This increase is primarily the result of the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006, the inclusion of Community operations since November 16, 2007, normal annual salary increases, and higher benefit costs.

Occupancy and furniture and equipment. The 14.8% increase was attributable to the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006 and the inclusion of Community operations since November 16, 2007.

Amortization of intangible assets. The 58.0% increase was the result of the amortization of intangibles with finite lives that were recognized in the Minotola, Community and Widmann Siff acquisitions.

Vehicle lease disposal. The 11.0% decrease primarily was the result of lower residual guarantee expense.

Other expense. The 9.1% net decrease primarily was due to the elimination of monthly rental expense as a result of the termination of the sale-leaseback transaction on January 12, 2007, which is described under the heading “Financial Condition – Loans and Leases.” This decrease was partially offset by increases in most other expense categories as a result of the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006, and the inclusion of Community operations since November 16, 2007.

Income Taxes

Our effective tax rates for 2007 and 2006 were 29.3% and 31.2%, respectively.

The decrease in our effective tax rate for 2007 was the result of an increase in the percentage of tax-advantaged income relative to total income in 2007 compared to the percentage of tax-advantaged income relative to total income in 2006.

Financial Condition

Summary of 2007 Compared to 2006

Total assets at December 31, 2007, were $13.1 billion, an increase of 59.0%, as compared to total assets of $8.2 billion at December 31, 2006. The fair value of assets acquired in the Community transaction was $4.3 billion. Loans and leases, increased to $8.8 billion at December 31, 2007, from $5.6 billion at December 31, 2006. The fair value of loans and leases acquired in the Community transaction was $2.6 billion. Total deposits increased to $8.9 billion in 2007, from $5.9 billion during the same time period in 2006. The fair value of deposits assumed in the Community transaction was $2.8 billion. Equity capital was $1.7 billion at December 31, 2007, or $20.12 per share, compared to $936.3 million, or $17.98 per share, at December 31, 2006.

Investment Securities

Securities identified as “held to maturity” continue to be carried at their amortized cost and, except for limited circumstances, may not be sold prior to maturity. Securities identified as “available for sale” must be reported at their market or “fair” value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. Accordingly, as a result of changes in the interest-rate environment and the portfolio restructurings discussed in the following paragraphs, our total equity was positively impacted by $17.6 million. Unrealized losses, net of taxes, on available-for-sale securities totaled $12.2 million at December 31, 2006, and unrealized gains, net of taxes, on available-for-sale securities totaled $5.4 million at December 31, 2007.

Investment securities available for sale increased $661.7 million, from December 31, 2006, to December 31, 2007. The fair value of securities acquired in the Community transaction was $664.5 million.

During May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, our management performed a comprehensive review of our available-for-sale investments. Management determined that for administrative and operational purposes, small remaining portions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2.0 million) should be sold. These odd lots, totaling $182.0 million, resulted from previous mergers and bank consolidations and from principal amortization over time. Additionally, we determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51.0 million should be sold. Many of these mortgage obligations were acquired in the historic low-interest-rate environment of 2002 through 2004. This investment portfolio restructuring is expected to reduce administrative costs of managing odd lots, improve the yield on the investment portfolio, and enhance related net interest margin and net interest income.

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

We do not believe that any remaining individual security with an unrealized loss, as of December 31, 2007, represents an other-than-temporary impairment. Unrealized losses recorded for U.S. Government agencies and mortgage-backed securities are attributable to changes in interest rates. Unrealized losses in other debt securities are attributable to market factors other than interest rates and credit risk. We have both the intent and the ability to hold the securities for a time necessary to recover the amortized cost.

Securities identified as “trading account securities” are marked to market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management that requires the majority of our security portfolios to be identified as available for sale. While Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity

Securities,” (“FAS No. 115”) requires segregation into held-to-maturity and available-for-sale categories (see Table 5), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 6 illustrates the maturities of these security portfolios and the weighted-average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

At December 31, 2007, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded ten percent of shareholders’ equity. Furthermore, at December 31, 2007 and December 31, 2006, our holdings of investment securities that were rated below investment grade were insignificant.

For additional information relating to our investment securities, see Note 4 to our consolidated financial statements.

Table 5 - Carrying Value of Investment Securities

Year ended December 31,	2007		2006		2005
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Government agencies	$533,019	$0	$509,872	$0	$399,039	$0
State and municipal	268,633	4,792	27,141	6,146	11,771	6,399
Other securities	68,227	0	72,282	0	64,139	0
Mortgage-backed securities	1,078,401	0	714,747	0	602,564	0
Equity securities	110,880	0	73,378	0	70,349	0

Total investment securities	$2,059,160	$4,792	$1,397,420	$6,146	$1,147,862	$6,399

Table 6 - Maturities of Investment Securities

At December 31, 2007	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$53,550	$369,267	$110,202	$0	$533,019
Amortized cost	53,483	361,729	107,997	0	523,209
Yield	4.38%	5.25%	3.99%	0.00%	4.90%
Corporate debt securities
Fair value	$17,438	$0	$23,357	$27,432	$68,227
Amortized cost	17,485	0	30,919	29,929	78,333
Yield	3.40%	0.00%	6.88%	6.24%	5.86%
Mortgage-backed securities
Fair value	$5,560	$19,761	$121,471	$931,608	$1,078,400
Amortized cost	5,600	20,033	122,108	923,259	1,071,000
Yield	3.66%	3.89%	4.18%	5.63%	5.42%
State and municipal securities
Fair value	$3,634	$9,481	$22,256	$233,263	$268,634
Amortized cost	3,638	9,419	21,967	232,008	267,032
Yield (TE)	4.56%	5.65%	6.08%	6.06%	6.03%
Equity securities
Fair value					$110,880
Amortized cost					111,289
Yield					5.61%

Held-to-Maturity
State and municipal
Fair value	$0	$0	$0	$4,792	$4,792
Amortized cost	0	0	0	4,792	4,792
Yield	0.00%	0.00%	0.00%	5.36%	5.36%

Total Securities

Fair value	$80,182	$398,509	$277,286	$1,197,095	$2,063,952
Amortized cost	80,206	391,181	282,991	1,189,988	2,055,655
Yield	4.12%	5.19%	4.55%	5.73%	5.39%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities is based on final maturities.

Loans and Leases

Loans and leases increased $3.2 billion, from December 31, 2006 to December 31, 2007. The fair value of loans and leases acquired in the Community transaction was $2.6 billion. The additional increase was due to internal growth that was accomplished through our sales and marketing efforts and the fact that loan demand is still solid in our market area. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

In January 2007, we exercised an early buyout option associated with Hann’s sale-leaseback transaction. As a result, Hann acquired approximately $78.4 million of beneficial interests in automobile leases and related vehicles. A significant portion of these automobile leases and related vehicles was sold to our banking subsidiaries and subsequently included in the February 2007 $300.4 million vehicle lease securitization transaction.

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

Table 7 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiaries have historically reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-end home equity loans totaled $255.8 million at December 31, 2007, and an additional $405.2 million was lent against junior liens on residential properties at December 31, 2007. Senior liens on 1-4 family residential properties totaled $1.3 billion at December 31, 2007, and much of the $2.5 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $165.7 million, while loans secured by multi-family residential properties totaled $175.3 million at December 31, 2007.

Table 8 represents the maturity of commercial, financial, and agricultural loans, as well as real estate construction loans. Table 9 presents the allocation of the allowance for loan and lease losses by type of loan.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 10, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

Table 7 - Loan and Lease Portfolio

At December 31,	2007		2006		2005		2004		2003
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
					(Dollars in thousands)
Commercial, financial, and agricultural	$1,781,981	20.4%	$978,522	17.6%	$832,695	16.0%	$760,106	14.5%	$621,438	14.6%
Real estate:
construction	1,292,953	14.8	1,064,452	19.1	934,601	17.9	741,660	14.1	549,672	12.9
residential	2,151,923	24.6	1,147,741	20.6	1,355,513	26.0	1,611,999	30.7	1,306,371	30.6
commercial	2,661,841	30.3	1,577,534	28.5	1,257,860	24.1	1,252,753	23.8	1,016,360	23.8
Consumer	411,159	4.7	313,848	5.6	319,925	6.1	351,846	6.7	337,989	7.9
Leases	451,733	5.2	478,900	8.6	518,065	9.9	534,644	10.2	431,442	10.2

Total	$8,751,590	100.0%	$5,560,997	100.0%	$5,218,659	100.0%	$5,253,008	100.0%	$4,263,272	100.0%

Table 8 - Loan Maturity and Interest Sensitivity

At December 31, 2007	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$416,297	$728,386	$369,280	$1,513,963
Real estate - construction	744,882	412,565	141,889	1,299,336

	$1,161,179	$1,140,951	$511,169	$2,813,299

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$521,128	$354,314	$875,442
Fixed rate		619,823	156,855	776,678

		$1,140,951	$511,169	$1,652,120

Table 9 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial, financial, and agricultural	$23,970	$16,637	$16,205	$14,775	$10,282
Real estate - construction	20,552	12,419	5,833	3,507	3,256
Real estate secured - residential	12,125	6,891	7,967	9,743	7,837
Real estate secured - commercial	23,320	15,065	11,571	13,760	12,764
Consumer	4,778	4,568	5,475	5,779	5,704
Leases	4,203	6,589	6,645	6,050	2,566
Overdrafts	57	21	18	0	0
Unallocated	(436)	453	0	479	263

Total	$88,569	$62,643	$53,714	$54,093	$42,672

Table 10 - Loan Concentrations

At December 31, 2007, Susquehanna’s portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonperforming in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Real estate - residential	$449,491	$69,371	$20,214	$539,076	0.44	6.16
Land development (site work) construction	64,860	441,388	24,987	531,235	0.74	6.07
Residential construction	93,417	410,423	23,974	527,814	3.17	6.03
Motor vehicles	302,725	3,308	49,188	355,221	0.50	4.06
Manufacturing	108,609	11,662	150,192	270,463	0.70	3.09
Hotels/motels	207,017	11,470	533	219,020	0.49	2.50
Retail consumer goods	95,596	4,259	93,865	193,720	1.03	2.21
Agriculture	159,469	205	31,058	190,732	1.23	2.18
Medical services	74,559	12,027	78,863	165,449	0.15	1.89
Lessors of professional offices	140,038	24,380	0	164,418	0.00	1.88
Contractors	66,911	9,765	80,299	156,975	1.29	1.79
Public services	52,299	4,495	94,541	151,335	0.91	1.73
Wholesalers	43,476	2,345	99,291	145,112	0.25	1.66
Elderly/child care services	63,129	1,813	32,803	97,745	0.00	1.12
Real estate services	48,402	31,253	13,107	92,762	0.00	1.06
Restaurants/bars	71,529	2,570	18,404	92,503	0.43	1.06
Recreation	64,461	11,825	11,736	88,022	3.56	1.01
Warehouses	75,211	2,533	0	77,744	0.00	0.89
Transportation	9,821	160	66,733	76,714	0.45	0.88
Retail real estate, excluding malls	62,925	2,102	0	65,027	0.00	0.74

Goodwill and Other Identifiable Intangible Assets

Goodwill recognized in the Community acquisition in 2007 was $606.1 million, and intangibles with finite lives totaled $40.3 million.

Goodwill recognized in the Minotola acquisition was $91.2 million, and an intangible with a finite life was $10.1 million.

For additional information relating to goodwill and other identifiable intangible assets, see Note 8 to our consolidated financial statements.

Investment in and Receivables from Unconsolidated Entities

Concurrent with the lease securitization transaction in February 2007, our banking subsidiaries recorded investments in and receivables from unconsolidated entities of $47.9 million, representing notes and equity certificates of the issuer. In addition, in the third quarter of 2007, Hann, as servicer, issued a clean-up call relating to the 2002 securitization. As a result, Hann recorded $33.4 million in lease receivables, thereby reducing investment in and receivables from unconsolidated entities.

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

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 11.

Total deposits increased $3.1 billion, or 52.2%, from December 31, 2006, to December 31, 2007. The fair value of deposit liabilities assumed in the Community acquisition totaled $2.8 billion.

Deposit growth of 2.4% for 2007, excluding the impact of the Community acquisition, fell short of our expectations due to intense competition within our marketplace to attract new deposits.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 15.2% of total deposits. Table 12 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2007.

Table 11 - Average Deposit Balances

Year ended December 31,	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$935,018	0.00%	$946,369	0.00%	$876,150	0.00%
Interest-bearing demand deposits	2,173,731	2.83	1,846,483	2.78	1,736,130	1.66
Savings deposits	480,065	0.89	496,056	1.00	522,346	0.44
Time deposits	2,720,688	4.58	2,408,684	4.12	2,037,019	3.19

Total	$6,309,502		$5,697,592		$5,171,645

Table 12 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2007, were as follows:

(Dollars in thousands)
Three months or less	$426,853
Over three months through six months	276,473
Over six months through twelve months	408,512
Over twelve months	245,614

Total	$1,357,452

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $166.4 million, or 41.4%, from December 31, 2006, to December 31, 2007. The fair value of short-term borrowings assumed in the Community transaction was $102.4 million.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings increased $617.1 million from December 31, 2006 to December 31, 2007. The fair value of FHLB borrowings assumed in the Community transaction was $416.0 million. This increase is due to the fact that the increase in total deposits has been insufficient to support the growth in our loan and lease portfolio.

Junior subordinated debentures increased $194.4 million, from December 31, 2006, to December 31, 2007. The fair value of junior subordinated debentures assumed in the Community transactions was $69.7 million. In addition, on December 12, 2007, we issued $125.0 million of retail hybrid trust preferred notes through a newly formed Delaware statutory trust, Susquehanna Capital I. The only assets of the issuer are Capital Efficient Notes issued by us. The notes mature in December 2057, are redeemable at our option beginning after five years, and bear interest initially at a rate of 9.375% per annum through the interest payment date in December 2037 and, after the interest payment date in December 2037, at a rate per annum equal to the three-month LIBOR plus 5.455%. The proceeds from the sale of the CENts were used to replenish cash reserves used to pay for the cash portion of the Community acquisition and for general corporate purposes.

Contractual Obligations and Commercial Commitments

Table 13 presents certain of our contractual obligations and commercial commitments, including Susquehanna’s guarantees on behalf of its subsidiaries, and their expected year of payment or expiration.

Table 13 - Contractual Obligations and Commercial Commitments at December 31, 2007

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$4,108,319	$3,084,872	$937,562	$80,530	$5,355
FHLB borrowings	1,145,759	187,720	291,220	261,508	405,311
Long-term debt	416,985	0	0	75,000	341,985
Operating leases	109,414	11,666	21,099	16,285	60,364
Residual value guaranty fees	9,000	3,000	6,000	0	0

	Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$244,577	$162,546	$82,031	$0	$0
Guarantees	29	0	29	0	0
Commercial commitments	861,991	419,070	442,921	0	0
Real estate commitments	780,025	237,656	542,369	0	0

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

For additional information related to our risk-based capital ratios, see Note 15 to our consolidated financial statements.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2007, our bank subsidiaries had approximately $1.3 billion available to them under collateralized lines of credit with various FHLBs; and $857.5 million more was available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $143.0 million for the year ended December 31, 2007, and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases and related vehicles to qualified special purpose entities (“QSPEs”). The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. In March 2007, we entered into a term securitization transaction of leases and related vehicles. Net proceeds from this transaction totaled $252.5 million. In March 2006, we entered into a term securitization transaction of leases and related vehicles. Net proceeds from this transaction totaled $302.9 million. In September 2006, we entered into a term securitization transaction of fixed and variable rate home mortgage loans. Net proceeds from this transaction totaled $338.6 million.

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

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure; routine rate shocks simulation; and evaluation of the change in economic value of equity. Board directed guidelines have been adopted for both the rate shock simulations and economic value of equity exposure limits. By dividing the assets and liabilities into three groups — fixed rate, floating rate, and those which reprice only at our discretion — strategies are developed to control the exposure to interest rate fluctuations.

Our interest rate risk using the static gap analysis is presented in Table 14. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 14 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2007, and 2006. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

Table 14 - Balance Sheet Gap Analysis

At December 31, 2007	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$140,854	$0	$0	$2,430	$143,284
Investments	367,357	409,721	758,064	528,810	2,063,952
Loans and leases, net of unearned income	3,090,669	1,492,473	2,349,564	1,818,884	8,751,590

Total	$3,598,880	$1,902,194	$3,107,628	$2,350,124	$10,958,826

Liabilities
Interest-bearing demand	$1,384,915	$314,564	$818,470	$312,076	$2,830,025
Savings	35,016	105,052	423,156	150,760	713,984
Time	507,609	1,463,800	717,663	61,795	2,750,867
Time in denominations of $100 or more	439,059	674,540	219,812	24,041	1,357,452
Total borrowings	1,143,804	131,836	405,509	450,006	2,131,155

Total	$3,510,403	$2,689,792	$2,584,610	$998,678	$9,783,483

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(76,787)	$(243,201)	$(732,482)	$(122,872)
Interest Sensitivity Gap:
Periodic	$11,690	$(1,030,799)	$(209,464)	$1,228,574
Cumulative		(1,019,109)	(1,228,573)	1
Cumulative gap as a percentage of total assets	0%	-8%	-9%	0%

At December 31, 2006	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$104,529	$0	$0	$0	$104,529
Investments	230,116	284,340	494,087	395,023	1,403,566
Loans and leases, net of unearned income	2,132,986	845,725	1,594,993	987,293	5,560,997

Total	$2,467,631	$1,130,065	$2,089,080	$1,382,316	$7,069,092

Liabilities
Interest-bearing demand	$1,122,502	$183,296	$517,889	$180,909	$2,004,596
Savings	20,119	60,357	293,846	103,125	477,447
Time	260,694	820,021	387,776	59,807	1,528,298
Time in denominations of $100 or more	366,098	402,208	123,924	15,364	907,594
Total borrowings	560,413	149,035	168,254	275,230	1,152,932

Total	$2,329,826	$1,614,917	$1,491,689	$634,435	$6,070,867

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(57,424)	$(180,446)	$(547,816)	$(212,537)
Interest Sensitivity Gap:
Periodic	$80,381	$(665,298)	$49,575	$535,344
Cumulative		(584,917)	(535,342)	2
Cumulative gap as a percentage of total assets	1%	-7%	-7%	0%

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

Tables 15 and 16 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2007, and 2006, at then current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. As noted in Table 15, the economic value of equity at risk as of December 31, 2007, is -9%, at an interest rate change of positive 2%, while Table 16 discloses that net interest income at risk as of December 31, 2007, is -6%, at an interest rate change of positive 2%.

Table 15 - Balance Sheet Shock Analysis

At December 31, 2007	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$326,965	$326,965	$326,965	$326,965	$326,965
Short-term investments	143,277	143,274	143,271	143,269	143,266
Investment securities:
Held-to-maturity	4,792	4,792	4,792	4,792	4,792
Available-for-sale	2,140,691	2,107,057	2,079,271	2,004,859	1,919,878
Loans and leases, net of unearned income	9,023,671	8,883,127	8,754,378	8,632,427	8,508,007
Other assets	1,880,784	1,880,784	1,880,784	1,880,784	1,880,784

Total assets	$13,520,180	$13,345,999	$13,189,461	$12,993,096	$12,783,692

Liabilities
Deposits:
Non-interest bearing	1,241,078	1,218,113	1,195,770	1,174,026	1,152,862
Interest-bearing	7,698,368	7,637,179	7,589,121	7,535,290	7,482,569
Total borrowings	2,140,037	2,053,749	2,002,628	1,970,659	1,943,299
Other liabilities	272,706	272,706	272,706	272,706	272,706

Total liabilities	11,352,189	11,181,747	11,060,225	10,952,681	10,851,436
Total economic equity	2,167,991	2,164,252	2,129,236	2,040,415	1,932,256
Off balance sheet	0	0	0	0	0

Total liabilities and equity	$13,520,180	$13,345,999	$13,189,461	$12,993,096	$12,783,692

Economic equity ratio	16%	16%	16%	16%	15%
Value at risk	$38,755	$35,016	$0	($88,821)	($196,980)
% Value at risk	2%	2%	0%	-4%	-9%

At December 31, 2006	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$194,785	$194,785	$194,785	$194,785	$194,785
Short-term investments	104,529	104,529	104,529	104,529	104,529
Investment securities:
Held-to-maturity	6,146	6,146	6,146	6,146	6,146
Available-for-sale	1,420,388	1,401,873	1,397,420	1,343,470	1,308,305
Loans and leases, net of unearned income	5,623,227	5,554,888	5,488,312	5,419,575	5,349,553
Other assets	1,023,901	1,023,901	1,023,901	1,023,901	1,023,901

Total assets	$8,372,976	$8,286,122	$8,215,093	$8,092,406	$7,987,219

Liabilities
Deposits:
Non-interest bearing	895,093	878,872	863,082	847,709	832,738
Interest-bearing	4,880,654	4,843,384	4,814,447	4,783,535	4,753,268
Total borrowings	1,186,576	1,153,453	1,147,715	1,110,933	1,092,986
Other liabilities	258,327	258,327	258,327	258,327	258,327

Total liabilities	7,220,650	7,134,036	7,083,571	7,000,504	6,937,319
Total economic equity	1,152,326	1,152,086	1,131,522	1,091,902	1,049,900
Off balance sheet	0	0	0	0	0

Total liabilities and equity	$8,372,976	$8,286,122	$8,215,093	$8,092,406	$7,987,219

Economic equity ratio	14%	14%	14%	13%	13%
Value at risk	$20,804	$20,564	$0	($39,620)	($81,622)
% Value at risk	2%	2%	0%	-4%	-7%

Table 16 - Net Interest Income Shock Analysis

At December 31, 2007	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$8,257	$11,878	$15,471	$19,168	$22,784
Investments	100,889	106,812	110,462	112,746	115,207
Loans and leases	547,358	582,543	617,404	651,162	683,508

Total interest income	656,504	701,233	743,337	783,076	821,499

Interest expense:
Interest-bearing demand and savings	16,354	36,997	64,638	88,202	111,809
Time	122,195	137,637	154,263	171,036	187,857
Total borrowings	84,547	93,052	99,931	112,177	124,427

Total interest expense	223,096	267,686	318,832	371,415	424,093

Net interest income	$433,408	$433,547	$424,505	$411,661	$397,406

Net interest income at risk	$8,903	$9,042	$0	$(12,844)	$(27,099)
% Net interest income at risk	2%	2%	0%	-3%	-6%

At December 31, 2006	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$6,964	$9,119	$11,313	$13,513	$15,692
Investments	58,873	63,837	67,248	70,450	73,675
Loans and leases	363,919	387,896	411,447	434,582	457,416

Total interest income	429,756	460,852	490,008	518,545	546,783

Interest expense:
Interest-bearing demand and savings	33,761	48,988	66,792	84,076	101,359
Time	81,197	91,680	102,427	113,198	124,000
Total borrowings	46,836	51,585	57,037	63,837	70,737

Total interest expense	161,794	192,253	226,256	261,111	296,096

Net interest income	$267,962	$268,599	$263,752	$257,434	$250,687

Net interest income at risk	$4,210	$4,847	$0	$(6,318)	$(13,065)
% Net interest income at risk	2%	2%	0%	-2%	-5%

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate notional amount of $185.2 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2007, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $2.1 million.

In 2006, we entered into amortizing interest rate swaps with an aggregate total of $266.9 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. This transaction was subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On February 8, 2007, the swaps were terminated. On February 14, 2007, the forecasted sale of auto leases occurred, and the $0.2 million loss reported in other comprehensive income at December 31, 2006, was reclassified to gain on sale of loans and leases.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At December 31, 2007, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $0.1 million.

Our risk management objective in using derivatives is to add stability to interest income and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our hedging strategy. During 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and a forecasted auto lease securitization. The derivatives were designated as cash flow hedges. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. At December 31, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do no meet the strict hedge accounting requirements of FAS No. 133.

Table 17 summarizes our cash flow hedges at December 31, 2007.

Table 17 - Derivative Financial Instruments

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(Dollars in thousands)
$185,244	$(3,228)	one-month LIBOR	3.661% - 5.206%
25,000	81	three-month LIBOR	3.935
25,000	(163)	three-month LIBOR	4.083

$235,244	$(3,310)

Beginning in 2007, we instituted a program whereby we enter into transactions with our commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivate contracts, such that we have no net interest rate risk exposure resulting from the transaction. At December 31, 2007, the notional amount of interest rate swaps with our customers totaled $70.5 million. Derivatives with a fair value of $1.0 million were included in other assets, and derivatives with a fair value of $1.0 million were recorded in other liabilities.

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

Securitizations and Off-Balance-Sheet Financings

Table 18 - Components of Loans and Leases Serviced

	As of December 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Lease Securitization Transactions*	$463,517	$618,902
Home Equity Loan Securitization Transactions*	334,417	463,266
Agency Arrangements and Lease Sales*	61,551	135,471
Sale-Leaseback Transaction*	0	74,915
Leases and Loans Held in Portfolio	8,751,590	5,560,997

Total Leases and Loans Serviced	$9,611,075	$6,853,551

*	Off balance sheet

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

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. We, as servicer, distribute to third-party beneficial interest holders contracted returns. We retain the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. We estimate the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE and adjusted quarterly based on changes in these key economic risk factors. Based upon the information found in the table in Footnote 21, “Securitization Activity,” we believe that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of our interest-only strips.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization

Activity.” The gain recognized in this transaction was $2.7 million. The initial interest-only strip recorded for this transaction was $4.0 million, and the fair value of this interest-only strip at December 31, 2007, was $2.1 million.

Summary of Securitization Transactions in Prior Reporting Periods

Home Equity Loans

In September 2006, one of our banking subsidiaries, Susquehanna Bank PA, entered into a term securitization transaction of fixed-rate home mortgage loans and adjustable-rate HELOCs (the “September 2006 transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Bank DV, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the September 2006 transaction, Susquehanna Bank PA sold a portfolio of fixed-rate home equity loans with an aggregate principal balance of approximately $238.0 million and a portfolio of adjustable-rate HELOCs with an aggregate principal balance of approximately $111.4 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the September 2006 transaction, Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer (other than a non-economic interest representing tax ownership of the securitized fixed-rate home equity loan portfolio) are owned by the Transferor. The Transferor financed the purchase of the portfolio of home equity loans from Susquehanna Bank PA primarily through the issuance by the Issuer of $345.2 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

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

Based on our historical experience with HELOCs with the conversion feature, we determined that it was highly unlikely that more than 10% of the HELOCs held by the Issuer would be converted by the related obligors from variable-rate to fixed-rate obligations. This conclusion is based in part on our experience with HELOCs that have conversion features, which tend to be converted by obligors from variable rate to fixed rate within the first three-to-six months after origination. The securitized pool, at the time the loans were transferred to the Issuer, was generally seasoned more than six months. Further, we determined that it is highly unlikely that we will have any liability under the interest rate protection agreement provided for in the transaction agreements because we believe that, based upon historical experience and business understanding of obligor behavior, less than 10% of the HELOCs will be converted by the related obligors to fixed-rate loans. The estimated maximum cost and fair value to Susquehanna of complying with the interest rate protection discussed above is considered de minimis.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $8.2 million. The initial interest-only strips recorded for this transaction were $18.5 million, and the fair value of these interest-only strips at December 31, 2007, was $10.4 million.

In December 2005, one of our banking subsidiaries, Susquehanna Bank PA, entered into a term securitization transaction of HELOCs (the “2005 HELOC transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Bank DV, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the 2005 HELOC transaction, Susquehanna Bank PA sold a portfolio of loans with an aggregate total of approximately $239.8 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the 2005 HELOC transaction Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned by the Transferor. The Transferor financed the purchase of the portfolio of HELOCs from Susquehanna Bank PA primarily through the issuance by the Issuer of $239.8 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

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

In this transaction, the Issuer issued floating-rate asset-backed notes to third-party investors, which were backed by variable-rate HELOCs. However, approximately 35.35% of the loans as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the 2005 HELOC Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the floating-rate notes was unlikely to be materially and adversely affected if the Issuer’s assets included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $24.0 million. Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 15.35% of loans could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with us, structured in accordance with FAS No. 140, paragraph 40, to protect the third-party beneficial interest holders, above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the issuer with an additional source of funds to make payments on the floating-rate notes if the floating-rate exceeds the fixed-rates of the loans for which the related obligors have exercised their fixed-rate conversion feature. Our estimated maximum cost of complying with the interest rate protection is considered de minimis.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $6.6 million. The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at December 31, 2007, was $8.0 million.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $1.9 million. The initial recorded interest-only strip for this transaction was $0.7 million, and the fair value of this interest-only strip at December 31, 2007, was $0.7 million.

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

We retained the right to service the leases; however, no servicing asset or liability was recognized because the expected servicing costs are approximately equal to servicing fee income, which approximates current market value. In addition, we retained equity certificates of the Issuer initially totaling $26.3 million.

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $2.8 million. The initial recorded interest-only strip for this transaction was $2.3 million. At December 31, 2007, the associated interest-only strip had been fully amortized.

Late in the third quarter of 2004, Hann entered into a revolving securitization transaction (the “2004 transaction”). In connection with this transaction, Hann sells and contributes beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. From time to time, the QSPE may purchase the beneficial interests in additional automobile leases and related vehicles from Hann. Transfers to the QSPE are accounted for as sales under the guidelines of FAS No. 140. The QSPE finances the purchases by borrowing funds in an amount up to $200.0 million from a non-related, asset-backed commercial paper issuer (the “lender”). There were no transfers made to the QSPE during 2007. Neither Hann nor Susquehanna provides recourse for credit losses. However, the QSPE’s obligation to pay Hann the servicing fee each month is subordinate to the QSPE’s obligation to pay interest, principal and fees due on the loans. Therefore, if the QSPE suffers credit losses on its assets, it may have insufficient funds to pay the servicing fee to Hann. Additionally, if an early amortization event were to occur under the QSPE’s loan agreement, Hann, as servicer, would not receive payments of the servicing fee until all interest, principal and fees due on the loans have been paid (although the servicing fee will continue to accrue). Pursuant to the loan agreement for the 2004 transaction, an early amortization event would occur if, among other things, the portfolio failed to meet certain performance tests, or if the QSPE were to breach a material representation, warranty or covenant, or were to become insolvent.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see the footnote to the financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $0.6 million. At December 31, 2007, the associated interest-only strip had been fully amortized.

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

During the third quarter of 2002, Hann entered into a revolving securitization transaction and sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchases by borrowing funds in an amount up to $250.0 million from a non-related, asset-backed commercial paper issuer (a “lender”).

In July 2007, Hann, as servicer, issued a clean-up call for this transaction and recorded $33.4 million in lease receivables.

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

During the second quarter of 2002, Hann entered into an agency arrangement. In connection with that arrangement, we entered into an agreement under which we guarantee Auto Lenders’ performance of its obligations to the agency client (the “Residual Interest Agreement”). Auto Lenders has agreed to purchase leased vehicles in the agency client’s portfolio at the termination of the leases for the full residual value of those vehicles. In the event the agency client incurs any losses, costs or expenses as a result of any failure of Auto Lenders to perform this purchase obligation, we will compensate the agency client for any final liquidation losses with respect to such leased vehicle. Our liability, however, is limited to 12% of the maximum aggregate residual value of all leases purchased by the agency client. At December 31, 2007, the total residual value of the vehicles in the portfolio for this transaction was $0.2 million, and our maximum obligation under the Residual Interest Agreement at December 31, 2007, was immaterial.

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

Servicing Fees under the Securitization Transactions, Agency Agreements, and Lease Sales

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the lease securitization transactions, agency agreements, and lease sales approximate current market value. Hann has not recorded servicing assets or liabilities with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income.

The parent company acts as servicer for securitized home equity loans and recorded aggregate servicing assets based on the present value of estimated future net servicing income. The unamortized balance of these assets was $1.6 million at December 31, 2007. In addition, as part of the Community transaction, we acquired mortgage servicing rights with an unamortized balance of $0.8 million relating to the servicing of mortgages sold to FNMA and FHLMC. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. Susquehanna is evaluating the impact of Statement No. 141(R).

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. Susquehanna is evaluating the impact of Statement No. 160.

In December 2007, The Securities and Exchange Commission issued Staff Accounting Bulletin 110. SAB 110 allows companies to continue using the simplified method of estimating the expected-term assumption for “plain vanilla” stock options in certain circumstances. Susquehanna uses historical employee exercise patterns to provide a reasonable basis for estimating its expected-term assumption; and therefore, this SAB has no impact on its results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption of this statement is not expected to have a material impact on results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Footnote 17. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. Susquehanna currently measures plan assets and benefit obligations as of the end of its fiscal year.

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus on this Issue is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and will elect to recognize the effects of applying this consensus through a cumulative-effect adjustment to retained earnings; however, adoption of this EITF will not have a material impact on results of operations or financial condition.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focused primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; but its use could lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focused primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In the past, Susquehanna used the iron-curtain method. In SAB 108, the SEC staff established a model, commonly referred to as a “dual approach,” that required quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB 108 permitted public companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. As Susquehanna has always used the iron-curtain method, applying the provisions of SAB 108 did not result in either restating prior financial statements or recording a cumulative adjustment.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not anticipate that the adoption of this statement will have a material effect on results of operations or financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of the position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has not had a material impact on results of operations or financial condition. For the disclosures required by this interpretation, see Note 11 to the consolidated financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 was effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that began after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition.

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

Summary of 2006 Compared to 2005

Results of Operations

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

(1) Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is return on average equity, which is calculated using GAAP- based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	2006	2005
Return on average equity (GAAP basis)	9.56%	10.52%
Effect of excluding average intangible assets and related amortization	5.86%	5.54%
Return on average tangible equity	15.42%	16.06%

Efficiency ratio excluding Hann is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is efficiency ratio, which is calculated using GAAP-based amounts. We measure our efficiency ratio by dividing noninterest expenses by the sum of net interest income, on an FTE basis, and noninterest income. The presentation of an efficiency ratio excluding Hann is computed as the efficiency ratio excluding the effect of Hann. Management believes this to be a preferred measure because it excludes the volatility of vehicle residual values and vehicle delivery and preparation expense of Hann and provides better visibility into our core business activities. A reconciliation of efficiency ratio to efficiency ratio excluding Hann is set forth below.

	2006	2005
Efficiency ratio (GAAP basis)	66.43%	65.58%
Effect of excluding Hann	5.39%	7.61%
Efficiency ratio excluding Hann	61.04%	57.97%

Net Interest Income — Taxable Equivalent Basis

Net interest income increased to $256.8 million in 2006, as compared to $242.2 million in 2005. Net interest income as a percentage of net interest income plus other income was 65% for the twelve months ended December 31, 2006, 66% for the twelve months ended December 31, 2005, and 65% for the twelve months ended December 31, 2004.

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

At December 31, 2006, non-performing assets totaled $37.2 million and included $1.5 million in other real estate acquired through foreclosure and $5.4 million in restructured loans. At December 31, 2005, non-performing assets totaled $20.0 million, and included $2.6 million in other real estate acquired through foreclosure. The increase in non-performing assets was concentrated primarily in loans that were well collateralized, and we considered reserves against these loans to be adequate.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $9.4 million at December 31, 2006, a slight increase from $9.0 million at December 31, 2005.

Potential problem loans consisted of loans that were performing under contract but for which potential credit problems caused us to place them on our internally monitored loan list. Such loans totaled $56.5 million at December 31, 2006, and $29.8 million at December 31, 2005. The increase of $26.7 million was attributed to two borrowing relationships totaling $16.2 million. These loans were adequately secured by collateral. The balance of $10.5 million represented loans acquired in the Minotola acquisition and changes to our internally monitored loan list that occur in the normal course of business.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 35%, 34%, and 35% for 2006, 2005, and 2004, respectively.

Noninterest income increased $11.2 million, or 9.0%, in 2006, over 2005. This net increase primarily was composed of the following:

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

Commissions on property and casualty insurance sales. The 13.6% increase in commissions on property and casualty insurance sales was attributed to new business and better than expected contingency fee income in the first quarter of 2006.

Gains on sales of loans and leases. The 12.4% increase in gains on sales of loans and leases was attributed to $2.3 million in gains recognized on subsequent draws conveyed to the home equity securitization trusts throughout 2006.

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

Salaries and employee benefits. The 12.5% increase was primarily the result of the inclusion of Minotola operations since April 21, 2006, normal annual salary increases, and higher benefit costs. In addition, $1.0 million was recorded as share-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment,” (“FAS No. 123(R)”) on January 1, 2006.

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

Occupancy and furniture and equipment. The 10.9% increase was attributed to the inclusion of Minotola operations since April 21, 2006.

Vehicle residual value. The 62.7% decrease was the result of the contractual decrease in residual value guarantee premiums for 2006.

Other expense. All other expenses increased 12.1%. The inclusion of Minotola operations since April 2006 contributed to a general increase in all expense categories.

Income Taxes

Our effective tax rates for 2006 and 2005 were 31.2% and 29.2%, respectively.

The increase in our effective tax rate for 2006 was the result of a release of our valuation allowance in 2005 relating to our assessment that all of our state net operating losses were realizable.

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

Investment Securities

As a result of changes in the interest-rate environment and the impairment loss discussed in the following paragraph, our total equity was positively impacted by $5.3 million as the unrealized losses, net of taxes, on available-for-sale securities decreased from $17.5 million at December 31, 2005 to $12.2 million at December 31, 2006.

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

Investment securities available for sale increased $249.6 million, from December 31, 2005, to December 31, 2006. This increase occurred because, as part of our investment management strategy, we purchased securities in 2006 to replace those that matured in 2007 at interest rates that we believed would be more favorable than those that would have been available in 2007.

At December 31, 2006, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded ten percent of shareholders’ equity. Furthermore, at December 31, 2006, we held one mortgage-backed security with a fair value of $2.9 million that was rated one category below investment grade. The security, which was not down-graded nor considered impaired, was a subordinate adjustable-rate note retained in the September 2006 home equity loan securitization transaction. There were no investment securities whose ratings were less than investment grade at December 31, 2005.

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

In general, we believed that the internal growth that occurred in our loan portfolio in 2006 was accomplished through our sales and marketing efforts.

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

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, and Treasury tax and loan notes, increased by $94.4 million, or 30.7%, from December 31, 2005 to December 31, 2006. The increase was due to our replacing some of our FHLB borrowings with short-term borrowings as part of our asset/liability management process.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings decreased $140.0 million, and junior subordinated debentures increased $49.5 million from December 31, 2005 to December 31, 2006. As noted above, the decrease in FHLB borrowings occurred because we replaced some of this debt with short-term borrowings.

On April 19, 2006, we completed a private placement to an institutional investor of $50.0 million of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1 (the “Trust”). The trust preferred securities mature in June 2036, are redeemable at our option beginning after five years, and bore interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%.

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase our fixed/floating rate junior subordinated notes. The net proceeds to us from the sale of the notes to the Trust were used to finance our acquisition of Minotola National Bank.

We also entered into a Guarantee Agreement, dated April 19, 2006, pursuant to which we agreed to guarantee the payment by the Trust of distributions of the trust preferred securities, and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the note from us for the purpose of paying those distributions or the principal amount of the trust preferred securities.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2007	2006
	(in thousands, except share data)
Assets
Cash and due from banks	$326,965	$194,785
Unrestricted short-term investments	143,042	70,996

Cash and cash equivalents	470,007	265,781
Restricted short-term investments	242	33,533
Securities available for sale	2,059,160	1,397,420
Securities held to maturity (fair values approximate $4,792 and $6,146)	4,792	6,146
Loans and leases, net of unearned income	8,751,590	5,560,997
Less: Allowance for loan and lease losses	88,569	62,643

Net loans and leases	8,663,021	5,498,354

Premises and equipment, net	179,740	106,305
Foreclosed assets	11,927	1,544
Accrued income receivable	46,765	31,044
Bank-owned life insurance	344,578	264,398
Goodwill	945,081	335,005
Intangible assets with finite lives	58,274	19,092
Investment in and receivables from unconsolidated entities	123,586	121,663
Other assets	170,821	144,849

Total Assets	$13,077,994	$8,225,134

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,292,791	$959,654
Interest-bearing	7,652,328	4,917,935

Total deposits	8,945,119	5,877,589
Short-term borrowings	568,412	401,964
Federal Home Loan Bank borrowings	1,145,759	528,688
Long-term debt	150,303	150,036
Junior subordinated debentures	266,682	72,244
Accrued interest, taxes, and expenses payable	60,869	54,800
Deferred taxes	136,076	145,825
Other liabilities	75,760	57,702

Total liabilities	11,348,980	7,288,848

Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 85,935,315 at December 31, 2007 and 52,080,419 at December 31, 2006	171,810	104,161
Additional paid-in capital	1,038,894	345,840
Retained earnings	522,268	505,861
Accumulated other comprehensive loss, net of taxes of $(2,131) and $(10,541)	(3,958)	(19,576)

Total shareholders’ equity	1,729,014	936,286

Total Liabilities and Shareholders’ Equity	$13,077,994	$8,225,134

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2007	2006	2005
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$444,690	$404,814	$339,960
Securities:
Taxable	69,265	49,810	41,400
Tax-exempt	2,848	845	1,205
Dividends	4,572	3,653	2,666
Short-term investments	4,782	3,669	1,789

Total interest income	526,157	462,791	387,020

Interest Expense:
Deposits:
Interest-bearing demand	61,572	51,424	28,866
Savings	4,278	4,960	2,318
Time	124,673	99,195	64,979
Short-term borrowings	17,464	13,495	9,727
Federal Home Loan Bank borrowings	27,600	24,788	28,634
Long-term debt	14,667	12,159	10,251

Total interest expense	250,254	206,021	144,775

Net interest income	275,903	256,770	242,245
Provision for loan and lease losses	21,844	8,680	12,335

Net interest income, after provision for loan and lease losses	254,059	248,090	229,910

Noninterest Income:
Service charges on deposit accounts	31,413	26,446	21,442
Vehicle origination, servicing, and securitization fees	14,323	18,524	15,616
Asset management fees	19,843	18,439	17,882
Income from fiduciary-related activities	7,479	6,160	5,911
Commissions on brokerage, life insurance, and annuity sales	4,767	4,350	4,447
Commissions on property and casualty insurance sales	12,751	12,660	11,142
Income from bank-owned life insurance	11,405	10,000	9,105
Net gain on sale of loans and leases	8,427	16,816	14,966
Net gain on sale of bank branches	0	4,189	5,194
Net realized (loss) gain on securities	(11,857)	(949)	4,188
Other	22,108	19,678	15,185

Total noninterest income	120,659	136,313	125,078

Noninterest Expenses:
Salaries and employee benefits	144,508	128,465	114,197
Occupancy	24,371	20,905	18,853
Furniture and equipment	12,181	10,948	10,110
Advertising and marketing	10,216	9,627	8,671
Amortization of intangible assets	3,525	2,231	1,520
Vehicle lease disposal	12,651	14,220	21,076
Other	69,503	76,440	68,123

Total noninterest expenses	276,955	262,836	242,550

Income before income taxes	97,763	121,567	112,438
Provision for income taxes	28,670	37,929	32,875

Net Income	$69,093	$83,638	$79,563

Earnings per share:
Basic	$1.23	$1.66	$1.70
Diluted	$1.23	$1.66	$1.70
Cash dividends	$1.01	$0.97	$0.93
Average shares outstanding:
Basic	56,297	50,340	46,711
Diluted	56,366	50,507	46,919

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2007	2006	2005
	( in thousands)
Cash Flows from Operating Activities:
Net income	$69,093	$83,638	$79,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,177	15,919	18,671
Provision for loan and lease losses	21,844	8,680	12,335
Realized loss (gain) on available-for-sale securities, net	11,857	949	(4,188)
Deferred income taxes	1,070	21,955	24,513
Gain on sale of loans and leases	(8,427)	(16,816)	(14,966)
Gain on sale of other real estate owned	(196)	(176)	(210)
Mortgage loans originated for sale	(102,507)	(94,640)	(132,253)
Proceeds from sale of mortgage loans originated for sale	105,478	96,526	135,595
Loans and leases originated/acquired for sale, net of payments received	(391,975)	(296,211)	(346,243)
Net proceeds from sale of loans and leases originated/acquired for sale	252,493	339,420	5,218
Increase in cash surrender value of bank-owned life insurance	(11,630)	(10,000)	(9,105)
Net gain on sale of branch offices	0	(4,189)	(5,194)
Contribution to defined benefit pension plan	0	(3,000)	(6,000)
Increase in accrued interest receivable	(440)	(4,620)	(2,562)
Increase in accrued interest payable	3,721	3,138	2,224
Increase (decrease) in accrued expenses and taxes payable	(3,240)	(2,820)	6,357
Other, net	(28,190)	(31,828)	(30,957)

Net cash (used in) provided by operating activities	(63,872)	105,925	(267,202)

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	33,291	(7,197)	854
Activity in available-for-sale securities:
Sales	436,716	151,184	182,152
Maturities, repayments and calls	485,730	215,859	251,681
Purchases	(903,203)	(542,914)	(366,521)
Net proceeds from sale of loans and leases in banks’ portfolios	0	312,870	557,421
Net increase in loans and leases	(498,744)	(249,965)	(183,874)
Cash flows received from retained interests	37,715	25,806	16,498
Proceeds from bank-owned life insurance	4,471	2,891	0
Acquisitions, net of cash and cash equivalents acquired	114,749	(15,379)	(3,412)
Additions to premises and equipment	(19,356)	(12,718)	(13,195)

Net cash (used in) provided by investing activities	(308,631)	(119,563)	441,604

Cash Flows from Financing Activities:
Net increase in deposits	238,605	76,364	238,999
Sale of branch deposits, net of premium received	0	(28,900)	(54,904)
Net increase (decrease) in short-term borrowings	64,067	94,441	(113,345)
Net increase (decrease) in Federal Home Loan Bank borrowings	201,026	(139,978)	(82,554)
Repayment of long-term debt	(11)	(7)	(50,000)
Proceeds from issuance of junior subordinated debentures	121,062	50,000	0
Proceeds from issuance of common stock	4,512	9,155	5,221
Tax benefit from exercise of stock options	154	906	0
Cash dividends paid	(52,686)	(49,067)	(43,432)

Net cash provided by (used in) financing activities	576,729	12,914	(100,015)

Net change in cash and cash equivalents	204,226	(724)	74,387
Cash and cash equivalents at January 1	265,781	266,505	192,118

Cash and cash equivalents at December 31	$470,007	$265,781	$266,505

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$239,953	$202,883	$142,551
Income tax payments	$31,452	$20,406	$4,093
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$14,057	$2,721	$4,972
Interests retained in securitizations	$47,921	$54,970	$48,920
Securities purchased, not settled	$0	$10,113	$0
Leases acquired in clean-up call	$22,682	$12,284	$0
Acquisitions:
	Community	Minotola
Common stock issued	$756,037	$115,149	$0
Fair value of assets acquired (noncash)	$4,070,693	$653,339	$0
Fair value of liabilities assumed	$3,432,519	$522,811	$0

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2007, 2006, and 2005	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2005	46,592,930	$93,186	$226,384	$435,159	($3,035)	$751,694

Comprehensive income:
Net income				79,563		79,563
Change in unrealized loss on securities available for sale, net of taxes of $(8,227) and reclassification adjustment of $2,722					(15,279)	(15,279)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $539					1,003	1,003
Unrealized gain on cash flow hedges, net of taxes of $915					1,700	1,700

Total comprehensive income						66,987

Common stock issued under contingent earnings agreement	21,012	42	426			468
Common stock issued under employee benefit plans (including related tax benefit of $647)	239,251	478	4,275			4,753
Cash dividends declared ($0.93 per share)				(43,432)		(43,432)

Balance, December 31, 2005	46,853,193	93,706	231,085	471,290	(15,611)	780,470

Comprehensive income:
Net income				83,638		83,638
Change in unrealized loss on securities available for sale, net of taxes of $2,874 and reclassification adjustment of $(617)					5,337	5,337
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $663					1,232	1,232
Change in unrealized gain on cash flow hedges, net of taxes of $940					(1,161)	(1,161)

Total comprehensive income						89,046

Common stock issued in acquisition	4,797,870	9,596	105,553			115,149
Common stock issued under employee benefit plans (including related tax benefit of $906)	429,356	859	9,202			10,061
Cash dividends declared ($0.97 per share)				(49,067)		(49,067)
Adjustment to initially apply FAS No. 158, net of taxes of $(5,047)					(9,373)	(9,373)

Balance, December 31, 2006	52,080,419	104,161	345,840	505,861	(19,576)	936,286

Comprehensive income:
Net income				69,093		69,093
Change in unrealized loss on securities available for sale, net of taxes of $9,475 and reclassification adjustment of $7,707					17,708	17,708
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $195					363	363
Change in unrealized gain on cash flow hedges, net of taxes of $(1,440) and reclassification adjustment of $202					(2,675)	(2,675)
Net postretirement benefit loss arising during the year, net of taxes of $(52)					(96)	(96)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $171					318	318

Total comprehensive income						84,711

Common stock issued in acquisition	33,685,947	67,372	688,665			756,037
Common stock issued under employee benefit plans (including related tax benefit of $154)	168,949	277	4,389			4,666
Cash dividends declared ($1.01 per share)				(52,686)		(52,686)

Balance, December 31, 2007	85,935,315	$171,810	$1,038,894	$522,268	($3,958)	$1,729,014

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Bank DV and subsidiaries, Susquehanna Bank and subsidiaries, Susque-Bancshares Life Insurance Co. (dissolved in December 2005), Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), and The Addis Group, LLC (“Addis”) as of and for the years ended December 31, 2007, 2006, and 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. Susquehanna is a financial holding company that operates three commercial banks with an aggregate of 230 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

Securities. Susquehanna classifies debt and equity securities as either held to maturity or available for sale. Susquehanna does not have any securities classified as trading at December 31, 2007 or 2006. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. All other securities are classified as available for sale and reported at fair value. Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. Other-than-temporary impairments are recorded in noninterest income in the period in which they are recognized.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Securities classified as available for sale include investments management intends to use as part of its asset/liability management strategy. Those securities that have long-term unrealized gains, in which fair value is greater than cost, may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Management has the ability and intent to hold those securities that have unrealized losses due to changes in interest rates and other market factors for a time necessary to recover the amortized cost. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

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

Interest income on loans and leases is computed using the effective interest method. Loan and lease origination fees and certain direct loan and lease origination costs are deferred, and the net amount is recognized as an as an adjustment to the yield on the related loans over the contractual life of the loans.

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

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are grouped in homogeneous pools based on severity of risk. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans, are collectively evaluated for impairment. Non-accrual

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

commercial loans greater than $250 are evaluated for impairment on an individual basis. An insignificant delay or shortfall in the amounts of payments, when considered independently of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

Management performs quarterly reviews of Susquehanna’s loan portfolio to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the net realizable value of the collateral.

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related allowance. Subsequent recoveries, if any, are credited to the allowance.

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna enters into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Susquehanna utilizes interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt and forecasted auto lease securitizations. The derivatives are designated as cash flow hedges, and the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship at least quarterly by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Susquehanna does not use derivatives for speculative purposes.

Beginning in 2007, Susquehanna instituted a program whereby it enters into transactions with its commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivate contracts, such that Susquehanna has no net interest rate risk exposure resulting from the transaction. Fee income from customer swaps is included in other noninterest income. The related derivatives are recorded at fair value on the balance sheet as other assets and other liabilities.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the property at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or ten to twenty years. Maintenance and normal

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in operations.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets. Susquehanna follows Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized over their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is no longer amortized in accordance with FAS No. 142, rather an evaluation is performed on an annual basis. There was no impairment noted at December 31, 2007.

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

Comprehensive Income. Susquehanna reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes reclassification adjustments for net realized gains/ (losses) included in net income of $8,227; $323; and $2,722 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Susquehanna, as servicer, distributes to third-party beneficial interest holders contracted returns. Susquehanna retains the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. Susquehanna initially estimates the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE. The fair value of the interest-only strips is adjusted quarterly based on changes in these key economic risk factors. If the fair value of an interest-only strip were to fall below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized.

Subordinated notes and equity certificates retained in the securitization transactions are recorded on the balance sheet under the caption “Investment in and receivables from unconsolidated entities,” and other retained interests are recorded on the balance sheet under the caption “Other assets.”

For more information about Susquehanna’s securitization activities, see Note 21 to the consolidated financial statements.

Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales. Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. The servicing fees paid to Hann under the lease securitization transactions, agency agreements, and lease sales approximate current market value. Hann has not recorded servicing assets or liabilities with regard to those transactions, because its expected servicing costs are approximately equal to its expected servicing income.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

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

Share-based Compensation. Prior to adopting FAS No. 123(R) on January 1, 2006, Susquehanna’s share-based compensation was accounted for using the intrinsic value method set forth in the now-superseded APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, no compensation expense was recognized. Pursuant to the disclosure requirements of FAS No. 123(R), pro forma net income and earnings per share for the year ended December 31, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods. On March 1, 2005, options to purchase 151 shares of common stock were granted to employees and directors for past service, and the options vested immediately. The fair value of the options on the date of grant was $4.35.

For the Year Ended December 31, 2005
Net income, as reported	$79,563
Less: pro forma expense related to options granted, net of tax benefit	(2,063)

Pro forma net income	$77,500

Basic earnings per share:
As reported	$1.70
Pro forma	$1.66
Diluted earnings per share:
As reported	$1.70
Pro forma	$1.65

For additional information about Susquehanna’s share-based compensation plan, see Note 16 to the consolidated financial statements.

Recent Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. Susquehanna is evaluating the impact of Statement No. 141(R).

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. Susquehanna is evaluating the impact of Statement No. 160.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

In December 2007, The Securities and Exchange Commission issued Staff Accounting Bulletin 110. SAB 110 allows companies to continue using the simplified method of estimating the expected-term assumption for “plain vanilla” stock options in certain circumstances. Susquehanna uses historical employee exercise patterns to provide a reasonable basis for estimating its expected-term assumption; and therefore, this SAB has no impact on its results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption of this statement is not expected to have a material impact on results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Footnote 17. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. Susquehanna currently measures plan assets and benefit obligations as of the end of its fiscal year.

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus on this Issue is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and will elect to recognize the effects of applying this consensus through a cumulative-effect adjustment to retained earnings; however, adoption of this EITF will not have a material impact on results of operations or financial condition.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focused primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; but its use could lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focused primarily on the effect of correcting the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In the past, Susquehanna used the iron-curtain method. In SAB 108, the SEC staff established a model, commonly referred to as a “dual approach,” that required quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB 108 permitted public companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. As Susquehanna has always used the iron-curtain method, applying the provisions of SAB 108 did not result in either restating prior financial statements or recording a cumulative adjustment.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not anticipate that the adoption of this statement will have a material effect on results of operations or financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of the position to be recognized in the financial statements. FASB Interpretation No. 48 also provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation has not had a material impact on results of operations or financial condition. For the disclosures required by this interpretation, see Note 11 to the consolidated financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 was effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that began after September 15, 2006. Adoption of this statement has not had a material effect on results of operations or financial condition.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

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

2. Acquisitions

Stratton Holding Company

On December 31, 2007, Susquehanna entered into an agreement to acquire Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Under the agreement, Stratton Holding will become a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna Wealth management companies. The addition of Stratton will bring increased diversification in Susquehanna's investment expertise, including experience in mutual fund management. The acquisition, which is subject to regulatory approvals, is expected to be completed early in the second quarter of 2008.

Community Banks, Inc.

On November 16, 2007, Susquehanna completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at $870,802. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expands Susquehanna's territory into the Harrisburg market and deepens our foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. However, since the acquisition occurred in the fourth quarter of 2007, there may be adjustments in 2008, as additional information becomes available.

Unaudited
Assets
Cash and cash equivalents	$232,628
Securities	664,543
Loans and leases, net of allowance of $19,119	2,574,830
Premises and other equipment	65,604
Goodwill and other intangibles	646,324
Deferred taxes	19,171
Other assets	100,221

Total assets acquired	$4,303,321

Liabilities
Deposits	$2,828,925
Borrowings	588,376
Other liabilities	15,218

Total liabilities assumed	3,432,519

Net assets acquired	$870,802

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Presented below is certain unaudited pro forma information for the years ended December 31, 2007 and 2006, as if Community had been acquired on January 1, 2007 and 2006. These results combine the historical results of Community, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna's consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates.

	For the Year Ended December 31,
	2007	2006
Net income	$89,921	$130,029
Basic EPS	$1.05	$1.55
Diluted EPS	$1.05	$1.54

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

The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, "Business Combinations."

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

The acquisition of Minotola is considered immaterial for purposes of the disclosures required by FAS No. 141, "Business Combinations."

Brandywine Benefits Corporation and Rockford Pensions, LLC

On February 1, 2005, Susquehanna acquired Brandywine Benefits Corporation and Rockford Pensions, LLC (collectively "Brandywine") located in Wilmington, Delaware. Brandywine is a financial planning, consulting and administration firm specializing in retirement benefit plans for small-to-medium-sized businesses. Brandywine Benefits Corporation is a wholly owned subsidiary of Brandywine Benefits Corp., LLC, which in turn is a wholly owned subsidiary of VFAM.

The acquisition of Brandywine is considered immaterial for purposes of the disclosures required by FAS No. 141.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2007 and 2006, were as follows:

	2007		2006
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$71,890	4.54%	$36,333	4.67%
Money market funds	66,660	3.70	62,752	4.83
Commercial paper purchased	4,734	4.06	5,444	5.31

Total	$143,284		$104,529

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2007 and 2006, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007
Available-for-Sale:
U.S. Government agencies	$523,258	$9,807	$46	$533,019
Obligations of states and political subdivisions	266,982	2,250	599	268,633
Mortgage-backed securities	1,071,001	11,150	3,750	1,078,401
Other debt securities	78,333	158	10,264	68,227
Equity securities	111,289	463	871	110,880

	2,050,863	23,828	15,530	2,059,160
Held-to-Maturity:
State and municipal	4,792	0	0	4,792

Total investment securities	$2,055,655	$23,828	$15,530	$2,063,952

At December 31, 2006
Available-for-Sale:
U.S. Government agencies	$512,192	$459	$2,779	$509,872
Obligations of states and political subdivisions	27,369	30	258	27,141
Mortgage-backed securities	730,873	737	16,863	714,747
Other debt securities	72,368	107	193	72,282
Equity securities	73,393	383	398	73,378

	1,416,195	1,716	20,491	1,397,420
Held-to-Maturity:
State and municipal	6,146	0	0	6,146

Total investment securities	$1,422,341	$1,716	$20,491	$1,403,566

At December 31, 2007 and 2006, investment securities with carrying values of $1,424,965 and $892,034, respectively, were pledged to secure public funds and for other purposes as required by law.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

At December 31, 2007 and December 31, 2006, Susquehanna's holdings of investment securities that were rated below investment grade were insignificant.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, other debt securities, and mortgage-backed securities, at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale:
Within one year	$80,206	$80,182
After one year but within five years	391,181	398,509
After five years but within ten years	282,991	277,286
After ten years	1,185,196	1,192,303

	1,939,574	1,948,280

Securities held-to-maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	4,792	4,792

	4,792	4,792

Total debt securities	$1,944,366	$1,953,072

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2007
Gross gains	$218	$0
Gross losses	12,075	0

Net losses	($11,857)	$0

For the year ended December 31, 2006
Gross gains	$1,095	$0
Gross losses	2,044	0

Net losses	($949)	$0

For the year ended December 31, 2005
Gross gains	$5,097	$0
Gross losses	909	0

Net gains	$4,188	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$550	$1	$31,136	$45	$31,686	$46
States and political subdivisions	51,144	397	18,440	202	69,584	599
Mortgage-backed securities	1,121	1,643	184,182	2,107	185,303	3,750
Other debt securities	47,961	10,217	17,438	47	65,399	10,264
Equity securities	2,589	502	16,710	369	19,299	871

	$103,365	$12,760	$267,906	$2,770	$371,271	$15,530

	Less than 12 Months		12 Months or More		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$92,262	$318	$241,501	$2,461	$333,763	$2,779
States and political subdivisions	14,186	179	7,924	79	22,110	258
Mortgage-backed securities	118,897	686	476,309	16,177	595,206	16,863
Other debt securities	0	0	25,255	193	25,255	193
Equity securities	190	10	13,340	388	13,530	398

	$225,535	$1,193	$764,329	$19,298	$989,864	$20,491

In May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, management performed a comprehensive review of our available-for-sale investments. Management determined that for administrative and operational purposes, small remaining protions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2,000) should be sold. These odd lots, totaling $182,000, resulted from previous mergers and bank consolidations and from principal amortization over time. Additionally, Susquehanna determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51,000 should be sold. Many of these mortgage obligations were acquired in the historic low-interest-rate environment of 2002 through 2004.

This restructuring involved the sale of approximately 16.0% of our available-for-sale investment portfolio, and resulted in a pre-tax charge of approximately $11,800. The proceeds from the sales of these securities were reinvested in a diversified mix of Federal Agency bullet debentures and residential mortgage-backed securities with higher yields, longer durations, and positive convexity attributes.

In December 2006, Susquehanna recognized an other-than-temporary impairment of $954 related to Susquehanna's Corporate Investment Committee's decision to implement a modest restructuring program of its Federal Agency debenture portfolio in 2007. This restructuring program included the January 2007 sale of Federal Agency debentures classified as available for sale with an aggregate book value of $78,992 and unrealized losses of $954 at December 31, 2006.

Management does not believe any remaining individual security with an unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and mortgage-backed securities relate primarily to securities issued by Federal Home Loan Banks, the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These unrealized losses are predominantly attributable to changes in interest rates. The unrealized losses reported for other debt securities are attributable to market factors other than interest rates and credit risk. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

5. Loans and Leases

Loans and leases, net of unearned income of $159,766 and $109,294 at December 31, 2007 and December 31, 2006, respectively, and net of deferred origination costs of $9,099 and $8,310 at December 31, 2007 and 2006, respectively, were as follows:

	2007	2006
Commercial, financial and agricultural	$1,781,981	$978,522
Real estate—construction	1,292,953	1,064,452
Real estate secured—residential	2,151,923	1,147,741
Real estate secured—commercial	2,661,841	1,577,534
Consumer	411,159	313,848
Leases, primarily automobile	451,733	478,900

Total loans and leases	$8,751,590	$5,560,997

Leases held for sale (included in “Leases,” above)	$238,351	$226,637
Home equity loans held for sale (included in “Real estate secured—residential,” above)	97,320	17,473

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2007 and 2006, the aggregate balances of overdrawn deposit accounts reclassified as loans were $5,655 and $2,057, respectively.

Net investment in direct financing leases was as follows:

	2007	2006
Minimum lease payments receivable	$337,875	$369,732
Estimated residual value of leases	176,400	172,477
Unearned income under lease contracts	(62,542)	(63,309)

Total leases	$451,733	$478,900

Substantially all of Susquehanna's loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

An analysis of impaired loans at December 31, 2007, 2006, and 2005, follows:

	2007	2006	2005
Impaired loans without a related reserve	$27,716	$11,468	$1,731
Impaired loans with a reserve	13,033	8,620	2,066

Total impaired loans	$40,749	$20,088	$3,797

Reserve for impaired loans	$4,146	$1,877	$1,312
Average balance of impaired loans	20,921	8,987	4,450
Interest income on impaired loans (cash basis)	66	156	79
Interest income that would have been recorded under original terms	1,811	1,641	313

Sale-leaseback Transaction

On January 12, 2007, Susquehanna exercised an early buyout option associated with Hann’s sale-leaseback transaction. As a result, Hann acquired approximately $78,400 of beneficial interests in automobile leases and related vehicles. A significant portion of these automobile leases and related vehicles was sold to Susquehanna’s banking subsidiaries and subsequently included in the February 2007 vehicle lease securitization transaction.

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2007	2006	2005
Balance -January 1,	$62,643	$53,714	$54,093
Additions through acquisition	19,119 (1)	5,514 (2)	0
Provision charged to operating expense	21,844	8,680	12,335
Charge-offs	(19,185)	(11,116)	(18,355)
Recoveries	4,148	5,851	5,641

Net charge-offs	(15,037)	(5,265)	(12,714)

Balance - December 31,	$88,569	$62,643	$53,714

(1)	As part of the Community acquisition, Susquehanna recorded a $19,119 addition to the allowance for loan and lease losses. Susquehanna evaluated Community's loan portfolio at the time of acquisition and identified impaired loans totaling $16,350, as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Therefore, as required, Susquehanna recorded a valuation allowance of $7,365 for those impaired loans. The remainder of Community's loan portfolio was recorded at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management's evaluation of FAS No. 5, “Accounting for Contingencies.”
(2)	As part of the Minotola acquisition, Susquehanna recorded a $5,514 addition to the allowance for loan and lease losses. Susquehanna evaluated Minotola’s loan portfolio at the time of acquisition and did not identify any impaired loans as defined in SOP 03-3 and FAS No. 114. Therefore, as required by FAS No. 141, “Business Combinations,” Susquehanna recorded Minotola’s loan portfolio at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management’s evaluation of FAS No. 5.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2007	2006
Land	$30,986	$15,455
Buildings	125,646	78,647
Furniture and equipment	95,008	82,953
Leasehold improvements	25,145	19,882
Land improvements	3,257	2,743

	280,042	199,680
Less: accumulated depreciation and amortization	100,302	93,375

	$179,740	$106,305

Depreciation and amortization expense charged to operations totaled $11,541 in 2007, $9,803 in 2006, and $8,638 in 2005.

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options generally are available for periods up to 10 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2007, were as follows:

Operating Leases
2008	$11,666
2009	11,042
2010	10,057
2011	8,697
2012	7,588
Subsequent years	60,364

$109,414

Rent expense charged to operations totaled $8,944 in 2007, $7,953 in 2006, and $7,769 in 2005.

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets as of December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$59,199	($9,744)	$24,044	($6,585)
Customer lists	9,467	(702)	1,915	(338)
Favorable lease adjustments	393	(339)	393	(337)

Total	$69,059	($10,785)	$26,352	($7,260)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

In 2007, as a result of the Community acquisition, $35,154 was recognized as a core deposit intangible that is being amortized over 10 years, and $5,099 was recognized as customer list intangibles that are being amortized over 10 years. In addition, as a result of the Widmann Siff acquisition, $2,452 was recognized as a customer list intangible that is being amortized over 15 years.

In 2006, as a result of the Minotola acquisition, $10,053 was recognized as a core deposit intangible that is being amortized over 10 years.

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2006	$242,718
Goodwill acquired through the Minotola acquisition	91,201
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,086

Goodwill at December 31, 2006	335,005
Goodwill acquired through the Community acquisition	606,071	(1)
Goodwill acquired through the Widmann Siff acquisition	736
Additional goodwill related to contingent earn-out agreement associated with the Addis acquisition	2,000
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,172
Other	97

Goodwill at December 31, 2007	945,081

(1)	Nondeductible for income tax purposes.

The following table sets forth the actual and estimated pre-tax amortization expense for amortizing intangible assets.

Aggregate Amortization Expense for the Year Ended December 31:
2007	$3,525
Estimated Amortization Expense for the Year Ended December 31:
2008	$9,900
2009	9,145
2010	8,372
2011	7,599
2012	6,481

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2007	2006
Noninterest-bearing:
Demand	$1,292,791	$959,654
Interest-bearing:
Interest-bearing demand	2,830,025	2,004,596
Savings	713,984	477,447
Time	2,750,867	1,528,298
Time of $100 or more	1,357,452	907,594

Total deposits	$8,945,119	$5,877,589

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted-average interest rates, at December 31, were as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$387,158	2.79%	$249,728	4.04%	$206,502	2.20%
Federal funds purchased	178,000	3.74	150,000	5.30	96,200	4.14
Treasury tax and loan notes	3,254	4.00	2,236	5.00	4,821	4.00

	$568,412		$401,964		$307,523

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Additional information pertaining to securities sold under repurchase agreements follows:

	2007	2006	2005
Average amounts outstanding	$275,135	$219,327	$270,154
Average interest rate	3.58%	3.73%	2.25%
Maximum amount outstanding at any month end	$442,958	$295,757	$309,418

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

December 31,	2007	2006
Due 2007, 3.205% to 6.20%	$0	$60,140
Due 2008, 2.70% to 5.50%	187,720	189,582
Due 2009, 4.01% to 5.318%	195,107	50,000
Due 2010, 4.02% to 6.06%	96,113	147,842
Due 2011, 3.25% to 4.98%	40,465	25,209
Due 2012, 3.25% to 4.60%	221,043	113
Due 2013 through 2014, 4.476% to 6.51%	164,557	1,031
Due 2015, 3.75% to 5.22%	149,525	45,750
Due 2016 through 2026, 4.14% to 6.0%	91,229	9,021

	$1,145,759	$528,688

Susquehanna subsidiary banks are members of the Federal Home Loan Banks of Atlanta and Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from FHLBs are collateralized by qualifying first mortgages. In addition, all of the subsidiaries’ stock in the FHLBs is pledged as collateral for such debt. Advances available under these agreements are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program, Susquehanna subsidiary banks had lines of credit available to them totaling $3,344,009 and $1,598,677, of which $1,144,378 and $526,264 (excluding purchase-accounting adjustments) was outstanding at December 31, 2007 and 2006, respectively. At December 31, 2007, Susquehanna subsidiaries could have borrowed an additional $1,342,096 based on qualifying collateral, and $857,535 more could be borrowed provided that additional collateral would have been pledged. Such additional borrowings would require the subsidiaries to increase their investment in FHLB stock by approximately $44,063.

Long-Term Debt and Junior Subordinated Debentures(1)

	2007			2006
	Amount	Rate		Amount	Rate
Subordinated notes due 2012	$75,000	6.05%		$75,000	6.05%
Subordinated notes due 2014	75,000	4.75		75,000	4.75
Other	303	4.31		36	6.50
Junior subordinated notes due 2027	21,956	8.00	(2)	22,244	7.10	(2)
Junior subordinated notes due 2036	50,000	6.39	(3)	50,000	6.39	(3)
Junior subordinated notes due 2057	125,000	9.38	(4)	0	0.00
Junior subordinated notes due 2033	15,001	8.59	(5)	0	0.00
Junior subordinated notes due 2033	14,940	8.07	(5)	0	0.00
Junior subordinated notes due 2036	9,430	6.35	(5)	0	0.00
Junior subordinated notes due 2036	8,663	6.44	(5)	0	0.00
Junior subordinated notes due 2037	18,692	6.53	(5)	0	0.00
Junior subordinated notes due 2033	3,000	6.65	(5)	0	0.00

	$416,985			$222,280

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of purchase accounting adjustments.
(3)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1. 33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes were used to finance the acquisition of Minotola National Bank.
(4)	On December 12, 2007, Susquehanna issued $125,000 of retail hybrid trust preferred notes through a newly formed Delaware statutory trust, Susquehanna Capital I. The only assets of the issuer are Capital Efficient Notes (“CENts”) issued by Susquehanna. The notes mature in December 2057, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 9.375% per annum through the interest payment date in December 2037 and, after the interest payment date in December 2037, at a rate per annum equal to the three-month LIBOR plus 5. 455%. The proceeds from the sale of the CENts were used to replenish cash reserves used to pay for the cash portion of the Community Banks acquisition and for general corporate purposes.
(5)	As a result of the Community acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to five statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes are presented in this table at their fair values, and the interest rates are those in effect at December 31, 2007, unadjusted for the effects of purchase accounting.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2007	2006	2005
Current:
Federal	$24,131	$13,342	$3,305
State	3,196	2,832	4,674

Total current	27,327	16,174	7,979

Deferred:
Federal	1,133	21,961	28,926
State	211	(206)	(4,030)

Total deferred	1,344	21,755	24,896

Total income tax expense	$28,671	$37,929	$32,875

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$34,217	35.00%	$42,548	35.00%	$39,353	35.00%
Tax-advantaged income	(6,313)	(6.42)	(5,087)	(4.07)	(4,560)	(4.06)
Other, net	767	0.75	468	0.27	(1,918)	(1.70)

Total	$28,671	29.33%	$37,929	31.20%	$32,875	29.24%

As of December 31, 2007, Susquehanna has state net operating losses of $147,410, which begin to expire in 2012.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2007	2006
Deferred tax assets:
Reserve for loan losses	$36,162	$23,854
Deferred directors fees	190	397
Deferred compensation	4,883	2,145
Nonaccrual loan interest	1,633	905
State net operating losses	8,709	21,819
Federal alternative minimum tax credit carryover	0	7,376
State alternative minimum tax credit carryover	884	844
Federal low-income housing tax credit carryover	0	3,633
Post-retirement benefits	2,604	2,312
Unrealized gains and losses	(2,795)	5,494
Under (over) funded status of defined benefit pension or other	—	—
postretirement benefit plans	4,927	5,047
Other assets	1,250	965

Total deferred tax assets	58,447	74,791

Deferred tax liabilities:
Prepaid pension expense	(5,689)	(6,318)
Amortization of market value purchase adjustments	(4,958)	(1,414)
Deferred loan costs	(3,814)	(4,386)
FHLB stock dividends	0	(367)
Premises and equipment	(2,440)	(6,134)
Operating lease income, net	(99,316)	(118,185)
Deferred gain on sale of leases	(74,876)	(79,591)
Deferred gain on sale of loans	(2,479)	(3,967)
Other liabilities	(951)	(254)

Total deferred tax liabilities	(194,523)	(220,616)

Net deferred liability	($136,076)	($145,825)

Uncertainty in Income Taxes

Susquehanna adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. There was no impact on Susquehanna's financial position or results of operations as a result of the implementation of Interpretation No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,321
Increase based on tax positions related to the current year	915
Increase for tax positions of prior years	204
Decrease for tax positions of prior years	(182)
Decrease related to settlements with taxing authorities	(231)
Decrease relate to expiration of statute of limitations	(91)

Balance at December 31, 2007	$1,936

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Susquehanna had $1,936 of unrecognized tax benefits, of which $1,291, if recognized, would affect the effective tax rate.

Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2007, Susquehanna recognized approximately $66 in interest and penalties and had accrued approximately $154 for the payment of interest and penalties.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities before 2003. There is currently one state examination of Susquehanna’s tax returns in progress. As of December 31, 2007, there have been no proposed adjustments that would result in a material change to Susquehanna’s financial position.

12. Accumulated Other Comprehensive Income

	Unrealized Gains (Losses) on Securities	Unrealized Gains on Recorded Interests in Securitized Assets	Unrealized Gains (Losses) on Cash Flow Hedges	Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance at January 1, 2006	($17,619)	$309	$1,699	$0	($15,611)
Current-period change	5,337	1,232	(1,161)	(9,373)	(3,965)

Balance at December 31, 2006	($12,282)	$1,541	$538	($9,373)	($19,576)
Current-period change	17,708	363	(2,675)	222	15,618

Balance at December 31, 2007	$5,426	$1,904	($2,137)	($9,151)	($3,958)

The information presented above is net of taxes at 35%.

13. Financial Instruments with Off-balance-sheet Credit Risk

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

Years Ended December 31, 2007, 2006, and 2005

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2007 and 2006, were as follows:

	2007	2006
Standby letters of credit	$244,577	$154,188
Real estate commitments	780,025	574,713
Unused portion of home equity lines	585,409	332,975
Commercial commitments	861,991	482,237
Credit card lines	4,485	4,003

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

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31, 2007 and 2006, respectively, on those guarantees were $29 and $8,167.

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

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus the junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term subordinated debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off- balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The following table illustrates these capital ratios for each banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and each of its banking subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

At December 31, 2007	Tier I Capital Ratio (1)	Total Capital Ratio (2)	Leverage Ratio (3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	9.36	10.33	12.93
Susquehanna Bank DV	8.44	11.23	7.70
Susquehanna Bank	8.46	10.71	7.94
Total Susquehanna	9.23%	11.31%	10.24%

At December 31, 2006	Tier I Capital Ratio (1)	Total Capital Ratio (2)	Leverage Ratio (3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	11.19	12.38	10.29
Susquehanna Bank DV	9.39	11.26	8.29
Susquehanna Bank	9.51	11.41	8.35
Total Susquehanna	9.48%	12.48%	8.68%

(1)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(2)	Total capital divided by year-end risk-adjusted assets.
(3)	Tier I capital divided by average total assets less disallowed intangible assets.

16. Share-based Compensation

On January 1, 2006, Susquehanna adopted FAS No. 123(R), “Share-Based Payment.” As a result, compensation cost related to share-based-payment transactions is now recognized in Susquehanna’s financial statements using the modified prospective application. For the twelve months ended December 31, 2007 and December 31, 2006, share-based compensation expense totaling $1,439 and $968, respectively, was included in salaries and employee benefits expense in the Consolidated Statement of Income. Included in these amounts is $524 and $313, respectively, for grants in 2007 and 2006 attributable to “retirement eligible” individuals.

Prior to January 1, 2006, Susquehanna followed the nominal vesting period approach to recognize pro forma expense for “retirement eligible” employees, rather than the “non-substantive vesting period approach.” Current guidance states that companies that have followed the nominal vesting period approach must continue following that approach for the remaining portion of unvested outstanding awards granted prior to the adoption of FAS No. 123(R) and, upon adoption of FAS No. 123(R), apply the non-substantive vesting period approach to new grants that include retirement eligibility provisions. Susquehanna believes that the impact of applying the nominal vesting period approach rather than the non-substantive vesting period approach is immaterial.

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may have granted options to its employees and directors for up to 2,463 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of the company's stock on the date of grant, and an option's maximum term was ten years. Options were granted upon approval of the Board of Directors and typically vested one-third at the end of years three, four and five. The option prices ranged from a low of $13.00 to a high of $25.47. This Compensation Plan expired in 2006.

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Subject to adjustment in certain circumstances, the 2005 Plan authorizes up to 2,000 shares of common stock for

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, restricted stock options, restricted stock grants, restricted stock unit grants, and stock appreciation rights. The exercise price of any stock option granted under the 2005 Plan is the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years. Options typically vest one-third at the end of years three, four and five.

In November 2007, as part of the Community acquisition, Susquehanna assumed all Community option plans. Susquehanna will not grant any new options or awards under the Community option plans. All Community options became fully vested immediately prior to the effective date of the merger. At December 31, 2007, there were 32 unexercised options under the Community plans with exercise prices ranging from $12.23 to $19.56.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model. Expected volatilities are based on the historical volatility of Susquehanna stock, based on the monthly high stock price over the past years. The expected term of options granted is based upon historical exercise behavior of all employees and directors. The risk-free rate is based on zero coupon treasury rates in effect on the grant-date of the options. The following table presents the assumptions used to estimate the fair value of options granted in 2007, 2006, and 2005.

	2007	2006	2005
Volatility	20.59%	21.44%	20.60%
Expected dividend yield	4.00%	3.80%	3.80%
Expected term (in years)	6.5	6	7
Risk-free rate	4.44%	4.30%	4.28%

A summary of option activity under the Plans as of December 31, 2007, is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,697	$20.77
Granted	278	24.33
Forfeited	(58)	22.43
Exercised	(361)	18.53

Outstanding at December 31, 2006	1,556	$21.84	5.5	$7,844
Granted	592	24.25
Forfeited	(41)	23.95
Exercised	(83)	18.51
Acquisition of Community Banks	32	16.42

Outstanding at December 31, 2007	2,056	$22.54	6.0	$847

Exercisable at December 31, 2007	1,156	$21.31	3.9	$847

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The weighted-average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $4.08, $4.24, and $4.35, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $450, $2,613, and $1,848, respectively.

A summary of the status of Susquehanna’s nonvested shares as of December 31, 2007 follows:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2006	330	$3.89
Granted	278	4.24
Vested	(155)	3.93
Forfeited	(26)	3.97

Nonvested at December 31, 2006	427	4.10
Granted	592	4.08
Vested	(78)	3.89
Forfeited	(41)	4.06

Nonvested at December 31, 2007	900	$4.11

As of December 31, 2007, there was $1,782 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2012.

Cash received, net of withholding taxes paid on behalf of optionees electing cashless exercises, from option exercises under share-based-payment arrangements for the years ended December 31, 2007, 2006, and 2005, was $1,026, $6,811, and $2,648, respectively.

17. Benefit Plans

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

Community Banks, Inc. maintained a defined benefit pension plan for employees of a predecessor bank that covered less than 20% of Community’s aggregate employee base prior to its acquisition by Susquehanna. During the third quarter of 2003, the board of directors of Community approved the curtailment of this pension plan. At November 16, 2007, the plan had an unfunded pension liability of $642. On January 1, 2008, the plan was merged into the Susquehanna plan.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

A summary of the obligations and funded status of the plans at December 31, is as follows:

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$77,745	$69,135	$3,667	$3,544	$9,220	$6,635
Service cost	3,706	4,019	103	103	383	479
Interest cost	4,550	4,178	224	205	415	492
Plan participants’ contributions	0	0	0	0	205	242
Change in plan provisions	60	0	0	0	0	608
Actuarial (gain) loss	(634)	(1,906)	126	(64)	(2,219)	1,301
Acquisition	0	5,281	0	0	0	0
Benefits paid	(3,534)	(2,962)	(121)	(121)	(473)	(537)

Benefit obligation at end of year	$81,893	$77,745	$3,999	$3,667	$7,531	$9,220

Change in Plan Assets
Fair value of plan assets at beginning of year	$84,209	$70,425	$0	$0	$0	$0
Actual return on plan assets	4,330	8,828	0	0	0	0
Acquisition of Minotola	0	4,918	0	0	0	0
Employer contributions	0	3,000	120 *	121 *	267 *	295 *
Expenses	(99)	0	0	0	0	0
Plan participants’ contributions	0	0	0	0	205	242
Benefits paid	(3,533)	(2,962)	(120)	(121)	(472)	(537)

Fair value of plan assets at end of year	$84,907	$84,209	$0	$0	$0	$0

Funded status at end of year	$3,014	$6,464	($3,999)	($3,667)	($7,531)	($9,220)

*	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Assets	$3,014	$6,464	$0	$0	$0	$0
Liabilities	0	0	3,999	3,667	7,531	9,220

Net asset/liability recognized	$3,014	$6,464	$3,999	$3,667	$7,531	$9,220

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Net loss	$7,579	$6,195	$536	$493	($376)	$1,067
Transition (asset) obligation	0	(4)	0	0	372	446
Prior service cost	236	219	429	510	374	447

	$7,815	$6,410	$965	$1,003	$370	$1,960

The accumulated benefit obligation for the defined benefit pension plan was $77,439 and $73,103 at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the SERP was $3,297 and $2,933 at December 31, 2007, and 2006, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006	2007	2006
Service cost	$3,706	$4,019	$103	$103	$383	$479
Interest cost	4,550	4,178	224	203	414	492
Expected return on plan assets	(7,046)	(6,162)	0	0	0	0
Amortization of prior service cost	36	(15)	124	125	113	91
Amortization of transition obligation (asset)	(7)	(68)	0	0	113	113
Amortization of net actuarial (gain) or loss	51	910	59	63	0	103

Net periodic postretirement benefit cost	$1,290	$2,862	$510	$494	$1,023	$1,278

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
	Pension Benefits		SERP		Other Postretirement Benefits
	2007		2007		2007
Net loss (gain) for the period	$2,181		$126		($2,219)
Amortization of net (loss) gain	(51)		(59)		0
Prior service cost	60		0		0
Amortization of prior service cost	(36)		(124)		(113)
Amortization of transition obligation	7		0		(113)

Total recognized in other comprehensive income	$2,161		($57)		($2,445)

Total recognized in net periodic cost and other comprehensive income	$3,451		$453		($1,422)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Post- retirement Benefits
Expected amortization of net loss	$321	$49	$0
Expected amortization of prior service cost	42	124	113
Expected amortization of transition obligation (asset)	0	0	113

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Assumed health care trend rates:
Health care cost trend rate assumed for next year					10.00%	11.00%
Ultimate rate					5.00%	4.00%
Year that ultimate rate is reached					2013	2014

The weighted-average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Increase in minimum liability included in other comprehensive income			$0	$39
Assumed health care trend rates:
Health care cost trend rate assumed for current year					11.00%	12.00%
Ultimate rate					5.00%	4.00%
Year that ultimate rate is reached					2013	2014

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$22	$(19)
	2.70%	-2.37%
Effect on benefit obligation as of December 31, 2007	$206	$(183)
	2.73%	-2.43%

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

For the plan year ending December 31, 2008, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $124, and $371, respectively; and, for the same year, expected employee contributions are $0, $0, and $204, respectively. The 2008 plan assumptions used to determine net periodic cost will be a discount rate of 6.00% and an expected long-term return on plan assets of 8.5%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality Double-A bonds of similar duration. The payment projections used a seventy-five year payout projection.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are presented as follows:

For the year ended	Target 2008	2007	2006
Equity securities	40-60%	59%	58%
Debt securities	20-40%	34%	32%
Temporary cash investments	0-20%	7%	10%

Total		100%	100%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Estimated aggregate future benefit payments for pension, the SERP, and other benefits, which reflect expected future services, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2008	$2,697	$124	$371
2009	2,795	123	380
2010	3,053	121	429
2011	3,222	125	467
2012	3,461	124	501
Year 2013-2017	21,805	1,781	3,197

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan, which are included in salaries and benefits expense, amounted to $2,749 in 2007, $2,258 in 2006, and $2,141 in 2005.

18. Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	2007			2006			2005
For the Year Ended December 31,	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$69,093	56,297	$1.23	$83,638	50,340	$1.66	$79,563	46,711	$1.70
Effect of Diluted Securities:
Stock options outstanding		69	0.00		167	0.00		208	0.00

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$69,093	56,366	$1.23	$83,638	50,507	$1.66	$79,563	46,919	$1.70

For the years ended December 31, 2007 and 2006, options to purchase 1,631 and 911 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

For the year ended December 31, 2005, options to purchase 502 shares were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares; and the options were, therefore, antidilutive.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Note 19. Related Party Transactions

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

The activity of loans to such persons whose balances exceeded $120 in 2007 and 2006 follows. The information presented for 2005 uses the previous threshold of $60.

	2007	2006	2005
Balance - January 1	$17,831	$19,010	$40,277
Additions	11,655	23,683	21,745
Deductions:
Amounts collected	(10,189)	(15,680)	(20,193)
Other changes	346	(9,182)	(22,819)

Balance - December 31	$19,643	$17,831	$19,010

Note 20. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiaries. Accordingly, at December 31, 2007, $36,000 was available for dividend distribution to Susquehanna in 2008, from its banking subsidiaries.

Included in cash and due from banks are balances required to be maintained by banking subsidiaries on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $48,994 at December 31, 2007, and $30,704 at December 31, 2006.

In accordance with certain lease and retail loan financing arrangements, Hann maintains prescribed amounts of cash in accounts with the respective financial institutions. The total of such amounts represents restricted cash of $242 and $33,533 at December 31, 2007 and 2006, respectively.

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

Valley Forge Asset Management Corp. is required to maintain minimum net worth capital, and is governed by the United States Securities and Exchange Commission. As of December 31, 2007, this subsidiary met its minimum net worth capital requirement.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Note 21. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. Beginning in 2005, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans. All of these transactions were accounted for as sales under FAS No. 140, and Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees and rights to future cash flows remaining after the investors have received the return for which they contracted. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the securitization trusts have no recourse to Susquehanna’s other assets, except retained interests, for failure of debtors to pay when due. Susquehanna’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest-rate risks on the transferred assets.

Automobile Leases

2007 Transaction

In February 2007, Susquehanna securitized $300,414 of closed-end motor vehicle leases and recorded a pre-tax net gain of $2,709 (which included a loss recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $51,930 and included $7,774 in subordinated notes, $40,147 in equity certificates of securitization trust, and a $4,009 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs were approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is January 14, 2013.

2006 Transaction

In March 2006, Susquehanna securitized $356,140 of closed-end motor vehicle leases and recorded a pre-tax gain of $1,937 (which included a gain recognized on the associated cash-flow hedge) in noninterest income. Retained interests in the securitization totaled $53,953 and included $10,482 in subordinated notes, $42,812 in equity certificates of the securitization trust, and a $659 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs were approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is February 14, 2012.

2005 Transaction

In March 2005, Susquehanna securitized $366,816 of closed-end motor vehicle leases and recorded a pre-tax gain of $2,846 (which included a gain recognized on the associated cash-flow hedge) in noninterest income.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Retained interests in the securitization totaled $39,709 and included $11,070 in subordinated notes, $26,326 in equity certificates of the securitization trust, and a $2,313 interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The initial carrying value of the interest-only strip was estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the leases; however, no servicing asset or liability was recognized because expected servicing costs were approximately equal to expected servicing fee income, which approximates market value. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which do not bear interest, have been rated by independent rating agencies. Their final maturity date is January 3, 2011.

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

In the third quarter of 2007, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $33,397 in lease receivables.

Home Equity Loans

2006 Transaction

In September 2006, Susquehanna securitized $349,403 of fixed-rate home mortgage loans and variable-rate line of credit loans and recorded a pre-tax gain of $8,225 in noninterest income. Retained interests in the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

securitization totaled $21,244 and included $2,745 in subordinated notes, and $18,499 in interest-only strips. The initial carrying values of the interest-only strips were estimated at the date of sale by discounting projected future cash flows. Susquehanna has retained the right to service the loans and recorded a servicing asset of $2,334. Transaction costs associated with this securitization were included as a component of gain on sale. The subordinated notes retained in the transaction, which bear interest at one-month LIBOR + .75%, were rated by independent rating agencies and have a final maturity date of August 2036.

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

2005 Transaction

In December 2005, Susquehanna securitized $239,766 of home equity line of credit loans and recorded a pre-tax gain of $6,648 in noninterest income. The interest-only strips retained in the securitization totaled $7,298. The initial carrying values of the interest-only strips were estimated at the date of sale by discounting projected future cash flows. Susquehanna retained the right to service the loans and recorded a servicing asset of $1,289. Transaction costs associated with this securitization were included as a component of gain on sale.

In this securitization, approximately 35.4% of the loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $23,980, and its related fair value was considered to be de minimis.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

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
						0.17% - 1.25%
Variable-rate portion		20	45.00*	0.06	6.60	30-day LIBOR+
						0.15%
2005 transaction	6,648	20	45.00*	0.15	6.50	30-day LIBOR+
						0.19%

*	Constant Prepayment Rate

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	As of December 31				For the Year Ended December 31
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2007	2006	2007	2006	2007	2006
Loans and leases held in portfolio	$8,751,590	$5,560,997	$187,703	$98,242	$15,037	$5,265
Leases securitized	463,517	618,902	769	1,023	398	171
Home equity loans securitized	334,417	463,266	2,979	2,620	65	48
Leases serviced for others (1)	61,551	210,386	1,300	1,054	(91)	(58)

Total loans and leases serviced	$9,611,075	$6,853,551	$192,751	$102,939	$15,409	$5,426

(1)	Amounts at December 31, 2007 include agency arrangements. Amounts at December 31, 2006 include the sale/leaseback transaction and agency arrangements.

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Year Ended December 31
	2007	2006
Proceeds from securitizations	$252,493	$302,887
Amounts derecognized	300,414	356,140
Servicing fees received	6,984	8,519
Other cash flows received from retained interests	29,756	25,806

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Home Equity Loans	Year Ended December 31
	2007	2006
Proceeds from securitizations	$0	$338,597
Amounts derecognized	0	351,150
Additional draws conveyed to the trusts	59,688	61,285
Servicing fees received	1,631	1,365
Other cash flows received from retained interests	7,959	955

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

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2007 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest in calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in low prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

As of December 31, 2007

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$2,069	14	4.00%	0.05%	8.29%
Decline in fair value of 10% adverse change			$23	$12	$15
Decline in fair value of 20% adverse change			24	24	31

2006 transaction - Interest-Only Strip	$710	7	4.00%	0.05%	8.47%
Decline in fair value of 10% adverse change			$1	$4	$3
Decline in fair value of 20% adverse change			2	8	6

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$7,905	43	15.00	0.04%	13.18%
Decline in fair value of 10% adverse change			$285	$18	$242
Decline in fair value of 20% adverse change			557	36	467
Variable-rate portion	$2,464	20	45.00	0.06%	13.15%
Decline in fair value of 10% adverse change			$164	$6	$62
Decline in fair value of 20% adverse change			308	11	119

2005 transaction - Interest-Only Strips	$7,990	22	40.00	0.06%	13.10%
Decline in fair value of 10% adverse change			$459	$9	$188
Decline in fair value of 20% adverse change			869	19	364

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

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

As of December 31, 2007, and subsequent to the evaluation of adverse cash flows resulting in the other-than-temporary impairment charges on the fixed-rate home equity loans, the deterioration in the credit markets resulted in significant widening of yields associated with mortgage-related financial instruments. This deterioration prompted Susquehanna to re-evaluate the discount rates that were being utilized to calculate the fair value of the interest-only strips for all of its securitization transactions. This evaluation required Susquehanna to increase its discount rates, from a range of 6.50% to 6.60% as of December 31, 2006, to a range of 13.10% to 13.18% as of December 31, 2007, to reflect current market conditions and estimated fair values of these instruments. Susquehanna’s evaluation included consideration of actual historical cash flows of the underlying loans and leases and current yields on financial instruments with risk attributes similar to the underlying loans and leases. Susquehanna’s securitized loans and leases were originated in our market and do not contain exposure to sub-prime or alternative documentation (commonly referred to as “Alt-A”) loans and leases.

Note 22. Derivative Financial Instruments

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Susquehanna assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

Susquehanna’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its hedging strategy. During 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and a forecasted auto lease securitization. Derivatives in qualifying hedging were designated as cash flow hedges. Susquehanna used a regression methodology for quarterly prospective and retrospective assessments of hedge effectiveness for derivatives hedging the expected auto lease securitization, and used the “Hypothetical Derivative Method” described in Statement 133 Implementation Issue No. G7, “Measuring the Ineffectiveness of a Cash Flow hedge under Paragraph 30(b) When the Shortcut Method is Not Applied,” for quarterly prospective and retrospective assessments of hedges of floating-rate debt. Susquehanna used the “Hypothetical Derivative Method” for all measurements of hedge ineffectiveness. Under the Hypothetical Derivative Method, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest and fees on loans” for the hedges of floating-rate debt and “other income” for hedges related to the securitization of auto leases) when the hedged transactions affected earnings. Ineffectiveness resulting from the hedge, if any, is recorded as a gain or loss in the consolidated statement of income and comprehensive income as part of noninterest income. Susquehanna also monitored the risk of counterparty default on an ongoing basis.

At December 31, 2007, no derivatives were designated as fair value hedges nor hedges of net investments in foreign operations. Additionally, Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Susquehanna’s exposure to interest rate movements rate movements and other identified risks, but do not meet the strict hedge accounting requirements of FAS No 133. During 2007, Susquehanna recorded $242 of fee income related to derivatives not in qualifying hedging relationships.

At December 31, 2007, cash flow hedges with a fair value of $83 were included in other assets, and cash flow hedges with a fair value of $3,394 were included in other liabilities. The decrease in net unrealized gains of $2,675 (net of income tax benefit of $l,440) in 2007, for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity.

Amounts currently reported in accumulated other comprehensive income related to the hedging of the proposed lease securitization will be reclassified to other income when the auto lease securitization takes place in the first quarter of 2008. The change in net unrealized gains/losses on cash flow hedges during 2007 reflects a net reclassification of $1,096 of net unrealized gains from accumulated other comprehensive income of which, $1,147 included in interest income, and $51 was included in other income resulting from the February 2007 securitization of auto leases. During 2008, Susquehanna estimates that an additional $86 of deferred gains will be reclassified out of other comprehensive income and into interest expense for hedges of fixed-rate FHLB advances based on interest rate projections derived from the LIBOR swap curve (reducing interest expense), and $3,228 of deferred losses will be reclassified out of other comprehensive income into other expense related to the auto lease securitization expected to occur in the first quarter of 2008.

Beginning in 2007, Susquehanna instituted a program whereby it enters into transactions with its commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that Susquehanna has no net interest rate risk exposure resulting from the transaction. Fee income from customer swaps is included in other noninterest income. As with other derivative instruments, Susquehanna has credit risk for nonperformance by counterparties. At December 31, 2007, the notional amount of interest rate swaps with Susquehanna customers totaled $70,470. Derivatives with a fair value of $968 were included in other assets, and derivatives with a fair value of $968 were included in other liabilities.

Note 23. Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

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

The following table represents the carrying amount and estimated fair value of Susquehanna’s financial instruments at December 31:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$326,965	$326,965	$194,785	$194,785
Short-term investments	143,284	143,284	104,529	104,529
Investment securities	2,063,952	2,063,952	1,403,566	1,403,566
Loans and leases, net of unearned income	8,751,590	8,754,378	5,560,997	5,488,312

Financial liabilities:
Deposits	8,945,119	8,784,891	5,877,589	5,677,529
Short-term borrowings	568,412	568,412	401,964	401,964
FHLB borrowings	1,145,759	1,164,779	528,688	528,841
Long-term debt	416,985	396,566	222,280	216,910

Note 24. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2007	2006
Assets
Cash in subsidiary banks	$142	$199
Investments in and receivables from consolidated subsidiaries	2,124,345	1,145,791
Other investment securities	4,327	3,471
Premises and equipment, net	8,584	3,649
Other assets	51,989	33,359

Total assets	$2,189,387	$1,186,469

Liabilities and Shareholders’ Equity
Long-term debt	$150,000	$150,000
Junior subordinated debentures	267,229	72,244
Other liabilities	43,144	27,939

Total liabilities	460,373	250,183
Shareholders’ equity	1,729,014	936,286

Total liabilities and shareholders’ equity	$2,189,387	$1,186,469

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Statements of Income

	Years Ended December 31,
	2007	2006	2005
Income:
Dividends from bank subsidiaries	$72,000	$72,000	$48,500
Dividends from nonbank subsidiaries	10,500	2,300	6,733
Interest, dividends, and gains on sales of investment securities	(240)	140	43
Interest and management fees from bank subsidiaries	53,861	44,085	43,944
Interest and management fees from nonbank subsidiaries	2,320	2,237	2,059
Miscellaneous	1,969	6,584	3,051

Total income	140,410	127,346	104,330

Expenses:
Interest	14,664	12,157	10,251
Other	63,538	59,370	55,431

Total expenses	78,202	71,527	65,682

Income before taxes and equity in undistributed income of subsidiaries	62,208	55,819	38,648
Income tax provision	3,293	2,464	5,872
Equity in undistributed net income of subsidiaries	10,178	30,283	46,787

Net Income	$69,093	$83,638	$79,563

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$69,093	$83,638	$79,563
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,121	2,889	2,811
Realized (gain) loss on sale of available-for-sale securities	212	0	0
Equity in undistributed net income of subsidiaries	(10,178)	(30,283)	(46,787)
Other, net	7,180	2,477	419

Net cash provided by operating activities	69,428	58,721	36,006

Cash Flows from Investing Activities:
Purchase of investment securities	0	0	(2,842)
Proceeds from the sale/maturities of investment securities	499	0	0
Capital expenditures	(4,935)	(2,708)	(2,190)
Net investment in subsidiaries	(46,950)	(16,700)	61,500
Acquisitions	(91,141)	(51,455)	(3,412)

Net cash (used in) provided by investing activities	(142,527)	(70,863)	53,056

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,666	10,061	5,221
Proceeds from issuance of long-term debt	121,062	50,000	0
Repayment of long-term debt	0	0	(50,000)
Dividends paid	(52,686)	(49,067)	(43,432)

Net cash provided by (used in ) financing activities	73,042	10,994	(88,211)

Net increase (decrease) in cash and cash equivalents	(57)	(1,148)	851
Cash and cash equivalents at January 1,	199	1,347	496

Cash and cash equivalents at December 31,	$142	$199	$1,347

Note 25. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2007, and 2006, are as follows:

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except as noted and per share data)

	2007
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$120,527	$121,045	$127,701	$156,883
Interest expense	57,479	57,608	61,627	73,539

Net interest income	63,048	63,437	66,074	83,344
Provision for loan and lease losses	2,000	1,933	2,414	15,497

Net interest income after provision for loan and lease losses	61,048	61,504	63,660	67,847
Noninterest income	34,280	19,151	30,290	36,938
Noninterest expense	64,847	67,342	66,063	78,703

Income before income taxes	30,481	13,313	27,887	26,082
Applicable income taxes	9,754	3,495	7,994	7,427

Net income	$20,727	$9,818	$19,893	$18,655

Earnings per common share:
Basic	$0.40	$0.19	$0.38	$0.27
Diluted	0.40	0.19	0.38	0.27

	2006
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$103,962	$115,293	$123,790	$119,746
Interest expense	44,225	49,184	56,659	55,954

Net interest income	59,737	66,109	67,131	63,792
Provision for loan and lease losses	2,675	1,275	2,241	2,488

Net interest income after provision for loan and lease losses	57,062	64,834	64,890	61,304
Noninterest income	29,850	32,078	39,080	35,303
Noninterest expense	60,957	68,394	66,851	66,631

Income before income taxes	25,955	28,518	37,119	29,976
Applicable income taxes	8,254	9,178	11,878	8,620

Net income	$17,701	$19,340	$25,241	$21,356

Earnings per common share:
Basic	$0.38	$0.38	$0.49	$0.41
Diluted	0.38	0.38	0.49	0.41

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

and REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Susquehanna Bancshares, Inc. is responsible for the preparation of our consolidated financial statements and related information as they appear in this report. We believe that our consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present our financial position and results of operations in conformity with generally accepted accounting principles. We have also included in our financial statements amounts that are based on estimates and judgments which we believe are reasonable under the circumstances.

Our Board of Directors has an Audit Committee composed of four non-management Directors. The Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing, corporate governance and financial reporting matters.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, engaged to express an opinion as to the fairness of presentation of such financial statements. PricewaterhouseCoopers was also engaged to assess the effectiveness of our internal control over financial reporting. The report of PricewaterhouseCoopers LLP follows this report.

/S/ WILLIAM J. REUTER
William J. Reuter Chairman, President & Chief Executive Officer

/S/ DREW. K. HOSTETTER
Drew. K. Hostetter Executive Vice President, Treasurer & Chief Financial Officer

February 29, 2008

Lititz, Pennsylvania

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 29, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in our principal accountants in over two years. There have been no disagreements with such principal accountants on any matters of accounting principles, practices, financial statement disclosure, auditing scope, or procedures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting is included herein in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls over Financial Reporting. There were no significant changes in our internal controls or other factors during the last fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses in internal controls that would require corrective action.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the 2008 Proxy Statement in the Election of Directors section, the Corporate Governance section, the Director and Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2008 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2008 Proxy Statement in the Security Ownership of Certain Beneficial Owners and Holdings of Management section and the Director and Executive Officer Compensation—Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2008 Proxy Statement in the Certain Relationships and Related Transactions section and the Corporate Governance—Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2008 Proxy Statement in the Annual Audit Information—Fees Billed by Independent Accountants to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

(2)	Financial Statement Schedules. Not Applicable.

(3)	Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed October 19, 2007.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.11	9.375% Capital Securities Note is attached hereto as Exhibit 4.11.

4.12	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

10.1	Amended and Restated Agreement and Plan of Merger between Susquehanna and Community Banks, Inc., dated July 25, 2007, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, filed August 10, 2007.

10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.3	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed November 21, 2007.*

10.4	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.5	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

10.6	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007*

10.7	Employment Agreement, dated July 25, 2007, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

10.8	Employment Agreement, dated July 25, 2007, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

10.9	Employment Agreement, dated July 25, 2007, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

10.10	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

10.11	Employment Agreement, dated January 23, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

10.12	Description of cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed August 22, 2007.*

10.13	Description of the termination of Susquehanna’s Key Executive Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

10.14	Description of base salaries and discretionary option grants for the year ended December 31, 2007 to Susquehanna’s named executive officers is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

10.15	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

10.16	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

10.17	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.18	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is attached hereto as Exhibit 10.18.*

10.19	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached hereto as Exhibit 10.19*

10.20	Susquehanna’s Key Employee Severance Pay Plan, adopted in January 1999 and amended on May 26, 2000, February 22, 2001, October 18, 2006 and December 12, 2007, is attached hereto as Exhibit 10.20.*

10.21	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.22	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.23	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.*

10.26	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

10.27	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.28	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is attached hereto as Exhibit 10.28.*

10.29	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.29.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, President and Chief Executive Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. REUTER (William J. Reuter)	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/S/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	February 29, 2008

(James G. Apple)	Director	February 29, 2008

/S/ PETER DESOTO (Peter DeSoto)	Director	February 29, 2008

/S/ EDDIE L. DUNKLEBARGER (Eddie L. Dunklebarger)	Director	February 29, 2008

/S/ HENRY H. GIBBEL (Henry H. Gibbel)	Director	February 29, 2008

/S/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 29, 2008

/S/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 29, 2008

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2007

[SIGNATURES CONTINUED]

Signature	Title	Date

/S/ RUSSELL J. KUNKEL (Russell J. Kunkel)	Director	February 29, 2008

/S/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	February 29, 2008

/S/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 29, 2008

/S/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 29, 2008

/S/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	February 29, 2008

/S/ M. ZEV ROSE (M. Zev Rose)	Director	February 29, 2008

(Christine Sears)	Director	February 29, 2008

/S/ JAMES A. ULSH (James A. Ulsh)	Director	February 29, 2008

/S/ DALE M. WEAVER (Dale M. Weaver)	Director	February 29, 2008

/S/ ROGER V. WIEST (Roger V. Wiest)	Director	February 29, 2008

/S/ WILLIAM B. ZIMMERMAN (William B. Zimmerman)	Director	February 29, 2008

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(3)	3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

	3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed October 19, 2007.

(4)	Instruments defining the rights of security holders including indentures. The rights of theholders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders arecontained in the following documents or instruments, which are incorporated herein byreference.

	4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

Exhibit Numbers		Description and Method of Filing
	4.11	9.375% Capital Securities Note is attached hereto as Exhibit 4.11.

	4.12	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

	10.1	Amended and Restated Agreement and Plan of Merger between Susquehanna and Community Banks, Inc., dated July 25, 2007, is incorporated by reference to Exhibit 2.1 of Susquehanna’s Registration Statement on Form S-4/A, filed August 10, 2007.

	10.2	Employment Agreement, dated March 25, 2005, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.3	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed November 21, 2007.*

	10.4	Employment Agreement, dated March 25, 2005, between Susquehanna and Gregory A. Duncan is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.5	Employment Agreement, dated March 25, 2005, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed March 29, 2005.*

	10.6	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007*

	10.7	Employment Agreement, dated July 25, 2007, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

	10.8	Employment Agreement, dated July 25, 2007, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

	10.9	Employment Agreement, dated July 25, 2007, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.3 of Susquehanna’s Current Report on Form 8-K, filed July 30, 2007.*

	10.10	Employment Agreement, dated January 10, 2006, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

Exhibit Numbers		Description and Method of Filing
	10.11	Employment Agreement, dated January 23, 2006, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.2 of Susquehanna’s Current Report on Form 8-K, filed January 24, 2006.*

	10.12	Description of cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed August 22, 2007.*

	10.13	Description of the termination of Susquehanna’s Key Executive Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

	10.14	Description of base salaries and discretionary option grants for the year ended December 31, 2007 to Susquehanna’s named executive officers is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

	10.15	Susquehanna’s Executive Deferred Income Plan, effective January 1, 1999, is incorporated by reference to Exhibit 10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.*

	10.16	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 1998 is incorporated by reference to Exhibit 10(iv) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Supplemental Executive Retirement Plan Amendment 2004-1, dated January 21, 2004, is incorporated by reference to Exhibit 10.5 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.*

	10.17	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.18	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is attached hereto as Exhibit 10.18.*

	10.19	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached hereto as Exhibit 10.19*

	10.20	Susquehanna’s Key Employee Severance Pay Plan, adopted in January 1999 and amended on May 26, 2000, February 22, 2001, October 18, 2006 and December 12, 2007, is attached hereto as Exhibit 10.20.*

	10.21	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*
	10.22	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.23	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

Exhibit Numbers		Description and Method of Filing
	10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.25	Director Compensation Schedule, effective January 1, 2006, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed March 17, 2006.*

	10.26	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 5, 2007.*

	10.27	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.28	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is attached hereto as Exhibit 10.28.*

	10.29	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.29.

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiariesof the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

Exhibit Numbers		Description and Method of Filing
	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section1350 Certifications. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c) Financial Statement Schedule. None Required.