Form 10-Q
period 2008-03-31
SUSQUEHANNA BANCSHARES INC
filed 2008-05-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 001-33872

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of April 29, 2008, there were 85,978,955 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31 2008	December 31 2007	March 31 2007
	(in thousands, except share data)
Assets
Cash and due from banks	$292,904	$326,965	$181,780
Unrestricted short-term investments	134,113	143,042	112,055

Cash and cash equivalents	427,017	470,007	293,835
Restricted short-term investments	237	242	213
Securities available for sale	2,033,924	2,059,160	1,435,862
Securities held to maturity (fair values approximate $9,293; $4,792; and $4,933)	9,293	4,792	4,933
Loans and leases, net of unearned income	8,887,005	8,751,590	5,393,665
Less: Allowance for loan and lease losses	92,995	88,569	61,789

Net loans and leases	8,794,010	8,663,021	5,331,876

Premises and equipment, net	180,306	179,740	106,012
Foreclosed assets	14,947	11,927	3,962
Accrued income receivable	44,273	46,765	30,266
Bank-owned life insurance	347,560	344,578	265,971
Goodwill	949,499	945,081	338,284
Intangible assets with finite lives	55,767	58,274	18,469
Investment in and receivables from unconsolidated entities	87,267	123,586	166,811
Other assets	149,007	170,821	162,687

Total Assets	$13,093,107	$13,077,994	$8,159,181

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,232,754	$1,292,791	$905,382
Interest-bearing demand	2,744,201	2,830,025	2,151,530
Savings	725,152	713,984	470,497
Time	2,739,256	2,750,867	1,563,477
Time of $100 or more	1,422,114	1,357,452	934,621

Total deposits	8,863,477	8,945,119	6,025,507
Short-term borrowings	510,648	568,412	256,299
FHLB borrowings	1,289,999	1,145,759	451,961
Long-term debt	150,298	150,303	150,033
Junior subordinated debentures	271,371	266,682	72,106
Accrued interest, taxes, and expenses payable	63,673	60,869	43,682
Deferred taxes	133,307	136,076	148,630
Other liabilities	77,026	75,760	60,263

Total Liabilities	11,359,799	11,348,980	7,208,481

Shareholders’ equity:
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 85,977,455 at March 31, 2008; 85,935,315 at December 31, 2007; and 52,139,989 at March 31, 2007	171,955	171,810	104,219
Additional paid-in capital	1,040,052	1,038,894	347,471
Retained earnings	525,454	522,268	513,563
Accumulated other comprehensive loss, net of taxes of $2,236; $2,131; and $7,836, respectively	(4,153)	(3,958)	(14,553)

Total Shareholders’ Equity	1,733,308	1,729,014	950,700

Total Liabilities and Shareholders’ Equity	$13,093,107	$13,077,994	$8,159,181

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31
	2008	2007
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$150,757	$102,445
Securities:
Taxable	22,447	15,465
Tax-exempt	2,762	387
Dividends	1,505	1,106
Short-term investments	1,022	1,124

Total interest income	178,493	120,527

Interest Expense:
Deposits:
Interest-bearing demand	11,239	16,398
Savings	1,542	1,113
Time	43,608	27,739
Short-term borrowings	3,325	3,782
FHLB borrowings	12,756	5,170
Long-term debt	7,842	3,277

Total interest expense	80,312	57,479

Net interest income	98,181	63,048
Provision for loan and lease losses	9,837	2,000

Net interest income, after provision for loan and lease losses	88,344	61,048

Noninterest Income:
Service charges on deposit accounts	11,088	6,475
Vehicle origination, servicing, and securitization fees	3,428	4,018
Asset management fees	4,845	4,611
Income from fiduciary-related activities	2,294	1,588
Commissions on brokerage, life insurance, and annuity sales	1,688	1,111
Commissions on property and casualty insurance sales	3,913	4,092
Income from bank-owned life insurance	3,526	2,659
Net gain on sale of loans and leases	1,325	4,051
Net realized gain on securities	88	61
Other	10,707	5,614

Total noninterest income	42,902	34,280

Noninterest Expenses:
Salaries and employee benefits	46,045	34,276
Occupancy	9,455	6,070
Furniture and equipment	4,080	2,897
Advertising and marketing	4,176	1,825
Amortization of intangible assets	2,507	623
Vehicle lease disposal	2,195	3,345
Other	23,503	15,811

Total noninterest expenses	91,961	64,847

Income before income taxes	39,285	30,481
Provision for income taxes	11,265	9,754

Net Income	$28,020	$20,727

Earnings per share:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40
Cash dividends paid	$0.26	$0.25
Average shares outstanding:
Basic	85,922	52,097
Diluted	85,963	52,201

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

Three months ended March 31,	2008	2007
Cash Flows from Operating Activities:
Net income	$28,020	$20,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,372	4,000
Provision for loan and lease losses	9,837	2,000
Realized gain on available-for-sale securities, net	(88)	(61)
Deferred income taxes	(2,664)	81
Gain on sale of loans and leases	(1,325)	(4,051)
Loss (gain) on sale of other real estate owned	41	(43)
Mortgage loans originated for sale	(57,102)	(27,123)
Proceeds from sale of mortgage loans originated for sale	48,450	26,721
Loans and leases originated/acquired for sale, net of payments received	(68,739)	(144,341)
Net proceeds from sale of loans and leases originated/acquired for sale	0	252,493
Increase in cash surrender value of bank-owned life insurance	(3,360)	(2,510)
Decrease in accrued interest receivable	2,492	778
Increase in accrued interest payable	721	2,502
Increase (decrease) in accrued expenses and taxes payable	2,083	(13,620)
Other, net	11,799	(18,920)

Net cash (used in) provided by operating activities	(23,463)	98,633

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	5	33,320
Activity in available-for-sale securities:
Sales	5,433	81,279
Maturities, repayments, and calls	180,523	89,682
Purchases	(158,143)	(201,123)
Net (increase) decrease in loans and leases	(33,031)	10,484
Cash flows received from retained interests	5,885	2,990
Proceeds from bank-owned life insurance	378	937
Additions to premises and equipment, net	(4,363)	(2,335)

Net cash (used in) provided by investing activities	(3,313)	15,234

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(81,642)	147,918
Net decrease in short-term borrowings	(57,764)	(145,665)
Net increase (decrease) in FHLB borrowings	144,240	(76,727)
Repayment of long-term debt	(5)	(3)
Proceeds from issuance of common stock	1,287	1,584
Tax benefit from exercise of stock options	16	105
Cash dividends paid	(22,346)	(13,025)

Net cash used in financing activities	(16,214)	(85,813)

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(42,990)	28,054
Cash and cash equivalents at January 1	470,007	265,781

Cash and cash equivalents at March 31	$427,017	$293,835

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$79,591	$54,977
Income tax payments	$455	$8,809
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$5,604	$3,507
Interests retained in securitizations	$0	$47,920
Leases acquired in clean-up call	$32,140	$0
Securities purchased, not settled	$0	$11,225
Securities sold, not settled	$0	$10,060

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	($19,576)	$936,286

Comprehensive income:
Net income				20,727		20,727
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $21					4,022	4,022
Change in unrealized gain on recorded interests in securitized assets, net of taxes					981	981
Change in unrealized gain on cash flow hedges, net of taxes and reclassification adjustment of $(202)					20	20

Total comprehensive income						25,750

Common stock and options issued under employee benefit plans (including related tax benefit of $105)	59,570	58	1,631			1,689
Cash dividends declared ($0.25 per share)				(13,025)		(13,025)

Balance at March 31, 2007	52,139,989	$104,219	$347,471	$513,563	($14,553)	$950,700

Balance at January 1, 2008	85,935,315	$171,810	$1,038,894	$522,268	($3,958)	$1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”				(2,488)		(2,488)

Comprehensive income:
Net income				28,020		28,020
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $57					1,146	1,146
Change in unrealized gain on recorded interests in securitized assets, net of taxes					1,854	1,854
Change in unrealized loss on cash flow hedges, net of taxes					(3,195)	(3,195)

Total comprehensive income						27,825

Common stock and options issued under employee benefit plans (including related tax benefit of $16)	42,140	145	1,158			1,303
Cash dividends declared ($0.26 per share)				(22,346)		(22,346)

Balance at March 31, 2008	85,977,455	$171,955	$1,040,052	$525,454	($4,153)	$1,733,308

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited and is subject to year-end adjustments. Certain prior year amounts have been reclassified to conform with current period classifications. The reclassifications had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2008 and 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 84 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Adopted Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 was effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Adoption of Statement No. 159 has had no material impact on results of operations and financial condition. At March 31, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For the disclosures required by this Statement, see footnote 11. Adoption of Statement No. 157 has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.“ FSP No. FAS 157-1 amends Statement No. 157, “Fair Value Measurements,” to exclude Statement No. 13, “Accounting for Leases,” and other pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under Statement No. 141, “Business Combinations,” or Statement No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. This FSP was effective upon the initial adoption of Statement No. 157. Adoption of FSP No. FAS 157-1 has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.“ FSP No. FAS 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after Novermber 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP was effective upon issuance. Adoption of FSP No. FAS 157-2 has had no material impact on results of operations and financial condition.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin 110. SAB 110 allows companies to continue using the simplified method of estimating the expected-term assumption for “plain vanilla” stock options in certain circumstances. Susquehanna uses historical employee exercise patterns to provide a reasonable basis for estimating its expected- term assumption; and therefore, this SAB has no impact on its results of operations and financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus in this Issue was effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and has elected to recognize the effects of applying this consensus through a cumulative-effect adjustment to retained earnings of $2,488.

Recently Issued Accounting Pronouncements.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Susquehanna is evaluating the impact of Statement No. 161.

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

NOTE 2. Acquisitions

Stratton Holding Company

On April 30, 2008, Susquehanna completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton will bring increased diversification in Susquehanna’s investment expertise, including experience in mutual fund management.

The acquisition of Stratton was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Community Banks, Inc.

On November 16, 2007, Susquehanna completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at $870,802. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expands Susquehanna’s territory into the Harrisburg market and deepens its foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. However, since the acquisition occurred in the fourth quarter of 2007, net adjustments increasing goodwill totaling $4,418 were made in the first quarter of 2008, as additional information became available.

Unaudited
Assets
Cash and cash equivalents	$232,628
Securities	664,334
Loans and leases, net of allowance of $19,119	2,574,830
Premises and other equipment	64,729
Goodwill and other intangibles	650,742
Deferred taxes	19,171
Other assets	99,702

Total assets acquired	$4,306,136

Liabilities
Deposits	$2,830,408
Borrowings	588,376
Other liabilities	16,550

Total liabilities assumed	3,435,334

Net assets acquired	$870,802

Presented below is certain unaudited pro forma information for the three months ended March 31, 2007, as if Community had been acquired on January 1, 2007. These results combine the historical results of Community, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna's consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	For the Three Months Ended March 31,
	2008 Actual	2007 Pro Forma
Net income	$28,020	$28,914
Basic EPS	$0.33	$0.34
Diluted EPS	$0.33	$0.34

Widmann, Siff & Co., Inc.

On August 1, 2007, Susquehanna acquired Widmann, Siff & Co. Inc., an investment advisory firm in Radnor, Pa. Widmann, Siff had more than $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements.

The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

Amortized costs and fair values of securities were as follows:

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Government agencies	$421,625	$438,859	$523,258	$533,019
State & municipal	257,484	262,121	266,982	268,633
Mortgage-backed	1,126,823	1,136,862	1,071,001	1,078,401
Other debt securities	100,093	78,686	78,333	68,227
Equities	117,839	117,396	111,289	110,880

	2,023,864	2,033,924	2,050,863	2,059,160

Held-to-maturity:
State & municipal	4,743	4,743	4,792	4,792
Other	4,550	4,550	0	0

	9,293	9,293	4,792	4,792

Total investment securities	$2,033,157	$2,043,217	$2,055,655	$2,063,952

The following table presents Susquehanna's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.

	Less than 12 Months		12 Months or More		Total
March 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
States and political subdivisions	36,626	613	50	1	36,676	614
Mortgage-backed securities	338,913	13,097	8,561	33	347,474	13,130
Other debt securities	34,293	15,942	17,590	4,410	51,883	20,352
Equity securities	2,867	567	8,201	329	11,068	896

	$412,699	$30,219	$34,402	$4,773	$447,101	$34,992

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$550	$1	$31,136	$45	$31,686	$46
States and political subdivisions	51,144	397	18,440	202	69,584	599
Mortgage-backed securities	1,121	1,643	184,182	2,107	185,303	3,750
Other debt securities	47,961	10,217	17,438	47	65,399	10,264
Equity securities	2,589	502	16,710	369	19,299	871

	$103,365	$12,760	$267,906	$2,770	$371,271	$15,530

Management does not believe any individual security with an unrealized loss as of March 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for other debt securities are attributable to market factors other than interest rates and credit risk. Susquehanna has both the intent and the ability to hold the securities represented in the previous table for a time necessary to recover the amortized cost.

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31,	December 31,
	2008	2007
Commercial, financial, and agricultural	$1,896,425	$1,781,981
Real estate - construction	1,289,252	1,292,953
Real estate secured - residential	2,167,903	2,151,923
Real estate secured - commercial	2,605,341	2,661,841
Consumer	394,364	411,159
Leases	533,720	451,733

Total loans and leases	$8,887,005	$8,751,590

Leases held for sale (included in “Leases,” above)	$287,799	$238,351
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	116,611	97,320

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Net investment in direct financing leases was as follows:

Minimum lease payments receivable	$391,687	$337,875
Estimated residual value of leases	212,698	176,400
Unearned income under lease contracts	(70,665)	(62,542)

Total leases	$533,720	$451,733

An analysis of impaired loans, as of March 31, 2008 and December 31, 2007, is as follows:

Impaired loans without a related reserve	$25,932	$27,716
Impaired loans with a reserve	36,662	13,033

Total impaired loans	$62,594	$40,749

Reserve for impaired loans	$14,151	$4,146

An analysis of impaired loans, for the three months ended March 31, 2008 and 2007, is as follows:

	Three Months Ended March 31,
	2008	2007
Average balance of impaired loans	$53,779	$18,102
Interest income on impaired loans (cash-basis)	47	2

NOTE 5. Borrowings

Short-term borrowings were as follows:

	March 31, 2008	December 31, 2007
Securities sold under repurchase agreements	$374,543	$387,158
Federal funds purchased	135,000	178,000
Treasury tax and loan notes	1,105	3,254

Total short-term borrowings	$510,648	$568,412

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007.

	For the three months ended March 31
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$28,020	85,922	$0.33	$20,727	52,097	$0.40
Effect of Diluted Securities:
Stock options and restricted shares outstanding		41			104

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$28,020	85,963	$0.33	$20,727	52,201	$0.40

For the three months ended March 31, 2008 and 2007, average options to purchase 2,327 and 1,342 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

NOTE 7. Share-Based Compensation

On February 27, 2008, Susquehanna’s Compensation Committee granted to directors and certain employees nonqualified stock options to purchase an aggregate of 700 shares of common stock with an exercise price of $21.82. In addition, the Committee awarded to certain employees an aggregate of 26 restricted shares with a grant-date fair value of $21.82.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The fair value of $2.78 for each of the 2008 options and $4.08 for each of the 2007 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2008	2007
Volatility	19.70%	20.59%
Expected dividend yield	4.50%	4.00%
Expected term (in years)	7.0	6.5
Risk-free rate	3.33%	4.44%

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$1,019	$1,082	$29	$26	$111	$138
Interest cost	1,330	1,148	59	54	121	148
Expected return on plan assets	(2,002)	(1,759)	0	0	0	0
Amortization of prior service cost	9	7	31	31	28	28
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	0	34	12	11	0	33

Net periodic benefit cost	$356	$512	$131	$122	$288	$375

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $124 to its pension plans and $371 to its other postretirement benefit plan in 2008. As of March 31, 2008, $31 of contributions have been made to its pension plans, and $93 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $93 to fund its pension plan in 2008 for a total of $124, and $278 to its other postretirement benefit plan for a total of $371.

NOTE 9. Derivative Financial Instruments and Hedging Activities

The following table summarizes our derivative financial instruments:

	March 31, 2008
	Notional Amount	Fair Value	Variable Rate	Fixed Rate
Cash Flow Hedges:
	$195,527	($7,313)	One-month LIBOR	3.370% to 5.206%
	25,000	(42)	Three-month LIBOR	3.935%
	25,000	(861)	Three-month LIBOR	4.083%

	245,527	(8,216)

Instruments Not
Designated as Hedges:
	131,049	(3,973)	One-month LIBOR	4.86% to 7.42%
	131,049	4,071	One-month LIBOR	4.86% to 7.42%

	262,098	98

Total Derivatives	$507,625	($8,118)

	December 31, 2007
	Notional Amount	Fair Value	Variable Rate	Fixed Rate
Cash Flow Hedges:
	$185,244	($3,228)	One-month LIBOR	3.661% to 5.206%
	25,000	81	Three-month LIBOR	3.935%
	25,000	(163)	Three-month LIBOR	4.083%

Total Derivatives	$235,244	($3,310)

The effective portion of changes in the fair value of cash flow hedges is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge, if any, is recorded in noninterest income.

Changes in the fair value of instruments not designated as hedges are recorded in other noninterest income.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

(Amounts in thousands, except as noted and per share data)

Note 10. Securitization Activity

Automobile Leases

2005 Transaction

In January 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $32,140 in lease receivables.

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

					For the Three Months Ended March 31
			Loans and Leases Past Due
	Principal Balance		30 Days or More		Net Credit Losses (Recoveries)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	2008	2007
Loans and leases held in portfolio	$8,887,005	$8,751,590	$202,892	$187,703	$5,411	$2,854
Leases securitized	394,026	463,517	666	769	85	156
Home equity loans securitized	317,854	334,417	3,008	2,979	18	26
Leases serviced for others	52,538	61,551	854	1,300	5	(9)

Total loans and leases serviced	$9,651,423	$9,611,075	$207,420	$192,751	$5,519	$3,027

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

	Three Months Ended March 31
Automobile Leases	2008	2007
Proceeds from securitizations	$0	$252,493
Amounts derecognized	0	300,414
Servicing fees received	989	2,164
Other cash flows received from retained interests	3,587	2,990

	Three Months Ended March 31
Home Equity Loans	2008	2007
Additional draws conveyed to the trusts	$13,538	$15,937
Servicing fees received	336	462
Other cash flows received from retained interests	2,298	2,293

There were no proceeds from securitizations nor amounts derecognized for the three-month periods ended March 31, 2008 and March 31, 2007 relating to home equity loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

(Amounts in thousands, except as noted and per share data)

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company's interest-only strips.

As of March 31, 2008

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$2,193	12	4.00%	0.05%	11.28%
Decline in fair value of 10% adverse change			$7	$9	$18
Decline in fair value of 20% adverse change			13	19	36
2006 transaction - Interest-Only Strip	$625	4	4.00%	0.05%	11.15%
Decline in fair value of 10% adverse change			$0	$2	$2
Decline in fair value of 20% adverse change			0	4	4
Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,616	42	15.00	0.04%	11.69%
Decline in fair value of 10% adverse change			$313	$18	$222
Decline in fair value of 20% adverse change			616	36	428
Variable-rate portion	$2,958	20	45.00	0.06%	11.33%
Decline in fair value of 10% adverse change			$227	$6	$62
Decline in fair value of 20% adverse change			427	11	121
2005 transaction - Interest-Only Strips	$7,838	22	40.00	0.06%	11.34%
Decline in fair value of 10% adverse change			$370	$9	$155
Decline in fair value of 20% adverse change			710	18	302

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 11. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, "Fair Value Measurements." and FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." At March 31, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following is a description of Susquehanna's valuation methodologies for assets and liabilities carried at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Susquehanna believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third- party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, and Federal Home Loan Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, and trust preferred securities.

Derivatives

Currently, Susquehanna uses interest rate swaps to manage its interest rate risk and to assist its borrowers in managing their interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. To comply with the provisions of FAS No. 157, Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations

        For our interest-only strips, there is a lack of similar observable transactions for similar assets in the marketplace. Therefore, Susquehanna uses the present-value approach to determine the initial and ongoing fair values of the cash flows associated with securitizations. Assumptions used, which incorporate certain market information obtained from third parties, include an estimation of an appropriate discount rate, net credit losses, and prepayment rates. Changes in the assumptions used may have a significant impact on Susquehanna's valuation of retained interests, and accordingly, such interests are classified within Level 3 of the valuation hierarchy. For further discussion of the most significant assumptions used to value interest-only strips, as well as the applicable stress tests for those assumptions, see Note 10 of this Form 10-Q.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value at March 31, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$2,033,924	$4,708	$1,956,007	$73,209
Derivatives (1)	4,071	0	4,071	0
Interest-only strips (1)	22,230	0	0	22,230

Total	$2,060,225	$4,708	$1,960,078	$95,439

(1)	Included in Other assets

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives (2)	$12,189	$0	$12,189	$0

Total	$12,189	$0	$12,189	$0

(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table presents a rollforward of the balance sheet amounts for the quarter ended March 31, 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Fair Value Measurements
	Available-for- sale Securities	Interest-only Strips		Total
Balance at January 1, 2008	$81,285	$21,138		$102,423
Total gains or losses (realized/unrealized)
Included in earnings	2	(1,761	)(3)	(1,759)
Included in other comprehensive income (Presented here gross of taxes)	(7,608)	2,853		(4,755)
Purchases, issuances, and settlements	(470)	0		(470)
Transfers in and/or out of Level 3	0	0		0

Balance at March 31, 2008	$73,209	$22,230		$95,439

(3)	Included in Other noninterest income

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment under FAS No. 114, "Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15." To estimate the impairment of a loan, Susquehanna uses the practical expedient method which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna's impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table presents the financial instruments carried at fair value at March 31, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,511	$0	$0	$22,511

	$22,511	$0	$0	$22,511

Specific reserves recognized during the first quarter of 2008 totaled $10,005. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at March 31, 2008.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate," “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna's potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann; and our ability to achieve our 2008 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Executive Commentary

Updated Financial Goals for 2008

Our updated financial goals for 2008, including the anticipated effects of the acquisition of Stratton Holding Company, which was completed on April 30, 2008, are as follows:

	Previously Published Goals	Updated Goals
Net interest margin	3.70%	3.70%
Loan growth (adjusted for securitizations)	8.0%	8.0%
Deposit growth	1.0%	1.0%
Noninterest income growth	45.0%	50.0%
Noninterest expense growth	26.0%	30.0%
Tax rate	30.0%	29.0%

These financial goals include a $300.0 million auto lease securitization scheduled for the third quarter of 2008 instead of the second quarter 2008. We estimate that this securitization will result in a pre-tax gain of $2.5 million. However, the exact timing and amount of gain associated with this event is difficult to predict, and consequently, quarterly earnings may fluctuate. In addition, we continue to evaluate methods to consolidate our banking operations, decrease costs, increase our efficiency, and improve customer convenience.

Acquisitions

Stratton Holding Company

On April 30, 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton will bring increased diversification in our investment expertise, including experience in mutual fund management. The acquisition of Stratton was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

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

Results of Operations

Summary of 2008 Compared to 2007

Net income for the first quarter of 2008 was $28.0 million, an increase of $7.3 million, or 35.2%, over net income of $20.7 million for the first quarter of 2007. Net interest income increased 55.7%, to $98.2 million for the first quarter of 2008, from $63.0 million for the first quarter of 2007. Noninterest income increased 25.2%, to $42.9 million for the first quarter of 2008, from $34.3 million for the first quarter of 2007. Noninterest expenses increased 41.8%, to $92.0 million for the first quarter of 2008, from $64.8 million for the first quarter of 2007.

Additional information is as follows:

	Three Months Ended March 31,
	2008	2007
Diluted Earnings per Share	$0.33	$0.40
Return on Average Assets	0.87%	1.03%
Return on Average Equity	6.51%	8.95%
Return on Average Tangible Equity (1)	16.35%	14.71%
Efficiency Ratio	63.95%	66.11%
Net Interest Margin	3.71%	3.67%

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

	Three Months Ended March 31,
	2008	2007
Return on average equity (GAAP basis)	6.51%	8.95%
Effect of excluding average intangible assets and related amortization	9.84%	5.76%
Return on average tangible equity	16.35%	14.71%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended March 31, 2008			For the Three-Month Period Ended March 31, 2007
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$124,157	$1,022	3.31	$82,594	$1,124	5.52
Investment securities:
Taxable	1,771,813	23,952	5.44	1,428,770	16,571	4.70
Tax-advantaged	267,357	4,249	6.39	37,780	596	6.40

Total investment securities	2,039,170	28,201	5.56	1,466,550	17,167	4.75

Loans and leases, (net):
Taxable	8,594,189	148,456	6.95	5,412,903	101,406	7.60
Tax-advantaged	189,878	3,540	7.50	85,133	1,598	7.61

Total loans and leases	8,784,067	151,996	6.96	5,498,036	103,004	7.60

Total interest-earning assets	10,947,394	$181,219	6.66	7,047,180	$121,295	6.98

Allowance for loan and lease losses	(89,717)			(62,691)
Other non-earning assets	2,091,989			1,209,677

Total assets	$12,949,666			$8,194,166

Liabilities
Deposits:
Interest-bearing demand	$2,719,609	$11,239	1.66	$2,076,371	$16,398	3.20
Savings	713,158	1,542	0.87	472,418	1,113	0.96
Time	4,140,762	43,608	4.24	2,460,477	27,739	4.57
Short-term borrowings	542,433	3,325	2.47	340,827	3,782	4.50
FHLB borrowings	1,244,179	12,756	4.12	542,568	5,170	3.86
Long-term debt	418,599	7,842	7.53	222,229	3,277	5.98

Total interest-bearing liabilities	9,778,740	$80,312	3.30	6,114,890	$57,479	3.81

Demand deposits	1,179,689			906,701
Other liabilities	259,771			233,642

Total liabilities	11,218,200			7,255,233
Equity	1,731,466			938,933

Total liabilities and shareholders’ equity	$12,949,666			$8,194,166

Net interest income / yield on average earning assets		$100,907	3.71		$63,816	3.67

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

Net Interest Income – Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $98.2 million for the first quarter of 2008, as compared to $63.0 million for the same period in 2007. Net interest income as a percentage of net interest income plus noninterest income was 69.6% for the quarter ended March 31, 2008, and 64.8% for the quarter ended March 31, 2007.

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

The $35.1 million increase in our net interest income for the first quarter of 2008, as compared to the first quarter of 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007. In addition, our net interest margin increased to 3.71% for the first quarter of 2008, from 3.67% for the first quarter of 2007. This increase in net interest margin was primarily due to our liability-sensitive balance sheet position in a declining interest-rate environment.

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

During the first quarter of 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process which took into consideration our increase in nonperforming loans from March 31, 2007. As illustrated in Table 2, the provision for loan and lease losses was $9.8 million for the first quarter of 2008, and $2.0 million for the first quarter of 2007.

Net charge-offs for the first quarter of 2008 increased to $5.4 million, or 0.25% of average loans and leases when compared to net charge-offs for the first quarter of 2007 of $2.9 million, or 0.21% of average loans and leases.

The allowance for loan and lease losses was 1.05% of period-end loans and leases, or $93.0 million, at March 31, 2008; 1.01% of period-end loans and leases, or $88.6 million, at December 31, 2007; and 1.15% of period-end loans and leases, or $61.8 million, at March 31, 2007.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at March 31, 2008. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at March 31, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance - Beginning of period	$88,569	$62,643
Additions charged to operating expenses	9,837	2,000

	98,406	64,643

Charge-offs	(7,365)	(3,604)
Recoveries	1,954	750

Net charge-offs	(5,411)	(2,854)

Balance - Period end	$92,995	$61,789

Net charge-offs as a percentage of average loans and leases (annualized)	0.25%	0.21%
Allowance as a percentage of period-end loans and leases	1.05%	1.15%
Average loans and leases	$8,784,067	$5,498,036
Period-end loans and leases	8,887,005	5,393,665

Noninterest Income

First Quarter 2008 Compared to First Quarter 2007

Noninterest income, as a percentage of net interest income plus noninterest income, was 30.4% for the first quarter of 2008, and 35.2% for the first quarter of 2007.

Noninterest income increased $8.6 million, or 25.2%, for the first quarter of 2008, over the first quarter of 2007. Unless specifically addressed in the following discussion, increases in noninterest income are attributed to the effects of the Community acquisition on November 16, 2007. Non-Community related changes of note are as follows:

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $1.5 million; and

•	Decreased gains on sale of loans and leases of $2.7 million.

Wealth management fee income. The 20.8% increase was the result of an increase in assets under management and administration, from $5.1 billion at March 31, 2007 to $5.7 billion at March 31, 2008.

Gains on sale of loans and leases. During the first quarter of 2007, we recognized a $2.7 million gain in an auto-lease securitization. There were no securitization transactions during the first quarter of 2008.

Noninterest Expenses

First Quarter 2008 Compared to First Quarter 2007

Noninterest expenses increased $27.1 million, or 41.8%, from $64.8 million for the first quarter of 2007, to $92.0 million for the first quarter of 2008. Overall increases in noninterest expense are attributed to the effects of the Community acquisition on November 16, 2007. There were no non-Community related changes of note.

Income Taxes

Our effective tax rate for the first quarter of 2008 was 28.7%. Our effective tax rate for the first quarter of 2007 was 32.0%. The decrease is due to an increase in tax-advantaged income relative to total income for the first quarter of 2008 as compared to tax-advantaged income relative to total income for the first quarter of 2007. The increase in tax-advantaged income is due, in part, to the acquisition of Community, which had a large municipal bond portfolio.

Financial Condition

Summary of March 31, 2008 Compared to December 31, 2007

Total assets at March 31, 2008 were $13.1 billion, a relatively slight increase of $15.1 million, as compared to total assets at December 31, 2007. Total deposits decreased by $81.6 million at March 31, 2008, from December 31, 2007. Equity capital was $1.7 billion at March 31, 2008, or $20.16 per share, and $1.7 billion, or $20.12 per share, at December 31, 2007.

Risk Assets

Total nonperforming assets increased $20.7 million, from December 31, 2007 to March 31, 2008, as presented in Table 3.

Nonaccrual loans and leases increased, from $56.7 million at December 31, 2007, to $74.5 million at March 31, 2008. The net increase was primarily the result of two credits totaling $20.0 million being placed on nonaccrual status in the first quarter of 2008. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 0.81% at December 31, 2007, to 1.03% at March 31, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - Risk Assets

	March 31, 2008	December 31, 2007	March 31, 2007
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases	$74,462	$56,741	$29,372
Restructured loans	2,582	2,582	2,117
Other real estate owned	14,947	11,927	3,962

Total nonperforming assets	$91,991	$71,250	$35,451

As a percentage of period-end loans and leases plus other real estate owned	1.03%	0.81%	0.66%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	120.70%	149.30%	196.22%
Loans and leases contractually past due 90 days and still accruing	$10,821	$12,199	$6,877

Deposits

Total deposits decreased 0.9% from December 31, 2007 to March 31, 2008. This decrease is the result of a very competitive environment for deposit generation.

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

The minimum Tier 1 capital ratio is 4%; our ratio at March 31, 2008, was 9.51%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at March 31, 2008, was 11.68%. The minimum leverage ratio is 4%; our leverage ratio at March 31, 2008, was 8.40%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of March 31, 2008	As of March 31, 2007
	(dollars in thousands)
Lease Securitization Transactions*	$394,026	$827,852
Home Equity Loan Securitization Transactions*	317,854	426,863
Agency Arrangements and Lease Sales*	52,538	105,636
Leases and Loans Held in Portfolio	8,887,005	5,393,665

Total Leases and Loans Serviced	$9,651,423	$6,754,016

*	Off-balance-sheet

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

For additional information concerning the accounting policies for initially measuring interest-only strips, the characteristics of securitization transactions, including the gain or loss from sale, the key assumptions used in measuring the fair value of the interest-only strips, and descriptions of prior years’ securitization transactions, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2007:

•	“Securitizations and Off-Balance-Sheet Financings” on pages 54 through 62;

•

“Note 1. Summary of Significant Accounting Policies” under the captions Asset Securitizations and Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales on pages 79 and 80; and

•	“Note 21. Securitization Activity” on pages 109 through 114.

Also see “Note 10. Securitization Activity” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2008, our bank subsidiaries had approximately $1.0 billion available to them under collateralized lines of credit with various FHLBs; and approximately $938.6 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $134.1 million at March 31, 2008 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 300 basis point shock and an up 300 basis point shock. At March 31, 2008, our asset/liability position was close to neutral.

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate notional amount of $195.5 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2008, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $4.8 million.

Beginning in 2007, we instituted a program whereby we enter into transactions with our commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately economically hedged by offsetting derivate contracts, such that we have minimal net interest rate risk exposure resulting from the transaction. At March 31, 2008, the notional amount of interest rate swaps with our customers totaled $131.0 million. Derivatives with a fair value of $4.1 million were included in other assets, and derivatives with a fair value of $4.0 million were recorded in other liabilities.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At March 31, 2008, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income totaled $0.6 million.

The following table summarizes our derivative financial instruments as of March 31, 2008:

	Notional Amount	Fair Value	Variable Rate	Fixed Rate
		(dollars in thousands)
Cash Flow Hedges:
	$195,527	($7,313)	One-month LIBOR	3.37% to 5.206%
	25,000	(42)	Three-month LIBOR	3.935%
	25,000	(861)	Three-month LIBOR	4.083%

	$245,527	($8,216)

Instruments Not Designated as Hedges:
	131,049	(3,973)	One-month LIBOR	4.86% to 7.42%
	131,049	4,071	One-month LIBOR	4.86% to 7.42%

	$262,098	$98

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

3	Description of Susquehanna’s Amended and Restated Bylaws is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.1	Description of 2008 Susquehanna Incentive Plan is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.2	Description of base salaries and discretionary option grants to Susquehanna’s named executive officers, discretionary option grants to Susquehanna’s directors, and a cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.3	Ninth Amendment to the 2002 Servicing Agreement between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.29 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 9, 2008	/s/ William J. Reuter
William J. Reuter
Chairman, President and Chief Executive Officer

May 9, 2008	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

3	Description of Susquehanna’s Amended and Restated Bylaws is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.1	Description of 2008 Susquehanna Incentive Plan is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.2	Description of base salaries and discretionary option grants to Susquehanna’s named executive officers, discretionary option grants to Susquehanna’s directors, and a cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

10.3	Ninth Amendment to the 2002 Servicing Agreement between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10.29 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.