Form 10-Q
period 2008-06-30
SUSQUEHANNA BANCSHARES INC
filed 2008-08-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of July 30, 2008, there were 86,044,328 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007	June 30, 2007
	(in thousands, except share data)
Assets
Cash and due from banks	$334,566	$326,965	$198,899
Unrestricted short-term investments	83,408	143,042	99,634

Cash and cash equivalents	417,974	470,007	298,533
Restricted short-term investments	238	242	214
Securities available for sale	2,024,264	2,059,160	1,406,342
Securities held to maturity (fair values approximate $9,245; $4,792; and $4,887)	9,245	4,792	4,887
Loans and leases, net of unearned income	9,227,969	8,751,590	5,574,858
Less: Allowance for loan and lease losses	96,033	88,569	61,871

Net loans and leases	9,131,936	8,663,021	5,512,987

Premises and equipment, net	179,342	179,740	107,334
Foreclosed assets	10,510	11,927	4,587
Accrued income receivable	41,357	46,765	32,075
Bank-owned life insurance	350,504	344,578	267,788
Goodwill	1,014,527	945,081	338,284
Intangible assets with finite lives	59,693	58,274	17,846
Investment in and receivables from unconsolidated entities	76,949	123,586	161,445
Other assets	188,182	170,821	161,287

Total Assets	$13,504,721	$13,077,994	$8,313,609

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,283,496	$1,292,791	$911,383
Interest-bearing demand	2,652,144	2,830,025	2,126,459
Savings	752,901	713,984	445,333
Time	2,681,089	2,750,867	1,592,165
Time of $100 or more	1,618,831	1,357,452	903,941

Total deposits	8,988,461	8,945,119	5,979,281
Short-term borrowings	750,864	568,412	440,672
FHLB borrowings	1,382,769	1,145,759	460,034
Long-term debt	151,293	150,303	150,031
Junior subordinated debentures	271,512	266,682	72,004
Accrued interest, taxes, and expenses payable	50,917	60,869	36,394
Deferred taxes	117,696	136,076	146,485
Other liabilities	74,753	75,760	83,568

Total Liabilities	11,788,265	11,348,980	7,368,469

Shareholders’ equity:
Common stock, $2.00 par value, 200,000,000 shares authorized;
Issued: 86,044,328 at June 30, 2008; 85,935,315 at
December 31, 2007; and 52,202,046 at June 30, 2007	172,089	171,810	104,343
Additional paid-in capital	1,043,595	1,038,894	348,897
Retained earnings	532,301	522,268	510,344
Accumulated other comprehensive loss, net of taxes of $16,977; $2,131; and $9,931, respectively	(31,529)	(3,958)	(18,444)

Total Shareholders’ Equity	1,716,456	1,729,014	945,140

Total Liabilities and Shareholders’ Equity	$13,504,721	$13,077,994	$8,313,609

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$145,112	$102,795	$295,869	$205,240
Securities:
Taxable	21,743	15,571	44,190	31,036
Tax-exempt	3,199	426	5,961	812
Dividends	1,494	985	2,999	2,092
Short-term investments	427	1,268	1,449	2,392

Total interest income	171,975	121,045	350,468	241,572

Interest Expense:
Deposits:
Interest-bearing demand	8,574	16,466	19,813	32,864
Savings	1,296	940	2,838	2,053
Time	39,250	28,947	82,858	56,686
Short-term borrowings	2,864	3,990	6,189	7,772
FHLB borrowings	13,229	3,960	25,985	9,129
Long-term debt	7,704	3,305	15,546	6,583

Total interest expense	72,917	57,608	153,229	115,087

Net interest income	99,058	63,437	197,239	126,485
Provision for loan and lease losses	13,765	1,933	23,602	3,933

Net interest income, after provision for loan and lease losses	85,293	61,504	173,637	122,552

Noninterest Income:
Service charges on deposit accounts	11,767	7,181	22,855	13,656
Vehicle origination, servicing, and securitization fees	2,070	3,888	5,498	7,906
Asset management fees	6,911	4,792	11,756	9,403
Income from fiduciary-related activities	2,229	1,755	4,523	3,343
Commissions on brokerage, life insurance, and annuity sales	2,000	1,567	3,689	2,678
Commissions on property and casualty insurance sales	3,055	2,941	6,968	7,033
Income from bank-owned life insurance	3,406	2,641	6,932	5,299
Net gain on sale of loans and leases	1,779	1,474	3,104	5,525
Net realized gain (loss) on securities	119	(11,801)	207	(11,740)
Other	11,349	4,713	22,055	10,328

Total noninterest income	44,685	19,151	87,587	53,431

Noninterest Expenses:
Salaries and employee benefits	47,073	34,840	93,118	69,116
Occupancy	8,855	5,703	18,310	11,774
Furniture and equipment	4,029	2,912	8,109	5,809
Advertising and marketing	3,010	2,808	7,186	4,633
Amortization of intangible assets	2,688	623	5,195	1,246
Vehicle lease disposal	3,331	2,834	5,525	6,179
Other	21,318	17,622	44,821	33,433

Total noninterest expenses	90,304	67,342	182,264	132,190

Income before income taxes	39,674	13,313	78,960	43,793
Provision for income taxes	10,473	3,495	21,738	13,249

Net Income	$29,201	$9,818	$57,222	$30,544

Earnings per share:
Basic	$0.34	$0.19	$0.67	$0.59
Diluted	$0.34	$0.19	$0.67	$0.59
Cash dividends paid	$0.26	$0.25	$0.52	$0.50
Average shares outstanding:
Basic	85,936	52,124	85,929	52,111
Diluted	85,970	52,197	85,968	52,198

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$57,222	$30,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,051	8,213
Provision for loan and lease losses	23,602	3,933
Realized (gain) loss on available-for-sale securities, net	(207)	11,740
Deferred income taxes	(3,534)	46
Gain on sale of loans and leases	(3,104)	(5,525)
Gain on sale of foreclosed assets	(884)	(99)
Mortgage loans originated for sale	(111,601)	(51,077)
Proceeds from sale of mortgage loans originated for sale	93,991	52,754
Loans and leases originated/acquired for sale, net of payments received	(161,495)	(221,918)
Net proceeds from sale of loans and leases originated/acquired for sale	0	252,493
Increase in cash surrender value of bank-owned life insurance	(6,594)	(4,828)
Decrease (increase) in accrued interest receivable	5,408	(1,031)
(Decrease) increase in accrued interest payable	(4,246)	1,612
Decrease in accrued expenses and taxes payable	(5,706)	(20,018)
Other, net	(29,849)	(12,982)

Net cash (used in) provided by operating activities	(133,946)	43,857

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	4	33,319
Activity in available-for-sale securities:
Sales	11,388	331,384
Maturities, repayments, and calls	290,950	158,338
Purchases	(309,023)	(489,911)
Net increase in loans and leases	(284,565)	(98,180)
Cash flows received from retained interests	19,650	7,893
Proceeds from bank-owned life insurance	668	1,438
Proceeds from sale of foreclosed assets	8,698	2,023
Acquisitions	(69,366)	0
Additions to premises and equipment, net	(7,161)	(6,328)

Net cash used in investing activities	(338,757)	(60,024)

Cash Flows from Financing Activities:
Net increase in deposits	43,342	101,692
Net increase in short-term borrowings	182,452	38,708
Net increase in short-term FHLB borrowings	175,000	70,000
Proceeds from long-term FHLB borrowings	200,000	100,000
Repayment of long-term FHLB borrowings	(137,990)	(238,654)
Repayment of long-term debt	(10)	(5)
Proceeds from issuance of common stock	2,559	3,091
Tax benefit from exercise of stock options	18	148
Cash dividends paid	(44,701)	(26,061)

Net cash provided by financing activities	420,670	48,919

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(52,033)	32,752
Cash and cash equivalents at January 1	470,007	265,781

Cash and cash equivalents at June 30	$417,974	$298,533

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$157,475	$113,475
Income tax payments	$14,206	$15,103
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$6,961	$4,933
Interests retained in securitizations	$0	$47,920
Leases acquired in clean-up call	$32,140	$0
Securities purchased, not settled	$0	$20,107

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	($19,576)	$936,286

Comprehensive income:
Net income				30,544		30,544
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $7,671					(51)	(51)
Change in unrealized gain on recorded interests in securitized assets, net of taxes					715	715
Change in unrealized gain on cash flow hedges, net of taxes and reclassification adjustment of $(202)					468	468

Total comprehensive income						31,676

Common stock and options issued under employee benefit plans (including related tax benefit of $148)	121,627	182	3,057			3,239
Cash dividends declared ($0.50 per share)				(26,061)		(26,061)

Balance at June 30, 2007	52,202,046	$104,343	$348,897	$510,344	($18,444)	$945,140

Balance at January 1, 2008	85,935,315	$171,810	$1,038,894	$522,268	($3,958)	$1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”				(2,488)		(2,488)

Comprehensive income:
Net income				57,222		57,222
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $135					(28,069)	(28,069)
Change in unrealized gain on recorded interests in securitized assets, net of taxes					1,360	1,360
Change in unrealized loss on cash flow hedges, net of taxes					(862)	(862)

Total comprehensive income						29,651

Common stock and options issued under employee benefit plans (including related tax benefit of $18)	109,013	279	2,298			2,577
Adjustments relating to the Community acquisition			2,403			2,403
Cash dividends declared ($0.52 per share)				(44,701)		(44,701)

Balance at June 30, 2008	86,044,328	$172,089	$1,043,595	$532,301	($31,529)	$1,716,456

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. The reclassifications had no effect on gross revenues, gross expenses or net income. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2008 and 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 84 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Adopted Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption of Statement No. 159 has had no material impact on results of operations and financial condition. Since the adoption date, Susquehanna has made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For the disclosures required by this Statement, see Note 12. Adoption of Statement No. 157 has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends Statement No. 157, “Fair Value Measurements,” to exclude Statement No. 13, “Accounting for Leases,” and other pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under Statement No. 141, “Business Combinations,” or Statement No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. This FSP was effective upon the initial adoption of Statement No. 157. Adoption of FSP No. FAS 157-1 has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP was effective upon issuance. Adoption of FSP No. FAS 157-2 has had no material impact on results of operations and financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin 110. SAB 110 allows companies to continue using the simplified method of estimating the expected-term assumption for “plain vanilla” stock options in certain circumstances. Susquehanna uses historical employee exercise patterns to provide a reasonable basis for estimating its expected- term assumption and, therefore, this SAB has no impact on its results of operations and financial condition.

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

Recently Issued Accounting Pronouncements.

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. Susquehanna is evaluating the impact of FSP No. EITF 03-6-1.

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Susquehanna is evaluating the impact of Statement No. 162.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Susquehanna is evaluating the impact of FSP No. FAS 142-3.

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

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counter- parties, that is entered into compemporaneously with, or in comtemplation of, the initial transfer. FSP No. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim priods within those fiscal years Earlier application is not permitted. Susquehanna is evaluating the impact of FSP No. FAS 140-3.

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

NOTE 2. Acquisitions

Stratton Holding Company

On April 30, 2008, Susquehanna completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in Susquehanna’s investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

The acquisition of Stratton was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Community Banks, Inc.

On November 16, 2007, Susquehanna completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at $870,802. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expanded Susquehanna’s territory into the Harrisburg market and deepened its foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. However, since the acquisition occurred in the fourth quarter of 2007, net adjustments increasing goodwill totaling $5,498 were made in the first six months of 2008, as additional information became available.

Unaudited
Assets
Cash and cash equivalents	$232,628
Securities	664,334
Loans and leases, net of allowance of $19,119	2,574,830
Premises and other equipment	64,614
Goodwill and other intangibles	651,822
Deferred taxes	20,391
Other assets	99,800

Total assets acquired	$4,308,419

Liabilities
Deposits	$2,830,408
Borrowings	588,376
Other liabilities	16,430

Total liabilities assumed	3,435,214

Net assets acquired	$873,205

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Presented below is certain unaudited pro forma information for the three months and six months ended June 30, 2007, as if Community had been acquired on January 1, 2007. These results combine the historical results of Community, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008 Actual	2007 Pro Forma	2008 Actual	2007 Pro Forma
Net income	$29,201	$22,492	$57,222	$51,406
Basic EPS	$0.34	$0.26	$0.67	$0.60
Diluted EPS	$0.34	$0.26	$0.67	$0.60

Widmann, Siff & Co., Inc.

On August 1, 2007, Susquehanna acquired Widmann, Siff & Co. Inc., an investment advisory firm in Radnor, Pennsylvania. Widmann, Siff had more than $300,000 in assets under management, including accounts serving individuals, pension and profit- sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

Amortized costs and fair values of securities were as follows:

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Government agencies	$427,913	$435,506	$523,258	$533,019
State & municipal	306,192	304,644	266,982	268,633
Mortgage-backed	1,082,532	1,064,168	1,071,001	1,078,401
Other debt securities	92,469	71,093	78,333	68,227
Equities	150,044	148,853	111,289	110,880

	2,059,150	2,024,264	2,050,863	2,059,160

Held-to-maturity:
State & municipal	4,695	4,695	4,792	4,792
Other	4,550	4,550	0	0

	9,245	9,245	4,792	4,792

Total investment securities	$2,068,395	$2,033,509	$2,055,655	$2,063,952

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.

	Less than 12 Months		12 Months or More		Total
June 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$32,000	$56	$0	$0	$32,000	$56
States and political subdivisions	109,842	3,937	50	1	109,892	3,938
Mortgage-backed securities	778,593	21,596	5,164	137	783,757	21,733
Other debt securities	11,517	3,978	33,810	17,141	45,327	21,119
Equity securities	17,751	738	2,645	873	20,396	1,611

	$949,703	$30,305	$41,669	$18,152	$991,372	$48,457

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$550	$1	$31,136	$45	$31,686	$46
States and political subdivisions	51,144	397	18,440	202	69,584	599
Mortgage-backed securities	1,121	1,643	184,182	2,107	185,303	3,750
Other debt securities	47,961	10,217	17,438	47	65,399	10,264
Equity securities	2,589	502	16,710	369	19,299	871

	$103,365	$12,760	$267,906	$2,770	$371,271	$15,530

At June 30, 2008, gross unrealized losses in Susquehanna’s available-for-sale investment portfolio totaled $48,457. Included in this total are gross unrealized losses of $21,596 related to mortgage-backed securities that have been in a continuous unrealized loss position for less than twelve months and gross unrealized losses of $17,141 related to other debt securities that have been in a continuous unrealized loss position for more than twelve months.

Mortgage-backed securities include issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other non-agency issuers that currently are all rated Triple A. None of Susquehanna’s mortgage-backed securities include subprime or Alt-A components, and management believes that the unrealized losses in this category were caused principally by decreased liquidity and larger risk premiums in the marketplace.

Other debt securities are comprised of corporate synthetic collateralized debt obligations and pooled trust preferred securities. Management believes that the unrealized losses on these securities were principally a result of decreased liquidity and larger risk premiums in the marketplace, and not deterioration in the creditworthiness of the underlying issuers.

While it is possible that, under certain conditions, defaults on these securities could result in a loss of principal, Susquehanna presently does not believe that those conditions are probable. Therefore, based on Susquehanna’s ability and intent to hold its available-for-sale securities for a sufficient time to recover all amortized costs and the fact that Susquehanna has not identified any issues related to the ultimate repayment of principal as a result of credit concerns, management has concluded that the reduction in the fair value of these securities, as well as any other individual security, is temporary at this time.

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	June 30, 2008	December 31, 2007
Commercial, financial, and agricultural	$1,976,953	$1,781,981
Real estate - construction	1,301,036	1,292,953
Real estate secured - residential	2,180,595	2,151,923
Real estate secured - commercial	2,770,889	2,661,841
Consumer	394,918	411,159
Leases	603,578	451,733

Total loans and leases	$9,227,969	$8,751,590

Leases held for sale (included in “Leases,” above)	$349,469	$238,351
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	147,697	97,320

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Net investment in direct financing leases was as follows:

	June 30, 2008	December 31, 2007
Minimum lease payments receivable	$421,066	$337,875
Estimated residual value of leases	258,635	176,400
Unearned income under lease contracts	(76,123)	(62,542)

Total leases	$603,578	$451,733

An analysis of impaired loans, as of June 30, 2008 and December 31, 2007, is as follows:

Impaired loans without a related reserve	$19,811	$27,716
Impaired loans with a reserve	40,883	13,033

Total impaired loans	$60,694	$40,749

Reserve for impaired loans	$9,854	$4,146

An analysis of impaired loans, for the three months and six months ended June 30, 2008 and 2007, is as follows:

	Three Months Ended June 30,
	2008	2007
Average balance of impaired loans	$47,388	$19,629
Interest income on impaired loans (cash-basis)	84	2

	Six Months Ended June 30,
	2008	2007
Average balance of impaired loans	$50,584	$18,866
Interest income on impaired loans (cash-basis)	131	4

NOTE 5. Borrowings

Short-term borrowings were as follows:

	June 30, 2008	December 31, 2007
Securities sold under repurchase agreements	$413,813	$387,158
Federal funds purchased	336,000	178,000
Treasury tax and loan notes	1,051	3,254

Total short-term borrowings	$750,864	$568,412

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$29,201	85,936	$0.34	$9,818	52,124	$0.19
Effect of Diluted Securities:
Stock options and restricted shares outstanding		34			73

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$29,201	85,970	$0.34	$9,818	52,197	$0.19

For the three months ended June 30, 2008 and 2007, average options to purchase 2,095 and 1,660 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

	For the Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$57,222	85,929	$0.67	$30,544	52,111	$0.59
Effect of Diluted Securities:
Stock options and restricted shares outstanding		39			87

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$57,222	85,968	$0.67	$30,544	52,198	$0.59

For the six months ended June 30, 2008 and 2007, average options to purchase 2,095 and 1,660 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

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

The fair value of $2.78 for each of the 2008 options and $4.08 for each of the 2007 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2008	2007
Volatility	19.70%	20.59%
Expected dividend yield	4.50%	4.00%
Expected term (in years)	7.0	6.5
Risk-free rate	3.33%	4.44%

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$1,729	$1,082	$28	$26	$111	$138
Interest cost	1,330	1,148	59	54	121	148
Expected return on plan assets	(2,002)	(1,759)	0	0	0	0
Amortization of prior service cost	9	7	31	31	28	28
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	0	34	12	11	0	33

Net periodic benefit cost	$1,066	$512	$130	$122	$288	$375

	Six Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$2,748	$2,164	$57	$52	$222	$276
Interest cost	2,660	2,296	118	108	242	296
Expected return on plan assets	(4,004)	(3,518)	0	0	0	0
Amortization of prior service cost	18	14	62	62	56	56
Amortization of transition obligation (asset)	0	0	0	0	56	56
Amortization of net actuarial loss	0	68	24	22	0	66

Net periodic benefit cost	$1,422	$1,024	$261	$244	$576	$750

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $124 to its pension plans and $371 to its other postretirement benefit plan in 2008. As of June 30, 2008, $62 of contributions have been made to its pension plans, and $186 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $62 to fund its pension plan in 2008, for a total of $124, and $185 to its other postretirement benefit plan, for a total of $371.

NOTE 9. Derivative Financial Instruments and Hedging Activities

The following table summarizes our derivative financial instruments:

	June 30, 2008
	Notional Amount	Fair Value	Variable Rate	Fixed Rate
Cash Flow Hedges:
	$255,795	($3,267)	One-month LIBOR	3.370% to 5.206%
	25,000	(303)	Three-month LIBOR	4.083%

	280,795	(3,570)

Instruments Not
Designated as Hedges:
	210,547	(1,063)	One-month LIBOR	4.86% to 7.42%
	210,547	1,490	One-month LIBOR	4.86% to 7.42%

	421,094	427

Total Derivatives	$701,889	($3,143)

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

Changes in the fair value of instruments not designated as hedges are recorded in other noninterest income.

NOTE 10. Goodwill

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2007	$335,005
Goodwill acquired through the Community acquisition	606,071
Goodwill acquired through the Widmann Siff acquisition	736
Additional goodwill related to contingent earn-out agreement associated with the Addis acquisition	2,000
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,172
Other	97

Goodwill at December 31, 2007	945,081
Adjustments to goodwill related to the Community acquisition	5,498
Goodwill acquired through the Stratton acquisition	63,948

Goodwill at June 30, 2008	$1,014,527

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

2002 Revolving Transaction

In July 2007, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $33,397 in lease receivables.

Key economic assumptions used in measuring certain retained interests at the date of securitization were as follows:

Automobile Leases	Gain Recognized	Weighted- average Life (in months)	Prepayment Speed	Expected Credit Losses	Annual Discount Rate	Annual Coupon Rate to Investors
2007 transaction	$2,709	19	2.00%-4.00%	0.05%	5.18%	5.25%-5.61%

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

					For the Six Months Ended June 30
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	2008	2007
Loans and leases held in portfolio	$9,227,969	$8,751,590	$162,237	$187,703	$16,138	$4,705
Leases securitized	262,856	463,517	319	769	44	223
Home equity loans securitized	302,277	334,417	2,276	2,979	165	52
Leases serviced for others	43,665	61,551	187	1,300	(4)	(12)

Total loans and leases serviced	$9,836,767	$9,611,075	$165,019	$192,751	$16,343	$4,968

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Automobile Leases	2008	2007	2008	2007
Proceeds from securitizations	$0	$0	$0	$252,493
Amounts derecognized	0	0	0	300,414
Servicing fees received	890	1,910	1,879	4,074
Other cash flows received from retained interests	11,330	4,903	14,917	7,893

	Three Months Ended June 30,		Six Months Ended June 30,
Home Equity Loans	2008	2007	2008	2007
Additional draws conveyed to the trusts	$14,628	$16,555	$28,166	$32,492
Servicing fees received	318	424	654	886
Other cash flows received from retained interests	2,435	1,851	4,733	4,144

There were no proceeds from securitizations nor amounts derecognized for the six-month periods ended June 30, 2008 and June 30, 2007 relating to home equity loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

As of June 30, 2008

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$1,863	10	4.00%	0.05%	6.97%
Decline in fair value of 10% adverse change			$5	$7	$9
Decline in fair value of 20% adverse change			10	14	17
2006 transaction - Interest-Only Strip	$309	3	4.00%	0.05%	6.71%
Decline in fair value of 10% adverse change			$0	$1	$0
Decline in fair value of 20% adverse change			0	1	1

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,879	42	15.00	0.04%	7.40%
Decline in fair value of 10% adverse change			$344	$19	$189
Decline in fair value of 20% adverse change			672	37	367
Variable-rate portion	$2,634	23	40.00	0.06%	6.99%
Decline in fair value of 10% adverse change			$186	$7	$48
Decline in fair value of 20% adverse change			348	13	93
2005 transaction - Interest-Only Strips	$5,510	26	35.00	0.06%	7.06%
Decline in fair value of 10% adverse change			$195	$11	$106
Decline in fair value of 20% adverse change			382	21	207

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 12. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, "Fair Value Measurements." and FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." At June 30, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following is a description of Susquehanna’s valuation methodologies for assets and liabilities carried at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Susquehanna believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at reporting date.

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third- party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, and Federal Home Loan Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, and trust preferred securities.

Derivatives

Currently, Susquehanna uses interest rate swaps to manage its interest rate risk and to assist its borrowers in managing their interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. To comply with the provisions of FAS No. 157, Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations

For our interest-only strips, there is a lack of similar observable transactions for similar assets in the marketplace. Therefore, Susquehanna uses the present-value approach to determine the initial and ongoing fair values of the cash flows associated with securitizations. Assumptions used, which incorporate certain market information obtained from third parties, include an estimation of an appropriate discount rate, net credit losses, and prepayment rates. Changes in the assumptions used may have a significant impact on Susquehanna’s valuation of retained interests, and accordingly, such interests are classified within Level 3 of the valuation hierarchy. For further discussion of the most significant assumptions used to value interest- only strips, as well as the applicable stress tests for those assumptions, see Note 11 of this Form 10-Q.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value at June 30, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$2,024,264	$4,480	$1,942,869	$76,915
Derivatives (1)	3,363	0	3,363	0
Interest-only strips (1)	19,195	0	0	19,195

Total	$2,046,822	$4,480	$1,946,232	$96,110

(1) Included in Other assets

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives (2)	$6,506	$0	$6,506	$0

Total	$6,506	$0	$6,506	$0

(2) Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table presents a rollforward of the balance sheet amounts for the three months and six months ended June 30, 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities	Interest-only Strips	Total
Balance at April 1, 2008	$73,209	$22,230	$95,439
Total gains or losses (realized/unrealized)
Included in other comprehensive income (Presented here gross of taxes)	(1,152)	(760)	(1,912)
Purchases, issuances, and settlements	4,858	(2,275)	2,583
Transfers in and/or out of Level 3	0	0	0

Balance at June 30, 2008	$76,915	$19,195	$96,110

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities	Interest-only Strips	Total
Balance at January 1, 2008	$81,285	$21,138	$102,423
Total gains or losses (realized/unrealized)
Included in earnings	2	0	2
Included in other comprehensive income (Presented here gross of taxes)	(8,760)	2,093	(6,667)
Purchases, issuances, and settlements	4,388	(4,036)	352
Transfers in and/or out of Level 3	0	0	0

Balance at June 30, 2008	$76,915	$19,195	$96,110

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment under FAS No. 114, "Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15." To estimate the impairment of a loan, Susquehanna uses the practical expedient method which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna’s impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table presents the financial instruments carried at fair value at June 30, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$31,029	$0	$0	$31,029

	$31,029	$0	$0	$31,029

Specific reserves identified under FAS No. 114 during the first six months of 2008 totaled $5,708. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at June 30, 2008.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to complete the $350.0 million auto-lease sale that is scheduled for the third quarter of 2008; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; expectations regarding the future performance of Hann; and our ability to achieve our 2008 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Bank DV and subsidiaries, Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), Stratton Management Company, LLC (Stratton), and The Addis Group, LLC (“Addis”).

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

Executive Commentary

Updated Financial Goals for 2008

Our updated financial goals for 2008, including the anticipated effects of the acquisition of Stratton Holding Company, which was completed on April 30, 2008, are as follows:

	Previously Published Goals	Updated Goals
Net interest margin	3.70%	3.69%
Loan growth (adjusted for securitizations)	8.0%	10.0%
Deposit growth	1.0%	2.0%
Noninterest income growth	50.0%	45.0%
Noninterest expense growth	30.0%	30.0%
Tax rate	29.0%	28.0%

These financial goals include a $350.0 million auto-lease sale scheduled for the third quarter of 2008. We estimate that this sale will result in a minimal pre-tax gain due to recent widening of credit spreads. However, the exact timing and amount of gain associated with this event is difficult to predict in this volatile environment. In addition, we continue to evaluate methods to consolidate our banking operations, decrease costs, increase our efficiency, and improve customer convenience.

Acquisitions

Stratton Holding Company

On April 30, 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Stratton became a wholly owned subsidiary of Susquehanna and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in our investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Stratton was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Community Banks, Inc.

On November 16, 2007, we completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at approximately $871.0 million. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expanded our territory into the Harrisburg market and deepened our foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. See Note 2 to our consolidated financial statements for the disclosures required by FAS No. 141, “Business Combinations.”

Widmann, Siff & Co., Inc.

On August 1, 2007, we acquired Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pennsylvania. Widmann, Siff had more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Widmann, Siff was considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

Results of Operations

Summary of 2008 Compared to 2007

The acquisition of Community Banks on November16, 2007 has had a significant impact on our results of operations for the second quarter of 2008 and the first six months of 2008. Consequently, comparisons to the same periods in 2007 may not be particularly meaningful. In addition, results of operations for the three and six month periods ending June 30, 2007 include a pre-tax loss of $11.8 million related to the restructuring of our investment portfolio.

Net income for the second quarter of 2008 was $29.2 million, an increase of $19.4 million, or 197.4%, over net income of $9.8 million for the second quarter of 2007. Net interest income increased 56.2%, to $99.1 million for the second quarter of 2008, from $63.4 million for the second quarter of 2007. Noninterest income increased 133.3%, to $44.7 million for the second quarter of 2008, from $19.2 million for the second quarter of 2007. Noninterest expenses increased 34.1%, to $90.3 million for the second quarter of 2008, from $67.3 million for the second quarter of 2007.

Net income for the first six months of 2008 was $57.2 million, an increase of $26.7 million, or 87.3%, over net income of $30.5 million for the first six months of 2007. Net interest income increased 55.9%, to $197.2 million for the first six months of 2008, from $126.5 million for the first six months of 2007. Noninterest income increased 63.9%, to $87.6 million for the first six months of 2008, from $53.4 million for the first six months of 2007. Noninterest expenses increased 37.9%, to $182.3 million for the first six months of 2008, from $132.2 million for the first six months of 2007.

Noninterest expenses increased 37.9%, to $182.3 million for the first six months of 2008, from $132.2 million for the first six months of 2007.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Diluted Earnings per Share	$0.34	$0.19	$0.67	$0.59
Return on Average Assets	0.89%	0.48%	0.88%	0.75%
Return on Average Equity	6.81%	4.16%	6.66%	6.54%
Return on Average Tangible Equity (1)	18.48%	6.96%	17.37%	10.79%
Efficiency Ratio	61.55%	80.75%	62.73%	72.83%
Net Interest Margin	3.66%	3.67%	3.69%	3.67%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Return on average equity (GAAP basis)	6.81%	4.16%	6.66%	6.54%
Effect of excluding average intangible assets and related amortization	11.67%	2.80%	10.71%	4.25%
Return on average tangible equity	18.48%	6.96%	17.37%	10.79%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2008			For the Three-Month Period Ended June 30, 2007
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$82,325	$427	2.09	$100,745	$1,268	5.05
Investment securities:
Taxable	1,777,900	23,238	5.26	1,415,256	16,556	4.69
Tax-advantaged	303,332	4,921	6.52	41,662	655	6.31

Total investment securities	2,081,232	28,159	5.44	1,456,918	17,211	4.74

Loans and leases, (net):
Taxable	8,843,985	142,775	6.49	5,381,069	101,715	7.58
Tax-advantaged	194,638	3,595	7.43	89,790	1,662	7.42

Total loans and leases	9,038,623	146,370	6.51	5,470,859	103,377	7.58

Total interest-earning assets	11,202,180	$174,956	6.28	7,028,522	$121,856	6.95

Allowance for loan and lease losses	(93,557)			(62,688)
Other non-earning assets	2,107,951			1,236,989

Total assets	$13,216,574			$8,202,823

Liabilities
Deposits:
Interest-bearing demand	$2,711,535	$8,574	1.27	$2,133,308	$16,466	3.10
Savings	740,925	1,296	0.70	457,442	940	0.82
Time	4,079,074	39,250	3.87	2,502,428	28,947	4.64
Short-term borrowings	664,190	2,864	1.73	363,651	3,990	4.40
FHLB borrowings	1,394,087	13,229	3.82	432,975	3,960	3.67
Long-term debt	422,404	7,704	7.34	222,090	3,305	5.97

Total interest-bearing liabilities	10,012,215	$72,917	2.93	6,111,894	$57,608	3.78

Demand deposits	1,223,112			905,250
Other liabilities	257,621			239,705

Total liabilities	11,492,948			7,256,849
Equity	1,723,626			945,974

Total liabilities and shareholders’ equity	$13,216,574			$8,202,823

Net interest income / yield on average earning assets		$102,039	3.66		$64,248	3.67

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2008			For the Six-Month Period Ended June 30, 2007
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$103,241	$1,449	2.82	$91,720	$2,392	5.26
Investment securities:
Taxable	1,774,857	47,190	5.35	1,421,976	33,128	4.70
Tax-advantaged	285,344	9,171	6.46	39,732	1,249	6.34

Total investment securities	2,060,201	56,361	5.50	1,461,708	34,377	4.74

Loans and leases, (net):
Taxable	8,719,087	291,230	6.72	5,396,899	203,121	7.59
Tax-advantaged	192,258	7,137	7.47	87,474	3,260	7.52

Total loans and leases	8,911,345	298,367	6.73	5,484,373	206,381	7.59

Total interest-earning assets	11,074,787	$356,177	6.47	7,037,801	$243,150	6.97

Allowance for loan and lease losses	(91,637)			(62,690)
Other non-earning assets	2,099,954			1,223,407

Total assets	$13,083,104			$8,198,518

Liabilities
Deposits:
Interest-bearing demand	$2,715,572	$19,813	1.47	$2,104,997	$32,864	3.15
Savings	727,042	2,838	0.78	464,889	2,053	0.89
Time	4,109,917	82,858	4.05	2,481,568	56,686	4.61
Short-term borrowings	603,311	6,189	2.06	352,302	7,772	4.45
FHLB borrowings	1,319,134	25,985	3.96	487,468	9,129	3.78
Long-term debt	420,501	15,546	7.43	222,159	6,583	5.98

Total interest-bearing liabilities	9,895,477	$153,229	3.11	6,113,383	$115,087	3.80

Demand deposits	1,201,401			905,971
Other liabilities	258,680			236,691

Total liabilities	11,355,558			7,256,045
Equity	1,727,546			942,473

Total liabilities and shareholders’ equity	$13,083,104			$8,198,518

Net interest income / yield on average earning assets		$202,948	3.69		$128,063	3.67

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $99.1 million for the second quarter of 2008, as compared to $63.4 million for the same period in 2007. For the six months ended June 30, 2008, net interest income increased to $197.2 million, as compared to $126.5 million for the same period in 2007.

Net interest income as a percentage of net interest income plus noninterest income was 68.9% for the quarter ended June 30, 2008, and 76.8% for the quarter ended June 30, 2007. Net interest income as a percentage of net interest income plus noninterest income was 69.2% for the six months ended June 30, 2008, and 70.3% for the six months ended June 30, 2007.

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

The $35.6 million increase in our net interest income for the second quarter of 2008, as compared to the second quarter of 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007.

The $70.8 million increase in our net interest income for the first six months of 2008, as compared to the first six months of 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007.

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

During the first six months of 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration the $48.7 million increase in nonperforming loans since June 30, 2007 and the rising charge-off level noted below. As illustrated in Table 2, the provision for loan and lease losses was $13.8 million for the second quarter of 2008, and $1.9 million for the second quarter of 2007. The provision for the first six months of 2008 was $23.6 million and $3.9 million for the first six months of 2007.

Net charge-offs for the second quarter of 2008 increased to $10.7 million, or 0.48% of average loans and leases, when compared to net charge-offs for the second quarter of 2007 of $1.9 million, or 0.14% of average loans and leases. Net charge-offs for the first six months of 2008 increased to $16.1 million, or 0.36% of average loans and leases, when compared to net charge-off for the first six months of 2007 of $4.7 million, or 0.17% of average loans and leases.

The allowance for loan and lease losses was 1.04% of period-end loans and leases, or $96.0 million, at June 30, 2008; 1.01% of period-end loans and leases, or $88.6 million, at December 31, 2007; and 1.11% of period-end loans and leases, or $61.9 million, at June 30, 2007.

Determining the level of the allowance for possible loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at June 30, 2008. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance - Beginning of period	$92,995	$61,789	$88,569	$62,643
Additions charged to operating expenses	13,765	1,933	23,602	3,933

	106,760	63,722	112,171	66,576

Charge-offs	(12,726)	(2,917)	(20,091)	(6,522)
Recoveries	1,999	1,066	3,953	1,817

Net charge-offs	(10,727)	(1,851)	(16,138)	(4,705)

Balance - Period end	$96,033	$61,871	$96,033	$61,871

Net charge-offs as a percentage of average loans and leases (annualized)	0.48%	0.14%	0.36%	0.17%
Allowance as a percentage of period-end loans and leases	1.04%	1.11%	1.04%	1.11%
Average loans and leases	$9,038,623	$5,470,859	$8,911,345	$5,484,373
Period-end loans and leases	9,227,969	5,574,858	9,227,969	5,574,858

Noninterest Income

Second Quarter 2008 Compared to Second Quarter 2007

Noninterest income, as a percentage of net interest income plus noninterest income, was 31.1% for the second quarter of 2008, and 23.2% for the second quarter of 2007.

Noninterest income increased $25.5 million, or 133.3%, for the second quarter of 2008, over the second quarter of 2007. Unless specifically addressed in the following discussion, increases in noninterest income are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

•	Decreased vehicle origination, servicing, and securitization fees of $1.8 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $3.0 million; and

•	Decreased net realized loss on securities of $11.9 million.

Vehicle origination, servicing, and securitization fees. The 46.7% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitization occurred during the first six months of 2008.

Wealth management fee income. The 37.3% increase primarily was the result of the contribution from Stratton Management Company, which was acquired on April 30, 2008.

Net realized loss on securities. During the second quarter of 2007, we restructured our available-for-sale investment portfolio and recognized an $11.8 million loss on the sale of selected securities.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Noninterest income, as a percentage of net interest income plus noninterest income, was 30.8% for the six-month period ended June 30, 2008, and 29.7% for the six-month period ended June 30, 2007.

Noninterest income increased $34.2 million, or 63.9%, for the six-month period ended June 30, 2008, over the comparable period in 2007. Unless specifically addressed in the following discussion, increases in noninterest income are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

•	Decreased vehicle origination, servicing, and securitization fees of $2.4 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $4.5 million;

•	Decreased gains on sales of loans and leases of $2.4 million; and

•	Decreased net realized loss on securities of $11.9 million.

Vehicle origination, servicing, and securitization fees. The 30.5% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitization occurred during the first six months of 2008.

Wealth management fee income. The 29.5% increase primarily was the result of the contribution from Stratton Management Company, which was acquired on April 30, 2008.

Gains on sale of loans and leases. During the first quarter of 2007, we recognized a $2.7 million gain in an auto-lease securitization. There were no securitization transactions during the first six months of 2008.

Net realized loss on securities. During the second quarter of 2007, we restructured our available-for-sale investment portfolio and recognized an $11.8 million loss on the sale of selected securities.

Noninterest Expenses

Second Quarter 2008 Compared to Second Quarter 2007

Noninterest expenses increased $23.0 million, or 34.1%, from $67.3 million for the second quarter of 2007, to $90.3 million for the second quarter of 2008. Overall increases in noninterest expense are attributable to the effects of the Community acquisition on November 16, 2007. There were no non-Community-related changes of note.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Noninterest expenses increased $50.1 million, or 37.9%, from $132.2 million for the six-month period ended June 30, 2007, to $182.3 million for the six-month period ended June 30, 2008. Overall increases in noninterest expense are attributable to the effects of the Community acquisition on November 16, 2007. There were no non-Community-related changes of note.

Income Taxes

Our effective tax rate for the second quarter of 2008 was 26.4%. Our effective tax rate for the second quarter of 2007 was 26.3%.

Our effective tax rate for the first six months of 2008 was 27.5%. Our effective tax rate for the first six months of 2007 was 30.3%. The decrease was due to an increase in tax-advantaged income relative to total income for the first six months of 2008 as compared to tax-advantaged income relative to total income for first six months of 2007. The increase in tax-advantaged income is due, in part, to the acquisition of Community, which had a large municipal bond portfolio.

Financial Condition

Summary of June 30, 2008 Compared to December 31, 2007

Total assets at June 30, 2008 were $13.5 billion, an increase of $426.7 million, as compared to total assets at December 31, 2007. Total deposits increased $43.3 million at June 30, 2008, from December 31, 2007. Equity capital was $1.7 billion at June 30, 2008, or $19.95 per share, and $1.7 billion, or $20.12 per share, at December 31, 2007. The decline in book value per share primarily was the result of unrealized losses in our investment securities portfolio that were recorded in accumulated other comprehensive income in the equity section of our balance sheet. For additional information about our investment securities portfolio, see “Note 3. Investment Securities” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Loan demand in our market area remains strong. Consequently, loans and leases, net of unearned income, increased 5.4%, from $8.8 billion at December 31, 2007 to $9.2 billion at June 30, 2008. In particular, commercial, financial, and agricultural loans grew 10.9%, from $1.8 billion at December 31, 2007, to $2.0 billion at June 30, 2008; real-estate-secured commercial loans grew 4.1%, from $2.7 billion at December 3, 2007, to $2.8 billion at June 30, 2008; and leases grew 33.6%, from $451.7 million at December 31, 2007, to $603.6 million at June 30, 2008.

Risk Assets

Total nonperforming assets increased $20.3 million, from December 31, 2007 to June 30, 2008, as presented in Table 3.

Nonaccrual loans and leases increased from $56.7 million at December 31, 2007, to $78.4 million at June 30, 2008. The net increase was primarily the result of three credits totaling $24.7 million being placed on nonaccrual status in the first six months of 2008. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 0.81% at December 31, 2007 to 0.99% at June 30, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - Risk Assets

	June 30, 2008	December 31, 2007	June 30, 2007
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases	$78,424	$56,741	$30,309
Restructured loans	2,582	2,582	1,997
Other real estate owned	10,510	11,927	4,587

Total nonperforming assets	$91,516	$71,250	$36,893

As a percentage of period-end loans and leases plus other real estate owned	0.99%	0.81%	0.66%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	118.55%	149.30%	191.52%
Loans and leases contractually past due 90 days and still accruing	$22,033	$12,199	$8,053

Deposits

Total deposits increased 0.5% from December 31, 2007 to June 30, 2008. An increase in brokered certificates of deposit of $163.3 million, however, contributed to this overall net increase. The slight net change in total deposits is the result of a very competitive environment for deposit generation.

Short-term Borrowings and Federal Home Loan Bank Borrowings

Short-term borrowings increased $182.5 million from December 31, 2007 to June 30, 2008, and FHLB borrowings increased $237.0 million during the same time period.

Since our loan growth has been greater than our deposit growth, we have used short-term borrowings, primarily in the form of federal funds purchased, FHLB borrowings, and brokered certificates of deposit, to fund loans.

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

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2008 was 8.68%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at June 30, 2008 was 10.81%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2008 was 7.78%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of June 30, 2008	As of June 30, 2007
	(dollars in thousands)
Lease Securitization Transactions*	$262,856	$708,814
Home Equity Loan Securitization Transactions*	302,277	387,638
Agency Arrangements and Lease Sales*	43,665	85,804
Leases and Loans Held in Portfolio	9,227,969	5,574,858

Total Leases and Loans Serviced	$9,836,767	$6,757,114

*	Off-balance-sheet

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2008, our bank subsidiaries had approximately $728.3 million available to them under collateralized lines of credit with various FHLBs; and approximately $891.8 million more would have been available provided that additional collateral had been pledged.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $83.4 million at June 30, 2008 and represented additional sources of liquidity.

As an additional source of liquidity, we periodically enter into securitization transactions in which we sell the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). In our last securitization, which occurred in February 2007, we entered into a term securitization transaction of leases and related vehicles. The purchase of these assets by the QSPEs was financed through the issuance of asset-backed notes to third-party investors. Net proceeds from this transaction totaled $252.5 million.

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

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure, routine rate shocks simulation, and evaluation of the change in economic value of equity. Board directed guidelines have been adopted for both the rate shock simulations and economic value of equity exposure limits. By dividing the assets and liabilities into three groups, fixed rate, floating rate and those which reprice only at our discretion, strategies are developed to control the exposure to interest rate fluctuations.

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 300 basis point shock and an up 300 basis point shock. At June 30, 2008, our asset/liability position was close to neutral.

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into amortizing interest rate swaps with an aggregate current notional amount of $255.8 million. For purposes of our consolidated financial statements, the entire notional amount of the swaps is designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. These transactions are subject to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2008, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $2.1 million.

Beginning in 2007, we instituted a program whereby we enter into transactions with our commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately economically hedged by offsetting derivative contracts, such that we have minimal net interest rate risk exposure resulting from the transaction. At June 30, 2008, the notional amount of interest rate swaps with our customers totaled $210.5 million. Derivatives with a fair value of $1.5 million were included in other assets, and derivatives with a fair value of $1.1 million were recorded in other liabilities.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. One of these derivatives matured in June 2008. The risk management objective with respect to these interest rate swaps is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At June 30, 2008, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income totaled $0.2 million.

The following table summarizes our derivative financial instruments as of June 30, 2008:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(dollars in thousands)
Cash Flow Hedges:
$255,795	($3,267)	One-month LIBOR	3.37% to 5.206%
25,000	(303)	Three-month LIBOR	4.083%

$280,795	($3,570)

Instruments Not Designated as Hedges:

210,547	(1,063)	One-month LIBOR	4.86% to 7.42%
210,547	1,490	One-month LIBOR	4.86% to 7.42%

$421,094	$427

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

Susquehanna’s Annual Meeting of Shareholders was held on April 30, 2008. Susquehanna’s shareholders were asked to vote on a proposal to elect seven directors to the Class of 2011, two directors to the Class of 2010, and three directors for the Class of 2009. In addition, Susquehanna’s shareholders were asked to ratify the selection of PricewaterhouseCoopers LLP as Susquehanna’s independent registered public accountants for the fiscal year ending December 31, 2008.

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2011:

Nominee	Number of Votes
PeterDeSoto
For	69,846,004
Withhold authority	2,242,205
Not voted	13,889,246
Eddie L. Dunklebarger
For	69,639,383
Withhold authority	2,448,826
Not voted	13,889,246
Russell J. Kunkel
For	70,264,318
Withhold authority	1,823,891
Not voted	13,889,246
Guy W. Miller, Jr.
For	70,307,156
Withhold authority	1,781,052
Not voted	13,889,247
Michael A. Morello
For	70,168,395
Withhold authority	1,919,814
Not voted	13,889,246
E. Susan Piersol
For	70,120,435
Withhold authority	1,967,776
Not voted	13,889,244
William J. Reuter
For	70,211,119
Withhold authority	1,877,089
Not voted	13,889,247

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2010:

Nominee	Number of Votes
James A. Ulsh
For	69,180,029
Withhold authority	2,908,180
Not voted	13,889,246
Dale M. Weaver
For	69,893,038
Withhold authority	2,195,172
Not voted	13,889,245

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors’ Class of 2009:

Nominee	Number of Votes
Anthony J. Agnone, Sr.
For	70,267,419
Withhold authority	1,818,778
Not voted	13,891,258
Scott J. Newkam
For	69,968,946
Withhold authority	2,119,262
Not voted	13,889,247
Christine Sears
For	69,920,211
Withhold authority	2,167,998
Not voted	13,889,246

Other directors whose term of office as a director continued after the meeting are as follows: Wayne E. Alter, Jr., Bruce A. Hepburn, Donald L. Hoffman, M. Zev Rose, Roger V. Wiest, and William B. Zimmerman.

In addition, Susquehanna’s shareholders were asked to ratify the selection of PricewaterhouseCoopers LLP as Susquehanna’s independent registered public accountants for the fiscal year ending December 31, 2008. Shares of common stock were voted for as follows:

For	71,362,398
Against	437,765
Abstain	288,046
Not voted	13,889,246

No other matters were submitted for shareholder action.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Employment Agreement, dated as of November 16, 2007, by and between Susquehanna Bancshares, Inc. and Jeffrey M. Seibert, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

10.2	Employment Agreement, dated as of January 27, 2006, by and between Susquehanna Bancshares, Inc. and John H. Montgomery, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

10.3	Employment Agreement, dated as of March 15, 2007, by and between Susquehanna Bancshares, Inc. and Michael E. Hough, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications. Filed herewith as Exhibit 32.

* Management contract or compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 7, 2008	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

August 7, 2008	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

10.1	Employment Agreement, dated as of November 16, 2007, by and between Susquehanna Bancshares, Inc. and Jeffrey M. Seibert, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

10.2	Employment Agreement, dated as of January 27, 2006, by and between Susquehanna Bancshares, Inc. and John H. Montgomery, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

10.3	Employment Agreement, dated as of March 15, 2007, by and between Susquehanna Bancshares, Inc. and Michael E. Hough, is incorporated by reference to Exhibit 99.1 of Susquehanna’s Current Report on Form 8-K, filed June 5, 2008.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications. Filed herewith as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit.