Form 10-Q
period 2008-09-30
SUSQUEHANNA BANCSHARES INC
filed 2008-11-06
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

or

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

Yes  ☐    No  ☒

As of October 31, 2008, there were 86,115,003 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007	September 30, 2007
	(in thousands, except share data)
Assets
Cash and due from banks	$260,358	$326,965	$202,237
Unrestricted short-term investments	105,704	143,042	110,484

Cash and cash equivalents	366,062	470,007	312,721
Restricted short-term investments	213	242	241
Securities available for sale	2,030,395	2,059,160	1,548,708
Securities held to maturity (fair values approximate $9,195; $4,792; and $4,840)	9,195	4,792	4,840
Loans and leases, net of unearned income	9,454,094	8,751,590	5,842,883
Less: Allowance for loan and lease losses	105,575	88,569	58,687

Net loans and leases	9,348,519	8,663,021	5,784,196

Premises and equipment, net	177,219	179,740	110,372
Foreclosed assets	10,671	11,927	10,331
Accrued income receivable	43,363	46,765	33,600
Bank-owned life insurance	353,864	344,578	270,398
Goodwill	1,014,282	945,081	339,010
Intangible assets with finite lives	56,658	58,274	19,648
Investment in and receivables from unconsolidated entities	39,276	123,586	134,335
Other assets	186,570	170,821	155,549

Total Assets	$13,636,287	$13,077,994	$8,723,949

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,228,255	$1,292,791	$887,657
Interest-bearing demand	2,446,467	2,830,025	2,054,246
Savings	712,930	713,984	417,997
Time	2,962,563	2,750,867	1,592,698
Time of $100 or more	1,843,926	1,357,452	1,025,763

Total deposits	9,194,141	8,945,119	5,978,361
Short-term borrowings	738,516	568,412	488,999
FHLB borrowings	1,354,981	1,145,759	795,462
Long-term debt	151,289	150,303	150,028
Junior subordinated debentures	271,654	266,682	71,980
Accrued interest, taxes, and expenses payable	63,957	60,869	43,373
Deferred taxes	96,565	136,076	149,958
Other liabilities	70,410	75,760	103,606

Total Liabilities	11,941,513	11,348,980	7,781,767

Shareholders’ equity:
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,089,662 at September 30, 2008; 85,935,315 at December 31, 2007; and 52,206,918 at September 30, 2007	172,179	171,810	104,353
Additional paid-in capital	1,044,338	1,038,894	349,275
Retained earnings	516,290	522,268	503,613
Accumulated other comprehensive loss, net of taxes of $20,479; $2,131; and $8,190, respectively	(38,033)	(3,958)	(15,059)

Total Shareholders’ Equity	1,694,774	1,729,014	942,182

Total Liabilities and Shareholders’ Equity	$13,636,287	$13,077,994	$8,723,949

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$148,374	$107,585	$444,243	$312,825
Securities:
Taxable	21,331	17,598	65,521	48,633
Tax-exempt	3,326	425	9,287	1,238
Dividends	1,541	1,074	4,541	3,166
Short-term investments	491	1,019	1,939	3,411

Total interest income	175,063	127,701	525,531	369,273

Interest Expense:
Deposits:
Interest-bearing demand	7,441	15,119	27,254	47,982
Savings	1,116	869	3,954	2,922
Time	41,236	30,128	124,094	86,814
Short-term borrowings	3,179	5,033	9,368	12,805
FHLB borrowings	13,120	7,106	39,104	16,236
Long-term debt	7,709	3,372	23,256	9,955

Total interest expense	73,801	61,627	227,030	176,714

Net interest income	101,262	66,074	298,501	192,559
Provision for loan and lease losses	17,704	2,414	41,306	6,347

Net interest income, after provision for loan and lease losses	83,558	63,660	257,195	186,212

Noninterest Income:
Service charges on deposit accounts	11,968	7,378	34,823	21,035
Vehicle origination, servicing, and securitization fees	2,200	3,658	7,698	11,564
Asset management fees	7,405	5,235	19,161	14,638
Income from fiduciary-related activities	1,977	1,594	6,500	4,937
Commissions on brokerage, life insurance, and annuity sales	1,672	1,239	5,361	3,917
Commissions on property and casualty insurance sales	2,636	2,556	9,604	9,589
Income from bank-owned life insurance	3,719	2,765	10,651	8,064
Net gain on sale of loans and leases	1,856	1,297	4,960	6,822
Net realized loss on securities	(17,550)	0	(17,343)	(11,741)
Other	2,036	4,568	24,091	14,896

Total noninterest income	17,919	30,290	105,506	83,721

Noninterest Expenses:
Salaries and employee benefits	49,140	35,518	142,258	104,634
Occupancy	8,994	5,669	27,304	17,443
Furniture and equipment	3,983	2,908	12,092	8,717
Advertising and marketing	2,657	2,233	9,843	6,866
Amortization of intangible assets	2,853	651	8,048	1,897
Vehicle lease disposal	3,622	3,082	9,148	9,261
Other	24,541	16,002	69,361	49,435

Total noninterest expenses	95,790	66,063	278,054	198,253

Income before income taxes	5,687	27,887	84,647	71,680
Provision (benefit) for income taxes	(673)	7,994	21,065	21,243

Net Income	$6,360	$19,893	$63,582	$50,437

Earnings per share:
Basic	$0.07	$0.38	$0.74	$0.97
Diluted	$0.07	$0.38	$0.74	$0.97
Cash dividends paid	$0.26	$0.25	$0.78	$0.75
Average shares outstanding:
Basic	86,010	52,174	85,956	52,132
Diluted	86,033	52,221	85,992	52,208

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$63,582	$50,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,908	11,707
Provision for loan and lease losses	41,306	6,347
Realized loss on available-for-sale securities, net	17,343	11,741
Deferred income taxes	(21,163)	1,701
Gain on sale of loans and leases	(4,960)	(6,822)
Gain on sale of foreclosed assets	(798)	(214)
Mortgage loans originated for sale	(143,946)	(79,403)
Proceeds from sale of mortgage loans originated for sale	140,501	81,647
Loans and leases originated/acquired for sale, net of payments received	(85,023)	(297,188)
Net proceeds from sale of loans and leases originated/acquired for sale	0	252,493
Increase in cash surrender value of bank-owned life insurance	(10,136)	(7,438)
Decrease (increase) in accrued interest receivable	3,402	(2,556)
(Decrease) increase in accrued interest payable	(1,663)	2,932
Increase (decrease) in accrued expenses and taxes payable	4,751	(14,359)
Other, net	(32,189)	(31,783)

Net cash used in operating activities	(9,085)	(20,758)

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	29	33,292
Activity in available-for-sale securities:
Sales	17,322	333,366
Maturities, repayments, and calls	482,266	286,955
Purchases	(541,867)	(739,721)
Net increase in loans and leases	(577,106)	(280,236)
Cash flows received from retained interests	27,217	25,102
Proceeds from bank-owned life insurance	850	1,438
Proceeds from sale of foreclosed assets	9,697	3,509
Acquisitions, net of subsequent divestitures	(68,146)	(3,114)
Additions to premises and equipment, net	(9,794)	(11,982)

Net cash used in investing activities	(659,532)	(351,391)

Cash Flows from Financing Activities:
Net increase in deposits	249,022	100,772
Net increase in short-term borrowings	170,104	87,035
Net increase in short-term FHLB borrowings	200,000	240,000
Proceeds from long-term FHLB borrowings	200,000	275,000
Repayment of long-term FHLB borrowings	(190,778)	(248,226)
Repayment of long-term debt	(14)	(8)
Proceeds from issuance of common stock	3,271	3,475
Tax benefit from exercise of stock options	139	152
Cash dividends paid	(67,072)	(39,111)

Net cash provided by financing activities	564,672	419,089

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(103,945)	46,940
Cash and cash equivalents at January 1	470,007	265,781

Cash and cash equivalents at September 30	$366,062	$312,721

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$228,693	$173,782
Income tax payments	$29,070	$19,256
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$8,569	$15,732
Interests retained in securitizations	$0	$47,920
Leases acquired in clean-up calls	$63,913	$22,682
Securities purchased, not settled	$0	$34,930
Cash dividends declared, not paid	$0	$13,574
Leases transferred from held for sale to held for investment	$238,351	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	52,080,419	$104,161	$345,840	$505,861	($19,576)	$936,286

Comprehensive income:
Net income				50,437		50,437
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $7,632					5,144	5,144
Change in unrealized gain on recorded interests in securitized assets, net of taxes					208	208
Change in unrealized gain on cash flow hedges, net of taxes and reclassification adjustment of $(202)					(835)	(835)

Total comprehensive income						54,954

Common stock and options issued under employee benefit plans (including related tax benefit of $152)	126,499	192	3,435			3,627
Cash dividends declared ($1.01 per share)				(52,685)		(52,685)

Balance at September 30, 2007	52,206,918	$104,353	$349,275	$503,613	($15,059)	$942,182

Balance at January 1, 2008	85,935,315	$171,810	$1,038,894	$522,268	($3,958)	$1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”				(2,488)		(2,488)

Comprehensive income:
Net income				63,582		63,582
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,364					(36,214)	(36,214)
Change in unrealized gain on recorded interests in securitized assets, net of taxes					233	233
Change in unrealized loss on cash flow hedges, net of taxes and reclassification adjustment of $2,098					1,906	1,906

Total comprehensive income						29,507

Common stock and options issued under employee benefit plans (including related tax benefit of $139)	154,347	369	3,041			3,410
Adjustments relating to the Community acquisition			2,403			2,403
Cash dividends declared ($0.78 per share)				(67,072)		(67,072)

Balance at September 30, 2008	86,089,662	$172,179	$1,044,338	$516,290	($38,033)	$1,694,774

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. In addition, Susquehanna revised the totals for net cash used in operating activities and investing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007. The reclassifications and revisions had no effect on gross revenues, gross expenses, net income, or the net change in cash and cash equivalents and are not material to previously issued financial statements. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2008 and 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 84 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Adopted Accounting Pronouncements.

In October 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of FAS No. 157, “Fair Value Measurements,” in a market that is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS No. 154, “Accounting Changes and Error Corrections,” paragraph 19). The disclosure provisions of FAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Adoption of FSP No. FAS 157-3 has had no material impact on results of operations and financial condition.

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

Recently Issued Accounting Pronouncements.

In September 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, the FSP clarifies that the disclosures required by FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. This clarification was effective upon issuance of the FSP. Susquehanna is evaluating the impact of FSP No. 133-1 and FIN 45-4.

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

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counter- parties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years Earlier application is not permitted. Susquehanna is evaluating the impact of FSP No. FAS 140-3.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Community Banks, Inc.

On November 16, 2007, Susquehanna completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at $873,205. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expanded Susquehanna’s territory into the Harrisburg market and deepened its foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. However, since the acquisition occurred in the fourth quarter of 2007, net adjustments increasing goodwill totaling $6,291 were made in the first nine months of 2008, as additional information became available.

Unaudited
Assets
Cash and cash equivalents	$232,628
Securities	664,334
Loans and leases, net of allowance of $19,119	2,574,830
Premises and other equipment	63,749
Goodwill and other intangibles	652,615
Deferred taxes	20,816
Other assets	99,800

Total assets acquired	$4,308,772

Liabilities
Deposits	$2,830,408
Borrowings	588,376
Other liabilities	16,783

Total liabilities assumed	3,435,567

Net assets acquired	$873,205

Presented below is certain unaudited pro forma information for the three months and nine months ended September 30, 2007, as if Community had been acquired on January 1, 2007. These results combine the historical results of Community, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna's consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008 Actual	2007 Pro Forma	2008 Actual	2007 Pro Forma
Net income	$6,360	$32,060	$63,582	$83,466
Basic EPS	$0.07	$0.37	$0.74	$0.97
Diluted EPS	$0.07	$0.37	$0.74	$0.97

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

Amortized costs and fair values of securities were as follows:

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Government agencies	$508,414	$517,054	$523,258	$533,019
State & municipal	303,881	291,854	266,982	268,633
Mortgage-backed	1,048,551	1,023,110	1,071,001	1,078,401
Other debt securities	64,889	47,652	78,333	68,227
Equities	152,078	150,725	111,289	110,880

	2,077,813	2,030,395	2,050,863	2,059,160

Held-to-maturity:
State & municipal	4,550	4,550	4,792	4,792
Other	4,645	4,645	0	0

	9,195	9,195	4,792	4,792

Total investment securities	$2,087,008	$2,039,590	$2,055,655	$2,063,952

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.

	Less than 12 Months		12 Months or More		Total
September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$47,462	$105	$0	$0	$47,462	$105
States and political subdivisions	219,255	13,036	50	1	219,305	13,037
Mortgage-backed securities	446,172	33,666	2,889	60	449,061	33,726
Other debt securities	35,993	6,448	16,911	10,972	52,904	17,420
Equity securities	17,861	944	2,743	775	20,604	1,719

	$766,743	$54,199	$22,593	$11,808	$789,336	$66,007

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$550	$1	$31,136	$45	$31,686	$46
States and political subdivisions	51,144	397	18,440	202	69,584	599
Mortgage-backed securities	1,121	1,643	184,182	2,107	185,303	3,750
Other debt securities	47,961	10,217	17,438	47	65,399	10,264
Equity securities	2,589	502	16,710	369	19,299	871

	$103,365	$12,760	$267,906	$2,770	$371,271	$15,530

In September 2008, Susquehanna recorded a pre-tax impairment charge of $17,550 related to two synthetic collateralized debt obligations held in its investment portfolio. Each security has a par value of $10,000 and one hundred underlying reference companies. Through August 31, 2008, there were no credit events (i.e. bankruptcies, conservatorships, or receiverships) related to any of the reference companies. Given the significant developments that have affected the market since August 31, 2008, a number of credit events have reduced the fair value on one security to 12.5% of par as of September 30, 2008, and the fair value of the other security to 12.0% of par as of September 30, 2008. Susquehanna believes that it is probable that it will be unable to collect all amounts due according to the contractual terms of these securities, and Susquehanna anticipates that both securities will receive a below-investment-grade rating by the rating agencies. These are the only two securities of this type that Susquehanna currently holds in its $2,039,590 investment portfolio.

At September 30, 2008, gross unrealized losses in Susquehanna’s available-for-sale investment portfolio totaled $66,007. Included in this total are gross unrealized losses of $33,666 related to mortgage-backed securities that have been in a continuous unrealized loss position for less than twelve months and gross unrealized losses of $10,972 related to other debt securities that have been in a continuous unrealized loss position for more than twelve months.

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

Other debt securities are comprised of corporate synthetic collateralized debt obligations (discussed above) and pooled trust preferred securities. The unrealized losses in this category were related to the pooled trust preferred securities, since the corporate synthetic collateralized debt obligations have been written down to fair value. Management believes that the unrealized losses on the pooled trust preferred securities were principally a result of decreased liquidity and larger risk premiums in the marketplace, and not deterioration in the creditworthiness of the underlying issuers.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

While it is possible that, under certain conditions, defaults on these securities (excluding the two synthetic collateralized debt obligations previously discussed) could result in a loss of principal, Susquehanna presently does not believe that those conditions are probable. Therefore, based on Susquehanna’s ability and intent to hold its available-for-sale securities for a sufficient time to recover all amortized costs and the fact that Susquehanna has not identified any issues related to the ultimate repayment of principal as a result of credit concerns, management has concluded that the reduction in the fair value of these securities, as well as any other individual security, is temporary at this time.

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	September 30, 2008	December 31, 2007
Commercial, financial, and agricultural	$1,987,149	$1,781,981
Real estate - construction	1,305,935	1,292,953
Real estate secured - residential	2,248,002	2,151,923
Real estate secured - commercial	2,833,555	2,661,841
Consumer	409,583	411,159
Leases	669,870	451,733

Total loans and leases	$9,454,094	$8,751,590

Leases held for sale (included in “Leases,” above)	$0	$238,351
Home equity line of credit loans held for sale (included in “Real estate secured—residential,” above)	182,343	97,320

In September, 2008, Susquehanna announced that, due to adverse market conditions, its previously disclosed plan to sell vehicle leases would not proceed. As a result, the vehicle leases held for sale at December 31, 2007 and those subsequently originated are now classified as held for investment.

Net investment in direct financing leases was as follows:

	September 30, 2008	December 31, 2007
Minimum lease payments receivable	$449,170	$337,875
Estimated residual value of leases	302,316	176,400
Unearned income under lease contracts	(81,616)	(62,542)

Total leases	$669,870	$451,733

An analysis of impaired loans, as of September 30, 2008 and December 31, 2007, is as follows:

Impaired loans without a related reserve	$25,589	$27,716
Impaired loans with a reserve	53,633	13,033

Total impaired loans	$79,222	$40,749

Reserve for impaired loans	$13,450	$4,146

An analysis of impaired loans, for the three months and nine months ended September 30, 2008 and 2007, is as follows:

	Three Months Ended September 30,
	2008	2007
Average balance of impaired loans	$72,431	$15,435
Interest income on impaired loans (cash-basis)	60	39

	Nine Months Ended September 30,
	2008	2007
Average balance of impaired loans	$57,866	$17,722
Interest income on impaired loans (cash-basis)	191	41

NOTE 5. Borrowings

Short-term borrowings were as follows:

	September 30, 2008	December 31, 2007
Securities sold under repurchase agreements	$399,489	$387,158
Federal funds purchased	335,200	178,000
Treasury tax and loan notes	3,827	3,254

Total short-term borrowings	$738,516	$568,412

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 6. Earnings per Share

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$6,360	86,010	$0.07	$19,893	52,174	$0.38
Effect of Diluted Securities:
Stock options and restricted shares outstanding		23			47

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$6,360	86,033	$0.07	$19,893	52,221	$0.38

For the three months ended September 30, 2008 and 2007, average options to purchase 2,308 and 1,657 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

	For the Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$63,582	85,956	$0.74	$50,437	52,132	$0.97
Effect of Diluted Securities:
Stock options and restricted shares outstanding		36			76

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$63,582	85,992	$0.74	$50,437	52,208	$0.97

For the nine months ended September 30, 2008 and 2007, average options to purchase 2,167 and 1,657 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$1,578	$927	$27	$26	$111	$138
Interest cost	1,335	1,137	62	56	121	148
Expected return on plan assets	(1,844)	(1,762)	0	0	0	0
Amortization of prior service cost	12	9	31	31	28	28
Amortization of transition obligation (asset)	0	(2)	0	0	28	28
Amortization of net actuarial loss	173	13	20	15	0	33

Net periodic benefit cost	$1,254	$322	$140	$128	$288	$375

	Nine Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$4,326	$3,091	$84	$78	$333	$414
Interest cost	3,995	3,433	180	164	363	444
Expected return on plan assets	(5,848)	(5,280)	0	0	0	0
Amortization of prior service cost	30	23	93	93	84	84
Amortization of transition obligation (asset)	0	(2)	0	0	84	84
Amortization of net actuarial loss	173	81	44	37	0	99

Net periodic benefit cost	$2,676	$1,346	$401	$372	$864	$1,125

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $124 to its pension plans and $371 to its other postretirement benefit plan in 2008. As of September 30, 2008, $93 of contributions have been made to its pension plans, and $486 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $31 to fund its pension plan in 2008, for a total of $124, and $168 to its other postretirement benefit plan, for a total of $654.

NOTE 9. Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, Susquehanna entered into a series of amortizing interest rate swaps that reached an aggregate notional amount of $248,651 at September 5, 2008. For purposes of our consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of vehicle leases. In September 2008, Susquehanna announced that, due to adverse market conditions, this forecasted sale would not occur, and the interest rate swap agreements were terminated. In accordance with generally accepted accounting principles, Susquehanna reclassified the fair value of these swaps from accumulated other comprehensive loss to earnings and recognized a reduction in pre-tax income of $6,539.

The following table summarizes our derivative financial instruments:

	September 30, 2008
	Notional Amount	Fair Value	Variable Rate	Fixed Rate
Cash Flow Hedges:
	$25,000	($363)	Three-month LIBOR	4.083%

Instruments Not
Designated as Hedges:
	235,036	(2,794)	One-month LIBOR	4.86% to 7.42%
	235,036	3,408	One-month LIBOR	4.86% to 7.42%

	470,072	614

Total Derivatives	$495,072	$251

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

The effective portion of changes in the fair value of cash flow hedges is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings when the hedged transactions affect earnings or when the hedged forecasted transaction is considered no longer probable of occurring. Ineffectiveness resulting from the hedge, if any, is recorded in other noninterest income.

Changes in the fair value of instruments not designated as hedges are recorded in other noninterest income.

NOTE 10. Goodwill

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2007	$335,005
Goodwill acquired through the Community acquisition	606,071
Goodwill acquired through the Widmann Siff acquisition	736
Additional goodwill related to contingent earn-out agreement associated with the Addis acquisition	2,000
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,172
Other	97

Goodwill at December 31, 2007	945,081
Adjustments to goodwill related to the Community acquisition	6,291
Goodwill acquired through the Stratton acquisition	62,910

Goodwill at September 30, 2008	$1,014,282

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

Automobile Leases

2006 Transaction

In September 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $31,773 in lease receivables.

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

					For the Nine Months Ended Sept. 30,
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	Sept. 30, 2008	December 31, 2007	Sept. 30, 2008	December 31, 2007	2008	2007
Loans and leases held in portfolio	$9,454,094	$8,751,590	$188,973	$187,703	$24,300	$10,303
Leases securitized	150,065	463,517	198	769	154	314
Home equity loans securitized	294,716	334,417	2,734	2,979	202	52
Leases serviced for others	37,070	61,551	466	1,300	1	(122)

Total loans and leases serviced	$9,935,945	$9,611,075	$192,371	$192,751	$24,657	$10,547

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
Automobile Leases	2008	2007	2008	2007
Proceeds from securitizations	$0	$0	$0	$252,493
Amounts derecognized	0	0	0	300,414
Servicing fees received	611	1,593	2,490	5,667
Other cash flows received from retained interests	6,544	11,190	21,461	19,083

	Three Months Ended September 30,		Nine Months Ended Sept. 30,
Home Equity Loans	2008	2007	2008	2007
Additional draws conveyed to the trusts	$14,846	$13,850	$43,012	$46,342
Servicing fees received	310	387	964	1,273
Other cash flows received from retained interests	1,022	1,779	5,755	6,019

There were no proceeds from securitizations nor amounts derecognized for the nine-month periods ended September 30, 2008 and 2007 relating to home equity loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of Susquehanna’s interest-only strips.

As of September 30, 2008

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$1,134	9	4.00%	0.05%	10.28%
Decline in fair value of 10% adverse change			$2	$5	$7
Decline in fair value of 20% adverse change			5	11	14

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,047	42	15.00	0.04%	8.59%
Decline in fair value of 10% adverse change			$291	$13	$187
Decline in fair value of 20% adverse change			568	30	363
Variable-rate portion	$2,856	23	40.00	0.06%	8.67%
Decline in fair value of 10% adverse change			$165	$6	$52
Decline in fair value of 20% adverse change			309	13	101
2005 transaction - Interest-Only Strips	$3,519	27	35.00	0.06%	8.55%
Decline in fair value of 10% adverse change			$0	$10	$105
Decline in fair value of 20% adverse change			0	19	203

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 12. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At September 30, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, and Federal Home Loan Bank Stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, indexed-amortizing notes, and private-issue mortgage-backed securities.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value at September 30, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

	September 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$2,030,395	$4,439	$1,964,306	$61,650
Derivatives (1)	4,158	0	4,158	0
Interest-only strips (1)	15,556	0	0	15,556

Total	$2,050,109	$4,439	$1,968,464	$77,206

(1) Included in Other assets

	September 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives (2)	$3,907	$0	$3,907	$0

Total	$3,907	$0	$3,907	$0

(2) Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table presents a rollforward of the balance sheet amounts for the three months and nine months ended September 30, 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest- only Strips	Total
Balance at July 1, 2008	$76,915		$19,195	$96,110
Total gains or losses (realized/unrealized)
Included in earnings	(17,550	)(1)	0	(17,550)
Reclassified from other comprehensive income (Presented here gross of taxes)	9,200		0	9,200
Included in other comprehensive income (Presented here gross of taxes)	(2,164)		(1,734)	(3,898)
Purchases, issuances, and settlements	(7,560)		(1,905)	(9,465)
Transfers in and/or out of Level 3	2,809		0	2,809

Balance at September 30, 2008	$61,650		$15,556	$77,206

(1)	Included in net realized loss on securities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest- only Strips	Total
Balance at January 1, 2008	$81,285		$21,138	$102,423
Total gains or losses (realized/unrealized)
Included in earnings	(17,548	)(1)	0	(17,548)
Reclassified from other comprehensive income (Presented here gross of taxes)	5,175		0	5,175
Included in other comprehensive income (Presented here gross of taxes)	(6,898)		359	(6,539)
Purchases, issuances, and settlements	(3,173)		(5,941)	(9,114)
Transfers in and/or out of Level 3	2,809		0	2,809

Balance at September 30, 2008	$61,650		$15,556	$77,206

(1)	Included in net realized loss on securities

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment under FAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.” To estimate the impairment of a loan, Susquehanna uses the practical expedient method which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna’s impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table presents the financial instruments carried at fair value at September 30, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

	September 30, 2008	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$40,183	$0	$0	$40,183

	$40,183	$0	$0	$40,183

Specific reserves identified under FAS No. 114 during the first nine months of 2008 totaled $9,304. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at September 30, 2008.

Note 13. Subsequent Events

Bank Consolidation

On October 10, 2008, Susquehanna consolidated its three banks into a single subsidiary known as Susquehanna Bank. This initiative, planned and implemented over a six-month period, was designed to improve efficiency, customer service, and product delivery. Expenses related to the consolidation resulted in a $2,500 pre-tax charge in the third quarter, but Susquehanna expects that the consolidation will generate annual savings of approximately $20,000 beginning in 2009.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2008 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in the economy generally and in particular, adverse changes relating to the risks set forth under Part II, Item 1A of this report;

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	greater reliance on wholesale funding because our loan growth has outpaced our deposit growth, and we have no current access to securitization markets; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Conestoga Management Company, Susquehanna Bank PA and subsidiaries, Susquehanna Bank DV and subsidiaries, Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), Stratton Management Company, LLC (“Stratton”), and The Addis Group, LLC (“Addis”).

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

Executive Commentary

Updated Financial Goals for 2008

Our updated financial goals for 2008 are as follows:

	Previously Published Goals	Updated Goals
Net interest margin	3.69%	3.64%
Loan growth (adjusted for securitizations)	10.0%	9.0%
Deposit growth	2.0%	4.0%
Noninterest income growth	45.0%	21.0%
Noninterest expense growth	30.0%	32.0%
Tax rate	28.0%	26.0%

These updated financial goals include no securitization activity in 2008 and include the impact of several significant items discussed in “Results of Operations.”

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

Subsequent Events

Bank Consolidation

On October 10, 2008, we consolidated our three banks into a single subsidiary known as Susquehanna Bank. This initiative, planned and implemented over a six-month period, was designed to improve efficiency, customer service, and product delivery. Expenses related to the consolidation resulted in a $2.5 million pre-tax charge in the third quarter, but we expect that the consolidation will generate annual savings of approximately $20.0 million beginning in 2009.

Results of Operations

Summary of 2008 Compared to 2007

The acquisition of Community Banks, Inc. on November 16, 2007 has had a significant impact on our results of operations for the third quarter of 2008 and the first nine months of 2008. Consequently, comparisons to the same periods in 2007 may not be particularly meaningful.

Furthermore, results of operations for the three-month and nine-month periods ending September 30, 2008 include the following pre-tax charges:

•	a $6.5 million loss related to an interest rate swap termination;

•	a $2.5 million consolidation charge composed of the following:

Employee termination benefits	$1.60 million
Legal fees	.25 million
Technology costs	.65 million

•	a $17.5 million securities impairment charge; and

•	a $2.1 million VFAM customer-loss contingency.

Also, results of operations for the nine-month period ending September 30, 2007 include a pre-tax loss of $11.8 million related to the restructuring of our investment portfolio.

Net income for the third quarter of 2008 was $6.4 million, a decrease of $13.5 million, or 68.0%, from net income of $19.9 million for the third quarter of 2007. Net interest income increased 53.3%, to $101.3 million for the third quarter of 2008, from $66.1 million for the third quarter of 2007. Noninterest income decreased 40.8%, to $17.9 million for the third quarter of 2008, from $30.3 million for the third quarter of 2007. Noninterest expenses increased 45.0%, to $95.8 million for the third quarter of 2008, from $66.1 million for the third quarter of 2007.

Net income for the first nine months of 2008 was $63.6 million, an increase of $13.1 million, or 26.1%, from net income of $50.4 million for the first nine months of 2007. Net interest income increased 55.0%, to $298.5 million for the first nine months of 2008, from $192.6 million for the first nine months of 2007. Noninterest income increased 26.0%, to $105.5 million for the first nine months of 2008, from $83.7 million for the first nine months of 2007. Noninterest expenses increased 40.3%, to $278.1 million for the first nine months of 2008, from $198.3 million for the first nine months of 2007.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Diluted Earnings per Share	$0.07	$0.38	$0.74	$0.97
Return on Average Assets	0.19%	0.93%	0.64%	0.81%
Return on Average Equity	1.49%	8.39%	4.94%	7.16%
Return on Average Tangible Equity (1)	5.21%	13.83%	13.59%	11.81%
Efficiency Ratio	78.38%	67.97%	67.37%	71.14%
Net Interest Margin	3.60%	3.64%	3.66%	3.66%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Return on average equity (GAAP basis)	1.49%	8.39%	4.94%	7.16%
Effect of excluding average intangible assets and related amortization	3.72%	5.44%	8.65%	4.65%
Return on average tangible equity	5.21%	13.83%	13.59%	11.81%

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended September 30, 2008			For the Three-Month Period Ended September 30, 2007
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$92,693	$491	2.11	$92,110	$1,019	4.39
Investment securities:
Taxable	1,776,148	22,872	5.12	1,444,726	18,672	5.13
Tax-advantaged	309,751	5,117	6.57	41,487	655	6.26

Total investment securities	2,085,899	27,989	5.34	1,486,213	19,327	5.16

Loans and leases, (net):
Taxable	9,134,226	146,070	6.36	5,618,807	106,455	7.52
Tax-advantaged	197,137	3,546	7.16	93,359	1,737	7.38

Total loans and leases	9,331,363	149,616	6.38	5,712,166	108,192	7.51

Total interest-earning assets	11,509,955	$178,096	6.16	7,290,489	$128,538	6.99

Allowance for loan and lease losses	(98,963)			(61,900)
Other non-earning assets	2,095,831			1,237,046

Total assets	$13,506,823			$8,465,635

Liabilities
Deposits:
Interest-bearing demand	$2,558,459	$7,441	1.16	$2,097,339	$15,119	2.86
Savings	734,832	1,116	0.60	430,305	869	0.80
Time	4,509,237	41,236	3.64	2,565,452	30,128	4.66
Short-term borrowings	722,528	3,179	1.75	464,610	5,033	4.30
FHLB borrowings	1,396,158	13,120	3.74	620,809	7,106	4.54
Long-term debt	422,870	7,709	7.25	222,026	3,372	6.03

Total interest-bearing liabilities	10,344,084	$73,801	2.84	6,400,541	$61,627	3.82

Demand deposits	1,223,621			880,724
Other liabilities	240,354			243,810

Total liabilities	11,808,059			7,525,075
Equity	1,698,764			940,560

Total liabilities and shareholders’ equity	$13,506,823			$8,465,635

Net interest income / yield on average earning assets		$104,295	3.60		$66,911	3.64

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

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2008			For the Nine-Month Period Ended September 30, 2007
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$99,699	$1,939	2.60	$91,851	$3,411	4.97
Investment securities:
Taxable	1,775,290	70,062	5.27	1,429,643	51,799	4.84
Tax-advantaged	293,539	14,288	6.50	40,323	1,905	6.32

Total investment securities	2,068,829	84,350	5.45	1,469,966	53,704	4.88

Loans and leases, (net):
Taxable	8,858,477	437,299	6.59	5,471,681	309,576	7.56
Tax-advantaged	193,896	10,683	7.36	89,457	4,998	7.47

Total loans and leases	9,052,373	447,982	6.61	5,561,138	314,574	7.56

Total interest-earning assets	11,220,901	$534,271	6.36	7,122,955	$371,689	6.98

Allowance for loan and lease losses	(94,097)			(62,424)
Other non-earning assets	2,098,571			1,228,005

Total assets	$13,225,375			$8,288,536

Liabilities
Deposits:
Interest-bearing demand	$2,662,819	$27,254	1.37	$2,102,416	$47,982	3.05
Savings	729,658	3,954	0.72	453,234	2,922	0.86
Time	4,243,996	124,094	3.91	2,509,837	86,814	4.62
Short-term borrowings	643,341	9,368	1.95	390,149	12,805	4.39
FHLB borrowings	1,344,995	39,104	3.88	532,404	16,236	4.08
Long-term debt	421,297	23,256	7.37	222,114	9,955	5.99

Total interest-bearing liabilities	10,046,106	$227,030	3.02	6,210,154	$176,714	3.80

Demand deposits	1,208,861			897,463
Other liabilities	252,526			239,090

Total liabilities	11,507,493			7,346,707
Equity	1,717,882			941,829

Total liabilities and shareholders’ equity	$13,225,375			$8,288,536

Net interest income / yield on average earning assets		$307,241	3.66		$194,975	3.66

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

Net Interest Income—Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $101.3 million for the third quarter of 2008, as compared to $66.1 million for the same period in 2007. For the nine months ended September 30, 2008, net interest income increased to $298.5 million, as compared to $192.6 million for the same period in 2007.

Net interest income as a percentage of net interest income plus noninterest income was 85.0% for the quarter ended September 30, 2008, and 68.6% for the quarter ended September 30, 2007. Net interest income as a percentage of net interest income plus noninterest income was 73.9% for the nine months ended September 30, 2008, and 69.7% for the nine months ended September 30, 2007.

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

The $35.2 million increase in our net interest income for the third quarter of 2008, as compared to the third quarter of 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007.

The $105.9 million increase in our net interest income for the first nine months of 2008, as compared to the first nine months of 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007.

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

During the first nine months of 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $70.2 million increase in nonperforming loans since September 30, 2007 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $17.7 million for the third quarter of 2008, and $2.4 million for the third quarter of 2007. The provision for the first nine months of 2008 was $41.3 million and $6.3 million for the first nine months of 2007.

Of the $96.0 million of non-accrual loans and leases at September 30, 2008 (refer to “TABLE 3 – Risk Assets”), $79.2 million, or 82.5%, represented non-consumer loans greater than $0.25 million that had been evaluated and considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Of the $79.2 million of impaired loans, $25.6 million, or 32.3%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Net charge-offs for the third quarter of 2008 increased to $8.2 million, or 0.35% of average loans and leases, when compared to net charge-offs for the third quarter of 2007 of $5.6 million, or 0.39% of average loans and leases. Net charge-offs for the first nine months of 2008 increased to $24.3 million, or 0.36% of average loans and leases, when compared to net charge-offs for the first nine months of 2007 of $10.3 million, or 0.25% of average loans and leases.

The allowance for loan and lease losses was 1.12% of period-end loans and leases, or $105.6 million, at September 30, 2008; 1.01% of period-end loans and leases, or $88.6 million, at December 31, 2007; and 1.00% of period-end loans and leases, or $58.7 million, at September 30, 2007.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at September 30, 2008. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at September 30, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance - Beginning of period	$96,033	$61,871	$88,569	$62,643
Additions	17,704	2,414	41,306	6,347

	113,737	64,285	129,875	68,990

Charge-offs	(9,425)	(6,628)	(29,516)	(13,150)
Recoveries	1,263	1,030	5,216	2,847

Net charge-offs	(8,162)	(5,598)	(24,300)	(10,303)

Balance - Period end	$105,575	$58,687	$105,575	$58,687

Net charge-offs as a percentage of average loans and leases (annualized)	0.35%	0.39%	0.36%	0.25%
Allowance as a percentage of period-end loans and leases	1.12%	1.00%	1.12%	1.00%
Average loans and leases	$9,331,363	$5,712,166	$9,052,373	$5,561,138
Period-end loans and leases	9,454,094	5,842,883	9,454,094	5,842,883

Noninterest Income

Third Quarter 2008 Compared to Third Quarter 2007

Noninterest income, as a percentage of net interest income plus noninterest income, was 15.0% for the third quarter of 2008, and 31.4% for the third quarter of 2007.

Noninterest income decreased $12.4 million, or 40.8%, for the third quarter of 2008, over the third quarter of 2007. In general, increases in noninterest income are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

•	Decreased vehicle origination, servicing, and securitization fees of $1.5 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $3.0 million;

•	Increased net realized loss on securities of $17.6 million; and

•	Decreased other of $2.5 million.

Vehicle origination, servicing, and securitization fees. The 39.9% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitization occurred during the first nine months of 2008.

Wealth management fee income. The 37.0% increase primarily was the result of the contribution from Stratton Management Company, which was acquired on April 30, 2008.

Net realized loss on securities. During the third quarter of 2008, we recognized a $17.5 million other-than-temporary impairment of certain corporate synthetic collateralized debt obligations in our available-for-sale investment portfolio. For additional information, refer to the discussion under “Financial Condition, Securities Available for Sale.”

Other. During the third quarter of 2008, we reclassified the fair value of cash flow hedges related to a forecasted sale of vehicle leases from accumulated other comprehensive loss to earnings and recognized a reduction in other noninterest income of $6.5 million. For additional information, refer to the discussion under “Quantitative and Qualitative Disclosures About Market Risk, Derivative Financial Instruments and Hedging Activities.”

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.1% for the nine-month period ended September 30, 2008, and 30.3% for the nine-month period ended September 30, 2007.

Noninterest income increased $21.8 million, or 26.0%, for the nine-month period ended September 30, 2008, over the comparable period in 2007. In general, increases in noninterest income are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

•	Decreased vehicle origination, servicing, and securitization fees of $3.9 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $7.5 million;

•	Decreased gains on sales of loans and leases of $1.9 million;

•	Increased net realized loss on securities of $5.6 million; and

•	Increased other of $9.2 million.

Vehicle origination, servicing, and securitization fees. The 33.4% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitization occurred during the first nine months of 2008.

Wealth management fee income. The 32.1% increase primarily was the result of the contribution from Stratton Management Company, which was acquired on April 30, 2008.

Gains on sale of loans and leases. During the first quarter of 2007, we recognized a $2.7 million gain in an auto lease securitization. There were no securitization transactions during the first nine months of 2008.

Net realized loss on securities. During the third quarter of 2008, we recognized a $17.5 million other-than-temporary impairment of certain corporate synthetic collateralized debt obligations in our available-for-sale investment portfolio. For additional information, refer to the discussion under “Financial Condition, Securities Available for Sale.” During the second quarter of 2007, we restructured our available-for-sale investment portfolio and recognized an $11.8 million loss on the sale of selected securities.

Other. During the third quarter of 2008, we reclassified the fair value of cash flow hedges related to a forecasted sale of vehicle leases from accumulated other comprehensive loss to earnings and recognized a reduction in other noninterest income of $6.5 million. For additional information, refer to the discussion under “Quantitative and Qualitative Disclosures About Market Risk, Derivative Financial Instruments and Hedging Activities.”

Noninterest Expenses

Third Quarter 2008 Compared to Third Quarter 2007

Noninterest expenses increased $29.7 million, or 45.0%, from $66.1 million for the third quarter of 2007, to $95.8 million for the third quarter of 2008. In general, increases in noninterest expense are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

Salaries and employee benefits. Included in salaries and employee benefits is a $1.6 million restructuring charge related to the consolidation of our three bank subsidiaries into one bank subsidiary.

Other. Included in other noninterest expenses is a $2.1 million charge to mitigate losses of customers of VFAM who held positions in a money market mutual fund managed by an independent mutual fund company. In September 2008, the Securities and Exchange Commission granted an order, requested by the independent mutual fund manager, to suspend all redemption requests for the fund and to allow for the postponement of redemption payments, temporarily leaving retail investors without access to their short-term cash. Based upon information from the fund manager, we believe that the fund’s net asset value upon an orderly liquidation will be ninety-seven cents per share. Should customers receive less than one dollar per share, our $2.1 million commitment will be available to mitigate our customers’ losses in the fund, up to three cents per share.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Noninterest expenses increased $79.1 million, or 40.3%, from $198.3 million for the nine-month period ended September 30, 2007, to $278.1 million for the nine-month period ended September 30, 2008. In general, increases in noninterest expense are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

Salaries and employee benefits. Included in salaries and employee benefits is a $1.6 million restructuring charge recorded in September 2008 related to the consolidation of our three bank subsidiaries into one bank subsidiary.

Other. Included in other noninterest expenses is a $2.1 million charge recorded in September 2008 to mitigate losses of customers of VFAM who held positions in a money market mutual fund managed by an independent mutual fund company. In September 2008, the Securities and Exchange Commission granted an order, requested by the independent mutual fund manager, to suspend all redemption requests for the fund and to allow for the postponement of redemption payments, temporarily leaving retail investors without access to their short-term cash. Based upon information from the fund manager, we believe that the fund’s net asset value upon an orderly liquidation will be ninety-seven cents per share. Should customers receive less than one dollar per share, our $2.1 million commitment will be available to mitigate our customers’ losses in the fund, up to three cents per share.

Income Taxes

Our effective tax rate for the third quarter of 2008 was (11.83%) benefit. Our effective tax rate for the third quarter of 2007 was 28.7%. Our effective tax rate for the first nine months of 2008 was 24.9%. Our effective tax rate for the first nine months of 2007 was 29.6%. The decrease was due to an increase in tax-advantaged income relative to total income for the first nine months of 2008, as compared to tax-advantaged income relative to total income for the first nine months of 2007. The increase in tax-advantaged income is due, in part, to the acquisition of Community, which had a large municipal bond portfolio.

Financial Condition

Summary of September 30, 2008 Compared to December 31, 2007

Total assets at September 30, 2008 were $13.6 billion, an increase of $558.3 million, as compared to total assets at December 31, 2007. Total deposits increased $249.0 million at September 30, 2008, from December 31, 2007. Equity capital was $1.7 billion at September 30, 2008, or $19.69 per share, and $1.7 billion, or $20.12 per share, at December 31, 2007. The decline in book value per share primarily was the result of unrealized losses in our investment securities portfolio that were recorded in accumulated other comprehensive income in the equity section of our balance sheet. For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At September 30, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

In September 2008, we recorded a pre-tax impairment charge of $17.5 million related to two synthetic collateralized debt obligations held in our investment portfolio. Each security has a par value of $10.0 million and one hundred underlying reference companies. Through August 31, 2008, there were no credit events (i.e. bankruptcies, conservatorships, or receiverships) related to any of the reference companies. Given the significant developments that have affected the market since August 31, 2008, a number of credit events have reduced the fair value of one security to 12.5% of par as of September 30, 2008, and the fair value of the other security to 12.0% of par as of September 30, 2008. We believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of these securities, and we anticipate that both securities will receive a below-investment-grade rating by the rating agencies. These are the only two securities of this type that we currently hold in our $2.0 billion investment portfolio.

For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Loan demand in our market area remains strong. Consequently, loans and leases, net of unearned income, increased 8.0%, from $8.8 billion at December 31, 2007 to $9.5 billion at September 30, 2008. In particular, commercial, financial, and agricultural loans grew 11.5%, from $1.8 billion at December 31, 2007, to $2.0 billion at September 30, 2008; real-estate-secured commercial loans grew 6.5%, from $2.7 billion at December 31, 2007, to $2.8 billion at September 30, 2008; and leases grew 48.3%, from $451.7 million at December 31, 2007, to $669.9 million at September 30, 2008.

In September 2008, we announced that, due to adverse market conditions, our previously disclosed plan to sell vehicle leases would not proceed. As a result, the $238.4 million in vehicle leases held for sale at December 31, 2007 and those subsequently originated are now classified as held for investment.

Risk Assets

Total nonperforming assets increased $38.0 million, from December 31, 2007 to September 30, 2008, as presented in TABLE 3.

Nonaccrual loans and leases increased from $56.7 million at December 31, 2007, to $96.0 million at September 30, 2008. The net increase was primarily the result of nine credits totaling $44.2 million being placed on nonaccrual status in the first nine months of 2008. Most of these credits are real estate related in our Maryland market. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 0.81% at December 31, 2007 to 1.15% at September 30, 2008.

Susquehanna Bancshares, Inc. and Subsidiaries

TABLE 3 - Risk Assets

	September 30, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases	$96,022	$56,741	$26,556
Restructured loans	2,592	2,582	1,867
Other real estate owned	10,671	11,927	10,331

Total nonperforming assets	$109,285	$71,250	$38,754

As a percentage of period-end loans and leases plus other real estate owned	1.15%	0.81%	0.66%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	107.06%	149.30%	206.48%
Loans and leases contractually past due 90 days and still accruing	$20,313	$12,199	$9,459

Deposits

Total deposits increased 2.8% from December 31, 2007 to September 30, 2008. An increase in brokered certificates of deposit of $229.7 million, however, contributed to this overall net increase. The remaining slight net change in total deposits is the result of a very competitive environment for deposit generation.

Short-term Borrowings and Federal Home Loan Bank Borrowings

Short-term borrowings increased $170.1 million from December 31, 2007 to September 30, 2008, and FHLB borrowings increased $209.2 million during the same time period.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2008 was 8.63%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at September 30, 2008 was 10.86%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2008 was 7.50%. We and each of our bank subsidiaries have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

The following table summarizes the components of loans and leases serviced:

	As of September 30, 2008	As of September 30, 2007
	(dollars in thousands)
Lease Securitization Transactions*	$150,065	$573,118
Home Equity Loan Securitization Transactions*	294,716	355,616
Agency Arrangements and Lease Sales*	37,070	72,406
Leases and Loans Held in Portfolio	9,454,094	5,842,883

Total Leases and Loans Serviced	$9,935,945	$6,844,023

*	Off-balance-sheet

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

Liquidity Risk

The maintenance of adequate liquidity—the ability to meet the cash requirements of our customers and other financial commitments—is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources—purchased funds, repurchase agreements, and deposit accounts—allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2008, our bank subsidiaries had approximately $755.5 million available to them under collateralized lines of credit with various FHLBs; and approximately $896.3 million more would have been available provided that additional collateral had been pledged.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. However, at September 30, 2008, we were in the process of pledging the leases previously held for sale to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. On October 3, 2008, we were notified by the Federal Reserve Bank of Philadelphia that we were granted collateralized availability of $334.2 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $105.7 million at September 30, 2008 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at a down 300 basis point shock and an up 300 basis point shock. At September 30, 2008, our asset/liability position was close to neutral.

Derivative Financial Instruments and Hedging Activities

Beginning in February 2007, we entered into a series of amortizing interest rate swaps that reached an aggregate notional amount of $248.7 million at September 5, 2008. For purposes of our consolidated financial statements, the entire notional amount of the swaps was designated as a cash flow hedge of expected future cash flows associated with a forecasted sale of auto leases. In September 2008, we announced that, due to adverse market conditions, this forecasted sale would not occur, and the interest rate swap agreements were terminated. In accordance with generally accepted accounting principles, we reclassified the fair value of these swaps from accumulated other comprehensive loss to earnings and recognized a reduction in pre-tax income of $6.5 million.

Beginning in 2007, we instituted a program whereby we enter into transactions with our commercial loan customers that are intended to offset or mitigate their interest rate risk. These transactions are limited to conventional interest rate swaps, interest rate caps, and interest rate collars; and upon issuance, all of these customer swaps are immediately economically hedged by offsetting derivative contracts, such that we have minimal net interest rate risk exposure resulting from the transaction. At September 30, 2008, the notional amount of interest rate swaps with our customers totaled $235.0 million. Derivatives with a fair value of $3.4 million were included in other assets, and derivatives with a fair value of $2.8 million were recorded in other liabilities.

In June 2005, we entered into two $25.0 million interest rate swaps to hedge the interest rate risk exposure on $50.0 million of variable-rate debt. One of these derivatives matured in June 2008. The risk management objective with respect to this type of interest rate swap is to hedge the risk of changes in our cash flow attributable to changes in the LIBOR swap rate. At September 30, 2008, the unrealized loss, net of taxes, recorded in accumulated other comprehensive income totaled $0.2 million.

The following table summarizes our derivative financial instruments as of September 30, 2008:

Notional Amount	Fair Value	Variable Rate	Fixed Rate
(dollars in thousands)
Cash Flow Hedges
$25,000	($363)	Three-month LIBOR	4.083%

Instruments Not Designated as Hedges:

$235,036	($2,794)	One-month LIBOR	4.86% to 7.42%
235,036	3,408	One-month LIBOR	4.86% to 7.42%

$470,072	$614

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, readers should carefully consider the following additional risk factors:

Difficult Conditions in the Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to certain companies without regard to those companies’ underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and induced fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals, may have an adverse effect on us, in part because we have a large investment portfolio and also because we are dependent upon customer behavior. Our revenues are likely to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

The Soundness of Other Financial Institutions Could Adversely Affect Us

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

Recent Negative Developments in the Financial Industry And the Credit Markets May Subject Us to Additional Regulation.

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

Our Future Growth May Require Us to Raise Additional Capital in the Future, But That Capital May Not Be Available When It Is Needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Areas, Could Reduce Our Customer Base, Our Level of Deposits and Demand for Financial Products, such as Loans.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our geographic markets. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Description of elimination of the cash incentive component of the Susquehanna Incentive Plan for all participants during the fiscal year ending December 31, 2008 is incorporated by reference to Item 5.02(e) of Susquehanna’s Current Report on Form 8-K, filed September 29, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section1350 Certifications. Filed herewith as Exhibit 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 6, 2008	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

November 6, 2008	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

10.1	Description of elimination of the cash incentive component of the Susquehanna Incentive Plan for all participants during the fiscal year ending December 31, 2008 is incorporated by reference to Item 5.02(e) of Susquehanna’s Current Report on Form 8-K, filed September 29, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications. Filed herewith as Exhibit 32.