Form 10-K
period 2008-12-31
SUSQUEHANNA BANCSHARES INC
filed 2009-03-02
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-133872

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,008,206,306 as of June 30, 2008, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 23, 2009, was 86,186,395.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 8, 2009 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to one commercial bank, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company and a vehicle leasing company. As of December 31, 2008, we had total assets of $13.7 billion, consolidated net loans and leases of $9.7 billion, deposits of $9.1 billion, and shareholders’ equity of $1.9 billion.

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

As a financial holding company with operations in multiple states, we manage our bank subsidiary on a geographic market basis, which allows each division operating in different markets to retain flexibility with regard to loan approvals and product pricing. We believe that this approach differentiates us from other large competitors because it gives our bank greater flexibility to better serve its markets and increase responsiveness to the needs of local customers. We continue, however, to implement consolidations in selected lines of business, operations and support functions in order to achieve economies of scale and cost savings. We also provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative, and control services.

The following table sets forth information, for the year ended December 31, 2008, regarding our bank subsidiary and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Pre-tax Income		Percent of Total
	(dollars in thousands)
Bank Subsidiary:
Susquehanna Bank(2)	$13,318,298	97.5%	$501,642	92.8%	$142,907		130.4%
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	9,659	0.1	15,593	2.9	1,141		1.0
Valley Forge Asset Management Corp.	39,511	0.3	15,619	2.9	1,940		1.8
Stratton Management Company, LLC	76,907	0.6	9,722	1.8	4,324		3.9
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	138,414	1.0	16,495	3.1	(6,261	)(3)	(5.7)
The Addis Group, LLC	42,566	0.3	12,351	2.3	854		0.8
Consolidation adjustments and other non-bank subsidiaries	57,633	0.2	(30,811)	(5.8)	(35,326	)(4)	(32.2)

TOTAL	$13,682,988	100.0%	$540,611	100.0%	$109,579		100.0%

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Trust & Investment Company, a wholly owned subsidiary.
(3)

Does not include incremental benefits to Susquehanna Bank for loans, leases and deposits originated by Hann. When these benefits, not recorded on Hann’s books, are taken into consideration, Hann’s pre-tax income for 2008 would have been $1.6 million. The corresponding reduction in pre-tax income in Susquehanna Bank would have been $7.8 million.

(4)	Primarily the parent company’s unallocated expenses.

As of December 31, 2008, non-interest income represented 26.3% of our total revenue. Susquehanna Bank (excluding Susquehanna Trust & Investment Company) contributed 54.6% of total non-interest income, and non-bank affiliates contributed 45.4% of total non-interest income.

We are managed from a long-term perspective with financial objectives that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.23% of total average loans and leases.

As of December 31, 2008, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$2,169,262	22.4%
Real estate – construction	1,313,647	13.6
Real estate secured – residential	2,298,709	23.8
Real estate secured – commercial	2,875,502	29.8
Consumer	314,051	3.3
Leases	682,702	7.1

Total loans and leases	$9,653,873	100.0%

As of December 31, 2008, core deposits funded 64.8% of our lending and investing activities.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, operates an extensive branch network and maintains a strong market presence in our primary markets. It provides a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet banking services. It also provides a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank, provides traditional trust and custodial services, and acts as administrator, executor, guardian, and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and directly and through a subsidiary, retirement planning services. Stratton Management Company provides equity management of assets for institutions, pensions, endowments and high net worth individuals. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

Market Areas

Our Bank Subsidiary. Susquehanna Bank is a Pennsylvania state-chartered bank that operates 236 banking offices. Its operations are divided into the following regional divisions:

•

The PA Division includes 123 banking offices operating primarily in the central Pennsylvania market area, including Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Lycoming, Northumberland, Schuylkill, Snyder, Union, and York counties.

•

The MD Division includes 64 banking offices operating primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland, Berkeley County in West Virginia and Bedford and Franklin counties in Pennsylvania.

•

The DV Division includes 49 banking offices operating primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey.

Our Non-bank Subsidiaries. Susquehanna Trust & Investment Company and Valley Forge Asset Management Corp. operate primarily in the same market areas as Susquehanna Bank. The Addis Group, LLC operates primarily in southeastern Pennsylvania, southern New Jersey, and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New Jersey, eastern Pennsylvania, and southeastern New York. Stratton Management Company operates throughout the continental United States.

Like the rest of the nation, the market areas that we serve are presently experiencing an economic slowdown. A variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, natural disasters, war, or political instability) may further affect both our markets and the national market. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will continue to seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

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

Mergers and Acquisitions

Stratton. In April 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania, with approximately $3.0 billion in assets under management. Stratton Holding Company was the parent of Stratton Management Company, a privately owned investment management firm founded in 1972 and based in Plymouth Meeting, Pennsylvania. Stratton Management Company provides equity management of assets for institutions, pensions, endowments and high net worth individuals. It also manages and advises the Stratton Mutual Funds, including Stratton Small-Cap Value Fund, Stratton Multi-Cap Fund, and Stratton Monthly Dividend REIT Shares. Another subsidiary of Stratton, Semper Trust Company, is a Pennsylvania-chartered trust company.

After the acquisition, Stratton Holding Company was merged out of existence, and Stratton Management Company is now a wholly-owned subsidiary of Susquehanna and part of the Susquehanna wealth management companies. The addition of Stratton Management Company increased diversification in our investment expertise, including experience in mutual fund management.

Bank Merger. In October 2008, we merged our three bank subsidiaries together to improve efficiency, customer service and product delivery. Susquehanna Bank and Susquehanna Bank DV were merged into Susquehanna Bank PA, which subsequently changed its name to Susquehanna Bank.

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

Future Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. While any such acquisition may occur in any market area, the four major growth corridors that we are currently focused on are as follows:

•	the Lancaster/York/Baltimore corridor, comprising Lancaster and York counties in Pennsylvania, the City of Baltimore, and Baltimore, Harford, Howard, Carroll, and Anne Arundel counties in Maryland;

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

•	the contiguous market area that would fill in between the market areas of our current bank subsidiary.

Employees

As of December 31, 2008, we had 2,959 full-time and 312 part-time employees.

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

Susquehanna Bank is also subject to regulation and supervision. It is a Pennsylvania state-chartered bank subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2008 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 92% of our gross revenues in 2008 and 91% of our gross revenues in 2007.

Regulations governing our bank subsidiary restrict extensions of credit by the bank to Susquehanna and, with some exceptions, the other Susquehanna affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Susquehanna and such affiliates. These regulations also restrict investments by our bank subsidiary in the stock or other securities of Susquehanna and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Susquehanna.

Our bank subsidiary is subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

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

The GLB Act also generally permits well-capitalized national banks and, if state law permits, well-capitalized state chartered banks, to form or acquire financial subsidiaries to engage in most of these same activities, with the exception of certain specified activities (insurance underwriting, for example) which must be conducted only at the level of the holding company or a non-bank subsidiary of the holding company. State chartered banks in Pennsylvania are generally allowed to engage (with proper regulatory authorization) in activities that are permitted to national banks.

As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Federal Reserve Board. However, in some respects the regulation is modified as a result of FHC status. For example, Susquehanna must continue to satisfy certain conditions (discussed below) to preserve our full flexibility as an FHC. However, as an FHC, Susquehanna (unlike traditional bank holding companies) is permitted to undertake several new types of activities, and to acquire companies engaged in several additional kinds of activities, without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward. To preserve our FHC status, we must ensure that Susquehanna Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations.

An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances. If the Federal Reserve Board determines that any of the FHC’s subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the FHC. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.

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

At December 31, 2008, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 11.17% and 13.52%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2008, our leverage ratio was 9.92%.

Susquehanna Bank is subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised it of any specific minimum leverage ratios applicable to it.

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

Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework apply to organizations that: (i) have consolidated assets of at least $250 billion; or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion; or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above; or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Implementation of Basel II may be delayed, or Basel II may be modified to address issues related to the financial crisis of 2008.

Given the high thresholds noted above, Susquehanna is not required to apply Basel II and does not expect to apply it in the foreseeable future. No determination has been made as to whether we will be eligible, and if so will elect, to apply Basel II at the first opportunity or at some future point. The U.S. federal bank regulatory agencies issued a separate proposal in December 2006 that would modify the existing Basel I framework applicable to the vast majority of U.S. banking organizations not required or electing to use the new Basel II program. The goal of this separate proposal would be to provide a more risk-sensitive capital regime for those organizations and to address concerns that the new Basel II framework would otherwise present significant competitive advantages for the largest participants in the U.S. banking industry.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2008, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Federal Deposit Insurance. Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate, with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates.

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC Board of Directors adopted a new program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount (the “Temporary Liquidity Guarantee Program” (“TLGP”)). Susquehanna Bank is eligible to participate in both facets of the TLGP. A 10 basis-point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000 in an account. Banks will not be assessed on amounts that are otherwise insured. Susquehanna Bank currently does not plan to issue any senior unsecured debt under the TLGP.

After the passage of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Risk Category I Institutions, such as Susquehanna Bank, were assessed at a rate of between 12 and 14 basis points, for every $100 of deposits, an increase from last year’s rate range of 5 to 7 basis points. Effective April 1, 2009, the FDIC will change the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused that ratio to fall to 0.76 percent as of September 30, 2008.

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

Interstate Banking and Branching. Under the Pennsylvania Banking Code of 1965, there is no limit on the number of banks that may be owned or controlled by a Pennsylvania-based bank holding company and Susquehanna Bank may branch freely throughout the Commonwealth and, with Department of Banking approval, elsewhere in the United States and abroad.

Substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies have been eliminated. In addition, the federal banking agencies are generally permitted to approve merger transactions resulting in the creation of branches by banks outside their home states if the host state into which they propose to branch has enacted authorizing legislation. Liberalizing of the branching laws has had the effect of increasing competition within the markets in which we now operate.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service

Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is also licensed with 25 states as an investment advisor, 24 states as a broker-dealer, and has a firm insurance license with three states. Stratton Management Company is licensed as an investment advisor with the SEC and 17 states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states.

Privacy. Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including customers of the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the GLB Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The GLB Act also requires institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.

EESA. Turmoil in the nation’s financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the U.S. Department of the Treasury, as well as several actions by the Federal Reserve Board. One such program under the Treasury Department’s Troubled Asset Relief Program (“TARP”) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”). The Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

We applied for, and the Department of the Treasury approved, a capital purchase in the amount of $300 million. We entered into a Letter Agreement with the Treasury, pursuant to which we issued and sold to the Treasury for an aggregate purchase price of $300 million in cash: (i) 300,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share; and (ii) a ten-year warrant to purchase up to 3,028,264 shares of our common stock, at an initial exercise price of $14.86 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on December 12, 2008.

The Federal Reserve has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”). The AMLF provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. These facilities are presently authorized through April 30, 2009. We have not made use of either of these facilities and presently have no intentions of using them in the future.

Future Legislation. From time to time, various legislation is introduced in Congress and state legislatures with respect to the regulation of financial institutions. It is anticipated that the 111th Congress will consider legislation affecting financial institutions in its upcoming session. Such legislation may change banking statutes and our operating environment or that of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have upon our financial condition or results of operations.

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

Executive Officers

As of December 31, 2008, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	59	Chairman of the Board and Chief Executive Officer
Eddie L. Dunklebarger	54	President and Chief Operating Officer
Drew K. Hostetter	54	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	61	Executive Vice President and Chief Administrative Officer
Michael M. Quick	60	Executive Vice President and Chief Corporate Credit Officer
James G. Pierné	57	Executive Vice President
Jeffrey M. Seibert	49	Executive Vice President
Peter J. Sahd	49	Senior Vice President and Group Executive
Bernard A. Francis, Jr.	58	Senior Vice President and Group Executive
Rodney A. Lefever	42	Senior Vice President and Chief Technology Officer
Lisa M. Cavage	44	Senior Vice President, Secretary and Counsel
Edward J. Wydock	52	Senior Vice President and Chief Risk Officer
Joseph R. Lizza	50	Senior Vice President
Michael M. Hough	44	Senior Vice President
John H. Montgomery	46	Senior Vice President

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001. From January 2000 until June 2008, he was also President. From January 1998 until he was named President, he was Senior Vice President. He has also been Chairman of the Board of Susquehanna Bank (including its predecessors, Susquehanna Bank PA and Farmers First Bank) since March 2001, Boston Service Company, Inc. (t/a Hann Financial Service Corp.) since February 2000, Valley Forge Asset Management Corp. since March 2000, and The Addis Group, LLC since September 2002. He has been a Director of Stratton Management Company and Semper Trust Company since May 2008.

Eddie L. Dunklebarger has been a Director of Susquehanna since November 2007. He was named President and Chief Operating Officer in June 2008. From November 2007 until he was named President and Chief Operating Officer, he was Vice Chairman of the Board and an Executive Vice President. He has also been a Director of Susquehanna Bank (including its predecessor Susquehanna Bank PA) since November 2007 and has served as its President and Chief Executive Officer since April 2008. From 1998 to 2007, he served as a Director of Community Banks, Inc. and was elected Chairman of Community’s Board in 2002. From 1998 to 2007, he also served as President and Chief Executive Officer of Community, and from 1999 to 2007, he also served as President and Chief Executive Officer of Community’s subsidiary bank.

Drew K. Hostetter was appointed Executive Vice President in May 2001 and has been Treasurer and Chief Financial Officer since 1998. From January 2000 until his appointment as Executive Vice President, he was Senior Vice President. He has also been Chairman of Hann Financial Service Corp. since February 2004.

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

Michael M. Quick was appointed Executive Vice President and Chief Corporate Credit Officer in July 2007. From May 2005 until his appointment as Executive Vice President and Chief Corporate Credit Officer, he was Executive Vice President and Group Executive. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. From June 2006 until October 2008, he was Chairman of Susquehanna Bank DV (including its predecessor Susquehanna Patriot Bank). From November 2005 until he was appointed Chairman of Susquehanna Bank DV, he was Chairman and Chief Executive Officer of Susquehanna Patriot Bank. From June 2004 until his appointment as Chairman and Chief Executive Officer of Susquehanna Patriot Bank, he was Chairman of Susquehanna Patriot Bank. From March 1998 until his appointment as Chairman of Susquehanna Patriot Bank, he was President and Chief Executive Officer of Equity Bank, N.A.

James G. Pierné was appointed Executive Vice President and Group Executive in May 2007. From June 2004 until his appointment as Executive Vice President and Group Executive, he was Senior Vice President and Group Executive. From May 2001 until his appointment as Senior Vice President and Group Executive, he was Vice President and Group Executive. He was appointed Managing Director – Retail Banking Services/Marketing of Susquehanna Bank in October 2008. From March 2002 until October 2008, he was Chairman, President and Chief Executive Officer of Susquehanna Bank (including its predecessor, Farmers & Merchants Bank and Trust). From March 2000 to March 2002, he also served as President and Chief Executive Officer of Farmers & Merchants Bank and Trust. From March 1999 until his appointment as President and Chief Executive Officer, he was Executive Vice President of Farmers & Merchants Bank and Trust. From 1993 until his appointment as Executive Vice President, he was Senior Vice President of Farmers & Merchants Bank and Trust.

Jeffrey M. Seibert was appointed Executive Vice President in June 2008. He was appointed Managing Director – Commercial/Business Banking Services of Susquehanna Bank in October 2008. From November 2007 until his appointment as Managing Director, he was the Chief Operating Officer of Susquehanna Bank PA. From March 1994 until his appointment as Chief Operating Officer, he was Executive Vice President, Managing Director of Banking Services, Chief Credit Officer and Senior Lender of CommunityBanks.

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

Bernard A. Francis, Jr. was appointed Senior Vice President and Group Executive in May 2005. From June 2004 until his appointment as Senior Vice President and Group Executive, he was Vice President. He has also been President and Chief Executive Officer of Valley Forge Asset Management Corp. since March 2000, Chief Investment Officer of Susquehanna Trust & Investment Company since November 2001, Chairman of the Board of Stratton Management Company since April 2008, Chairman of the Board of Semper Trust Company since April 2008 and a Director of Stratton Funds, Inc. since April 2008.

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

Joseph R. Lizza was appointed Senior Vice President and Group Executive in April 2007. He was appointed Managing Director — DV Division of Susquehanna Bank in October 2008. From July 2006 until his appointment as Managing Director, he served as President and Chief Executive Officer of Susquehanna Bank DV (including its predecessor, Susquehanna Patriot Bank). From July 2006 until his appointment as Senior Vice President, he served as Vice President of Susquehanna. From April 2005 until his appointment as President and Chief Executive Officer of Susquehanna Patriot Bank, he was Senior Executive Vice President — Risk Management of Susquehanna Bank. From February 2000 until his appointment as Senior Executive Vice President — Risk Management of Susquehanna Bank, he was President and Chief Executive Officer of Susquehanna Bank.

Michael M. Hough was appointed Senior Vice President in June 2008. He was appointed Managing Director — Maryland Division of Susquehanna Bank in October 2008. From May 2007 until his appointment as Managing Director, he served as President and Chief Operating Officer of Susquehanna Bank. From 2005 until his appointment as President and Chief Operating Officer, he was Senior Executive Vice President of Susquehanna Bank. From 2003 until his appointment as Senior Executive Vice President, he was Executive Vice President of Farmers & Merchants Bank and Trust Company.

John H. Montgomery was appointed Senior Vice President in June 2008. He was appointed Managing Director – Pennsylvania Division of Susquehanna Bank in October 2008. From November 2007 until his appointment as Managing Director, he served as Senior Vice President and Regional Executive of Susquehanna Bank PA. From September 2005 until his appointment as Senior Vice President and Regional Executive, he was Senior Vice President of Susquehanna Bank PA’s Business Banking and Agricultural Banking division. From November 1996 until he joined Susquehanna, he served in various positions with CommunityBanks and its predecessors, most recently as Senior Vice President and Regional President.

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

Item 1A. Risk Factors

Recent Market, Legislative and Regulatory Events.

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and also because we are dependent upon customer behavior. Our revenues are likely to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the CPP under the EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. There can be no assurance, however, as to the actual impact that the EESA, including the CPP and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Our assessment rate will increase from 5 to 7 basis points per $100 of deposits to approximately 12 to 14 basis points beginning in 2009, which will result in an increase in our expected premium of at least $12.0 million. Effective April 1, 2009, the FDIC will modify the way its assessment system differentiates risk, making corresponding changes to assessment rates beginning with the second quarter of 2009. Potentially higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

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

Business and Industry Risks

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $7.5 billion at December 31, 2004, to $13.7 billion at December 31, 2008. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Substantially all of our business is with customers located within Pennsylvania, Maryland, and New Jersey and our operations are heavily concentrated in the Mid-Atlantic region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in this market could:

•	increase loan delinquencies;

•	increase problem assets and foreclosures;

•	increase claims and lawsuits;

•	decrease the demand for our products and services; and

•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. For example, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings could be adversely affected.

Our issuance of securities to the Treasury may limit our ability to return capital to our shareholders and is dilutive to the holders of our common stock and may result in other restrictions to our operations.

In connection with our sale of $300 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the Treasury on December 12, 2008, we also issued to the Treasury a warrant to purchase approximately 3 million shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until December 12, 2011 or until the Treasury no longer hold any shares of the Preferred Stock, we will not be able to increase dividends above current level nor repurchase any of our shares without the approval of the Treasury, with limited exceptions, most significantly purchases in connection with benefit plans. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

In addition, we are required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Depending on our financial condition at the time, this increase in dividends on the Preferred Stock could have a negative effect on our liquidity.

The securities issued to the Treasury may also subject us to additional restrictions or modifications in the terms of the agreements. For instance, in February 2009, legislation was signed that may result in changes in those terms.

Loss of certain of our key officers would adversely affect our business.

Our future operating results are substantially dependent on the continued service of William J. Reuter, our Chairman and Chief Executive Officer; Eddie L. Dunklebarger, our President and Chief Operating Officer; Drew K. Hostetter, our Executive Vice President and Chief Financial Officer; Michael M. Quick, our Executive Vice President and Chief Corporate Credit Officer, and Bernard A. Francis, Jr., our Senior Vice President and Group Executive. The loss of the services of Messrs. Reuter, Dunklebarger, Hostetter, Quick and Francis would have a negative impact on our business because of their expertise and years of industry experience. In addition, the loss of the services of Mr. Reuter would have a negative impact on our business because of his leadership, business development skills and community involvement. We do not maintain key man life insurance on Messrs. Reuter, Dunklebarger, Hostetter, Quick or Francis.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 22.4%, 13.6% and 29.8% of our total loan portfolio, respectively, as of December 31, 2008. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

We use the securitization of financial assets as a source of funding and a means to manage capital. It is part of our core business. If we are not able to securitize these assets for any reason, including, without limitation, market conditions, a failure to maintain our investment-grade senior unsecured long-term debt ratings, or regulatory changes, it could negatively affect our capital ratios and require us to rely more heavily on other sources of funding such as repos, brokered deposits, the Federal Reserve Discount Window and Federal Home Loan Bank (“FHLB”) borrowings. As of December 31, 2008, the lack of securitization markets has not been detrimental to our liquidity or our capital ratios.

Adverse business conditions in our vehicle leasing subsidiary could adversely affect our financial performance.

Through our subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), we are involved in the vehicle leasing business. In 2007 and 2008, Hann suffered a decrease in its vehicle origination, servicing, and securitization fees, due primarily to decreased lease origination volumes. We believe that the reduction in volume principally resulted from the downturn in the economy and special financing offers provided by the major automobile manufacturers.

If the downturn in the economy and these special financing offers were to continue in 2009, our financial performance could be negatively impacted. Additionally, in 2005, vehicle residual value expense at Hann increased significantly based upon service agreements with Auto Lenders Liquidation Center, Inc., a third party residual value guarantor. Under the terms of these servicing agreements, vehicle residual value expense was substantially less in 2006, 2007 and 2008 and will have a moderate increase in 2009. For 2010 and 2011, vehicle residual value expense should remain the same as 2009. Beyond 2011, vehicle residual value expense could once again increase depending upon used vehicle market conditions. If this were to happen, it could have a negative impact on our financial performance after 2011.

A continued decline of the debt and equity markets could adversely affect our wealth management subsidiaries

As a result of recent changes in the economic environment, we have experienced significant market declines in our Assets Under Management (“AUM”). Due to the decline in AUM, combined with the near-term economic outlook, we have adjusted growth rate assumptions and increased discount rates used in the determination of implied fair values of intangible assets and goodwill of our wealth management reporting unit. These changes have resulted in lower projected cash flows and lower implied fair values for certain of our intangible assets and goodwill. However, at December 31, 2008 fair values were still greater than carrying values, and therefore, no impairment was recorded. The carrying values of these assets are sensitive to further decreases in projected cash flows, decreases in publically available market multiples, and/or increases in the discount rate. Consequently, further declines in fair values could trigger impairment in the future.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

Our banking subsidiary faces substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that our banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, our bank subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our bank subsidiary, as of December 31, 2008, is also regulated by the Federal Reserve Board and is subject to regulation by the Pennsylvania Department of Banking. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries which are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations, and regulatory practices affecting the financial service industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2008, we also leased office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiary operates 236 branches and 31 free-standing automated teller machines. It owns 116 of the branches and leases the remaining 120. Thirteen (13) additional locations are owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2008, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)

Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	236 banking offices in Adams, Bedford, Berks, Chester, Cumberland, Dauphin, Delaware, Franklin, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2008, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	1570 Manheim Pike Lancaster, Pennsylvania	Leased	10 offices in Franklin, Lancaster, Lycoming, Montgomery, Northumberland, Schuylkill and York counties, Pennsylvania; Camden County, New Jersey; and Washington and Baltimore counties, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	120 South Warner Road King of Prussia, Pennsylvania	Leased	4 offices located in Chester, Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Susquehanna Commercial Finance, Inc.	1566 Medical Drive Suite 201 Pottstown, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

Not applicable.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2008 and 2007, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns, or commissions, and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2008	1st Quarter	$0.26	$15.78	$22.40
	2nd Quarter	0.26	13.69	22.86
	3rd Quarter	0.26	10.50	27.70
	4th Quarter	0.26	11.03	20.35

2007	1st Quarter	0.25	$21.90	$27.32
	2nd Quarter	0.25	21.27	23.89
	3rd Quarter	0.25	16.31	23.00
	4th Quarter	0.26	17.03	21.49

As of February 23, 2009, there were 11,900 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from Susquehanna Bank. Both federal and state laws impose restrictions on the ability of Susquehanna Bank to pay dividends. These include the Pennsylvania Banking Code of 1965, the Federal Reserve Act, and the applicable regulations under such laws. The net capital rules of the SEC under the Securities Exchange Act of 1934 also limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Dividends by a Pennsylvania state-chartered bank payable in cash or property other than shares may be paid only out of accumulated net earnings and are restricted by the requirement that the bank set aside to a surplus fund each year at least 10% of its net earnings until the bank’s surplus equals the amount of its capital (a requirement presently satisfied in the case of Susquehanna Bank). Furthermore, a Pennsylvania bank may not pay such a dividend if the payment would result in a reduction of the surplus account of the bank.

Pursuant to the terms of the Letter Agreement entered into between Susquehanna and the Treasury as part of the Capital Purchase Program, prior to the earlier of the December 12, 2011 and the date on which the Preferred Stock has been redeemed in whole or has been transferred in whole to third parties that are not affiliates of the Treasury, Susquehanna is not permitted to declare or pay any dividend or make any distribution on the common stock other than: (i) regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; (ii) dividends payable solely in shares of common stock; and (iii) dividends or distributions of rights in connection with a stockholders’ rights plan.

Within the regulatory restrictions described above, Susquehanna Bank presently has the ability to pay dividends. At December 31, 2008, $26.9 million in the aggregate was available for dividend distributions during calendar 2009 to us from Susquehanna Bank without regulatory approval and with the bank remaining well capitalized. Also, our non-bank subsidiaries at December 31, 2008, had approximately $98.0 million which they could pay as dividends to us without regulatory approval. We presently expect that cash dividends will continue to be paid by our subsidiaries in the future at levels comparable with those of prior years.

Stock Performance Graph. The following graph compares for fiscal years 2003 through 2008 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Atlantic Bank Index, an index comprised of banks and related holding companies operating in the Mid-Atlantic region. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Atlantic Bank Index.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Susquehanna Bancshares, Inc.	100.00	103.49	102.20	120.71	86.86	79.69
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Mid-Atlantic Bank	100.00	105.91	107.79	129.37	97.83	53.89

Item 6. Selected Financial Data.

Susquehanna Bancshares, Inc. & Subsidiaries

Year ended December 31,	2008	2007(1)	2006(2)	2005	2004(3)
	(Amounts in thousands, except per share data)
Interest income	$697,070	$526,157	$462,791	$387,020	$321,759
Interest expense	298,768	250,254	206,021	144,775	107,741
Net interest income	398,302	275,903	256,770	242,245	214,018
Provision for loan and lease losses	63,831	21,844	8,680	12,335	10,020
Noninterest income	142,309	120,659	136,313	125,078	114,590
Noninterest expenses	367,201	276,955	262,836	242,550	219,042
Income before taxes	109,579	97,763	121,567	112,438	99,546
Net income	82,606	69,093	83,638	79,563	70,180
Net income available to common shareholders	81,814	69,093	83,638	79,563	70,180
Cash dividends declared on common stock	89,462	52,686	49,067	43,432	38,471

Per Common Share Amounts
Net income:
Basic	$0.95	$1.23	$1.66	$1.70	$1.61
Diluted	0.95	1.23	1.66	1.70	1.60
Cash dividends declared on common stock	$1.04	$1.01	$0.97	$0.93	$0.89
Dividend payout ratio	109.3%	76.3%	58.7%	54.6%	54.8%

Financial Ratios
Return on average total assets	0.62%	0.78%	1.05%	1.07%	1.04%
Return on average shareholders’ equity	4.80	6.66	9.56	10.52	10.73
Return on average tangible shareholders’ equity(4)	13.35	11.56	15.42	16.06	14.36
Average equity to average assets	12.92	11.66	11.00	10.18	9.65
Net interest margin	3.62	3.67	3.77	3.76	3.60
Efficiency ratio	66.46	69.10	66.43	65.58	66.15

Capital Ratios
Leverage	9.92%	10.24%	8.68%	7.77%	7.30%
Tier 1 risk-based capital	11.17	9.23	9.48	8.53	8.13
Total risk-based capital	13.52	11.31	12.48	11.61	11.30

Credit Quality
Net charge-offs/Average loans and leases	0.42%	0.25%	0.10%	0.24%	0.16%
Nonperforming assets/Loans and leases plus OREO	1.22	0.81	0.67	0.38	0.41
ALLL/Nonperforming loans and leases	105	149	175	309	265
ALLL/Total loans and leases	1.18	1.01	1.13	1.03	1.03

Year-End Balances
Total assets	$13,682,988	$13,077,994	$8,225,134	$7,466,007	$7,475,073
Investment securities	1,879,891	2,063,952	1,403,566	1,154,261	1,245,414
Loans and leases, net of unearned income	9,653,873	8,751,590	5,560,997	5,218,659	5,253,008
Deposits	9,066,493	8,945,119	5,877,589	5,309,187	5,130,682
Total borrowings	2,428,085	2,131,156	1,152,932	1,148,966	1,395,365
Shareholders’ equity	1,945,918	1,729,014	936,286	780,470	751,694

Selected Share Data
Common shares outstanding (period end)	86,174	85,935	52,080	46,853	46,593
Average common shares outstanding:
Basic	85,987	56,297	50,340	46,711	43,585
Diluted	86,037	56,366	50,507	46,919	43,872
At December 31:
Book value per common share	$19.21	$20.12	$17.98	$16.66	$16.13
Tangible book value per common share	$6.77	$8.44	$11.18	$11.23	$10.71
Market price per common share	$15.91	$18.44	$26.88	$23.68	$24.95
Common shareholders of record	12,035	11,144	6,694	6,857	6,981

(1)	On November 16, 2007, we completed our acquisition of Community Banks, Inc. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.

(2)	On April 21, 2006, we completed our acquisition of Minotola National Bank. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.
(3)	On June 10, 2004, we completed our acquisition of Patriot Bank Corp. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.

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

	2008	2007	2006	2005	2004
Return on average equity (GAAP basis)	4.80%	6.66%	9.56%	10.52%	10.73%
Effect of excluding average intangible assets and related amortization	8.55%	4.90%	5.86%	5.54%	3.63%
Return on average tangible equity	13.35%	11.56%	15.42%	16.06%	14.36%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, our expectations regarding the benefits associated with participating in the Capital Purchase Program; Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our expectations regarding the amount of savings to be generated by the merger of our bank subsidiaries; our ability to manage credit quality; out ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders, a third-party residual value guarantor of our auto leasing subsidiary, on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; our expectation of the net asset value after liquidation of a mutual fund; further declines in the fair value of our wealth management subsidiaries could trigger future impairment; and our ability to achieve our 2009 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	continued levels of our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	greater reliance on wholesale funding because our loan growth has outpaced our deposit growth, and we have no current access the securitization markets;

•	the pace of our loan growth compared to our deposit growth;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), Stratton Management Company, LLC (“Stratton”), and The Addis Group, LLC (“Addis”).

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

Our most critical accounting estimates are presented in Note 1 to the consolidated financial statements. Furthermore, we believe that the determination of the allowance for loan and lease losses, the valuation of recorded interests in securitized assets, the valuation of goodwill, and the determination of the fair value of certain financial instruments under the guidance of FAS No. 157, “Fair Value Measurements,” and FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to be the accounting areas that require the most subjective and complex judgments.

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

Valuations for our investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves and spreads. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. For additional information on management’s consideration of investment valuation and other then temporary impairment, refer to “Note 4. Investment Securities” and “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including estimates of repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in estimates, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. Note 1 and Note 21 provide additional information regarding recorded interests.

Management evaluates the valuation of goodwill on an annual basis and more often if situations or the economic environment warrant it. In performing these evaluations, managements makes critical estimates to determine the fair value of its reporting units. Such estimates include assumptions used in determining cash flows and evaluation of appropriate market multiples.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As defined in FAS No. 157, “Fair Value Measurements,” Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Executive Overview

Bank Merger

On October 10, 2008, we merged our three bank subsidiaries together. Susquehanna Bank and Susquehanna Bank DV were merged into Susquehanna Bank PA which subsequently changed its name to Susquehanna Bank. This initiative, planned and implemented over a six-month period, was designed to improve efficiency, customer service, and product delivery. Expenses related to the merger resulted in a $2.5 million pre-tax charge in the third quarter, but we expect that the merger will generate annual savings of approximately $20.0 million beginning in 2009.

Capital Purchase Program

Susquehanna was one of many banks to participate in the U.S. Treasury Department’s voluntary Capital Purchase Program (“CPP”). Under the program, we applied for and received $300.0 million in capital, with the transaction having been completed on December 12, 2008. In return, we issued to the Treasury $300.0 million in shares of Fixed Rate Cumulative Perpetual Preferred Stock with an initial annual dividend rate of 5.0% and warrants to purchase approximately 3.0 million shares of Susquehanna common stock at an exercise price of $14.86 per share.

Our intention is to use the $300 million received through the CPP for loan growth. As stated in Item 7, we currently project net loan growth of 8% in 2009. With a loan portfolio of $9.65 billion at year-end 2008, this projection would mean loan growth of approximately $750 million in the current year. This increase would follow the 10% net increase in loans (or approximately $900 million) that we achieved in 2008. Susquehanna has a history of sound asset quality, and we were able to generate this level of loan growth while maintaining credit quality ratios superior to the majority of our peer group. While these projections represent our present intentions, we must reserve the right to react to unforeseen regulatory, legislative or economic changes.

We believe that looking at overall lending provides the best insight into how a bank is operating as an engine of economic growth in local communities. As you can see from our projection above, we expect our overall loan growth in 2009 to more than double the amount of capital we received through the Capital Purchase Program.

We believe that participating in the Capital Purchase Program is in the best interests of our shareholders, customers, and the communities that we serve. This funding gives us a foundation to generate additional lending to our customers, and it also builds our capital reserves for additional security against the uncertain nature of the economy.

Allowance for Loan and Lease Losses

The deterioration in economic conditions has impacted our credit quality. Net charge-offs as a percentage of average loans and leases were 0.42% for 2008, compared to 0.25% for 2007. Non-performing assets as a percentage of loans, leases, and other real estate owned were 1.22% for 2008, compared to 0.81% for 2007. Given the pressures facing our customers and loan portfolio, we increased our provision for loan and lease losses to $63.8 million for 2008, compared to $21.8 million for 2007. See the discussion regarding loan and lease losses in “Results of Operations, Provision and Allowance for Loan and Lease Losses.”

The following table compares our 2008 financial goals to actual results:

	Goal	Actual
Net interest margin	3.70%	3.62%
Loan growth	8.0%	10.3%
Deposit growth	1.0%	1.4%
Noninterest income growth	45.0%	17.9%
Noninterest expense growth	26.0%	32.6%
Tax rate	30.0%	24.6%

Given the current economic climate and real estate trends, we recognize that the tightening credit market poses challenges for financial institutions. However, we believe that it creates opportunities as well. With that in mind, our financial goals for 2009 are as follows:

	Goal
Net interest margin	3.70%
Loan growth (adjusted for securitizations)	8.0%
Deposit growth	1.0%
Noninterest income growth	6.0%
Noninterest expense growth	(1.0%)
Tax rate	32.0%
Preferred dividend and discount accretion	$16.7	million

These financial goals include no securitization activity in 2009.

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

Community Banks, Inc.

On November 16, 2007, we completed the acquisition of Community Banks, Inc. (“Community”) in a stock and cash transaction valued at approximately $871.0 million. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expands our territory into the Harrisburg market and deepens our foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. See Note 2 to our consolidated financial statements for the disclosures required by FAS No. 141, “Business Combinations.”

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

Results of Operations

Summary of 2008 Compared to 2007

The acquisition of Community Banks, Inc. on November 16, 2007 has had a significant impact on our results of operations for the year ended December 31, 2008. Consequently, comparisons to the years ended December 31, 2007 and 2006 may not be particularly meaningful.

Furthermore, results of operations for the year ended December 31, 2008 include the following pre-tax charges:

•	a $6.5 million loss related to an interest rate swap termination;

•	a $2.5 million merger charge composed of the following:

Employee termination benefits	$1.60 million
Legal fees	0.25 million
Technology costs	0.65 million

•	a $17.5 million securities impairment charge; and

•	a $2.1 million VFAM customer-loss contingency.

Also, results of operations for the twelve months ending December 31, 2007 include a pre-tax loss of $11.8 million related to a restructuring of our investment portfolio.

Net income for the year ended December 31, 2008, was $82.6 million, an increase of $13.5 million, or 19.6%, over net income of $69.1 million in 2007. Net interest income increased 44.4%, to $398.3 million for 2008, from $275.9 million in 2007. Noninterest income increased 17.9%, to $142.3 million for 2008, from $120.7 million in 2007, and noninterest expenses increased 32.6%, to $367.2 million for 2008, from $277.0 million for 2007.

Additional information is as follows:

	Twelve Months Ended December 31,
	2008	2007
Diluted Earnings per Common Share	$0.95	$1.23
Return on Average Assets	0.62%	0.78%
Return on Average Equity	4.80%	6.66%
Return on Average Tangible Equity(1)	13.35%	11.56%
Efficiency Ratio	66.46%	69.10%
Net Interest Margin	3.62%	3.67%

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

	2008	2007
Return on average equity (GAAP basis)	4.80%	6.66%
Effect of excluding average intangible assets and related amortization	8.55%	4.90%
Return on average tangible equity	13.35%	11.56%

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $398.3 million in 2008, as compared to $275.9 million in 2007. Net interest income as a percentage of net interest income plus other income was 74% for the twelve months ended December 31, 2008, 70% for the twelve months ended December 31, 2007, and 65% for the twelve months ended December 31, 2006.

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

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2008			2007			2006
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)

	(Dollars in thousands)
Assets
Short-term investments	$101,715	$2,411	2.37	$97,583	$4,782	4.90	$81,939	$3,669	4.48
Investment securities:
Taxable	1,759,424	91,531	5.20	1,485,561	73,837	4.97	1,261,515	53,463	4.24
Tax-advantaged	296,211	19,560	6.60	69,389	4,380	6.31	20,506	1,300	6.34

Total investment securities	2,055,635	111,091	5.40	1,554,950	78,217	5.03	1,282,021	54,763	4.27

Loans and leases, (net):
Taxable	8,972,747	581,070	6.48	5,876,948	439,680	7.48	5,434,490	400,923	7.38
Tax-advantaged	197,249	14,375	7.29	102,930	7,708	7.49	83,322	5,987	7.19

Total loans and leases	9,169,996	595,445	6.49	5,979,878	447,388	7.48	5,517,812	406,910	7.37

Total interest-earning assets	11,327,346	$708,947	6.26	7,632,411	$530,387	6.95	6,881,772	$465,342	6.76

Allowance for loan and lease losses	(98,321)			(64,993)			(59,465)
Other noninterest-earning assets	2,089,321			1,337,310			1,127,513

Total assets	$13,318,346			$8,904,728			$7,949,820

Liabilities
Deposits:
Interest-bearing demand	$2,604,337	$33,667	1.29	$2,173,731	$61,572	2.83	$1,846,483	$51,424	2.78
Savings	723,612	4,848	0.67	480,065	4,278	0.89	496,056	4,960	1.00
Time	4,402,956	167,431	3.80	2,720,688	124,673	4.58	2,408,684	99,195	4.12
Short-term borrowings	654,149	10,796	1.65	423,827	17,464	4.12	324,326	13,495	4.16
FHLB borrowings	1,337,505	50,944	3.81	653,605	27,600	4.22	615,841	24,788	4.03
Long-term debt	421,795	31,082	7.37	237,910	14,667	6.16	207,765	12,159	5.85

Total interest-bearing liabilities	10,144,354	$298,768	2.95	6,689,826	$250,254	3.74	5,899,155	$206,021	3.49

Demand deposits	1,205,381			935,018			946,369
Other liabilities	247,529			241,697			229,540

Total liabilities	11,597,264			7,866,541			7,075,064
Equity	1,721,082			1,038,187			874,756

Total liabilities & shareholders’ equity	$13,318,346			$8,904,728			$7,949,820

Net interest income / yield on average earning assets		$410,179	3.62		$280,133	3.67		$259,321	3.77

Additional Information

Average loan balances include non accrual loans.

Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2008 Versus 2007 Increase (Decrease) Due to Change in			2007 Versus 2006 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$194	($2,565)	($2,371)	$746	$367	$1,113
Investment securities:
Taxable	14,119	3,575	17,694	10,343	10,031	20,374
Tax-advantaged	14,969	211	15,180	3,086	(6)	3,080

Total investment securities	29,088	3,786	32,874	13,429	10,025	23,454
Loans (net of unearned income):
Taxable	206,809	(65,419)	141,390	33,160	5,597	38,757
Tax-advantaged	6,879	(212)	6,667	1,463	258	1,721

Total loans	213,688	(65,631)	148,057	34,623	5,855	40,478

Total interest-earning assets	$242,970	($64,410)	$178,560	$48,798	$16,247	$65,045

Interest Expense
Deposits:
Interest-bearing demand	$10,426	($38,331)	($27,905)	$9,170	$978	$10,148
Savings	1,809	(1,239)	570	(156)	(526)	(682)
Time	66,803	(24,045)	42,758	13,652	11,826	25,478
Short-term borrowings	6,785	(13,453)	(6,668)	4,098	(129)	3,969
FHLB borrowings	26,291	(2,947)	23,344	1,580	1,232	2,812
Long-term debt	13,103	3,312	16,415	1,829	679	2,508

Total interest-bearing liabilities	125,217	(76,703)	48,514	30,173	14,060	44,233

Net Interest Income	$117,753	$12,293	$130,046	$18,625	$2,187	$20,812

Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

The $122.4 million increase in our net interest income in 2008, as compared to 2007, was primarily the result of the net contribution from interest-earning assets and interest-bearing liabilities acquired from Community on November 16, 2007. Our net interest margin, however, declined 5 basis points, from 3.67% for the year ended December 31, 2007, to 3.62% for the year ended December 31, 2008. This decrease in net interest margin was primarily due to a decrease in lower-cost transaction and savings deposits with an offsetting increase in higher-cost time deposits.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section entitled “Market Risks - Interest Rate Risk.”

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

Commercial loans and commercial real estate loans of $0.5 million or greater are internally risk rated, using a standard rating system, by our loan officers and periodically reviewed by loan review personnel. Consumer loans, residential real estate loans, and leases are generally analyzed in the aggregate as they are of relatively small dollar size and homogeneous in nature.

Under our methodology for calculating the allowance for loan and lease losses, loss rates for the last three years on a rolling quarter-to-quarter basis, weighted towards the more recent periods, are determined for: (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction; and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). After determining the loss rates, management adjusts these rates for certain considerations, such as trends in delinquency and other economic factors, and then applies the adjusted loss rates to loan balances of these portfolio segments.

In addition to using loss rates, secured commercial non-accrual loans of $0.5 million or greater are reviewed for impairment as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS No. 114”). Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustments for current economic trends, delinquency and risk trends, credit concentrations, credit administration, migration analysis, and other special allocations for unusual events or changes in products.

This methodology provides an in-depth analysis of the bank’s portfolio and reflects the estimated losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rate review of commercial credit relationships.

With respect to the Community acquisition, we recorded an $11.1 million additional provision for loan and lease losses in the fourth quarter of 2007. The primary reason that we recognized this additional $11.1 million provision is that we evaluated more of the Community loan portfolio under FAS No. 5, “Accounting for Contingencies,” rather than under FAS No. 114, in accordance with our allowance for loan and lease loss methodology. FAS No. 114 states that a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Using this guidance, Community defined an impaired loan as any loan rated special mention or worse, regardless of its accrual status, while we define an impaired loan as any non-consumer, non-accrual loan in an amount greater than $0.25 million (as previously discussed). We assess, and Community assessed, pools of homogenous loans not considered to be impaired under FAS No. 114 in accordance with the guidance in FAS No. 5 to determine if a probable loss has been incurred. This difference in determining impaired loans resulted in our evaluation of $70.0 million of loans in the Community portfolio under FAS No. 5, where Community had evaluated these same loans individually under FAS No. 114 with a $0 reserve, based on the net realizable value of the underlying collateral. As a result, we determined that is was necessary to record an additional provision of $8.1 million. The remaining $3.0 million addition to the provision resulted from our classification of Community’s loan portfolio into more risk categories than the number of risk categories used by Community. We classify loans into nine categories with different risk factors, while Community used five categories. These category differences resulted in loans being evaluated in FAS No. 5 pools with more severe risk factors than they had been evaluated by Community prior to the merger.

Throughout 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $48.6 million increase in nonperforming loans and leases since December 31, 2007 and the rising charge-off level noted below. As presented in Table 3, the provision for loan and lease losses was $63.8 million for the year ended December 31, 2008, and $21.8 million for the year ended December 31, 2007. The allowance for loan and lease losses at December 31, 2008 was 1.18% of period-end loans and leases, or $113.7 million, and 1.01% of period-end loans and leases, or $88.6 million, at December 31, 2007.

Table 3 - Provision and Allowance for Loan and Lease Losses

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$88,569	$62,643	$53,714	$54,093	$42,672
Allowance acquired in business combination	0	19,119	5,514	0	9,149
Additions to provision for loan and lease losses charged to operations	63,831	21,844	8,680	12,335	10,020
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	17,433	4,758	2,883	8,827	2,211
Real estate - construction	8,885	1,949	5	45	0
Real estate secured - residential	3,883	1,829	1,284	1,407	948
Real estate secured - commercial	2,154	3,200	454	1,805	1,845
Consumer	8,075	3,790	3,379	3,455	3,607
Leases	4,800	3,659	3,111	2,816	2,248

Total charge-offs	45,230	19,185	11,116	18,355	10,859

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	1,625	536	1,188	1,694	611
Real estate - construction	5	10	6	0	0
Real estate secured - residential	226	406	454	370	298
Real estate secured - commercial	145	426	1,360	1,007	96
Consumer	3,626	1,792	1,957	1,649	1,493
Leases	952	978	886	921	613

Total recoveries	6,579	4,148	5,851	5,641	3,111

Net charge-offs	38,651	15,037	5,265	12,714	7,748

Allowance for loan and lease losses, December 31	$113,749	$88,569	$62,643	$53,714	$54,093

Average loans and leases outstanding	$9,169,996	$5,979,878	$5,517,812	$5,234,463	$4,743,864
Period-end loans and leases	9,653,873	8,751,590	5,560,997	5,218,659	5,253,008
Net charge-offs as a percentage of average loans and leases	0.42%	0.25%	0.10%	0.24%	0.16%
Allowance as a percentage of period-end loans and leases	1.18%	1.01%	1.13%	1.03%	1.03%

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at December 31, 2008. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2008. The allowance for loan and lease losses as a percentage of non-performing loans and leases (coverage ratio) decreased to 105% at December 31, 2008, from 149% at December 31, 2007.

Should the economic climate deteriorate further, borrowers may experience increasing difficulty in meeting their payment obligations, and the level of non-performing loans and assets, charge-offs, and delinquencies could rise and require further increases in the provision. In addition, regulatory authorities, as an integral part of their examinations, periodically review the level of the allowance for loan and lease losses and may require additions to the allowance based upon their judgments about information available to them at the time of examination.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2008 and 2007, was $0.5 million and $0.07 million, respectively. Interest income that would have been recorded on these loans under the original terms was $5.5 million and $1.8 million for 2008 and 2007, respectively. At December 31, 2008, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan-to-value ratio.

Net charge-offs as a percentage of average loans and leases for the year ended December 31, 2008, were 0.42%, compared to 0.25% for 2007.

Table 4 is a presentation of the five-year history of non-performing assets and loans and leases contractually past due 90 days and not placed on non-accrual. At December 31, 2008, non-performing assets totaled $118.2 million and included $10.3 million in other real estate acquired through foreclosure and $2.6 million in restructured loans. At December 31, 2007, non-performing assets totaled $71.3 million, and included $11.9 million in other real estate acquired through foreclosure and $2.6 million in restructured loans. The increase in non-performing assets primarily is the result of the impact on our borrowers of the deterioration in economic conditions.

Table 4 - Non-Performing Assets

At December 31,	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans contractually past due 90 days and still accruing	$22,316	$12,199	$9,364	$8,998	$10,217

Non-performing assets:
Nonaccrual loans:
Commercial, financial, and agricultural	$13,882	$2,799	$1,264	$2,921	$1,866
Real estate - construction	49,774	20,998	9,631	0	0
Real estate secured - residential	18,271	11,755	5,900	5,629	5,801
Real estate secured - commercial	22,477	18,261	11,307	5,872	10,611
Consumer	844	397	2	76	146
Leases	65	2,531	2,221	2,894	1,983
Restructured loans	2,566	2,582	5,376	0	0
Other real estate owned	10,313	11,927	1,544	2,620	1,340

Total non-performing assets	$118,192	$71,250	$37,245	$20,012	$21,747

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	1.22%	0.81%	0.67%	0.38%	0.41%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	105%	149%	175%	309%	265%

Of the $105.3 million of non-accrual loans and leases at December 31, 2008, $83.5 million, or 79.3%, represented non-consumer-loan relationships greater than $0.5 million that had been evaluated and considered impaired under FAS No. 114. Of the $83.5 million of impaired loans, $21.4 million, or 25.6%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Real estate acquired through foreclosure is recorded at the lower of its carrying value or the fair market value of the property at the transfer date, as determined by a current appraisal, less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to the fair value of the related real estate collateral by charging the allowance for loan and lease losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income, and any losses determined as a result of periodic valuations are charged to other operating expense. Real estate acquired through foreclosure decreased $1.6 million from December 31, 2007 to December 31, 2008.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $22.3 million at December 31, 2008, an increase of $10.1 million, from $12.2 million at December 31, 2007. Additional deterioration in the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 4, totaled $185.0 million at December 31, 2008, and $133.8 million at December 31, 2007. The increase of $51.2 million can be attributed to the deterioration of economic conditions throughout 2008 and migrations to our internally monitored loan list that occur in the normal course of business. Further deterioration in the state of the economy and its concomitant impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others not currently so identified being classified as non-performing assets in the future.

In light of the current economic situation, we have undertaken the following additional measures to recognize and resolve troubled credits:

•

we review all credit relationships in the categories of Commercial Real Estate, Commercial Construction – Real Estate, and Residential Real Estate with aggregate exposure of $5.0 million and loans of $2.5 million or greater during the third month of each quarter to determine the status of their global cash flows. This review includes a stress test for an increase of 1.0% in interest rates;

•

we hold credit quality meetings during the second month of each quarter to review all criticized and classified loans. This includes reviewing global cash flows and stress testing for an increase of 1.0% in interest rates;

•

we complete a fifteen-month rolling projection of potential non-accrual loans, charge-offs, foreclosed assets, loans ninety days past due and still accruing, total delinquencies, troubled debt restructurings, specific reserves, and recoveries over $0.5 million during the third month of every quarter. These projections are reviewed and discussed by executive management;

•	we hold monthly meetings with our work-out officers to review their portfolios and strategy to either upgrade or exit particular credit relationships;

•	we have instituted an ongoing review in our Consumer Lending area of all home equity line of credit loans to determine which property values and FICO scores have been negatively affected; and

•	we have established risk-based pricing to reflect the cost of classified and criticized loans.

We believe that 2009 will be a challenging year, with the effects of the recession moving into the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 26%, 30%, and 35% for 2008, 2007, and 2006, respectively.

Noninterest income increased $21.7 million, or 17.9%, in 2008, over 2007. In general, increases in noninterest income are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community related changes of note are as follows:

•	Decreased vehicle origination, servicing, and securitization fees of $4.5 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $8.5 million;

•	Decreased gains on sales of loans and leases of $1.9 million;

•	Increased net realized loss on securities of $5.5 million; and

•	Increased other income of $8.7 million.

Vehicle origination, servicing, and securitization fees. The 31.5% decrease was the result of a decrease in vehicle lease managed balances due to significant competition from captive finance companies and a reduction in securitization fees due to the closing of the auto lease securitization market in 2008.

Wealth management fee income. The 26.5% increase primarily was the result of the contribution from Stratton Management Company, which was acquired on April 30, 2008.

Gains on sale of loans and leases. In 2007, we recognized a $2.7 million gain in an auto lease securitization transaction. In 2008, there were no securitization transactions.

Net realized loss on securities. During the third quarter of 2008, we recognized a $17.5 million other-than-temporary impairment of certain corporate synthetic collateralized debt obligations in our available-for-sale investment portfolio. For additional information, refer to the discussion under “Financial Condition, Investment Securities.” During the second quarter of 2007, we restructured our available-for-sale investment portfolio and recognized an $11.8 million loss on the sale of selected securities.

Other. During the third quarter of 2008, we reclassified the fair value of cash flow hedges related to a forecasted sale of vehicle leases from accumulated other comprehensive loss to earnings and recognized a reduction in other noninterest income of $6.5 million. This reduction was more than offset by the additional other revenue generated by the Community acquisition.

Noninterest Expenses

Noninterest expenses increased $90.2 million, or 32.6%, in 2008, over 2007. In general, increases in noninterest expenses are attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note are as follows:

Salaries and employee benefits. Included in salaries and employee benefits is a $1.6 million restructuring charge recorded in September 2008 related to the merger of our three bank subsidiaries.

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

Income Taxes

Our effective tax rates for 2008 and 2007 were 24.6% and 29.3%, respectively.

The decrease in our effective tax rate for 2008 was the result of an increase in tax-advantaged income relative to total income in 2008, as compared to tax-advantaged income relative to total income in 2007. The increase in tax-advantaged income is due, in part, to the large municipal bond portfolio acquired in the Community acquisition on November 16, 2007.

Financial Condition

Summary of 2008 Compared to 2007

Total assets at December 31, 2008, were $13.7 billion, an increase of 4.6%, as compared to total assets of $13.1 billion at December 31, 2007. Loans and leases, increased to $9.7 billion at December 31, 2008, from $8.8 billion at December 31, 2007. Total deposits increased to $9.1 billion in 2008, from $8.9 billion during the same time period in 2007.

Equity capital was $1.9 billion at December 31, 2008, or $19.21 per common share, compared to $1.7 billion, or $20.12 per common share, at December 31, 2007. The calculation of book value per common share excludes from Shareholders’ Equity the carrying value of the preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program. For additional information concerning the changes in equity capital, refer to the “Consolidated Statements of Changes in Shareholders’ Equity” in Part II, Item 8.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At December 31, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Investment Securities

Securities identified as “available for sale” are reported at their fair value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. Accordingly, as a result of changes in the interest-rate environment and the economy in general, our total equity was negatively impacted by $69.3 million. Unrealized losses, net of taxes, on available-for-sale securities totaled $63.8 million at December 31, 2008, and unrealized gains, net of taxes, on available-for-sale securities totaled $5.4 million at December 31, 2008.

Table 5 - Carrying Value of Investment Securities

Year ended December 31,	2008		2007		2006
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Government agencies	$444,022	$0	$533,019	$0	$509,872	$0
State and municipal	308,546	4,595	268,633	4,792	27,141	6,146
Other securities	6,364	4,550	68,227	0	72,282	0
Mortgage-backed securities	965,853	0	1,078,401	0	714,747	0
Equity securities	145,961	0	110,880	0	73,378	0

Total investment securities	$1,870,746	$9,145	$2,059,160	$4,792	$1,397,420	$6,146

In September 2008, we recorded a pre-tax impairment charge of $17.5 million related to two synthetic collateralized debt obligations held in our investment portfolio. Each security has a par value of $10.0 million and one hundred underlying reference companies. Through August 31, 2008, there were no credit events (i.e. bankruptcies, conservatorships, or receiverships) related to any of the reference companies. However, given the significant developments that have affected the market, a number of credit events reduced the fair value of one security to 12.5% of par as of September 30, 2008, and the fair value of the other security to 12.0% of par as of September 30, 2008. We believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of these securities. Accordingly, we recognized an other-than-temporary impairment and established new cost bases for the securities reflecting the September 30, 2008 fair value. At December 31, 2008, one security was given a below-investment-grade rating by the rating agencies, while the other security was rated BBB-. These are the only two securities of this type that we currently hold in our $1.9 billion investment portfolio.

During May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, our management performed a comprehensive review of our available-for-sale investments. Management determined that for administrative and operational purposes, small remaining portions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2.0 million) should be sold. These odd lots, totaling $182.0 million, resulted from previous mergers and bank mergers and from principal amortization over time. Additionally, we determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51.0 million should be sold. Many of these mortgage obligations were acquired in the historic low-interest-rate environment of 2002 through 2004. The restructuring involved the sale of approximately 16.0% of our available-for-sale investment portfolio, and resulted in a pre-tax charge of approximately $11.8 million in June 2007.

Securities identified as “trading account securities” are to be marked to market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management that requires the majority of our security portfolios to be identified as available for sale. While Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS No. 115”) requires segregation into held-to-maturity and available-for-sale categories (see Table 5), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 6 illustrates the maturities of these security portfolios and the weighted-average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

At December 31, 2008, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded 10% of shareholders’ equity.

Table 6 - Maturities of Investment Securities

At December 31, 2008	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$21,954	$384,222	$37,846	$0	$444,022
Amortized cost	21,915	368,959	37,031	0	427,905
Yield	3.02%	4.75%	5.26%	0.00%	4.70%
Corporate debt securities
Fair value	$0	$0	$1,200	$5,164	$6,364
Amortized cost	0	0	2,450	26,334	28,784
Yield	0.00%	0.00%	6.88%	6.24%	6.29%
Mortgage-backed securities
Fair value	$0	$49,419	$95,445	$820,989	$965,853
Amortized cost	0	53,232	93,176	901,379	1,047,787
Yield	0.00%	4.83%	4.43%	5.83%	5.65%
State and municipal securities
Fair value	$4,010	$4,513	$27,282	$272,741	$308,546
Amortized cost	3,993	4,480	27,119	281,237	316,829
Yield (TE)	4.75%	6.27%	5.96%	6.07%	6.05%
Equity securities
Fair value					$145,961
Amortized cost					147,681
Yield					3.74%

Held-to-Maturity
State and municipal
Fair value	$0	$0	$0	$4,595	$4,595
Amortized cost	0	0	0	4,595	4,595
Yield	0.00%	0.00%	0.00%	5.36%	5.36%
Other
Fair value	$0	$0	$0	$4,550	$4,550
Amortized cost	0	0	0	4,550	4,550
Yield	0.00%	0.00%	0.00%	7.16%	7.16%

Total Securities

Fair value	$25,964	$438,154	$161,773	$1,108,039	$1,879,891
Amortized cost	25,908	426,671	159,776	1,218,095	1,978,131
Yield	3.28%	4.77%	4.92%	5.90%	5.38%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities is based on final maturities.

For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Loans and Leases

Loans and leases increased $902.3 million, from December 31, 2007 to December 31, 2008. The 10.3% increase was due to internal growth that was accomplished through our sales and marketing efforts and the fact that loan demand is still solid in our market area.

Our participation in the U.S. Treasury’s Capital Purchase Program brings with it a responsibility to make credit available to our local communities, and we have every intention of continuing our record of strong loan growth. We remain committed, however, to maintaining credit quality and doing business in our market area with customers we know.

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

Table 7 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary has historically reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $353.1 million at December 31, 2008, and an additional $394.8 million was outstanding on loans with junior liens on residential properties at December 31, 2008. Senior liens on 1-4 family residential properties totaled $1.3 billion at December 31, 2008, and much of the $2.7 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $178.2 million, while loans secured by multi-family residential properties totaled $203.5 million at December 31, 2008.

Table 8 represents the maturity of commercial, financial, and agricultural loans, as well as real estate construction loans. Table 9 presents the allocation of the allowance for loan and lease losses by type of loan.

Table 7 - Loan and Lease Portfolio

At December 31,	2008		2007		2006		2005		2004
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
					(Dollars in thousands)
Commercial, financial, and agricultural	$2,169,262	22.4%	$1,781,981	20.4%	$978,522	17.6%	$832,695	16.0%	$760,106	14.5%
Real estate:
construction	1,313,647	13.6	1,292,953	14.8	1,064,452	19.1	934,601	17.9	741,660	14.1
residential	2,298,709	23.8	2,151,923	24.6	1,147,741	20.6	1,355,513	26.0	1,611,999	30.7
commercial	2,875,502	29.8	2,661,841	30.3	1,577,534	28.5	1,257,860	24.1	1,252,753	23.8
Consumer	314,051	3.3	411,159	4.7	313,848	5.6	319,925	6.1	351,846	6.7
Leases	682,702	7.1	451,733	5.2	478,900	8.6	518,065	9.9	534,644	10.2

Total	$9,653,873	100.0%	$8,751,590	100.0%	$5,560,997	100.0%	$5,218,659	100.0%	$5,253,008	100.0%

Table 8 - Loan Maturity and Interest Sensitivity

At December 31, 2008	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$773,164	$995,914	$400,184	$2,169,262
Real estate - construction	816,409	342,055	155,183	1,313,647

	$1,589,573	$1,337,969	$555,367	$3,482,909

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$447,459	$298,121	$745,580
Fixed rate		890,510	257,246	1,147,756

		$1,337,969	$555,367	$1,893,336

Table 9 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial, financial, and agricultural	$22,599	$23,970	$16,637	$16,205	$14,775
Real estate - construction	31,734	20,552	12,419	5,833	3,507
Real estate secured - residential	16,189	12,125	6,891	7,967	9,743
Real estate secured - commercial	33,765	23,320	15,065	11,571	13,760
Consumer	3,253	4,778	4,568	5,475	5,779
Leases	5,868	4,203	6,589	6,645	6,050
Overdrafts	34	57	21	18	0
Loans in process	285	0	0	0	0
Unallocated	22	(436)	453	0	479

Total	$113,749	$88,569	$62,643	$53,714	$54,093

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 10, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

Table 10 - Loan Concentrations

At December 31, 2008, Susquehanna’s portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonperforming in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Residential construction	$111,109	$438,835	$29,861	$579,805	4.53	6.01
Real estate - residential	477,317	46,740	22,973	547,030	0.34	5.67
Land development (site work) construction	76,390	416,736	23,469	516,595	4.30	5.35
Motor vehicles	380,293	215	56,931	437,439	0.56	4.53
Manufacturing	101,833	10,729	205,333	317,895	0.55	3.29
Hotels/motels	272,574	25,528	1,218	299,320	0.30	3.10
Retail consumer goods	91,524	4,832	121,196	217,552	1.41	2.25
Agriculture	175,102	2,342	38,761	216,205	1.54	2.24
Lessors of professional offices	206,996	8,552	0	215,548	0.69	2.23
Public services	53,432	4,430	121,427	179,289	0.64	1.86
Medical services	69,746	3,674	98,711	172,131	0.49	1.78
Wholesalers	50,645	1,739	101,650	154,034	0.26	1.60
Contractors	61,947	12,002	79,553	153,502	3.89	1.59
Warehouses	121,604	5,756	0	127,360	0.41	1.32
Elderly/child care services	82,345	2,231	37,050	121,626	2.13	1.26
Recreation	74,633	12,004	17,237	103,874	1.84	1.08
Real estate services	56,369	31,084	13,448	100,901	0.00	1.05
Retail real estate, shopping malls	96,330	0	0	96,330	0.00	1.00
Retail real estate, excluding malls	92,889	2,946	0	95,835	0.07	0.99
Restaurants/bars	69,922	1,918	23,252	95,092	1.66	0.99
Commercial construction	48,047	24,420	9,743	82,210	2.31	0.85
Transportation	11,283	134	69,931	81,348	0.78	0.84
Self storage units	55,911	16,556	0	72,467	0.00	0.75
Medical office space	51,368	13,990	0	65,358	0.66	0.68

Goodwill and Other Identifiable Intangible Assets

Goodwill recognized as a result of the Community acquisition was $615.5 million, and intangibles with finite lives were $40.5 million.

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. We performed our annual goodwill impairment test as of May 31, 2008, and determined that there was no impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that our market capitalization has been below the book value of our equity, we decided an interim goodwill impairment test was required under FAS No. 142 as of December 31, 2008. This test requires significant judgment and analysis.

Susquehanna’s goodwill impairment test begins with a comparison between the fair value of the underlying reporting unit and its carrying amount (book value), including goodwill. If the estimated fair value is less than the carrying value, it is likely that an impairment has occurred.

Based upon our analyses at May 31 and December 31, 2008, fair value of each of Susquehanna’s reporting units exceeded their book value for the reporting units, and there was no goodwill impairment. However, due to the ongoing turmoil in market conditions, we will continue to monitor and evaluate the carrying value of goodwill for possible future impairment.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 11.

Table 11 - Average Deposit Balances

Year ended December 31,	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$1,205,381	0.00%	$935,018	0.00%	$946,369	0.00%
Interest-bearing demand deposits	2,604,337	1.29	2,173,731	2.83	1,846,483	2.78
Savings deposits	723,612	0.67	480,065	0.89	496,056	1.00
Time deposits	4,402,956	3.80	2,720,688	4.58	2,408,684	4.12

Total	$8,936,286		$6,309,502		$5,697,592

Total deposits increased $121.4 million, or 1.4%, from December 31, 2007, to December 31, 2008. This relatively small increase reflects the intense competition within our marketplace to attract new deposits.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 17.6% of total deposits. Table 12 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2008.

Table 12 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2008, were as follows:

(Dollars in thousands)
Three months or less	$481,193
Over three months through six months	195,646
Over six months through twelve months	529,756
Over twelve months	389,079

Total	$1,595,674

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, borrowings through the Federal Reserve’s Term Auction Facility, and Treasury tax and loan notes, increased by $341.8 million, or 60.1%, from December 31, 2007, to December 31, 2008.

Since our loan growth has been greater than our deposit growth, we have used short-term borrowings, primarily in the forms of federal funds purchased and the term auction facility, to fund loans.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings decreased $76.0 million from December 31, 2007 to December 31, 2008. This decrease is the result of increasing our short-term borrowings at lower interest rates.

On December 31, 2008, we issued a $25.0 million subordinated note to another financial institution. The note bears interest at three-month LIBOR plus 4.50% and matures in December 2018.

Contractual Obligations and Commercial Commitments

Table 13 presents certain of our contractual obligations and commercial commitments and their expected year of payment or expiration.

Table 13 - Contractual Obligations and Commercial Commitments at December 31, 2008

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$4,641,327	$3,076,919	$1,037,664	$521,701	$5,043
FHLB borrowings	1,069,784	139,996	236,921	291,133	401,734
Long-term debt	448,082	0	0	75,000	373,082
Operating leases	122,441	13,212	22,790	18,165	68,274
Residual value guaranty fees	13,860	4,620	9,240	0	0

	Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$442,725	$318,236	$124,489	$0	$0
Commercial commitments	823,875	470,062	353,813	0	0
Real estate commitments	699,435	235,584	463,851	0	0

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

The maintenance of a strong capital base at the parent company level as well as at the bank level is an important aspect of our philosophy. We and the bank have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

For additional information related to our risk-based capital ratios, see “Note 15. Capital Adequacy” to the consolidated financial statements appearing in Part II, Item 8.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2008, our bank subsidiary had approximately $1.1 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $624.8 million more would have been available provided that additional collateral had been pledged.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. As an alternative source of funding, we have pledged the leases previously held for sale and certain auto loans to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At December 31, 2008, we had collateralized availability of $406.3 million.

Liquidity is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments amounted to $119.1 million for the year ended December 31, 2008, and represented additional sources of liquidity.

Management believes these sources of liquidity are sufficient to support our banking operations.

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

Our interest rate risk using the static gap analysis is presented in Table 14. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 14 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2008, and 2007. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

Table 14 - Balance Sheet Gap Analysis

At December 31, 2008	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$119,357	$0	$0	$3	$119,360
Investments	462,765	579,848	534,363	302,914	1,879,890
Loans and leases, net of unearned income	3,725,781	1,589,377	2,435,705	1,903,010	9,653,873

Total	$4,307,903	$2,169,225	$2,970,068	$2,205,927	$11,653,123

Liabilities
Interest-bearing demand	$1,071,670	$257,505	$841,626	$357,674	$2,528,475
Savings	43,454	130,364	382,402	139,055	695,275
Time	901,119	1,436,219	648,362	59,952	3,045,652
Time in denominations of $100 or more	663,036	724,078	191,048	17,512	1,595,674
Total borrowings	1,084,887	26,995	301,856	1,014,347	2,428,085

Total	$3,764,166	$2,575,161	$2,365,294	$1,588,540	$10,293,161

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	($70,770)	($226,129)	($663,312)	($399,751)
Interest Sensitivity Gap:
Periodic	$472,967	($632,065)	($58,538)	$217,636
Cumulative		(159,098)	(217,636)	0
Cumulative gap as a percentage of total assets	3%	-1%	-2%	0%

At December 31, 2007	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$140,854	$0	$0	$2,430	$143,284
Investments	367,357	409,721	758,064	528,810	2,063,952
Loans and leases, net of unearned income	3,090,669	1,492,473	2,349,564	1,818,884	8,751,590

Total	$3,598,880	$1,902,194	$3,107,628	$2,350,124	$10,958,826

Liabilities
Interest-bearing demand	$1,384,915	$314,564	$818,470	$312,076	$2,830,025
Savings	35,016	105,052	423,156	150,760	713,984
Time	507,609	1,463,800	717,663	61,795	2,750,867
Time in denominations of $100 or more	439,059	674,540	219,812	24,041	1,357,452
Total borrowings	1,143,804	131,836	405,509	450,006	2,131,155

Total	$3,510,403	$2,689,792	$2,584,610	$998,678	$9,783,483

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	($76,787)	($243,201)	($732,482)	($122,873)
Interest Sensitivity Gap:
Periodic	$11,690	($1,030,799)	($209,464)	$1,228,573
Cumulative		(1,019,109)	(1,228,573)	0
Cumulative gap as a percentage of total assets	0%	-8%	-9%	0%

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

Tables 15 and 16 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2008, and 2007, at then current interest rates and at hypothetical higher and lower interest rates in 1% and 2% increments. As noted in Table 15, the economic value of equity at risk as of December 31, 2008, is -1%, at an interest rate change of positive 2%, while Table 16 discloses that net interest income at risk as of December 31, 2008, is -7%, at an interest rate change of negative 1%.

Table 15 - Balance Sheet Shock Analysis

At December 31, 2008	-1%	Base Present Value	1%	2%
Assets
Cash and due from banks	$237,701	$237,701	$237,701	$237,701
Short-term investments	119,360	119,360	119,360	119,360
Investment securities:
Held-to-maturity	4,595	4,595	4,595	4,595
Available-for-sale	2,043,042	1,903,994	1,955,460	1,906,938
Loans and leases, net of unearned income	9,939,763	9,798,658	9,662,752	9,534,731
Other assets	1,905,912	1,905,912	1,905,912	1,905,912

Total assets	$14,250,373	$13,970,220	$13,885,780	$13,709,237

Liabilities
Deposits:
Non-interest bearing	1,175,472	1,156,090	1,134,222	1,112,961
Interest-bearing	7,928,187	7,886,192	7,833,551	7,781,807
Total borrowings	2,369,715	2,313,670	2,261,996	2,226,531
Other liabilities	242,492	242,492	242,492	242,492

Total liabilities	11,715,866	11,598,444	11,472,261	11,363,791
Total economic equity	2,534,507	2,371,776	2,413,519	2,345,446
Off balance sheet	0	0	0	0

Total liabilities and equity	$14,250,373	$13,970,220	$13,885,780	$13,709,237

Economic equity ratio	18%	17%	17%	17%
Value at risk	$162,731	$0	$41,743	($26,330)
% Value at risk	7%	0%	2%	-1%

At December 31, 2007	-2%	-1%	Base Present Value	1%	2%
	(Dollars in thousands)
Assets
Cash and due from banks	$326,965	$326,965	$326,965	$326,965	$326,965
Short-term investments	143,277	143,274	143,271	143,269	143,266
Investment securities:
Held-to-maturity	4,792	4,792	4,792	4,792	4,792
Available-for-sale	2,140,691	2,107,057	2,079,271	2,004,859	1,919,878
Loans and leases, net of unearned income	9,023,671	8,883,127	8,754,378	8,632,427	8,508,007
Other assets	1,880,784	1,880,784	1,880,784	1,180,784	1,880,784

Total assets	$13,520,180	$13,345,999	$13,189,461	$12,293,096	$12,783,692

Liabilities
Deposits:
Non-interest bearing	1,241,078	1,218,113	1,195,770	1,174,026	1,152,862
Interest-bearing	7,698,368	7,637,179	7,589,121	7,535,290	7,482,569
Total borrowings	2,140,037	2,053,749	2,002,628	1,970,659	1,943,299
Other liabilities	272,706	272,706	272,706	272,706	272,706

Total liabilities	11,352,189	11,181,747	11,060,225	10,952,681	10,851,436
Total economic equity	2,167,991	2,164,252	2,129,236	2,040,415	1,932,256
Off balance sheet	0	0	0	0	0

Total liabilities and equity	$13,520,180	$13,345,999	$13,189,461	$12,993,096	$12,783,692

Economic equity ratio	16%	16%	16%	16%	15%
Value at risk	$38,755	$35,016	$0	($88,821)	($196,980)
% Value at risk	2%	2%	0%	-4%	-9%

Table 16 - Net Interest Income Shock Analysis

At December 31, 2008		-1%	Base Scenario	1%	2%
Interest income:
Short-term investments		$1,272	$1,399	$2,692	$4,097
Investments		91,409	98,238	104,826	109,122
Loans and leases		500,779	539,814	580,126	620,796

Total interest income		593,460	639,451	687,644	734,015

Interest expense:
Interest-bearing demand and savings		16,137	26,194	38,844	55,670
Time		126,359	134,170	149,078	164,031
Total borrowings		75,664	77,694	88,365	99,029

Total interest expense		218,160	238,058	276,287	318,730

Net interest income		$375,300	$401,393	$411,357	$415,285

Net interest income at risk		($26,093)	$0	$9,964	$13,892
% Net interest income at risk		-7%	0%	2%	3%

At December 31, 2007	-2%	-1%	Base Scenario	1%	2%
	(Dollars in thousands)
Interest income:
Short-term investments	$8,257	$11,878	$15,471	$19,168	$22,784
Investments	100,889	106,812	110,462	112,746	115,207
Loans and leases	547,358	582,543	617,404	651,162	683,508

Total interest income	656,504	701,233	743,337	783,076	821,499

Interest expense:
Interest-bearing demand and savings	16,354	36,997	64,638	88,202	111,809
Time	122,195	137,637	154,263	171,036	187,857
Total borrowings	84,547	93,052	99,931	112,177	124,427

Total interest expense	223,096	267,686	318,832	371,415	424,093

Net interest income	$433,408	$433,547	$424,505	$411,661	$397,406

Net interest income at risk	$8,903	$9,042	$0	($12,844)	($27,099)
% Net interest income at risk	2%	2%	0%	-3%	-6%

Derivative Financial Instruments and Hedging Activities

Our interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on our net interest margin and cash flows from changes in interest rates. While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to our interest income and expense, to modify the duration of specific assets and liabilities, and to manage our exposure to interest rate movements.

Additionally, we execute derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that we minimize our net risk exposure resulting from such transactions. We do not use credit default swaps in our investment or hedging operations.

At December 31, 2008, the aggregate amount of derivative assets recorded in other assets was $21.9 million, and the aggregate amount of derivative liabilities recorded in other liabilities was $22.4 million. Furthermore, net credit valuation adjustments reduced the settlement values of our derivative assets by $1.2 million and the settlement values of our derivative liabilities by $1.7 million. During 2008, we recognized noninterest income of $0.4 million related to credit valuation adjustments on nonhedge derivative instruments

In September 2008, we announced that, due to adverse market conditions, a forecasted sale of vehicle leases would not occur, and the associated interest rate swap agreements were terminated. In accordance with generally accepted accounting principles, we reclassified $2.1 million (net of taxes of $1.1 million) from accumulated comprehensive loss to earnings and recognized an additional reduction in pre-tax income of $3.3 million.

For additional information about our derivative financial instruments, refer to “Note 22. Derivative Financial Instruments” and “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

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

Securitizations and Off-Balance-Sheet Financings

TABLE 17 - Components of Loans and Leases Serviced

	As of December 31, 2008	As of December 31, 2007
	(Dollars in thousands)
Lease Securitization Transactions*	$123,608	$463,517
Home Equity Loan Securitization Transactions*	286,577	334,417
Agency Arrangements and Lease Sales*	31,645	61,551
Leases and Loans Held in Portfolio	9,653,873	8,751,590

Total Leases and Loans Serviced	$10,095,703	$9,611,075

*	Off balance sheet

Securitization Transactions

We use the securitization of financial assets as a source of funding and a means to manage capital. Hann and our bank subsidiary sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions are accounted for as sales under the guidelines of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)” (“FAS No. 140”), and a net gain or loss is recognized at the time of the initial sale.

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

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. We, as servicer, distribute to third-party beneficial interest holders contracted returns. We retain the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. We estimate the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets are sold to the applicable QSPE and adjusted quarterly based on changes in these key economic risk factors. Based upon the information found in the table in Note 21, “Securitization Activity,” we believe that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of our interest-only strips.

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

Hann purchases vehicles and related leases directly from motor vehicle dealers. The motor vehicle dealers title these vehicles in the name of the Origination Trust at the time of the purchase. Hann initially owns the beneficial interest in all leases and related vehicles. Under the trust agreement for the Origination Trust, Hann may instruct the trustees of the trust: (i) to establish a special unit of beneficial interest in the Origination Trust (commonly referred to as a “SUBI”) and (ii) to allocate a separate portfolio of leases and the related vehicles leased under the leases to that SUBI. The SUBI will evidence an indirect beneficial interest, rather than a direct legal interest, in the assets allocated thereto. Under the terms of the trust agreement and the Delaware Statutory Trust Act, the holder of a SUBI will have no interest in the assets allocated to the undivided trust interest or to any other SUBI, and the holder of the undivided trust interest will have no interest in the assets allocated to any SUBI. Hann creates and transfers beneficial interests in the Origination Trust that represent the rights in pools of leases and related vehicles included in securitization, sale-leaseback, agency, and other transactions.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see Note 21 to the consolidated financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $8.2 million. The initial interest-only strips recorded for this transaction were $18.5 million, and the fair value of these interest-only strips at December 31, 2008, was $11.4 million.

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see footnote 21 to the consolidated financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $6.6 million. The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at December 31, 2008, was $5.3 million.

Leases

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

This transaction was accounted for as a sale under FAS No. 140. For additional information concerning the initial valuation of retained interests, please see Note 21 to the consolidated financial statements entitled “Securitization Activity.” The gain recognized in this transaction was $2.7 million. The initial interest-only strip recorded for this transaction was $4.0 million, and the fair value of this interest-only strip at December 31, 2008, was $0.9 million.

In March 2006, each of our wholly owned commercial and retail banking subsidiaries (each, a “Sponsor Subsidiary”) entered into a term securitization transaction (the “2006 transaction”). In connection with the 2006 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE (each QSPE a “Transferor” and, collectively the “Transferors”). Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $356.1 million in automobile leases and related vehicles to the Transferors. In the third quarter of 2008, Hann, as servicer, issued a clean-up call for this transaction and recorded $31.8 million in lease receivables.

In March 2005, each of our wholly owned commercial and retail banking subsidiaries entered into a term securitization transaction (the “2005 transaction”). In connection with the 2005 transaction, each Sponsor Subsidiary sold and contributed the beneficial interest in a portfolio of automobile leases and related vehicles to a separate wholly owned QSPE. Collectively, the Sponsor Subsidiaries sold and contributed the beneficial interest in $366.8 million in automobile leases and related vehicles to the Transferors. In the first quarter of 2008, Hann, as servicer, issued a clean-up call for this transaction and recorded $32.1 million in lease receivables.

During the third quarter of 2002, Hann entered into a revolving securitization transaction and sold and contributed beneficial interests in automobile leases and related vehicles to a wholly owned QSPE. The QSPE financed the purchases by borrowing funds in an amount up to $250.0 million from a non-related, asset-backed commercial paper issuer (a “lender”). In the third quarter of 2007, Hann, as servicer, issued a clean-up call for this transaction and recorded $22.7 million in lease receivables.

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

Servicing Fees under the Securitization Transactions, Agency Agreements, and Lease Sales

In accordance with FAS No. 156, “Accounting for Servicing of Financial Assets,” a servicing asset or servicing liability is recognized each time Susquehanna undertakes an obligation to service a financial asset by entering into a servicing contract in a transfer of financial assets that meets the requirements for sale accounting.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Overall, however, Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolio and to manage capital, and not primarily to maximize its ongoing servicing fee revenue.

Leases

The servicing fees paid to Hann under the lease securitization transactions, agency agreements, and lease sales approximate current market value and are set by contract at the time of sale. Hann has not recorded servicing assets or liabilities with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. Based upon Susquehanna’s on-going experience with vehicle-lease sales, this rate has been, and continues to be, the prevailing market rate when compared to similar transactions. However, if these circumstances were to change, Susquehanna would adjust its evaluation as to whether a servicing asset or liability should be recorded. In addition, if servicing costs were to exceed servicing income, Hann would record the present value of that liability as an expense.

Home Equity Loans

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. The initial carrying values of retained interests, including servicing rights, were determined by allocating the carrying value among the assets sold and retained based on their relative fair values. At December 31, 2008, these servicing assets totaled $1,357 and were reported in other assets. In accordance with FAS No. 156, Susquehanna’s servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Furthermore, Susquehanna assesses servicing assets for impairment or increased obligation based on fair value at each reporting date.

Susquehanna considers its servicing assets to be immaterial items and therefore has not applied the disclosure provisions of FAS No. 156.

Recently Adopted Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FASB Staff Position FAS 140-4 and FIN 46(R)-8 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about the transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP was effective for the first reporting period ending after December 15, 2008. See Note 21 for the disclosures required by this FSP.

In October 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. FAS 157-3 clarifies the application of FAS No. 157, “Fair Value Measurements,” in a market that is not active and was effective upon issuance. Adoption of this FSP has had no material impact on results of operations and financial condition.

In September 2008, the Financial Account Standards Board issued FASB Staff Position FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP than amend FAS No. 133 and Fin 45 are effective for reporting periods (annual or interim) that ended after November 15, 2008. Finally, the FSP clarifies that the disclosures required by FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 5, 2008. This clarification was effective upon issuance of the FSP. Adoption of this FSP has had no material impact on results of operations and financial condition.

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 was effective in November 2008. Adoption of this Statement has had no material impact on results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. See Note 22 to the consolidated financial statements for the disclosures required by this Statement.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends Statement No. 157, “Fair Value Measurements,” to exclude Statement No. 13, “Accounting for Leases,” and other pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under Statement No. 141, “Business Combinations,” or Statement No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. Adoption of this FSP has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of FAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP was effective upon issuance. Adoption of this FSP has had no material impact on results of operations and financial condition.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption of this Statement has had no material impact on results of operations and financial condition. Since the adoption date, Susquehanna has made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See Note 23 to the consolidated financial statements for the disclosures required by this Statement. Adoption of this Statement has had no material impact on results of operation and financial condition.

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

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus on this Issue was effective for fiscal years beginning after December 15, 2007. Entities were to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and has elected to recognize the effects of applying this consensus through a cumulative-effect adjustment to retained earnings of $2,488.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Note 17 to the consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position was effective for fiscal years ending after December 15, 2008. Susquehanna has measured plan assets and benefit obligations as of the end of its fiscal year.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. Susquehanna has granted share-based payment awards that contain nonforfeitable rights to dividends; however, Susquehanna has determined that their effect on the computation of EPS is immaterial.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Susquehanna is evaluating the impact of FSP No. FAS 142-3.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Earlier application is not permitted. Susquehanna is evaluating the impact of this FSP.

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

Summary of 2007 Compared to 2006

Results of Operations

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

Additional information is as follows:

	Twelve Months Ended December 31,
	2007	2006
Diluted Earnings per Share	$1.23	$1.66
Return on Average Assets	0.78%	1.05%
Return on Average Equity	6.66%	9.56%
Return on Average Tangible Equity(1)	11.56%	15.42%
Efficiency Ratio	69.10%	66.43%
Net Interest Margin	3.67%	3.77%

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

Net Interest Income — Taxable Equivalent Basis

Net interest income increased to $275.9 million in 2007, as compared to $256.8 million in 2006. Net interest income as a percentage of net interest income plus other income was 70% for the twelve months ended December 31, 2007, 65% for the twelve months ended December 31, 2006, and 66% for the twelve months ended December 31, 2005.

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

Provision and Allowance for Loan and Lease Losses

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

Potential problem loans totaled $133.8 million at December 31, 2007, and $56.5 million at December 31, 2006. The increase of $77.3 million was attributed to $46.8 million in potential problem loans acquired in the Community transaction and migrations to our internally monitored loan list that occur in the normal course of business.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 30%, 35%, and 34% for 2007, 2006, and 2005, respectively.

Noninterest income decreased $15.7 million, or 11.5%, in 2007, over 2006. This net decrease primarily was composed of the following:

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

Salaries and employee benefits. Salaries and employee benefits increased by 12.5% in 2007. This increase was primarily the result of the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006, the inclusion of Community operations since November 16, 2007, normal annual salary increases, and higher benefit costs.

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

Other expense. The 9.1% net decrease primarily was due to the elimination of monthly rental expense as a result of the termination of the sale-leaseback transaction on January 12, 2007. This decrease was partially offset by increases in most other expense categories as a result of the inclusion of Minotola operations for the entire twelve months of 2007, as opposed to approximately eight months in 2006, and the inclusion of Community operations since November 16, 2007.

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

During May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, our management performed a comprehensive review of our available-for-sale investments. Management determined that for administrative and operational purposes, small remaining portions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2.0 million) should be sold. These odd lots, totaling $182.0 million, resulted from previous mergers and bank mergers and from principal amortization over time. Additionally, we determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51.0 million should be sold. Many of these mortgage obligations were acquired in the historic low-interest-rate environment of 2002 through 2004.

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

Unrealized losses recorded for U.S. Government agencies and mortgage-backed securities were attributable to changes in interest rates. Unrealized losses in other debt securities were attributable to market factors other than interest rates and credit risk.

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

Loans and Leases

Loans and leases increased $3.2 billion, from December 31, 2006 to December 31, 2007. The fair value of loans and leases acquired in the Community transaction was $2.6 billion. The additional increase was due to internal growth that was accomplished through our sales and marketing efforts and the fact that loan demand was still solid in our market area.

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

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings increased $617.1 million from December 31, 2006 to December 31, 2007. The fair value of FHLB borrowings assumed in the Community transaction was $402.7 million. This increase was due to the fact that the increase in total deposits had been insufficient to support the growth in our loan and lease portfolio.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Year ended December 31,	2008	2007
	(in thousands, except share data)
Assets
Cash and due from banks	$237,701	$326,965
Unrestricted short-term investments	119,146	143,042

Cash and cash equivalents	356,847	470,007
Restricted short-term investments	214	242
Securities available for sale	1,870,746	2,059,160
Securities held to maturity (fair values approximate $9,145 and $4,792)	9,145	4,792
Loans and leases, net of unearned income	9,653,873	8,751,590
Less: Allowance for loan and lease losses	113,749	88,569

Net loans and leases	9,540,124	8,663,021

Premises and equipment, net	173,269	179,740
Foreclosed assets	10,313	11,927
Accrued income receivable	40,486	46,765
Bank-owned life insurance	353,771	344,578
Goodwill	1,017,551	945,081
Intangible assets with finite lives	54,044	58,274
Investment in and receivables from unconsolidated entities	36,767	123,586
Other assets	219,711	170,821

Total Assets	$13,682,988	$13,077,994

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,201,416	$1,292,791
Interest-bearing	7,865,077	7,652,328

Total deposits	9,066,493	8,945,119
Short-term borrowings	910,219	568,412
Federal Home Loan Bank borrowings	1,069,784	1,145,759
Long-term debt	176,284	150,303
Junior subordinated debentures	271,798	266,682
Accrued interest, taxes, and expenses payable	55,126	60,869
Deferred taxes	87,695	136,076
Other liabilities	99,671	75,760

Total liabilities	11,737,070	11,348,980

Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized; Issued: 300,000 at December 31, 2008 and 0 at December 31, 2007	290,700	0
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,174,285 at December 31, 2008 and 85,935,315 at December 31, 2007	172,349	171,810
Additional paid-in capital	1,055,255	1,038,894
Retained earnings	512,924	522,268
Accumulated other comprehensive loss, net of taxes of $45,936 and $2,131	(85,310)	(3,958)

Total shareholders’ equity	1,945,918	1,729,014

Total Liabilities and Shareholders’ Equity	$13,682,988	$13,077,994

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2008	2007	2006
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$590,414	$444,690	$404,814
Securities:
Taxable	86,289	69,265	49,810
Tax-exempt	12,714	2,848	845
Dividends	5,242	4,572	3,653
Short-term investments	2,411	4,782	3,669

Total interest income	697,070	526,157	462,791

Interest Expense:
Deposits:
Interest-bearing demand	33,667	61,572	51,424
Savings	4,848	4,278	4,960
Time	167,431	124,673	99,195
Short-term borrowings	10,796	17,464	13,495
Federal Home Loan Bank borrowings	50,944	27,600	24,788
Long-term debt	31,082	14,667	12,159

Total interest expense	298,768	250,254	206,021

Net interest income	398,302	275,903	256,770
Provision for loan and lease losses	63,831	21,844	8,680

Net interest income, after provision for loan and lease losses	334,471	254,059	248,090

Noninterest Income:
Service charges on deposit accounts	46,294	31,413	26,446
Vehicle origination, servicing, and securitization fees	9,808	14,323	18,524
Asset management fees	25,552	19,843	18,439
Income from fiduciary-related activities	8,285	7,479	6,160
Commissions on brokerage, life insurance, and annuity sales	6,764	4,767	4,350
Commissions on property and casualty insurance sales	12,684	12,751	12,660
Income from bank-owned life insurance	12,900	11,405	10,000
Net gain on sale of loans and leases	6,510	8,427	16,816
Net gain on sale of bank branches	0	0	4,189
Net realized loss on securities	(17,314)	(11,857)	(949)
Other	30,826	22,108	19,678

Total noninterest income	142,309	120,659	136,313

Noninterest Expenses:
Salaries and employee benefits	188,855	144,508	128,465
Occupancy	35,949	24,371	20,905
Furniture and equipment	16,212	12,181	10,948
Advertising and marketing	12,356	10,216	9,627
Amortization of intangible assets	11,062	3,525	2,231
Vehicle lease disposal	12,576	12,651	14,220
Other	90,191	69,503	76,440

Total noninterest expenses	367,201	276,955	262,836

Income before income taxes	109,579	97,763	121,567
Provision for income taxes	26,973	28,670	37,929

Net Income	82,606	69,093	83,638
Accumulated preferred stock dividends	792	0	0

Net Income Available to Common Shareholders	$81,814	$69,093	$83,638

Earnings per common share:
Basic	$0.95	$1.23	$1.66
Diluted	$0.95	$1.23	$1.66
Cash dividends per common share	$1.04	$1.01	$0.97
Average common shares outstanding:
Basic	85,987	56,297	50,340
Diluted	86,037	56,366	50,507

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2008	2007	2006
	(in thousands)
Cash Flows from Operating Activities:
Net income	$82,606	$69,093	$83,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	27,428	17,177	15,919
Provision for loan and lease losses	63,831	21,844	8,680
Realized loss on available-for-sale securities, net	17,314	11,857	949
Deferred income taxes	(4,577)	1,070	21,955
Gain on sale of loans and leases	(6,510)	(8,427)	(16,816)
Gain on sale of foreclosed assets	(425)	(196)	(176)
Mortgage loans originated for sale	(182,698)	(102,507)	(94,640)
Proceeds from sale of mortgage loans originated for sale	173,782	105,478	96,526
Loans and leases originated/acquired for sale, net of payments received	(118,370)	(391,975)	(296,211)
Payments received on leases transferred from held for sale to held for investment	56,732	0	0
Net proceeds from sale of loans and leases originated/acquired for sale	0	252,493	339,420
Increase in cash surrender value of bank-owned life insurance	(12,203)	(11,630)	(10,000)
Net gain on sale of branch offices	0	0	(4,189)
Contribution to defined benefit pension plan	(15,000)	0	(3,000)
Decrease (increase) in accrued interest receivable	6,279	(440)	(4,620)
(Decrease) increase in accrued interest payable	(5,697)	3,721	3,138
Decrease in accrued expenses and taxes payable	(46)	(3,240)	(2,820)
Other, net	(50,172)	(28,190)	(31,828)

Net cash (used in) provided by operating activities	32,274	(63,872)	105,925

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	28	33,291	(7,197)
Activity in available-for-sale securities:
Sales	60,279	436,716	151,184
Maturities, repayments, and calls	610,808	485,730	215,859
Purchases	(603,998)	(903,203)	(542,914)
Net proceeds from sale of loans and leases in banks’ portfolios	0	0	312,870
Net increase in loans and leases	(808,544)	(503,114)	(253,962)
Cash flows received from retained interests	32,736	37,715	25,806
Proceeds from bank-owned life insurance	3,010	4,471	2,891
Proceeds from sale of foreclosed assets	10,626	4,370	3,997
Acquisitions, net of subsequent divestitures	(68,146)	114,749	(15,379)
Additions to premises and equipment, net	(10,155)	(19,356)	(12,718)

Net cash used in investing activities	(773,356)	(308,631)	(119,563)

Cash Flows from Financing Activities:
Net increase in deposits	121,374	238,605	76,364
Sale of branch deposits, net of premium received	0	0	(28,900)
Net increase in short-term borrowings	341,807	64,067	94,441
Net (decrease) increase in short-term FHLB borrowings	(50,000)	50,000	(15,000)
Proceeds from long-term FHLB borrowings	220,000	400,000	106,035
Repayment of long-term FHLB borrowings	(245,975)	(248,974)	(231,013)
Proceeds from issuance of long-term debt	25,000	0	0
Repayment of long-term debt	(19)	(11)	(7)
Proceeds from issuance of junior subordinated debentures	0	121,062	50,000
Proceeds from issuance of preferred stock	299,885	0	0
Proceeds from issuance of common stock	5,141	4,512	9,155
Tax benefit from exercise of stock options	171	154	906
Cash dividends paid	(89,462)	(52,686)	(49,067)

Net cash provided by financing activities	627,922	576,729	12,914

Net change in cash and cash equivalents	(113,160)	204,226	(724)
Cash and cash equivalents at January 1	470,007	265,781	266,505

Cash and cash equivalents at December 31	$356,847	$470,007	$265,781

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$304,465	$239,953	$202,883
Income tax payments	$40,250	$31,452	$20,406
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$9,981	$14,057	$2,721
Interests retained in securitizations	$0	$47,921	$54,970
Securities purchased, not settled	$0	$0	$10,113
Leases acquired in clean-up calls	$63,913	$22,682	$12,284
Leases transferred from held for sale to held for investment	$238,351	$0	$0
Acquisitions:
		Community	Minotola
Common stock issued		$756,037	$115,149
Fair value of assets acquired (noncash)		$4,070,693	$653,339
Fair value of liabilities assumed		$3,432,519	$522,811

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2008, 2007, and 2006	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2006	$0	46,853,193	$93,706	$231,085	$471,290	($15,611)	$780,470

Comprehensive income:
Net income					83,638		83,638
Change in unrealized loss on securities available for sale, net of taxes of $2,874 and reclassification adjustment of $617						5,337	5,337
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $633						1,232	1,232
Change in unrealized gain on cash flow hedges, net of taxes of $940						(1,161)	(1,161)

Total comprehensive income							89,046

Common stock issued in acquisition		4,797,870	9,596	105,553			115,149
Common stock issued under employee benefit plans (including related tax benefit of $906)		429,356	859	9,202			10,061
Cash dividends declared ($0.97 per share)					(49,067)		(49,067)
Adjustment to initially apply FAS No. 158, net of taxes of $(5,047)						(9,373)	(9,373)

Balance, December 31, 2006	0	52,080,419	104,161	345,840	505,861	(19,576)	936,286

Comprehensive income:
Net income					69,093		69,093
Change in unrealized loss on securities available for sale, net of taxes of $9,475 and reclassification adjustment of $7,707						17,708	17,708
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $195						363	363
Change in unrealized gain on cash flow hedges, net of taxes of $1,440 and reclassification adjustment of $202						(2,675)	(2,675)
Net postretirement benefit loss arising during the year, net of taxes of $(52)						(96)	(96)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $171						318	318

Total comprehensive income							84,711

Common stock issued in acquisition		33,685,947	67,372	688,665			756,037
Common stock issued under employee benefit plans (including related tax benefit of $154)		168,949	277	4,389			4,666
Cash dividends declared ($1.01 per share)					(52,686)		(52,686)

Balance, December 31, 2007	0	85,935,315	171,810	1,038,894	522,268	(3,958)	1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”					(2,488)		(2,488)

Comprehensive income:
Net income					82,606		82,606
Change in unrealized loss on securities available for sale, net of taxes of $37,288 and reclassification adjustment of $11,254						(69,250)	(69,250)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $1,347						2,502	2,502
Change in unrealized gain on cash flow hedges, net of taxes of $821 and reclassification adjustments of $2,031						1,524	1,524
Net postretirement benefit loss arising during the year, net of taxes of $8,964						(16,648)	(16,648)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $281						520	520

Total comprehensive income							1,254

Preferred stock issued, net of issuance costs	290,700			9,185			299,885
Common stock issued under employee benefit plans (including related tax benefit of $171)		238,970	539	4,773			5,312
Adjustments relating to the Community acquisition				2,403			2,403
Cash dividends declared ($1.04 per share)					(89,462)		(89,462)

Balance, December 31, 2008	$290,700	86,174,285	$172,349	$1,055,255	$512,924	($85,310)	$1,945,918

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), The Addis Group, LLC (“Addis”), and Stratton Management Company, LLC (“Stratton”) as of and for the years ended December 31, 2008, 2007, and 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to conform with current period classifications. The reclassifications had no effect on gross revenues, gross expenses, net income, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Nature of Operations. Susquehanna is a financial holding company that operates a commercial bank with 236 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the consolidated statements of financial condition. The fair value of securities pledged to secure the repurchase agreements remains in the securities portfolio.

Securities. Susquehanna classifies debt and equity securities as either held to maturity or available for sale. Susquehanna does not have any securities classified as trading at December 31, 2008 or 2007. Investments for which management has the intent, and Susquehanna has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the effective interest method over the term of the securities. All other securities are classified as available for sale and reported at fair value. Changes in unrealized gains and losses, net of related

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. Other-than-temporary impairments are recorded in noninterest income in the period in which they are recognized.

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

Interest income on loans and leases is computed using the effective interest method. Loan and lease origination fees and certain direct loan and lease origination costs are deferred, and the net amount is recognized as an adjustment to the yield on the related loans over the contractual life of the loans.

Nonaccrual loans are those loans on which the accrual of interest has ceased and where all previously accrued-but-not-collected interest is reversed. Loans other than consumer loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120 days or more past due.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established, as losses are estimated to have occurred, through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged-off loans and leases are credited to the allowance.

The allowance for loan and lease losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is subjective, as it requires estimates that are susceptible to revision as more information becomes available.

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

grouped in homogeneous pools based on severity of risk. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans, are collectively evaluated for impairment. Non-accrual commercial loans greater than $500 are evaluated for impairment on an individual basis. An insignificant delay or shortfall in the amounts of payments, when considered independently of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

Management performs quarterly reviews of Susquehanna’s loan portfolio to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except where collateral-dependent loans can be reasonably measured for impairment based on the net realizable value of the collateral.

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related allowance. Subsequent recoveries, if any, are credited to the allowance.

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna enters into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the Statement of Condition when they are funded.

Derivative Financial Instruments. Susquehanna’s interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on our net interest margin and cash flows from changes in interest rates. While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to our interest income and expense, to modify the duration of specific assets and liabilities, and to manage our exposure to interest rate movements.

Additionally, we execute derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that we minimize our net risk exposure resulting from such transactions. We do not use credit default swaps in our investment or hedging operations.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the of the related real estate collateral at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Goodwill and Other Intangible Assets. Susquehanna follows Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized over their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is not amortized in accordance with FAS No. 142, rather an impairment evaluation is performed on an annual basis. In addition, Susquehanna evaluates potential impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined in FAS No. 142, paragraph 30) below its carrying amount. There was no impairment noted as of and for the year ended December 31, 2008.

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

Comprehensive Income. Susquehanna reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes reclassification adjustments for net realized gains/(losses) included in net income of $13,805; $8,227; and $323 for the years ended December 31, 2008, 2007, and 2006, respectively.

Asset Securitizations. Susquehanna uses the securitization of financial assets as a source of funding and for capital management. Hann and the bank subsidiary sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions are accounted for as sales under the guidelines of FAS No. 140, and a net gain or loss is recognized at the time of the initial sale. Retained interests in securitized assets, including debt securities, equity certificates of the securitization trusts, and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed.

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

Years Ended December 31, 2008, 2007, and 2006

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

Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales. In accordance with FAS No. 156, “Accounting for Servicing of Financial Assets,” a servicing asset or servicing liability is recognized each time Susquehanna undertakes an obligation to service a financial asset by entering into a servicing contract in a transfer of financial assets that meets the requirements for sale accounting.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Overall, however, Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolio and to manage capital, and not primarily to maximize its ongoing servicing fee revenue.

Leases

The servicing fees paid to Hann under the lease securitization transactions, agency agreements, and lease sales approximate current market value and are set by contract at the time of sale. Hann has not recorded servicing assets or liabilities with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. Based upon Susquehanna’s on-going experience with vehicle-lease sales, this rate has been, and continues to be, the prevailing market rate when compared to similar transactions. However, if these circumstances were to change, Susquehanna would adjust its evaluation as to whether a servicing asset or liability should be recorded. In addition, if servicing costs were to exceed servicing income, Hann would record the present value of that liability as an expense.

Home Equity Loans

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. The initial carrying values of retained interests, including servicing rights, were determined by allocating the carrying value among the assets sold and retained based on their relative fair values. At December 31, 2008, these servicing assets totaled $1,357 and were reported in other assets. In accordance with FAS No. 156, Susquehanna’s servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

underlying financial assets and adjusts the values, if required, as a result of market value being lower than amortized cost. Furthermore, Susquehanna assesses servicing assets for impairment or increased obligation based on fair value at each reporting date.

Susquehanna considers its servicing assets to be immaterial items and therefore has not applied the disclosure provisions of FAS No. 156.

Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock, and stock warrants and are determined using the treasury stock method.

Recently Adopted Accounting Pronouncements.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FASB Staff Position FAS 140-4 and FIN 46(R)-8 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about the transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP was effective for the first reporting period ending after December 15, 2008. See Note 21 for the disclosures required by this FSP.

In October 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. FAS 157-3 clarifies the application of FAS No. 157, “Fair Value Measurements,” in a market that is not active and was effective upon issuance. Adoption of this FSP has had no material impact on results of operations and financial condition.

In September 2008, the Financial Account Standards Board issued FASB Staff Position FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP is intended to improve disclosures about credit derivatives by requiring more

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP than amend FAS No. 133 and Fin 45 are effective for reporting periods (annual or interim) that ended after November 15, 2008. Finally, the FSP clarifies that the disclosures required by FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 5, 2008. This clarification was effective upon issuance of the FSP. Adoption of this FSP has had no material impact on results of operations and financial condition.

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 was effective in November 2008. Adoption of this Statement has had no material impact on results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. See Note 22, for the disclosures required by this Statement.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends Statement No. 157, “Fair Value Measurements,” to exclude Statement No. 13, “Accounting for Leases,” and other pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under Statement No. 141, “Business Combinations,” or Statement No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. Adoption of this FSP has had no material impact on results of operations and financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of FAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP was effective upon issuance. Adoption of this FSP has had no material impact on results of operations and financial condition.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption of this Statement has had no material impact on results of operations and financial condition. Since the adoption date, Susquehanna has made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While Statement No. 157 does not require any new fair value measurements, the application of this Statement will change current practice for some entities. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See Note 23 for the disclosures required by this Statement. Adoption of this Statement has had no material impact on results of operation and financial condition.

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

In September 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Issue 06-4 requires an employer to recognize a liability for future benefits in accordance with FAS No. 106, if, in substance, a postretirement benefit plan exists. The consensus on this Issue was effective for fiscal years beginning after December 15, 2007. Entities were to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Susquehanna is a party to split-dollar life insurance arrangements and has elected to recognize the effects of applying this consensus through a cumulative-effect adjustment to retained earnings of $2,488.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the fiscal year ending after December 15, 2006. For information regarding the impact of FAS No. 158 on Susquehanna’s financial position, see Footnote 17. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position was effective for fiscal years ending after December 15, 2008. Susquehanna has measured plan assets and benefit obligations as of the end of its fiscal year.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Recently Issued Accounting Pronouncements.

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. Susquehanna has granted share-based payment awards that contain nonforfeitable rights to dividends; however, Susquehanna has determined that their effect on the computation of EPS is immaterial.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Susquehanna is evaluating the impact of FSP No. FAS 142-3.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Earlier application is not permitted. Susquehanna is evaluating the impact of this FSP.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. However, since the acquisition occurred in the fourth quarter of 2007, net adjustments increasing goodwill totaling $9,382 were made in 2008, as additional information became available.

Unaudited
Assets
Cash and cash equivalents	$232,628
Securities	664,334
Loans and leases, net of allowance of $19,119	2,574,830
Premises and other equipment	63,586
Goodwill and other intangibles	655,987
Deferred taxes	20,816
Other assets	99,800

Total assets acquired	$4,311,981

Liabilities
Deposits	$2,830,408
Borrowings	588,376
Other liabilities	19,992

Total liabilities assumed	3,438,776

Net assets acquired	$873,205

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

	For the Year Ended December 31,
	2008 Actual	2007 Pro Forma	2006 Pro Forma
Net income available to common shareholders	$81,814	$89,921	$130,029
Basic EPS	$0.95	$1.05	$1.55
Diluted EPS	$0.95	$1.05	$1.54

Widmann, Siff & Co., Inc.

On August 1, 2007, Susquehanna acquired Widmann, Siff & Co. Inc., an investment advisory firm in Radnor, Pennsylvania. Widman, Siff had more that $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements.

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

The acquisition of Minotola is considered immaterial for purposes of the disclosures required by FAS No. 141, “Business Combinations.”

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2008 and 2007, were as follows:

	2008		2007
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$53,149	1.59%	$71,890	4.54%
Money market funds	64,214	0.50	66,660	3.70
Commercial paper purchased	1,997	0.20	4,734	4.06

Total	$119,360		$143,284

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2008 and 2007, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008
Available-for-Sale:
U.S. Government agencies	$427,905	$16,117	$0	$444,022
Obligations of states and political subdivisions	316,829	1,787	10,070	308,546
Mortgage-backed securities	1,047,787	20,973	102,907	965,853
Other debt securities	28,784	0	22,420	6,364
Equity securities	147,681	306	2,026	145,961

	1,968,986	39,183	137,423	1,870,746

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,595	0	0	4,595

	9,145	0	0	9,145

Total investment securities	$1,978,131	$39,183	$137,423	$1,879,891

At December 31, 2007
Available-for-Sale:
U.S. Government agencies	$523,258	$9,807	$46	$533,019
Obligations of states and political subdivisions	266,982	2,250	599	268,633
Mortgage-backed securities	1,071,001	11,150	3,750	1,078,401
Other debt securities	78,333	158	10,264	68,227
Equity securities	111,289	463	871	110,880

	2,050,863	23,828	15,530	2,059,160
Held-to-Maturity:
State and municipal	4,792	0	0	4,792

Total investment securities	$2,055,655	$23,828	$15,530	$2,063,952

At December 31, 2008 and 2007, investment securities with carrying values of $1,318,894 and $1,424,965, respectively, were pledged to secure public funds and for other purposes as required by law.

At December 31, 2008, Susquehanna’s portfolio included two investment securities that were rated below investment grade. The aggregate book value and aggregate fair value of these securities was $7,950 and $1,711, respectively. At December 31, 2007, Susquehanna’s holdings of investment securities that were rated below investment grade were considered insignificant.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, other debt securities, and mortgage-backed securities, at December 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale:
Within one year	$25,908	$25,964
After one year but within five years	426,671	438,154
After five years but within ten years	159,776	161,773
After ten years	1,208,950	1,098,894

	1,821,305	1,724,785

Securities held-to-maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	9,145	9,145

	9,145	9,145

Total debt securities	$1,830,450	$1,733,930

The gross realized gains and gross realized losses on investment securities transactions are summarized below.

	Available- for-Sale	Held-to- Maturity
For the year ended December 31, 2008
Gross gains	$240	$0
Gross losses	17,554	0

Net losses	($17,314)	$0

For the year ended December 31, 2007
Gross gains	$218	$0
Gross losses	12,075	0

Net losses	($11,857)	$0

For the year ended December 31, 2006
Gross gains	$1,095	$0
Gross losses	2,044	0

Net losses	($949)	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$0	$0	$0	$0	$0	$0
States and political subdivisions	218,184	9,842	1,586	228	219,770	10,070
Mortgage-backed securities	316,874	102,907	0	0	316,874	102,907
Other debt securities	2,396	1,812	3,968	20,608	6,364	22,420
Equity securities	1,111	443	19,462	1,583	20,573	2,026

	$538,565	$115,004	$25,016	$22,419	$563,581	$137,423

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$550	$1	$31,136	$45	$31,686	$46
States and political subdivisions	51,144	397	18,440	202	69,584	599
Mortgage-backed securities	1,121	1,643	184,182	2,107	185,303	3,750
Other debt securities	47,961	10,217	17,438	47	65,399	10,264
Equity securities	2,589	502	16,710	369	19,299	871

	$103,365	$12,760	$267,906	$2,770	$371,271	$15,530

In September 2008, Susquehanna recorded a pre-tax impairment charge of $17,550 related to two synthetic collateralized debt obligations held in its investment portfolio. Each security has a par value of $10,000 and one hundred underlying reference companies. Through August 31, 2008, there were no credit events (i.e. bankruptcies, conservatorships, or receiverships) related to any of the reference companies. However, given the significant developments that have affected the market, a number of credit events reduced the fair value of one security to 12.5% of par at September 30, 2008, and the fair value of the other security to 12.0% of par at September 30, 2008. Susquehanna believes that it is probable that it will be unable to collect all amounts due according to the contractual terms of these securities. At December 31, 2008, one security was given a below-investment-grade rating by the rating agencies, while the other security was rated BBB-. These are the only two securities of this type that Susquehanna currently holds in its investment portfolio.

In May and June of 2007, while planning for the Community acquisition and the resulting growth and composition of the investment portfolio, management performed a comprehensive review of the available-for-sale investments. Management determined that for administrative and operational purposes, small remaining portions in mortgage-backed securities (“odd lots,” or securities with remaining par amounts of less than $2,000) should be sold. These odd lots, totaling $182,000, resulted from previous mergers and bank consolidations and from principal amortization over time. Additionally, Susquehanna determined that all collateralized mortgage obligations, regardless of the remaining par amount, with an aggregate total of $51,000 should be sold. Many of these mortgage obligations were acquired in the historic low-interest-rate environment of 2002 through 2004. The restructuring involved the sale of approximately 16.0% of our available-for-sale investment portfolio, and resulted in a pre-tax charge of approximately $11,800.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

In December 2006, Susquehanna recognized an other-than-temporary impairment of $954 related to Susquehanna’s Corporate Investment Committee’s decision to implement a modest restructuring program of its Federal Agency debenture portfolio in 2007. This restructuring program included the January 2007 sale of Federal Agency debentures classified as available for sale with an aggregate book value of $78,992 and unrealized losses of $954 at December 31, 2006.

At December 31, 2008, gross unrealized losses in Susquehanna’s available-for-sale investment portfolio totaled $137,423. Included in this total are gross unrealized losses of $102,907 related to mortgage-backed securities that have been in a continuous unrealized loss position for less than twelve months and gross unrealized losses of $20,608 related to other debt securities that have been in a continuous unrealized loss position for more than twelve months.

Mortgage-backed securities include issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and $396,303 of other non-agency issuers. Of the non-agency issues, $321,231 were rated Triple A with the remainder being at least investment grade. None of Susquehanna’s mortgage-backed securities include subprime or Alt-A components, and management’s analysis of the underlying assets found that the unrealized losses in this category were caused principally by decreased liquidity and larger risk premiums in the marketplace.

Other debt securities are comprised of corporate synthetic collateralized debt obligations (discussed above) and pooled trust preferred securities. The bulk of the unrealized losses in this category were related to the pooled trust preferred securities, since the corporate synthetic collateralized debt obligations have been written down. Management believes that the unrealized losses on the pooled trust preferred securities were principally a result of decreased liquidity and larger risk premiums in the marketplace, and not deterioration in the creditworthiness of the underlying issuers.

While it is possible that, under certain conditions, defaults on these securities (excluding the two synthetic collateralized debt obligations previously discussed) could result in a loss of principal, Susquehanna presently does not believe that those conditions are probable. Therefore, based on Susquehanna’s ability and intent to hold its available-for-sale securities for a sufficient time to recover all amortized costs and the fact that Susquehanna has not identified any issues related to the ultimate repayment of contractual principal as a result of credit concerns, management has concluded that the reduction in the fair value of these securities, as well as any other individual security is temporary at this time.

5. Loans and Leases

Loans and leases, net of unearned income of $189,252 and $159,766 at December 31, 2008 and December 31, 2007, respectively, and net of deferred origination costs of $8,728 and $9,099 at December 31, 2008 and 2007, respectively, were as follows:

	2008	2007
Commercial, financial and agricultural	$2,169,262	$1,781,981
Real estate—construction	1,313,647	1,292,953
Real estate secured—residential	2,298,709	2,151,923
Real estate secured—commercial	2,875,502	2,661,841
Consumer	314,051	411,159
Leases	682,702	451,733

Total loans and leases	$9,653,873	$8,751,590

Leases held for sale (included in “Leases,” above)	$0	$238,351
Home equity loans held for sale (included in “Real estate secured—residential,” above)	215,690	97,320

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

In September 2008, Susquehanna announced that, due to adverse market conditions, its previously disclosed plan to sell vehicle leases would not proceed. As a result, the vehicle leases held for sale at December 31, 2007 and those subsequently originated are now classified as held for investment.

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management’s current model for collectibility. At December 31, 2008 and 2007, the aggregate balances of overdrawn deposit accounts reclassified as loans were $3,415 and $5,655, respectively.

Net investment in direct financing leases was as follows:

	2008	2007
Minimum lease payments receivable	$443,703	$337,875
Estimated residual value of leases	318,850	176,400
Unearned income under lease contracts	(79,851)	(62,542)

Total leases	$682,702	$451,733

Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Impaired Loans

Management performs quarterly reviews of Susquehanna’s commercial loans greater than $500 to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except where collateral-dependent loans can be reasonably measured for impairment based on the net realizable value of the collateral.

An analysis of impaired loans at December 31, 2008, 2007, and 2006, follows:

	2008	2007	2006
Impaired loans without a related reserve	$21,388	$27,716	$11,468
Impaired loans with a reserve	62,092	13,033	8,620

Total impaired loans	$83,480	$40,749	$20,088

Reserve for impaired loans	$14,454	$4,146	$1,877
Average balance of impaired loans	66,409	20,921	8,987
Interest income on impaired loans (cash basis)	467	66	156
Interest income that would have been recorded under original terms	5,462	1,811	1,641

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2008	2007	2006
Balance - January 1,	$88,569	$62,643	$53,714
Additions through acquisition	0	19,119 (1)	5,514 (2)
Provision charged to operating expense	63,831	21,844	8,680
Charge-offs	(45,230)	(19,185)	(11,116)
Recoveries	6,579	4,148	5,851

Net charge-offs	(38,651)	(15,037)	(5,265)

Balance - December 31,	$113,749	$88,569	$62,643

(1)	As part of the Community acquisition, Susquehanna recorded a $19,119 addition to the allowance for loan and lease losses in accordance with management’s evaluation of FAS No. 5. In addition, Susquehanna evaluated Community’s loan portfolio at the time of acquisition and identified loans for which there was evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected, in accordance with Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The contractually required payments receivable related to these loans totaled $16,350, and cash flows expected to be collected at acquisition totaled $8,985. Prepayments were not considered in the determination of cash flows expected to be collected. Susquehanna considers the current amount of loans accounted for under SOP 03-3 as immaterial and therefore has not presented the disclosures otherwise required by this guidance.
(2)	As part of the Minotola acquisition, Susquehanna recorded a $5,514 addition to the allowance for loan and lease losses. Susquehanna evaluated Minotola’s loan portfolio at the time of acquisition and did not identify any impaired loans as defined in SOP 03-3 and FAS No. 114. Therefore, as required by FAS No. 141, “Business Combinations,” Susquehanna recorded Minotola’s loan portfolio at present value, determined at the then current interest rates, net of the allowance for loan and lease losses in accordance with management’s evaluation of FAS No. 5.

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2008	2007
Land	$30,709	$30,986
Buildings	120,260	125,646
Furniture and equipment	100,253	95,008
Leasehold improvements	30,876	25,145
Land improvements	3,335	3,257

	285,433	280,042
Less: accumulated depreciation and amortization	112,164	100,302

	$173,269	$179,740

Depreciation and amortization expense charged to operations totaled $15,874 in 2008, $11,541 in 2007, and $9,803 in 2006.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options generally are available for periods up to 10 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2008, were as follows:

Operating Leases
2009	$13,212
2010	12,213
2011	10,578
2012	9,489
2013	8,675
Subsequent years	68,274

$122,441

Rent expense charged to operations totaled $12,139 in 2008, $8,944 in 2007, and $7,953 in 2006.

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of amortizing identifiable intangible assets as of December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$59,199	($18,399)	$59,199	($9,744)
Customer lists	15,900	(2,874)	9,467	(702)
Favorable lease adjustments	393	(342)	393	(339)
Non-compete agreements	400	(233)	0	0

Total	$75,892	($21,848)	$69,059	($10,785)

In 2008, as a result of the Stratton acquisition, $7,330 was recognized as a customer list intangible that is being amortized over 10 years.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2007	$335,005
Goodwill acquired through the Community acquisition	606,071	(1)
Goodwill acquired through the Widmann Siff acquisition	736
Additional goodwill related to contingent earn-out agreement associated with the Addis acquisition	2,000
Additional goodwill related to contingent earn-out agreement associated with the Brandywine acquisition	1,172
Other	97

Goodwill at December 31, 2007	945,081
Goodwill acquired through the Stratton acquisition	$63,088
Adjustments to goodwill acquired through the Community acquisition	9,382

Goodwill at December 31, 2008	$1,017,551

(1)	Nondeductible for income tax purposes.

Susquehanna tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. Susquehanna performed its annual goodwill impairment test as of May 31, 2008 and determined that there was no impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that Susquehanna’s market capitalization has been below the book value of its equity, Susquehanna decided an interim goodwill impairment test was required under FAS No. 142 as of December 31, 2008. This test requires significant judgment and analysis.

Susquehanna’s goodwill impairment test begins with a comparison between the fair value of the underlying reporting unit and its carrying amount (book value), including goodwill. If the estimated fair value is less than the carrying value, it is likely that an impairment has occurred.

Based upon our analyses at May 31 and December 31, 2008, fair value of each of Susquehanna’s reporting units exceeded their book value, and there was no goodwill impairment. However, due to the ongoing turmoil in market conditions, Susquehanna will continue to monitor and evaluate the carrying value of goodwill for possible future impairment.

The following table sets forth the actual and estimated pre-tax amortization expense for amortizing intangible assets.

Aggregate Amortization Expense for the Year Ended December 31:
2008	$11,062
Estimated Amortization Expense for the Year Ended December 31:
2009	$10,390
2010	9,310
2011	8,403
2012	7,152
2013	6,243

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2008	2007
Noninterest-bearing:
Demand	$1,201,416	$1,292,791
Interest-bearing:
Interest-bearing demand	2,528,475	2,830,025
Savings	695,275	713,984
Time	3,045,653	2,750,867
Time of $100 or more	1,595,674	1,357,452

Total deposits	$9,066,493	$8,945,119

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted-average interest rates, at December 31, were as follows:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$375,317	0.88%	$387,158	2.79%	$249,728	4.04%
Federal funds purchased	480,000	0.30	178,000	3.74	150,000	5.30
Treasury tax and loan notes	4,902	0.00	3,254	4.00	2,236	5.00
Term auction facility	50,000	0.28	0		0

	$910,219		$568,412		$401,964

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Additional information pertaining to securities sold under repurchase agreements follows:

	2008	2007	2006
Average amounts outstanding	$391,898	$275,135	$219,327
Average interest rate	1.46%	3.58%	3.73%
Maximum amount outstanding at any month end	$487,386	$442,958	$295,757

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

December 31,	2008	2007
Due 2008, 2.70% to 5.50%	$0	$187,720
Due 2009, 1.942% to 5.50%	139,996	195,107
Due 2010, 2.273% to 6.06%	121,544	96,113
Due 2011, 2.84% to 4.98%	115,377	40,465
Due 2012, 3.25% to 4.60%	221,048	221,043
Due 2013 through 2014, 3.50% to 6.51%	233,185	164,557
Due 2015, 3.75% to 5.22%	149,078	149,525
Due 2016 through 2026, 4.14% to 6.0%	89,556	91,229

	$1,069,784	$1,145,759

Susquehanna Bank is a member of the Federal Home Loan Bank of Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the bank’s stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program, Susquehanna’s banking subsidiary had line-of-credit availability of $2,772,422 and $3,344,009 at December 31, 2008 and 2007, respectively. Excluding purchase-accounting adjustments, $1,068,472 and $1,144,378 was outstanding at December 31, 2008 and 2007, respectively. At December 31, 2008, Susquehanna Bank could have borrowed an additional $1,079,200 based on qualifying collateral, and $624,750 more could have been borrowed provided that additional collateral would have been pledged. Such additional borrowings would have required the bank to increase its investment in FHLB stock by approximately $27,440.

Long-Term Debt and Junior Subordinated Debentures(1)

	2008			2007
	Amount	Rate		Amount	Rate
Subordinated notes due 2012	$75,000	6.05%		$75,000	6.05%
Subordinated notes due 2014	75,000	4.75		75,000	4.75
Subordinated note due 2018	25,000	5.93	(6)	0	0.00
Other	1,284	3.75		303	4.31
Junior subordinated notes due 2027	16,760	9.80	(2)	16,252	8.55	(2)
Junior subordinated notes due 2032	5,842	7.10	(2)	5,704	8.76	(2)
Junior subordinated notes due 2036	51,547	6.39	(3)	50,000	6.39	(3)
Junior subordinated notes due 2057	125,000	9.38	(4)	125,000	9.38	(4)
Junior subordinated notes due 2033	15,464	7.08	(2)	15,001	8.59	(5)
Junior subordinated notes due 2033	15,464	6.90	(2)	14,940	8.07	(5)
Junior subordinated notes due 2036	9,909	7.99	(2)	9,430	6.35	(5)
Junior subordinated notes due 2036	9,116	7.84	(2)	8,663	6.44	(5)
Junior subordinated notes due 2037	19,603	7.95	(2)	18,692	6.53	(5)
Junior subordinated notes due 2033	3,093	6.95	(2)	3,000	6.65	(5)

	$448,082			$416,985

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of purchase accounting adjustments.
(3)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes were used to finance the acquisition of Minotola National Bank.
(4)	On December 12, 2007, Susquehanna issued $125,000 of retail hybrid trust preferred notes through a newly formed Delaware statutory trust, Susquehanna Capital I. The only assets of the issuer are Capital Efficient Notes (“CENts”) issued by Susquehanna. The notes mature in December 2057, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 9.375% per annum through the interest payment date in December 2037 and, after the interest payment date in December 2037, at a rate per annum equal to the three-month LIBOR plus 5.455%. The proceeds from the sale of the CENts were used to replenish cash reserves used to pay for the cash portion of the Community Banks acquisition and for general corporate purposes.
(5)	As a result of the Community acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to five statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes are presented in this table at their fair values.
(6)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at ninety-day LIBOR plus 4.5% and matures on December 31, 2018.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2008	2007	2006
Current:
Federal	$23,636	$24,131	$13,342
State	3,460	3,196	2,832

Total current	27,096	27,327	16,174

Deferred:
Federal	1,632	1,133	21,961
State	(1,755)	211	(206)

Total deferred	(123)	1,344	21,755

Total income tax expense	$26,973	$28,671	$37,929

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$38,352	35.00%	$34,217	35.00%	$42,548	35.00%
Tax-advantaged income	(10,336)	(9.43)	(6,313)	(6.42)	(5,087)	(4.07)
Other, net	(1,043)	(0.96)	767	0.75	468	0.27

Total	$26,973	24.61%	$28,671	29.33%	$37,929	31.20%

As of December 31, 2008, Susquehanna has state net operating losses of $308,432, which begin to expire in 2012.

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

The components of the net deferred tax asset/(liability) as of December 31 were as follows:

	2008	2007
Deferred tax assets:
Reserve for loan losses	$52,443	$36,162
Deferred directors fees	158	190
Deferred compensation	6,378	4,883
Nonaccrual loan interest	3,008	1,633
State net operating losses	18,186	8,709
State alternative minimum tax credit carryover	884	884
Post-retirement benefits	3,986	2,604
Unrealized gains and losses	32,325	(2,795)
Underfunded status of defined benefit pension or other postretirement benefit plans	13,611	4,927
Other assets	1,598	1,250

Total deferred tax assets	132,577	58,447

Deferred tax liabilities:
Prepaid pension expense	(9,565)	(5,689)
Amortization of market value purchase adjustments	(10,720)	(4,958)
Deferred loan costs	(4,201)	(3,814)
Premises and equipment	(9,996)	(2,440)
Lease transaction adjustments, net	(180,265)	(174,192)
Deferred gain on sale of loans	(1,409)	(2,479)
Other liabilities	(3,545)	(951)

Total deferred tax liabilities	(219,701)	(194,523)

Net deferred liability before valuation allowance	(87,124)	(136,076)
Valuation allowance	(571)	0

Net deferred tax liabilities	($87,695)	($136,076)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Uncertainty in Income Taxes

Susquehanna adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. There was no impact on Susquehanna’s financial position or results of operations as a result of the implementation of Interpretation No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,321
Increase based on tax positions related to the current year	915
Increase for tax positions of prior years	204
Decrease for tax positions of prior years	(182)
Decrease related to settlements with taxing authorities	(231)
Decrease related to expiration of statute of limitations	(91)

Balance at December 31, 2007	1,936
Increase based on tax positions related to the current year	379
Increase for tax positions of prior years	658
Decrease for tax positions of prior years	(565)
Decrease related to settlements with taxing authorities	0
Decrease related to expiration of statute of limitations	(168)

Balance at December 31, 2008	$2,240

Susquehanna had $2,240 of unrecognized tax benefits, of which $2,198, if recognized, would affect the effective tax rate.

Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2008 and 2007, Susquehanna recognized approximately $86 and $66 in interest and penalties and had accrued approximately $257 and $154 for the payment of interest and penalties, respectively.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities before 2004. As of December 31, 2008, there are no federal or state examinations of Susquehanna’s tax returns in progress.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

12. Accumulated Other Comprehensive Income

	Unrealized Gains (Losses) on Securities	Unrealized Gains on Recorded Interests in Securitized Assets	Unrealized Gains (Losses) on Cash Flow Hedges	Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance at January 1, 2007	($12,282)	$1,541	$538	($9,373)	($19,576)
Current-period change	17,708	363	(2,675)	222	15,618

Balance at December 31, 2007	$5,426	$1,904	($2,137)	($9,151)	($3,958)
Current-period change	(69,250)	2,502	1,524	(16,128)	(81,352)

Balance at December 31, 2008	($63,824)	$4,406	($613)	($25,279)	($85,310)

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2008 and 2007, were as follows:

	2008	2007
Standby letters of credit	$442,725	$244,577
Real estate commitments	699,435	780,025
Unused portion of home equity lines	581,900	585,409
Commercial commitments	823,875	861,991
Credit card lines	3,975	4,485

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

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

Susquehanna, from time-to-time and in the ordinary course of business, enters into guarantees of certain financial obligations. The total amounts outstanding at December 31, 2008 and 2007, respectively, on those guarantees were $0 and $29.

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

The following table illustrates these capital ratios for Susquehanna’s banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and its banking subsidiary each have leverage and risk-weighted ratios in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

On October 10, 2008, Susquehanna merged Susquehanna Bank DV and Susquehanna Bank into Susquehanna Bank PA, which subsequently changed its name to Susquehanna Bank.

At December 31, 2008	Tier I Capital Ratio(1)	Total Capital Ratio(2)	Leverage Ratio(3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank	8.94	10.20	7.93
Susquehanna Bancshares (consolidated)	11.17	13.52	9.92%

At December 31, 2007	Tier I Capital Ratio(1)	Total Capital Ratio(2)	Leverage Ratio(3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank PA	9.36	10.33	12.93
Susquehanna Bank DV	8.44	11.23	7.70
Susquehanna Bank	8.46	10.71	7.94
Susquehanna Bancshares (consolidated)	9.23%	11.31%	10.24%

(1)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(2)	Total capital divided by year-end risk-adjusted assets.
(3)	Tier I capital divided by average total assets less disallowed intangible assets.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

16. Share-based Compensation

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may have granted options to its employees and directors for up to 2,463 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of Susquehanna’s stock on the date of grant, and an option’s maximum term was ten years. Options were granted upon approval of the Board of Directors and typically vested one-third at the end of years three, four and five. The option prices ranged from a low of $13.00 to a high of $25.47. This Compensation Plan expired in 2006.

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

In November 2007, as part of the Community acquisition, Susquehanna assumed all Community option plans. Susquehanna will not grant any new options or awards under the Comminity option plans. All Community options became fully vested immediately prior to the effective date of the merger. At December 31, 2008, there were 21 unexercised options under the Community plans with exercise prices ranging from $16.57 to $19.56.

For the twelve months ended December 31, 2008, 2007, and 2006, share-based compensation expense totaling $1,873, $1,439, and $968, respectively, was included in salaries and employee benefits expense in the Consolidate Statements of Income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model. Expected volatilities are based on the historical volatility of Susquehanna stock, based on the monthly high stock price over the past ten years. The expected term of options granted is based upon historical exercise behavior of all employees and directors. The risk-free rate is based on zero coupon treasury rates in effect on the grant-date of the options. The following table presents the assumptions used to estimate the fair value of options granted in 2008, 2007, and 2006.

	2008	2007	2006
Volatility	19.70%	20.59%	21.44%
Expected dividend yield	4.50%	4.00%	3.80%
Expected term (in years)	7.0	6.5	6.0
Risk-free rate	3.33%	4.44%	4.30%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

A summary of option activity under the Plans as of December 31, 2008, and changes during the year then ended is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,056	$22.54
Granted	703	21.82
Forfeited	(321)	23.69
Exercised	(78)	16.30

Outstanding at December 31, 2008	2,360	$22.37	6.5	$234

Exercisable at December 31, 2008	989	$21.33	3.8	$234

The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $2.78, $4.08, and $4.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $491, $450, and $2,613, respectively.

A summary of the status of Susquehanna’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2008	900	$4.11
Granted	703	2.78
Vested	(95)	3.87
Forfeited	(137)	4.56

Nonvested at December 31, 2008	1,371	3.50

As of December 31, 2008, there was $2,278 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2013.

Cash received, net of withholding taxes paid on behalf of optionees electing cashless exercises, from option exercises under share-based-payment arrangements for the years ended December 31, 2008, 2007, and 2006, was $1,274, $1,026, and $6,811, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

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

A summary of the obligations and funded status of the plans at December 31, is as follows:

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$81,893	$77,745	$3,999	$3,667	$7,531	$9,220
Service cost	5,905	3,706	111	103	490	383
Interest cost	5,329	4,550	243	224	632	415
Plan participants’ contributions	0	0	0	0	392	205
Change in plan provisions	0	60	0	0	0	0
Actuarial (gain) loss	3,759	(634)	191	126	603	(2,219)
Acquisition	8,219	0	0	0	2,599	0
Benefits paid	(3,799)	(3,534)	(116)	(121)	(656)	(473)

Benefit obligation at end of year	$101,306	$81,893	$4,428	$3,999	$11,591	$7,531

Change in Plan Assets
Fair value of plan assets at beginning of year	$84,907	$84,209	$0	$0	$0	$0
Actual return on plan assets	(12,344)	4,330	0	0	0	0
Acquisition	7,238	0	0	0	0	0
Employer contributions	15,000	0	116 *	120 *	264 *	267 *
Expenses	(42)	(99)	0	0	0	0
Plan participants’ contributions	0	0	0	0	392	205
Benefits paid	(3,799)	(3,533)	(116)	(120)	(656)	(472)

Fair value of plan assets at end of year	$90,960	$84,907	$0	$0	$0	$0

Funded status at end of year	($10,346)	$3,014	($4,428)	($3,999)	($11,591)	($7,531)

*	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Assets	$0	$3,014	$0	$0	$0	$0
Liabilities	10,346	0	4,428	3,999	11,591	7,531

Net asset/liability recognized	$10,346	$3,014	$4,428	$3,999	$11,591	$7,531

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Net loss (gain)	$23,486	$7,579	$619	$536	($14)	($376)
Transition obligation	0	0	0	0	299	372
Prior service cost	208	236	349	429	301	374

	$23,694	$7,815	$968	$965	$586	$370

The accumulated benefit obligation for the defined benefit pension plan was $95,476 and $77,439 at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the SERP was $3,839 and $3,297 at December 31, 2008, and 2007, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
Net Periodic Benefit Cost	2008	2007	2008	2007	2008	2007
Service cost	$5,905	$3,706	$111	$103	$490	$383
Interest cost	5,329	4,550	243	224	632	414
Expected return on plan assets	(7,693)	(7,046)	0	0	0	0
Amortization of prior service cost	42	36	124	124	113	113
Amortization of transition obligation (asset)	0	(7)	0	0	113	113
Amortization of net actuarial (gain) or loss	347	51	63	59	0	0

Net periodic postretirement benefit cost	$3,930	$1,290	$541	$510	$1,348	$1,023

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Net loss (gain) for the period	$24,818	$2,181	$191	$126	$558	($2,219)
Amortization of net (loss) gain	(346)	(51)	(63)	(59)	0	0
Prior service cost	0	60	0	0	0	0
Amortization of prior service cost	(42)	(36)	(124)	(124)	(113)	(113)
Amortization of transition obligation	0	7	0	0	(113)	(113)

Total recognized in other comprehensive income	$24,430	$2,161	$4	($57)	$332	($2,445)

Total recognized in net periodic cost and other comprehensive income	$28,360	$3,451	$545	$453	$1,681	$1,422

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Postretirement Benefits
Expected amortization of net loss	$2,564	$62	$0
Expected amortization of prior service cost	42	118	93
Expected amortization of transition obligation	0	0	113

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	5.75%	6.00%	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	3.25%	3.00%	3.25%	3.00%	3.25%
Assumed health care trend rates:
Health care cost trend rate assumed for next year					9.00%	10.00%
Ultimate rate					5.00%	5.00%
Year that ultimate rate is reached					2013	2013

The weighted average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Assumed health care trend rates:
Health care cost trend rate assumed for current year					10.00%	11.00%
Ultimate rate					5.00%	5.00%
Year that ultimate rate is reached					2013	2013

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$44	($38)
	3.93%	-3.41%
Effect on benefit obligation as of December 31, 2008	$528	($461)
	4.56%	-3.98%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

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

For the plan year ending December 31, 2009, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $124, and $594, respectively; and, for the same year, expected employee contributions are $0, $0, and $392, respectively. The 2009 plan assumptions used to determine net periodic cost will be a discount rate of 5.75% and an expected long-term return on plan assets of 8.0%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality Double-A bonds of similar duration. The payment projections used a seventy-five year payout projection.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are presented as follows:

For the year ended	Target 2009	2008	2007
Equity securities	40-60%	43%	59%
Debt securities	20-40%	41%	34%
Temporary cash investments	0-20%	16%	7%

Total		100%	100%

Estimated aggregate future benefit payments for pension, the SERP, and other benefits, which reflect expected future services, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2009	$3,597	$124	$594
2010	3,741	124	633
2011	3,997	131	671
2012	4,467	131	693
2013	4,774	188	721
Year 2014-2018	21,374	2,099	4,063

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. Contributions to the savings plan, which are included in salaries and benefits expense, totaled $3,517 in 2008, $2,749 in 2007, and $2,258 in 2006.

18. Earnings per Common Share

The following table sets forth the calculation of basic and diluted earnings per common share:

	2008			2007			2006
For the Year Ended December 31,	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Net income	$82,606			$69,093			$83,638
Accumulated preferred stock dividends	792			0			0

Income available to common shareholders	81,814	85,987	$0.95	69,093	56,297	$1.23	83,638	50,340	$1.66
Effect of Diluted Securities:
Stock options and warrants outstanding		50	0.00		69	0.00		167	0.00

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$81,814	86,037	$0.95	$69,093	56,366	$1.23	$83,638	50,507	$1.66

For the years ended December 31, 2008, 2007, and 2006, options to purchase 2,229, 1,631 and 911 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive. For the year ended December 31, 2008, warrants to purchase 3,028 shares of common stock were outstanding and were included in the computation of diluted earnings per share.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The activity of loans to such persons whose balances exceeded $120 follows:

	2008	2007	2006
Balance - January 1	$19,643	$17,831	$19,010
Additions	50,483	11,655	23,683
Deductions:
Amounts collected	(31,846)	(10,189)	(15,680)
Other changes	(5,078)	346	(9,182)

Balance - December 31	$33,202	$19,643	$17,831

20. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2008, $26,928 was available for dividend distribution to Susquehanna in 2009, from its banking subsidiary.

Included in cash and due from banks are balances required to be maintained by Susquehanna Bank on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $11,210 at December 31, 2008, and $48,994 at December 31, 2007.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2008, there were no loans from the bank to any nonbank affiliate, including the parent company.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

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

2006 Transaction

In the third quarter of 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $31,773 in lease receivables.

2005 Transaction

In the first quarter of 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $32,140 in lease receivables.

2002 Revolving Transaction

In the third quarter of 2007, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $22,682 in lease receivables.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

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

In this securitization, approximately 35.4% of the loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio. Susquehanna is required to repurchase the converted loans in excess of the 10% threshold until the total principal balance of the loans repurchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the repurchase of converted loans would be remote. The maximum dollar amount of this repurchase obligation at the cut-off date was $23,980, and its related fair value was considered to be de minimis.

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

	As of December 31				For the Year Ended December 31
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2008	2007	2008	2007	2008	2007
Loans and leases held in portfolio	$9,653,873	$8,751,590	$261,504	$187,703	$38,651	$15,037
Leases securitized	123,608	463,517	185	769	196	398
Home equity loans securitized	286,577	334,417	5,637	2,979	196	65
Leases serviced for others	31,645	61,551	1,060	1,300	(30)	(91)

Total loans and leases serviced	$10,095,703	$9,611,075	$268,386	$192,751	$39,013	$15,409

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Year Ended December 31
	2008	2007	2006
Proceeds from securitizations	$0	$252,493	$302,887
Amounts derecognized	0	300,414	356,140
Servicing fees received (included in Vehicle origination, servicing, and securitization fees)	2,835	6,984	8,519
Other cash flows received from retained interests	24,518	29,756	25,806

Home Equity Loans	Year Ended December 31
	2008	2007	2006
Proceeds from securitizations	$0	$0	$338,597
Amounts derecognized	0	0	351,150
Additional draws conveyed to the trusts	53,752	59,688	61,285
Servicing fees received (included in Noninterest Income, Other)	1,268	1,631	1,365
Other cash flows received from retained interests	8,217	7,959	955

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

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest in calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in low prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company’s interest-only strips.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

As of December 31, 2008

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate(1)
2007 transaction - Interest-Only Strip	$898	8.4	4.00%	0.05%	9.66%
Decline in fair value of 10% adverse change			$2	$4	$4
Decline in fair value of 20% adverse change			4	8	8

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate(1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,507	37.8	15.00	0.15%	10.38%
Decline in fair value of 10% adverse change			$397	$51	$236
Decline in fair value of 20% adverse change			769	102	456
Variable-rate portion	$2,844	32	30.00	0.15%	10.24%
Decline in fair value of 10% adverse change			$165	$19	$70
Decline in fair value of 20% adverse change			311	38	135
2005 transaction - Interest-Only Strips	$5,316	31.1	30.00	0.15%	10.23%
Decline in fair value of 10% adverse change			$186	$26	$128
Decline in fair value of 20% adverse change			361	53	248

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

22. Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS No. 133), as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (effective for reporting periods beginning after November 15, 2008, with early application encouraged) requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format.

Susquehanna’s interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on its net interest margin and cash flows from changes in interest rates. While Susquehanna does not participate in speculative derivatives trading, it considers it prudent to use certain derivative instruments to add stability to its interest income and expense, to modify the duration of specific assets and liabilities, and to manage its exposure to interest rate movements.

Additionally, Susquehanna executes derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that Susquehanna minimizes its net risk exposure resulting from such transactions. Susquehanna does not use credit default swaps in its investment or hedging operations.

At December 31, 2008, the aggregate amount of derivative assets recorded in other assets was $21,895, and the aggregate amount of derivative liabilities recorded in other liabilities was $22,412. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

reflects the contractual terms of the derivatives, including interest rate curves and implied volatilities. The estimates of fair value are made by an independent third-party valuation service using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). As part of Susquehanna’s overall valuation process, management evaluates this third-party methodology to ensure that it is representative of exit prices in Susquehanna’s principal markets. These future net cash flows, however, are susceptible to change primarily due to fluctuations in interest rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on estimated valuations. Based on the nature and limited purposes of the derivatives that Susquehanna employs, fluctuation in interest rates have had only a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense, and/or values of assets and liabilities.

In addition to making valuation estimates, Susquehanna also faces the risk that certain derivative instruments that have been designated as hedges and currently meet the hedge accounting requirements of FAS No. 133 may not qualify in the future. Further, new interpretations and guidance related to FAS No. 133 may be issued in the future, and Susquehanna cannot predict the possible impact that such guidance may have on its use of derivative instruments.

The majority of Susquehanna’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach. During 2008, an immaterial amount of hedge ineffectiveness was required to be reported in earnings on Susquehanna’s outstanding cash flow hedging relationships. In September 2008, Susquehanna announced that, due to adverse market conditions, a forecasted sale of vehicle leases would not occur, and the associated interest rate swap agreements were terminated. In accordance with generally accepted accounting principles, Susquehanna reclassified $2,098 (net of taxes of $1,130) from accumulated comprehensive loss to earnings and recognized an additional reduction in pre-tax income of $3,363.

During 2009, Susquehanna estimates that an additional $675 of deferred losses will be reclassified out of accumulated other comprehensive loss and into interest expense for hedges of variable-rate FHLB advances based on interest rate projections derived from the LIBOR swap curve (increasing interest expense).

Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Susquehanna’s OTC derivatives consist of interest rate swaps. Susquehanna has classified its OTC derivatives in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable date, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. Susquehanna generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generics swaps, model inputs can generally be verified, and model selection does not involve significant management judgment.

To comply with the provisions of FAS No. 157, “Fair Value Measurements,” Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to Susquehanna’s exposure to the counterparty, and Susquehanna’s own credit spread is applied to the counterparty’s exposure to Susquehanna, and the net credit valuation adjustment is reflected in Susquehanna’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For Susquehanna’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. For counterparties without publicly available credit information, who are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by Susquehanna based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, Susquehanna actively monitors counterparty credit ratings for significant changes.

At December 31, 2008, net credit valuation adjustments reduced the settlement values of Susquehanna’s derivative assets by $1,234 and its derivative liabilities by $1,668. During 2008, Susquehanna recognized income of $419 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although Susquehanna has determined that the majority of the inputs used to values its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31,2008, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors, such as liquidity and bid/offer spreads, which factors were deemed immaterial by Susquehanna as of December 31, 2008.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	2008		2008
As of December 31	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts			Other liabilities	$939
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	21,895	Other liabilities	21,473

Total derivatives		$21,895		$22,412

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

The Effect of Derivative Instruments on the Statement of Income for the Year Ended December 31, 2008

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income		Amount of Loss Recognized in Current Year Income(2)
	2008		2008		2008
Interest rate contracts:
	($507)	Other noninterest income	($2,031	)(1)	($6,488)

(1)	Net of taxes of $1,094
(2)	Includes amounts reclassified from accumulated other comprehensive income plus deferred taxes

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2008
Interest rate contracts:
	Other income	$419

Note 23. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At December 31, 2008, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. This evaluation involves understanding the various sources and assumptions used to determine that the valuations received are reasonable, as well as performing independent monitoring of the underlying assets comprising these investment securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, and Federal Home Loan Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, indexed-amortizing notes, and private-issue mortgage-backed securities.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations

For our interest-only strips, there is a lack of similar observable transactions for similar assets in the marketplace. Therefore, Susquehanna uses the present-value approach to determine the initial and ongoing fair values of the cash flows associated with securitizations. Assumptions used, which incorporate certain market information obtained from third parties, include an estimation of an appropriate discount rate, net credit losses, and prepayment rates. Changes in the assumptions used may have a significant impact on Susquehanna’s valuation of retained interests, and accordingly, such interests are classified within Level 3 of the valuation hierarchy. For further discussion of the most significant assumptions used to value interest-only strips, as well as the applicable stress tests for those assumptions, refer to Note 21. Securitization Activity.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value at December 31, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,870,746	$3,877	$1,821,554	$45,315
Derivatives(1)	21,895	0	21,895	0
Interest-only strips(1)	17,565	0	0	17,565

Total	$1,910,206	$3,877	$1,843,449	$62,880

(1)	Included in Other assets

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives(2)	$21,473	$0	$21,473	$0

Total	$21,473	$0	$21,473	$0

(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table presents a rollforward of the balance sheet amounts for the twelve months ended December 31, 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest-only Strips	Total
Balance at January 1, 2008	$81,285		$21,138	$102,423
Total gains or losses (realized/unrealized) Included in earnings	(17,548	)(1)	0	(17,548)
Reclassified from other comprehensive income (Presented here gross of taxes)	5,175		0	5,175
Included in other comprehensive income (Presented here gross of taxes)	(12,864)		3,849	(9,015)
Purchases, issuances, and settlements	(3,173)		(7,422)	(10,595)
Transfers in and/or out of Level 3	(7,560)		0	(7,560)

Balance at December 31, 2008	$45,315		$17,565	$62,880

(1)	Included in net realized loss on securities

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment under FAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15.” To estimate the impairment of a loan, Susquehanna uses the practical expedient method which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna’s impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table presents the financial instruments carried at fair value at December 31, 2008, on the consolidated balance sheet and by FAS No. 157 valuation hierarchy.

		Fair Value Measurements Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$47,638	$0	$0	$47,638

	$47,638	$0	$0	$47,638

Specific reserves identified under FAS No. 114 during the twelve months of 2008 totaled $10,308. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2008.

FAS No. 107, “Disclosures about Fair Value of Financial Instruments”

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and short-term investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities. Refer to the above discussion on securities.

Loans and leases. Variable-rate loans, which do not expose Susquehanna to interest-rate risk, have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve.

Certain retained interests in securitizations. Refer to the above discussion on certain retained interests in securitizations.

Deposits. The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date. The carrying value of variable-rate time deposits represents a reasonable estimate of fair value. The fair value of fixed-rate time deposits is based upon the discounted

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

value of future cash flows expected to be paid at maturity. Discount rates were based upon the U.S.Treasury yield curve.

Short-term borrowings. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

FHLB borrowings and long-term debt. Fair values were based upon quoted rates of similar instruments issued by banking institutions with similar credit ratings.

Derivatives. Refer to the above discussion on derivatives.

Off-balance-sheet items. The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts. The fair values of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are calculated as the reasonable amounts that Susquehanna would agree to pay or receive, after considering the likelihood of the commitments expiring.

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments at December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$237,701	$237,701	$326,965	$326,965
Short-term investments	119,360	119,360	143,284	143,284
Investment securities	1,879,891	1,879,891	2,063,952	2,063,952
Loans and leases	9,653,879	9,798,658	8,751,590	8,754,378
Financial liabilities:
Deposits	9,066,493	9,042,282	8,945,119	8,784,891
Short-term borrowings	910,219	910,219	568,412	568,412
FHLB borrowings	1,069,784	1,158,477	1,145,759	1,164,779
Long-term debt	448,082	366,380	416,985	396,566
Unrecognized financial instruments:
Commitments to extend credit	2,109,185	2,109,185	2,231,910	2,231,910
Standby letters of credit	442,725	442,725	244,577	244,577

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

24. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2008	2007
Assets
Cash in subsidiary banks	$95	$142
Investments in and receivables from consolidated subsidiaries	2,367,544	2,124,345
Other investment securities	7,398	4,327
Premises and equipment, net	3,497	8,584
Other assets	42,759	51,989

Total assets	$2,421,293	$2,189,387

Liabilities and Shareholders’ Equity
Long-term debt	$150,000	$150,000
Junior subordinated debentures	272,342	267,229
Other liabilities	53,033	43,144

Total liabilities	475,375	460,373
Shareholders’ equity	1,945,918	1,729,014

Total liabilities and shareholders’ equity	$2,421,293	$2,189,387

Statements of Income

	Years Ended December 31,
	2008	2007	2006
Income:
Dividends from bank subsidiaries	$104,000	$72,000	$72,000
Dividends from nonbank subsidiaries	2,500	10,500	2,300
Interest, dividends, and gains on sales of investment securities	102	(240)	140
Interest and management fees from bank subsidiaries	68,388	53,861	44,085
Interest and management fees from nonbank subsidiaries	2,709	2,320	2,237
Miscellaneous	986	1,969	6,584

Total income	178,685	140,410	127,346

Expenses:
Interest	31,066	14,664	12,157
Other	80,511	63,538	59,370

Total expenses	111,577	78,202	71,527

Income before taxes and equity in undistributed income of subsidiaries	67,108	62,208	55,819
Income tax provision	4,309	3,293	2,464
Equity in undistributed net income of subsidiaries	19,807	10,178	30,283

Net Income	$82,606	$69,093	$83,638

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$82,606	$69,093	$83,638
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,834	3,121	2,889
Realized (gain) loss on sale of available-for-sale securities	(120)	212	0
Equity in undistributed net income of subsidiaries	(19,807)	(10,178)	(30,283)
Other, net	(9,883)	7,180	2,477

Net cash provided by operating activities	58,630	69,428	58,721

Cash Flows from Investing Activities:
Purchase of investment securities	(4,586)	0	0
Proceeds from the sale/maturities of investment securities	1,007	499	0
Capital expenditures	(747)	(4,935)	(2,708)
Net investment in subsidiaries	(200,087)	(46,950)	(16,700)
Acquisitions	(69,999)	(91,141)	(51,455)

Net cash (used in) provided by investing activities	(274,412)	(142,527)	(70,863)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,312	4,666	10,061
Proceeds from issuance of preferred stock	299,885	0	0
Proceeds from issuance of long-term debt	0	121,062	50,000
Repayment of long-term debt	0	0	0
Dividends paid	(89,462)	(52,686)	(49,067)

Net cash provided by (used in) financing activities	215,735	73,042	10,994

Net increase (decrease) in cash and cash equivalents	(47)	(57)	(1,148)
Cash and cash equivalents at January 1,	142	199	1,347

Cash and cash equivalents at December 31,	$95	$142	$199

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except as noted and per share data)

Note 25. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2008 and 2007, are as follows:

	2008
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$178,493	$171,975	$175,063	$171,539
Interest expense	80,312	72,917	73,801	71,738

Net interest income	98,181	99,058	101,262	99,801
Provision for loan and lease losses	9,837	13,765	17,704	22,525

Net interest income after provision for loan and lease losses	88,344	85,293	83,558	77,276
Noninterest income	42,902	44,685	17,919	36,804
Noninterest expense	91,961	90,304	95,790	89,148

Income before income taxes	39,285	39,674	5,687	24,932
Applicable income taxes	11,265	10,473	(673)	5,908

Net income	28,020	29,201	6,360	19,024
Accumulated preferred stock dividends	0	0	0	792

Net income available to common shareholders	$28,020	$29,201	$6,360	$18,232

Earnings per common share:
Basic	$0.33	$0.34	$0.07	$0.21
Diluted	0.33	0.34	0.07	0.21

	2007
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$120,527	$121,045	$127,701	$156,883
Interest expense	57,479	57,608	61,627	73,539

Net interest income	63,048	63,437	66,074	83,344
Provision for loan and lease losses	2,000	1,933	2,414	15,497

Net interest income after provision for loan and lease losses	61,048	61,504	63,660	67,847
Noninterest income	34,280	19,151	30,290	36,938
Noninterest expense	64,847	67,342	66,063	78,703

Income before income taxes	30,481	13,313	27,887	26,082
Applicable income taxes	9,754	3,495	7,994	7,427

Net income	$20,727	$9,818	$19,893	$18,655

Earnings per common share:
Basic	$0.40	$0.19	$0.38	$0.27
Diluted	0.40	0.19	0.38	0.27

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (the “Company”) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2009

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting is included herein in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses in internal controls that would require corrective action.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the 2009 Proxy Statement in the Election of Directors section, the Corporate Governance section, the Director and Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2009 Proxy Statement in the Director and Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the 2009 Proxy Statement in the Security Ownership of Certain Beneficial Owners and Holdings of Management section and the Director and Executive Officer Compensation — Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2009 Proxy Statement in the Certain Relationships and Related Transactions section and the Corporate Governance — Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2009 Proxy Statement in the Annual Audit Information—Fees Billed by Independent Accountant to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.11	9.375% Capital Securities Note is incorporated by reference to Exhibit 4.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.14	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

10.2	Form of Waiver of Senior Executive Officers is attached hereto as Exhibit 10.2.*

10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna is attached hereto as Exhibit 10.3.*

10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is attached hereto as Exhibit 10.4.*

10.5	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.3* of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.* First Amendment to Employment Agreement, dated February 27, 2009, between Susquehanna and Eddie L. Dunklebarger is attached hereto as Exhibit 10.5.*

10.6	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is attached hereto as Exhibit 10.6.*

10.7	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, is attached hereto as Exhibit 10.7.*

10.8	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is attached hereto as Exhibit 10.8.*

10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is attached hereto as Exhibit 10.9.*

10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is attached hereto as Exhibit 10.10.*

10.11	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert is attached hereto as Exhibit 10.11.* First Amendment to Employment Agreement, dated February 27, 2009, between Susquehanna and Jeffrey M. Seibert is attached hereto as Exhibit 10.11.*

10.12	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is attached hereto as Exhibit 10.12.*

10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is attached hereto as Exhibit 10.13.*

10.14	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is attached hereto as Exhibit 10.14.*

10.15	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is attached hereto as Exhibit 10.15.*

10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is attached hereto as Exhibit 10.16.*

10.17	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is attached hereto as Exhibit 10.17.*

10.18	Description of cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed October 15, 2008.*

10.19	Description of 2008 Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008. Description of termination of the cash incentive component of the 2008 Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed September 29, 2008.*

10.20	Description of base salaries and discretionary grants of equity compensation in the form of nonqualified stock options and restricted stock for the year ended December 31, 2008 to Susquehanna’s named executive officers is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.*

10.21	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is attached hereto as Exhibit 10.21.*

10.22	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is attached hereto as Exhibit 10.22.*

10.23	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.24	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

10.25	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.26	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is attached hereto as Exhibit 10.26.*

10.27	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.28	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.29	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.30	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.31	Director Compensation Schedule, effective January 1, 2009, is attached hereto as Exhibit 10.31.*

10.32	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.*

10.33	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.34	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is incorporated by reference to Exhibit 10.28 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.35	Description of Eddie L. Dunklebarger term life insurance policy is attached hereto as Exhibit 10.35.*

10.36

2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of

Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.30 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tenth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.36.

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
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. REUTER (William J. Reuter)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/S/ ANTHONY J. AGNONE, SR. (Anthony J. Agnone, Sr.)	Director	February 27, 2009

/S/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	February 27, 2009

/S/ PETER DESOTO (Peter DeSoto)	Director	February 27, 2009

/S/ EDDIE L. DUNKLEBARGER (Eddie L. Dunklebarger)	Director	February 27, 2009

/S/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 27, 2009

/S/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 27, 2009

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2008

[SIGNATURES CONTINUED]

Signature	Title	Date

/S/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	February 27, 2009

/S/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 27, 2009

/S/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 27, 2009

/S/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	February 27, 2009

/S/ M. ZEV ROSE (M. Zev Rose)	Director	February 27, 2009

/S/ CHRISTINE SEARS (Christine Sears)	Director	February 27, 2009

/S/ JAMES A. ULSH (James A. Ulsh)	Director	February 27, 2009

/S/ DALE M. WEAVER (Dale M. Weaver)	Director	February 27, 2009

/S/ ROGER V. WIEST (Roger V. Wiest)	Director	February 27, 2009

/S/ WILLIAM B. ZIMMERMAN (William B. Zimmerman)	Director	February 27, 2009

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing
(3)	3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

	3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

	4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

Exhibit Numbers		Description and Method of Filing
	4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.11	9.375% Capital Securities Note is incorporated by reference to Exhibit 4.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

	4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	4.14	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

	10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	10.2	Form of Waiver of Senior Executive Officers is attached hereto as Exhibit 10.2.*

	10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna is attached hereto as Exhibit 10.3.*

	10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is attached hereto as Exhibit 10.4.*

	10.5	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.3* of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.* First Amendment to Employment Agreement, dated February 27, 2009, between Susquehanna and Eddie L. Dunklebarger is attached hereto as Exhibit 10.5*

	10.6	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is attached hereto as Exhibit 10.6.*

	10.7	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, is attached hereto as Exhibit 10.7.*

	10.8	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is attached hereto as Exhibit 10.8.*

	10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is attached hereto as Exhibit 10.9.*

Exhibit Numbers		Description and Method of Filing
	10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is attached hereto as Exhibit 10.10.*

	10.11	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert is attached hereto as Exhibit 10.11.* First Amendment to Employment Agreement, dated February 27, 2009, between Susquehanna and Jeffrey M. Seibert is attached hereto as Exhibit 10.11*

	10.12	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is attached hereto as Exhibit 10.12.*

	10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is attached hereto as Exhibit 10.13.*

	10.14	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is attached hereto as Exhibit 10.14.*

	10.15	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is attached hereto as Exhibit 10.15.*

	10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is attached hereto as Exhibit 10.16.*

	10.17	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is attached hereto as Exhibit 10.17.*

	10.18	Description of cash bonus paid to Bernard A. Francis, Jr. is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed October 15, 2008.*

	10.19	Description of 2008 Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008. Description of termination of the cash incentive component of the 2008 Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed September 29, 2008.*

	10.20	Description of base salaries and discretionary grants of equity compensation in the form of nonqualified stock options and restricted stock for the year ended December 31, 2008 to Susquehanna’s named executive officers is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.*

	10.21	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is attached hereto as Exhibit 10.21.*

	10.22	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is attached hereto as Exhibit 10.22.*

	10.23	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.24	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

	10.25	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

Exhibit Numbers		Description and Method of Filing
	10.26	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is attached hereto as Exhibit 10.26.*

	10.27	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.28	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.29	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.30	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.31	Director Compensation Schedule, effective January 1, 2009, is attached hereto as Exhibit 10.31.*

	10.32	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.*

	10.33	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.34	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is incorporated by reference to Exhibit 10.28 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.35	Description of Eddie L. Dunklebarger term life insurance policy is attached hereto as Exhibit 10.35.*

	10.36	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual

Exhibit Numbers		Description and Method of Filing
Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.30 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tenth Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.36.

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