Form 10-Q
period 2009-03-31
SUSQUEHANNA BANCSHARES INC
filed 2009-05-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes  ☐    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2009, there were 86,242,033 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands, except share data)
Assets
Cash and due from banks	$237,114	$237,701	$292,904
Unrestricted short-term investments	123,001	119,146	134,113

Cash and cash equivalents	360,115	356,847	427,017
Restricted short-term investments	50	214	237
Securities available for sale	1,842,063	1,870,746	2,033,924
Securities held to maturity (fair values approximate $9,092; $9,145; and $9,293)	9,092	9,145	9,293
Loans and leases, net of unearned income	9,766,063	9,653,873	8,887,005
Less: Allowance for loan and lease losses	132,164	113,749	92,995

Net loans and leases	9,633,899	9,540,124	8,794,010

Premises and equipment, net	172,186	173,269	180,306
Foreclosed assets	13,216	10,313	14,947
Accrued income receivable	41,307	40,486	44,273
Bank-owned life insurance	355,233	353,771	347,560
Goodwill	1,017,586	1,017,551	949,499
Intangible assets with finite lives	51,389	54,044	55,767
Other assets	237,064	256,478	236,274

Total Assets	$13,733,200	$13,682,988	$13,093,107

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,242,979	$1,201,416	$1,232,754
Interest-bearing demand	2,780,871	2,528,475	2,744,201
Savings	731,166	695,275	725,152
Time	2,976,434	3,045,653	2,739,256
Time of $100 or more	1,408,350	1,595,674	1,422,114

Total deposits	9,139,800	9,066,493	8,863,477
Short-term borrowings	898,198	910,219	510,648
FHLB borrowings	1,060,626	1,069,784	1,289,999
Long-term debt	176,255	176,284	150,298
Junior subordinated debentures	271,927	271,798	271,371
Accrued interest, taxes, and expenses payable	57,116	55,126	63,673
Deferred taxes	90,851	87,695	133,307
Other liabilities	105,164	99,671	77,026

Total Liabilities	11,799,937	11,737,070	11,359,799

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 300,000 at March 31, 2009; 300,000 at December 31, 2008; and 0 at March 31, 2008	291,115	290,700	0
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,242,033 at March 31, 2009; 86,174,285 at December 31, 2008; and 85,977,455 at March 31, 2008	172,484	172,349	171,955
Additional paid-in capital	1,055,809	1,055,255	1,040,052
Retained earnings	493,503	512,924	525,454
Accumulated other comprehensive loss, net of taxes of $42,887; $45,936; and $2,236, respectively	(79,648)	(85,310)	(4,153)

Total Shareholders’ Equity	1,933,263	1,945,918	1,733,308

Total Liabilities and Shareholders’ Equity	$13,733,200	$13,682,988	$13,093,107

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$137,019	$150,757
Securities:
Taxable	19,620	22,447
Tax-exempt	3,682	2,762
Dividends	962	1,505
Short-term investments	287	1,022

Total interest income	161,570	178,493

Interest Expense:
Deposits:
Interest-bearing demand	6,818	11,239
Savings	720	1,542
Time	39,697	43,608
Short-term borrowings	1,065	3,325
FHLB borrowings	10,060	12,756
Long-term debt	7,940	7,842

Total interest expense	66,300	80,312

Net interest income	95,270	98,181
Provision for loan and lease losses	35,000	9,837

Net interest income, after provision for loan and lease losses	60,270	88,344

Noninterest Income:
Service charges on deposit accounts	9,549	11,088
Vehicle origination, servicing, and securitization fees	2,086	3,428
Asset management fees	5,969	4,845
Income from fiduciary-related activities	1,725	2,294
Commissions on brokerage, life insurance, and annuity sales	1,673	1,688
Commissions on property and casualty insurance sales	3,817	3,913
Income from bank-owned life insurance	1,637	3,526
Net gain on sale of loans and leases	1,697	1,325
Net realized gain on securities	24	88
Other	14,043	10,707

Total noninterest income	42,220	42,902

Noninterest Expenses:
Salaries and employee benefits	47,564	46,045
Occupancy	9,488	9,455
Furniture and equipment	3,751	4,080
Advertising and marketing	2,195	4,176
FDIC insurance	6,044	247
Amortization of intangible assets	2,655	2,507
Vehicle lease disposal	2,979	2,195
Other	20,152	23,256

Total noninterest expenses	94,828	91,961

Income before income taxes	7,662	39,285
Provision for income taxes	1,637	11,265

Net Income	6,025	28,020
Preferred stock dividends and accretion	4,165	0

Net Income Available to Common Shareholders	$1,860	$28,020

Earnings per common share:
Basic	$0.02	$0.33
Diluted	$0.02	$0.33
Cash dividends per common share	$0.26	$0.26
Average common shares outstanding:
Basic	86,152	85,922
Diluted	86,156	85,963

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$6,025	$28,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,510	6,372
Provision for loan and lease losses	35,000	9,837
Realized gain on available-for-sale securities, net	(24)	(88)
Deferred income taxes	106	(2,664)
Gain on sale of loans and leases	(1,697)	(1,325)
Loss on sale of foreclosed assets	252	41
Mortgage loans originated for sale	(79,290)	(57,102)
Proceeds from sale of mortgage loans originated for sale	71,499	48,450
Loans and leases originated/acquired for sale, net of payments received	(44,663)	(68,739)
Payments received on leases transferred from held for sale to held for investment	17,040	0
Increase in cash surrender value of bank-owned life insurance	(1,462)	(3,360)
(Increase) decrease in accrued interest receivable	(821)	2,492
(Decrease) increase in accrued interest payable	(1,335)	721
Increase in accrued expenses and taxes payable	3,325	2,083
Other, net	23,454	11,799

Net cash provided by (used in) operating activities	33,919	(23,463)

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	164	5
Activity in available-for-sale securities:
Sales	218	5,433
Maturities, repayments, and calls	111,973	180,523
Purchases	(70,758)	(158,143)
Net increase in loans and leases	(97,021)	(35,549)
Cash flows received from retained interests	4,046	5,885
Proceeds from bank-owned life insurance	0	378
Proceeds from sale of foreclosed assets	2,202	2,518
Additions to premises and equipment, net	(2,862)	(4,363)

Net cash used in investing activities	(52,038)	(3,313)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	73,307	(81,642)
Net decrease in short-term borrowings	(12,021)	(57,764)
Net increase in short-term FHLB borrowings	0	55,000
Proceeds from long-term FHLB borrowings	0	150,000
Repayment of long-term FHLB borrowings	(15,528)	(60,760)
Repayment of long-term debt	(29)	(5)
Proceeds from issuance of common stock	689	1,287
Tax benefit from exercise of stock options	0	16
Cash dividends paid	(25,031)	(22,346)

Net cash provided by (used in) financing activities	21,387	(16,214)

Net change in cash and cash equivalents	3,268	(42,990)
Cash and cash equivalents at January 1	356,847	470,007

Cash and cash equivalents at March 31	$360,115	$427,017

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$67,635	$79,591
Income tax payments	$961	$455
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$5,493	$5,604
Leases acquired in clean-up calls	$0	$32,140
Accretion of preferred stock discount	$415	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$0	85,935,315	$171,810	$1,038,894	$522,268	($3,958)	$1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”					(2,488)		(2,488)

Comprehensive income:
Net income					28,020		28,020
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $57						1,146	1,146
Change in unrealized gain on recorded interests in securitized assets, net of taxes						1,854	1,854
Change in unrealized loss on cash flow hedges, net of taxes						(3,195)	(3,195)

Total comprehensive income							27,825

Common stock and options issued under employee benefit plans (including related tax benefit of $16)		42,140	145	1,158			1,303
Cash dividends declared ($0.26 per share)					(22,346)		(22,346)

Balance at March 31, 2008	$0	85,977,455	$171,955	$1,040,052	$525,454	($4,153)	$1,733,308

Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	($85,310)	$1,945,918

Comprehensive income:
Net income					6,025		6,025
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $16						7,693	7,693
Change in unrealized gain on recorded interests in securitized assets, net of taxes						2,112	2,112
Change in unrealized loss on cash flow hedges, net of taxes						(4,143)	(4,143)

Total comprehensive income							11,687

Common stock and options issued under employee benefit plans		67,748	135	554			689
Accretion of discount on preferred stock	415				(415)		0
Cash dividends paid on preferred stock					(2,625)		(2,625)
Cash dividends declared on common stock ($0.26 per share)					(22,406)		(22,406)

Balance at March 31, 2009	$291,115	86,242,033	$172,484	$1,055,809	$493,503	($79,648)	$1,933,263

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2009 and 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 85 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Adopted Accounting Pronouncements.

In April, 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies FAS No. 141 (revised 2007), “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this FSP has had no material impact on results of operation or financial condition.

In January 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 was effective for reporting periods ending after December 15, 2008. Adoption of this FSP has had no material impact on results of operation or financial condition.

In November 2008, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments and was effective for fiscal years beginning on or after December 15, 2008. Adoption of this EITF issue has had no material impact on results of operation or financial condition.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP has had no material impact on results of operation or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counter- parties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. FAS 140-3 was effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of this FSP has had no material impact on results of operation or financial condition.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) was effective for fiscal years beginning after December 15, 2008. At March 31, 2009, adoption of this Statement has had no material impact on results of operation or financial condition.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 was effective for fiscal years beginning after December 15, 2008. Adoption of this Statement has had no material impact on results of operation or financial condition.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for interim and annual periods ending after June 15, 2009. Susquehanna has evaluated the impact of the FSPs and does not anticipate a material impact on results of operation or financial condition.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This staff position amends FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. Susquehanna is evaluating the impact of FSP No. FAS 132(R)-1.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

Amortized costs and fair values of securities were as follows:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Government agencies	$402,278	$415,514	$427,905	$444,022
State & municipal	344,764	343,306	316,829	308,546
Mortgage-backed	1,004,959	921,950	1,047,787	965,853
Other debt securities	28,712	16,034	28,784	6,364
Equities	147,754	145,259	147,681	145,961

	1,928,467	1,842,063	1,968,986	1,870,746

Held-to-maturity:
State & municipal	4,542	4,542	4,595	4,595
Other	4,550	4,550	4,550	4,550

	9,092	9,092	9,145	9,145

Total investment securities	$1,937,559	$1,851,155	$1,978,131	$1,879,891

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.

	Less than 12 Months		12 Months or More		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$19,931	$69	$0	$0	$19,931	$69
States and political subdivisions	155,963	5,758	8,296	731	164,259	6,489
Mortgage-backed securities	136,469	28,482	149,134	80,170	285,603	108,652
Other debt securities	2,187	2,024	13,847	10,654	16,034	12,678
Equity securities	579	359	2,912	2,488	3,491	2,847

	$315,129	$36,692	$174,189	$94,043	$489,318	$130,735

The decrease in unrealized losses, from December 31, 2008 to March 31, 2009, is primarily the result of the use of cash flow models to determine the fair values of certain other debt securities in an inactive market at March 31, 2009. At December 31, 2008, Susquehanna used broker prices to determine those fair values.

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

Mortgage-backed securities include issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and $283,936 of other non-agency issuers. All of the non-agency issues were at least investment grade. None of Susquehanna’s mortgage-backed securities include subprime or Alt-A components, and management’s analysis of the underlying assets found that the unrealized losses in this category were caused principally by decreased liquidity and larger risk premiums in the marketplace.

Other debt securities are comprised of corporate synthetic collateralized debt obligations and pooled trust preferred securities. The bulk of the unrealized losses in this category were related to the pooled trust preferred securities, since the corporate synthetic collateralized debt obligations have been written down. Management believes that the unrealized losses on the pooled trust preferred securities were principally a result of decreased liquidity and larger risk premiums in the marketplace.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 4. Loans and Leases

Loans and leases, net of unearned income, were as follows:

	March 31, 2009	December 31, 2008
Commercial, financial, and agricultural	$2,222,518	$2,169,262
Real estate - construction	1,308,187	1,313,647
Real estate secured - residential	2,303,210	2,298,709
Real estate secured - commercial	2,912,866	2,875,502
Consumer	315,663	314,051
Leases	703,619	682,702

Total loans and leases	$9,766,063	$9,653,873

Nonaccrual loans and leases	$153,527	$105,313
Loans and leases contractually past due 90 days and still accruing	26,620	22,316
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	260,353	215,690

Net investment in direct financing leases was as follows:

	March 31, 2009	December 31, 2008
Minimum lease payments receivable	$449,379	$443,703
Estimated residual value of leases	333,210	318,850
Unearned income under lease contracts	(78,970)	(79,851)

Total leases	$703,619	$682,702

An analysis of impaired loans, as of March 31, 2009 and December 31, 2008, is as follows:

Impaired loans without a related reserve	$36,268	$21,388
Impaired loans with a reserve	84,352	62,092

Total impaired loans	$120,620	$83,480

Reserve for impaired loans	$25,451	$14,454

An analysis of impaired loans for the three months ended March 31, 2009 and 2008, is as follows:

	Three Months Ended March 31,
	2009	2008
Average balance of impaired loans	$126,422	$53,779
Interest income on impaired loans (cash-basis)	1,149	47

NOTE 5. Goodwill

Susquehanna tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. Susquehanna performed its annual goodwill impairment test as of May 31, 2008 and determined that there was no impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that Susquehanna’s market capitalization has been below the book value of its equity, Susquehanna has performed interim goodwill impairment tests, as required by FAS No. 142, as of March 31, 2009 and December 31, 2008. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

Based upon our analyses at March 31, 2009 and December 31, 2008, the fair value of each of Susquehanna’s reporting units exceeded its book value, and there was no goodwill impairment. However, due to the ongoing turmoil in market conditions, Susquehanna will continue to monitor and evaluate the carrying value of goodwill for possible future impairment.

NOTE 6. Borrowings

Short-term borrowings were as follows:

	March 31, 2009	December 31, 2008
Securities sold under repurchase agreements	$364,415	$375,317
Federal funds purchased	225,000	480,000
Treasury tax and loan notes	8,783	4,902
Federal Reserve term auction facility	300,000	50,000

Total short-term borrowings	$898,198	$910,219

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009			2008
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$1,860	86,152	$0.02	$28,020	85,922	$0.33
Effect of Diluted Securities:
Stock options and restricted shares outstanding		4			41

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$1,860	86,156	$0.02	$28,020	85,963	$0.33

For the three months ended March 31, 2009 and 2008, average options to purchase 2,358 and 2,327 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents under FAS No. 123(R) were antidilutive. For the three months ended March 31, 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Share-Based Compensation

On February 27, 2009, Susquehanna’s Compensation Committee granted to directors and certain employees nonqualified stock options to purchase an aggregate of 249 shares of common stock with an exercise price of $8.77. In addition, the Committee awarded to directors an aggregate of 15 restricted shares with a grant-date fair value of $8.77.

The fair value of $0.90 for each of the 2009 options and $2.78 for each of the 2008 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2009	2008
Volatility	24.74%	19.70%
Expected dividend yield	6.50%	4.50%
Expected term (in years)	7.0	7.0
Risk-free rate	2.46%	3.33%

NOTE 9. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$1,716	$1,374	$30	$29	$128	$111
Interest cost	1,418	1,330	63	59	162	121
Expected return on plan assets	(1,892)	(2,002)	0	0	0	0
Amortization of prior service cost	4	9	29	31	23	28
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	626	0	16	12	0	0
Curtailments/settlements	204	0	0		0	0

Net periodic benefit cost	$2,076	$711	$138	$131	$341	$288

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $124 to its pension plans and $594 to its other postretirement benefit plan in 2009. As of March 31, 2009, $31 of contributions have been made to its pension plans, and $149 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $93 to fund its pension plan in 2009, for a total of $124, and $445 to its other postretirement benefit plan, for a total of $594.

Changes to Susquehanna’s Retirement Program

On February 24, 2009, Susquehanna notified its employees that changes will be made to the retirement program, effective July 1, 2009. The changes will affect three groups of Susquehanna employees differently - employees for whom there will be no retirement program changes, employees for whom the cash balance plan will be “frozen,” and employees who are not yet eligible to participate in the plan, and who will not be eligible in the future.

These changes are being implemented so that Susquehanna can better manage the financial risk and volatility associated with the Cash Balance Pension Plan. These changes are not expected to reduce costs, and the new program will be cost-neutral.

Note 10. Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS No. 133), as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format.

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

At March 31, 2009, the aggregate amount of derivative assets recorded in other assets was $20,516, and the aggregate amount of derivative liabilities recorded in other liabilities was $27,145. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including interest rate curves and implied volatilities. The estimates of fair value are made by an independent third-party valuation service using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). As part of Susquehanna’s overall valuation process, management evaluates this third-party methodology to ensure that it is representative of exit prices in Susquehanna’s principal markets. These future net cash flows, however, are susceptible to change primarily due to fluctuations in interest rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on estimated valuations. Based on the nature and limited purposes of the derivatives that Susquehanna employs, fluctuation in interest rates have had only a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense, and/or values of assets and liabilities

In addition to making valuation estimates, Susquehanna also faces the risk that certain derivative instruments that have been designated as hedges and currently meet the hedge accounting requirements of FAS No. 133 may not qualify in the future. Further, new interpretations and guidance related to FAS No. 133 may be issued in the future, and Susquehanna cannot predict the possible impact that such guidance may have on its use of derivative instruments.

The majority of Susquehanna’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach. During the first quarter of 2009, there was no hedge ineffectiveness. During 2008, an immaterial amount of hedge was required to be reported in earnings on Susquehanna’s outstanding cash flow hedging relationships.

Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Susquehanna’s OTC derivatives consist of interest rate swaps. Susquehanna has classified its OTC derivatives in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market- observable date, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. Susquehanna generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic swaps, model inputs can generally be verified, and model selection does not involve significant management judgment.

To comply with the provisions of FAS No. 157, “Fair Value Measurements,” Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to Susquehanna’s exposure to the counterparty, and Susquehanna’s own credit spread is applied to the counterparty’s exposure to Susquehanna, and the net credit valuation adjustment is reflected in Susquehanna’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For Susquehanna’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. For counterparties without publicly available credit information, who are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by Susquehanna based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, Susquehanna actively monitors counterparty credit ratings for significant changes.

At March 31, 2009, net credit valuation adjustments reduced the settlement values of Susquehanna’s derivative assets by $1,811 and its derivative liabilities by $4,528. During the first quarter of 2009, Susquehanna recognized income of $295 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although Susquehanna has determined that the majority of the inputs used to values its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors, such as liquidity and bid/offer spreads, which factors were deemed immaterial by Susquehanna as of March 31, 2009.

	Fair Values of Derivative Instruments
	Asset Derivatives March 31, 2009		Liability Derivatives March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts			FHLB borrowings	$7,333
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$20,516	Other liabilities	19,812

Total derivatives		$20,516		$27,145

	Asset Derivatives December 31, 2008		Liability Derivatives December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts			Other liabilities	$939
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$21,895	Other liabilities	21,473

Total derivatives		$21,895		$22,412

The Effect of Derivative Instruments on the Statement of Income

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI Three months ended March 31, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income March 31, 2009
Interest rate contracts:	($4,143)	Interest expense	($135)

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives Three months ended March 31, 2009
Interest rate contracts:	Other income	$295

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Three Months Ended March 31, Net Credit Losses (Recoveries)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	2009	2008
Loans and leases held in portfolio	$9,766,063	$9,653,873	$311,590	$261,504	$16,584	$5,411
Leases securitized	113,018	123,608	227	185	8	85
Home equity loans securitized	274,837	286,577	5,357	5,637	9	18
Leases serviced for others	26,355	31,645	562	1,060	(2)	5

Total loans and leases serviced	$10,180,273	$10,095,703	$317,736	$268,386	$16,599	$5,519

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

	Three Months Ended March 31,
Automobile Leases	2009	2008
Servicing fees received	$280	$989
Other cash flows received from retained interests	1,469	3,587

	Three Months Ended March. 31,
	2009	2008
Home Equity Loans
Additional draws conveyed to the trusts	$11,140	$13,538
Servicing fees received	290	336
Other cash flows received from retained interests	2,577	2,298

There were no proceeds from securitizations nor amounts derecognized for the three-month periods ended March 31, 2009 and 2008 relating to home equity loans and automobile leases.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2009 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of Susquehanna’s interest-only strips.

As of March 31, 2009

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$539	6	4.00%	0.05%	8.82%
Decline in fair value of 10% adverse change			$1	$2	$2
Decline in fair value of 20% adverse change			2	5	4

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$9,760	43	15.00	0.15%	9.77%
Decline in fair value of 10% adverse change			$428	$53	$245
Decline in fair value of 20% adverse change			829	106	475
Variable-rate portion	$3,173	32	30.00	0.15%	9.52%
Decline in fair value of 10% adverse change			$193	$19	$73
Decline in fair value of 20% adverse change			363	38	142
2005 transaction - Interest-Only Strips	$5,761	31	30.00	0.15%	9.46%
Decline in fair value of 10% adverse change			$301	$27	$150
Decline in fair value of 20% adverse change			570	54	290

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 12. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At March 31, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2009 and December 31, 2008, on the consolidated balance sheets and by FAS No. 157 valuation hierarchy.

	March 31, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,842,063	$3,065	$1,816,353	$22,645
Derivatives (1)	20,516	0	20,516	0
Interest-only strips (1)	19,233	0	0	19,233

Total	$1,881,812	$3,065	$1,836,869	$41,878

(1) Included in Other assets

	March 31, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives (2)	$27,145	$0	$27,145	$0

Total	$27,145	$0	$27,145	$0

(2) Included in Other liabilities and FHLB borrowings

	December 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,870,746	$3,877	$1,821,554	$45,315
Derivatives (1)	21,895	0	21,895	0
Interest-only strips (1)	17,565	0	0	17,565

Total	$1,910,206	$3,877	$1,843,449	$62,880

(1) Included in Other assets

	December 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivatives (2)	$21,473	$0	$21,473	$0

Total	$21,473	$0	$21,473	$0

(2) Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended March 31, 2009 and 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest-only Strips	Total
Balance at January 1, 2009	$45,315		$17,565	$62,880
Total gains or losses (realized/unrealized) Included in other comprehensive income (Presented here gross of taxes)	9,686		3,250	12,936
Purchases, issuances, and settlements	(165)		(1,582)	(1,747)
Transfers in and/or out of Level 3	(32,191	)(1)	0	(32,191)

Balance at March 31, 2009	$22,645		$19,233	$41,878

(1) Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest-only Strips	Total
Balance at January 1, 2008	$81,285		$21,138	$102,423
Total gains or losses (realized/unrealized) Included in earnings	2		0	2
Included in other comprehensive income (Presented here gross of taxes)	(7,608)		2,853	(4,755)
Purchases, issuances, and settlements	(470)		(1,761)	(2,231)
Transfers in and/or out of Level 3	0		0	0

Balance at March 31, 2008	$73,209		$22,230	$95,439

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

The following tables present the financial instruments carried at fair value at March 31, 2009 and December 31, 2008, on the consolidated balance sheets and by FAS No. 157 hierarchy.

	March 31, 2009	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$58,901	$0	$0	$58,901

	$58,901	$0	$0	$58,901

Specific reserves identified under FAS No. 114 during the first three months of 2009 totaled $10,997. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at March 31, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	December 31, 2008	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$47,638	$0	$0	$47,638

	$47,638	$0	$0	$47,638

Specific reserves identified under FAS No. 114 during 2008 totaled $10,308. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2008.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2009 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to Susquehanna and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries, Stratton Management Company, LLC and subsidiary (“Stratton”), and The Addis Group, LLC.

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

Executive Commentary

Our results for the first quarter of 2009 were impacted by a number of issues related to the recession, including the industry-wide increase in FDIC insurance premiums, a reduction in net interest margin, and an increase in our provision for loan and lease losses as a result of further deterioration in credit quality. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2009 financial goals as follows:

Updated Financial Goals for 2009

Our updated financial goals for 2009 are as follows:

	Previously Published Goals	Updated Goals
Net interest margin	3.70%	3.50%
Loan growth	8.0%	5.0%
Deposit growth	1.0%	1.0%
Noninterest income growth	6.0%	1.0%
Noninterest expense growth	(1.0%)	4.0%
Tax rate	32.0%	24.0%
Preferred dividend and discount accretion	$16.7 million	$16.7 million

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

Results of Operations

Summary of First Quarter 2009 Compared to First Quarter 2008

Net income available to common shareholders for the first quarter of 2009 was $1.9 million, a decrease of $26.1 million, or 93.4%, from net income available to common shareholders of $28.0 million for the first quarter of 2008. Net interest income decreased 3.0%, to $95.3 million for the first quarter of 2009, from $98.2 million for the first quarter of 2008. Noninterest income decreased 1.6%, to $42.2 million for the first quarter of 2009, from $42.9 million for the first quarter of 2008. Noninterest expenses increased 3.1%, to $94.8 million for the first quarter of 2009, from $92.0 million for the first quarter of 2008.

Additional information is as follows:

	Three Months Ended March 31,
	2009	2008
Diluted Earnings per Common Share	$0.02	$0.33
Return on Average Assets	0.18%	0.87%
Return on Average Equity	1.26%	6.51%
Return on Average Tangible Equity (1)	3.60%	16.35%
Efficiency Ratio	67.38%	63.95%
Net Interest Margin	3.40%	3.71%

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

	Three Months Ended March 31,
	2009	2008
Return on average equity (GAAP basis)	1.26%	6.51%
Effect of excluding average intangible assets and related amortization	2.34%	9.84%
Return on average tangible equity	3.60%	16.35%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended March 31, 2009			For the Three-Month Period Ended March 31, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$122,623	$287	0.95	$124,157	$1,022	3.31
Investment securities:
Taxable	1,606,900	20,582	5.19	1,771,813	23,952	5.44
Tax-advantaged	342,659	5,665	6.70	267,357	4,249	6.39

Total investment securities	1,949,559	26,247	5.46	2,039,170	28,201	5.56

Loans and leases, (net):
Taxable	9,454,551	134,657	5.78	8,594,189	148,456	6.95
Tax-advantaged	220,691	3,634	6.68	189,878	3,540	7.50

Total loans and leases	9,675,242	138,291	5.80	8,784,067	151,996	6.96

Total interest-earning assets	11,747,424	$164,825	5.69	10,947,394	$181,219	6.66

Allowance for loan and lease losses	(118,005)			(89,717)
Other non-earning assets	2,039,130			2,091,989

Total assets	$13,668,549			$12,949,666

Liabilities
Deposits:
Interest-bearing demand	$2,674,774	$6,818	1.03	$2,719,609	$11,239	1.66
Savings	708,570	720	0.41	713,158	1,542	0.87
Time	4,568,870	39,697	3.52	4,140,762	43,608	4.24
Short-term borrowings	834,395	1,065	0.52	542,433	3,325	2.47
FHLB borrowings	1,054,131	10,060	3.87	1,244,179	12,756	4.12
Long-term debt	447,817	7,940	7.19	418,599	7,842	7.53

Total interest-bearing liabilities	10,288,557	$66,300	2.61	9,778,740	$80,312	3.30

Demand deposits	1,190,576			1,179,689
Other liabilities	246,136			259,771

Total liabilities	11,725,269			11,218,200
Equity	1,943,280			1,731,466

Total liabilities and shareholders’ equity	$13,668,549			$12,949,666

Net interest income / yield on average earning assets		$98,525	3.40		$100,907	3.71

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $95.3 million for the first quarter of 2009, as compared to $98.2 million for the same period in 2008. Net interest income as a percentage of net interest income plus noninterest income was 69.3% for the quarter ended March 31, 2009, and 69.6% for the quarter ended March 31, 2008.

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

The $2.9 million decrease in our net interest income for the first quarter of 2009, as compared to the first quarter of 2008, was primarily the result of a decline in our net interest margin of 31 basis points. This reduction in margin was due primarily to a $79.1 million increase in nonaccrual loans and the slightly asset-sensitive position of our balance sheet in a declining interest-rate environment.

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

During the first three months of 2009, we continued to experience a challenging operating environment. Given the economic pressures that are impacting some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $79.1 million increase in nonperforming loans since March 31, 2008 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $35.0 million for the first quarter of 2009, and $9.8 million for the first quarter of 2008.

Of the $153.5 million of non-accrual loans and leases at March 31, 2009 (refer to “Table 3 – Risk Assets”), $120.6 million, or 78.6%, represented non-consumer loans greater than $0.5 million that had been evaluated and considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Of the $120.6 million of impaired loans, $36.3 million, or 30.1%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Net charge-offs for the first quarter of 2009 increased to $16.6 million, or 0.70% of average loans and leases, when compared to net charge-offs for the first quarter of 2008 of $5.4 million, or 0.25% of average loans and leases.

The allowance for loan and lease losses was 1.35% of period-end loans and leases, or $132.2 million, at March 31, 2009; 1.18% of period-end loans and leases, or $113.7 million, at December 31, 2008; and 1.05% of period-end loans and leases, or $93.0 million, at March 31, 2008.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at March 31, 2009. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at March 31, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Balance - Beginning of period	$113,749	$88,569
Additions	35,000	9,837

	148,749	98,406

Charge-offs	(19,019)	(7,365)
Recoveries	2,434	1,954

Net charge-offs	(16,585)	(5,411)

Balance - Period end	$132,164	$92,995

Net charge-offs as a percentage of average loans and leases (annualized)	0.70%	0.25%
Allowance as a percentage of period-end loans and leases	1.35%	1.05%
Average loans and leases	$9,675,242	$8,784,067
Period-end loans and leases	9,766,063	8,887,005

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 30.7% for the first quarter of 2009, and 30.4% for the first quarter of 2008.

Noninterest income decreased $0.7 million, or 1.6%, for the first quarter of 2009, over the first quarter of 2008. This net decrease is primarily a result of the following:

•	Decreased service charges on deposit accounts of $1.5 million;

•	Decreased vehicle origination, servicing, and securitization fees of $1.3 million;

•	Increased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $0.5 million;

•	Decreased income from bank-owned life insurance of $1.9 million; and

•	Increased other of $3.3 million.

Service charges on deposit accounts. The 13.9% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Vehicle origination, servicing, and securitization fees. The 39.2% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitizations have occurred since February 2007 and a reduction in origination fees due to lower volumes, as new vehicle sales have declined significantly.

Wealth management fee income. The 6.1% net increase primarily was the result of the contribution from Stratton, which was acquired on April 30, 2008. However, asset management fees are based on the market value of assets being managed, which has declined as a result of market conditions. As a result, our overall fee income has declined since the third quarter of 2008.

Income from bank-owned life insurance. The 53.6% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Other. The 31.2% increase in other income is the net result of a $6.9 million gain on the sale of our Central Atlantic Merchant Services accounts in March 2009, a general decline in other commissions and fees of $2.2 million for the first quarter of 2009, and a one-time credit of $1.2 million in the first quarter of 2008 relating to Visa’s IPO redemption.

Noninterest Expenses

Noninterest expenses increased $2.9 million, or 3.1%, from $92.0 million for the first quarter of 2008, to $94.8 million for the first quarter of 2009. This net increase is primarily a result of the following:

•	Increased salaries and employee benefits of $1.5 million;

•	Decreased advertising and marketing of $2.0 million;

•	Increased FDIC insurance of $5.8 million; and

•	Decreased other of $3.1 million.

Salaries and employee benefits. The 3.3% net increase is primarily attributable to the acquisition of Stratton on April 30, 2008.

Advertising and marketing. The 47.4% decrease is the result of discretionary reductions in advertising and marketing initiatives.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates, as determined by the FDIC.

Other. The 13.4% net decrease in other expenses is the result of various changes within this category primarily associated with cost-saving initiatives previously announced.

Income Taxes

Our effective tax rate for the first quarter of 2009 was 21.37%. Our effective tax rate for the first quarter of 2008 was 28.68%. The decrease was due to an increase in the percentage of tax-advantaged income relative to total income in 2009 compared to the percentage of tax-advantaged income relative to total income in 2008.

Financial Condition

Summary of March 31, 2009 Compared to December 31, 2008

Total assets at March 31, 2009 were $13.7 billion, an increase of $50.2 million, as compared to total assets at December 31, 2008. Total deposits increased $73.3 million at March 31, 2009, from December 31, 2008. Equity capital was $1.9 billion at March 31, 2009, or $19.04 per common share, and $1.9 billion, or $19.21 per common share, at December 31, 2008. The decline in book value per share primarily was the result of the payment of dividends to common and preferred shareholders totaling $25.0 million in the first quarter of 2009 in excess of net income for the quarter. On April 15, 2009, our board of directors declared a second-quarter dividend of $0.05 per common share, a reduction from the first-quarter dividend of $0.26 per common share. Reducing the quarterly common dividend will enable us to retain approximately $18.0 million in additional capital quarterly.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At March 31, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

For information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. Nevertheless, loans and leases, net of unearned income, increased a modest 1.2%, from $9.7 billion at December 31, 2008 to $9.8 billion at March 31, 2009.

Risk Assets

Total nonperforming assets increased $51.0 million, from December 31, 2008 to March 31, 2009, as presented in Table 3.

Nonaccrual loans and leases increased from $105.3 million at December 31, 2008, to $153.5 million at March 31, 2009. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 1.22% at December 31, 2008 to 1.73% at March 31, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	March 31, 2009	December 31, 2008	March 31, 2008
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases	$153,527	$105,313	$74,462
Restructured loans	2,493	2,566	2,582
Other real estate owned	13,216	10,313	14,947

Total nonperforming assets	$169,236	$118,192	$91,991

As a percentage of period-end loans and leases plus other real estate owned	1.73%	1.22%	1.03%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	85%	105%	121%
Loans and leases contractually past due 90 days and still accruing	$26,620	$22,316	$10,821

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. We performed our annual goodwill impairment test as of May 31, 2008, and determined that there was no impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that our market capitalization has been below the book value of our equity, we have performed interim goodwill impairment tests, as required by FAS No. 142, as of March 31, 2009 and December 31, 2008. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

Based upon our analyses at March 31, 2009 and December 31, 2008, the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, due to the ongoing turmoil in market conditions, we will continue to monitor and evaluate the carrying value of goodwill for possible future impairment.

Deposits

Total deposits increased 0.8% from December 31, 2008 to March 31, 2009. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 3.5%, 10.0%, and 5.2%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds.

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

The minimum Tier 1 capital ratio is 4%; our ratio at March 31, 2009 was 11.13%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at March 31, 2009 was 13.65%. The minimum leverage ratio is 4%; our leverage ratio at March 31, 2009 was 9.76%. We and our bank subsidiary have leverage and risk-weighted ratios well in excess of regulatory requirements, and each entity is considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

Table 4 – Components of Loans and Leases Serviced

	As of March 31, 2009	As of March 31, 2008
	(dollars in thousands)
Lease Securitization Transactions*	$113,018	$394,026
Home Equity Loan Securitization Transactions*	274,837	317,854
Agency Arrangements and Lease Sales*	26,355	52,538
Leases and Loans Held in Portfolio	9,766,063	8,887,005

Total Leases and Loans Serviced	$10,180,273	$9,651,423

*	Off-balance-sheet

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

For additional information concerning the accounting policies for initially measuring interest-only strips, the characteristics of securitization transactions, including the gain or loss from sale, the key assumptions used in measuring the fair value of the interest-only strips, and descriptions of prior years’ securitization transactions, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008:

•	“Securitizations and Off-Balance-Sheet-Financings” on pages 55 through 61;

•

“Note 1. Summary of Significant Accounting Policies” under the captions Asset Securitizations and Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales on pages 80 and 81; and

•	“Note 21. Securitization Activity” on pages 110 through 114.

Also see “Note 11. Securitization Activity” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Equity Market Price Risk

Equity market price risk is the risk related to market fluctuations of equity prices in the securities markets. While we do not have significant risk in our investment portfolio, market price fluctuations may affect fee income generated through our asset management operations. Generally, our fee structure is based on the market value of assets being managed at specific time frames. When market values decline, our fee income also declines.

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2009, our bank subsidiary had approximately $979.8 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $586.6 million more would have been available provided that additional collateral had been pledged.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. As an alternative source of funding, we have pledged the leases previously held for sale, certain auto loans, and certain commercial finance leases to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At March 31, 2009, we had collateralized availability of $423.4 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $123.0 million at March 31, 2009 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At March 31, 2009, our asset/liability position was slightly asset sensitive.

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

For additional information about our derivative financial instruments, refer to “Note 10. Derivative Financial Instruments” and “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our bank subsidiary, Hann and the bank have entered into arrangements with Auto Lenders pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

10.1	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.4 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.2	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.3	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.8 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.5	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.6	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.12 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.7	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is incorporated by reference to Exhibit 10.14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.11	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.12	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.13	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is incorporated by reference to Exhibit 10.21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.14	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.22 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.15	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is incorporated by reference to Exhibit 10.26 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.16	Director Compensation Schedule, effective January 1, 2009, is incorporated by reference to Exhibit 10.31 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.17	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is filed herewith as Exhibit 10.17.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 7, 2009	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

May 7, 2009	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

10.1	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.4 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.2	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.3	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.8 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.5	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.6	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.12 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.7	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is incorporated by reference to Exhibit 10.14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.11	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.12	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.13	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is incorporated by reference to Exhibit 10.21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.14	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.22 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.15	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is incorporated by reference to Exhibit 10.26 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.16	Director Compensation Schedule, effective January 1, 2009, is incorporated by reference to Exhibit 10.31 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.17	Description of grants of nonqualified stock options to Susquehanna’s non-employee directors is filed herewith as Exhibit 10.17.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.