Form 10-Q
period 2009-06-30
SUSQUEHANNA BANCSHARES INC
filed 2009-08-06
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☒

As of July 31, 2009, there were 86,325,977 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008	June 30, 2008
	(in thousands, except share data)
Assets
Cash and due from banks	$336,074	$237,701	$334,566
Unrestricted short-term investments	93,449	119,146	83,408

Cash and cash equivalents	429,523	356,847	417,974
Restricted short-term investments	50	214	238
Securities available for sale	1,780,226	1,870,746	2,024,264
Securities held to maturity (fair values approximate $9,041; $9,145; and $9,245)	9,041	9,145	9,245
Loans and leases, net of unearned income	9,916,618	9,653,873	9,227,969
Less: Allowance for loan and lease losses	157,517	113,749	96,033

Net loans and leases	9,759,101	9,540,124	9,131,936

Premises and equipment, net	171,351	173,269	179,342
Foreclosed assets	25,809	10,313	10,510
Accrued income receivable	39,695	40,486	41,357
Bank-owned life insurance	356,199	353,771	350,504
Goodwill	1,018,031	1,017,551	1,014,527
Intangible assets with finite lives	48,741	54,044	59,693
Other assets	234,716	256,478	265,131

Total Assets	$13,872,483	$13,682,988	$13,504,721

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,253,124	$1,201,416	$1,283,496
Interest-bearing demand	2,831,315	2,528,475	2,652,144
Savings	746,164	695,275	752,901
Time	2,887,967	3,045,653	2,681,089
Time of $100 or more	1,307,379	1,595,674	1,618,831

Total deposits	9,025,949	9,066,493	8,988,461
Short-term borrowings	1,151,312	910,219	750,864
FHLB borrowings	1,049,943	1,069,784	1,382,769
Long-term debt	176,274	176,284	151,293
Junior subordinated debentures	272,059	271,798	271,512
Accrued interest, taxes, and expenses payable	59,497	55,126	50,917
Deferred taxes	92,234	87,695	117,696
Other liabilities	95,376	99,671	74,753

Total Liabilities	11,922,644	11,737,070	11,788,265

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 300,000 at June 30, 2009; 300,000 at December 31, 2008; and 0 at June 30, 2008	291,529	290,700	0
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,325,977 at June 30, 2009; 86,174,285 at December 31, 2008; and 86,044,328 at June 30, 2008	172,652	172,349	172,089
Additional paid-in capital	1,056,298	1,055,255	1,043,595
Retained earnings	477,250	512,924	532,301
Accumulated other comprehensive loss, net of taxes of $25,787; $45,936; and $16,977, respectively	(47,890)	(85,310)	(31,529)

Total Shareholders’ Equity	1,949,839	1,945,918	1,716,456

Total Liabilities and Shareholders’ Equity	$13,872,483	$13,682,988	$13,504,721

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$138,731	$145,112	$275,750	$295,869
Securities:
Taxable	17,951	21,743	37,571	44,190
Tax-exempt	3,736	3,199	7,420	5,961
Dividends	989	1,494	1,950	2,999
Short-term investments	188	427	475	1,449

Total interest income	161,595	171,975	323,166	350,468

Interest Expense:
Deposits:
Interest-bearing demand	5,785	8,574	12,603	19,813
Savings	388	1,296	1,108	2,838
Time	36,241	39,250	75,938	82,858
Short-term borrowings	1,070	2,864	2,135	6,189
FHLB borrowings	10,093	13,229	20,153	25,985
Long-term debt	7,913	7,704	15,855	15,546

Total interest expense	61,490	72,917	127,792	153,229

Net interest income	100,105	99,058	195,374	197,239
Provision for loan and lease losses	50,000	13,765	85,000	23,602

Net interest income, after provision for loan and lease losses	50,105	85,293	110,374	173,637

Noninterest Income:
Service charges on deposit accounts	9,402	11,767	18,951	22,855
Vehicle origination, servicing, and securitization fees	1,701	2,070	3,787	5,498
Asset management fees	6,217	6,911	12,187	11,756
Income from fiduciary-related activities	1,742	2,229	3,468	4,523
Commissions on brokerage, life insurance, and annuity sales	1,886	2,000	3,559	3,689
Commissions on property and casualty insurance sales	2,968	3,055	6,785	6,968
Income from bank-owned life insurance	1,146	3,406	2,782	6,932
Net gain on sale of loans and leases	3,302	1,779	4,999	3,104
Net realized gain on sales of securities	327	119	352	207
Other-than-temporary impairment of securities related to credit losses	(937)	0	(937)	0
Other	7,043	11,349	21,084	22,055

Total noninterest income	34,797	44,685	77,017	87,587

Noninterest Expenses:
Salaries and employee benefits	49,515	47,073	97,079	93,118
Occupancy	9,575	8,855	19,063	18,310
Furniture and equipment	3,591	4,029	7,342	8,109
Advertising and marketing	2,395	3,010	4,590	7,186
FDIC insurance	9,947	252	15,991	499
Amortization of intangible assets	2,648	2,688	5,303	5,195
Vehicle lease disposal	3,548	3,331	6,526	5,525
Other	21,938	21,066	42,089	44,322

Total noninterest expenses	103,157	90,304	197,983	182,264

(Loss) income before income taxes	(18,255)	39,674	(10,592)	78,960
(Benefit from) provision for income taxes	(10,478)	10,473	(8,840)	21,738

Net (Loss) Income	(7,777)	29,201	(1,752)	57,222
Preferred stock dividends and accretion	4,165	0	8,329	0

Net (Loss) Income Applicable to Common Shareholders	$(11,942)	$29,201	$(10,081)	$57,222

Earnings per common share:
Basic	$(0.14)	$0.34	$(0.12)	$0.67
Diluted	$(0.14)	$0.34	$(0.12)	$0.67
Cash dividends per common share	$0.05	$0.26	$0.31	$0.52
Average common shares outstanding:
Basic	86,213	85,936	86,183	85,929
Diluted	86,213	85,970	86,183	85,968

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,752)	$57,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,912	13,051
Provision for loan and lease losses	85,000	23,602
Realized loss (gain) on available-for-sale securities, net	585	(207)
Deferred income taxes	(15,610)	(3,534)
Gain on sale of loans and leases	(4,999)	(3,104)
Loss (gain) on sale of foreclosed assets	377	(884)
Gain of sale of branch	(402)	0
Mortgage loans originated for sale	(196,136)	(111,601)
Proceeds from sale of mortgage loans originated for sale	182,136	93,991
Loans and leases originated/acquired for sale, net of payments received	(95,042)	(161,495)
Payments received on leases transferred from held for sale to held for investment	39,757	0
Increase in cash surrender value of bank-owned life insurance	(2,428)	(6,594)
Decrease in accrued interest receivable	791	5,408
Decrease in accrued interest payable	(6,206)	(4,246)
Increase (decrease) in accrued expenses and taxes payable	10,577	(5,706)
Other, net	22,169	(29,849)

Net cash provided by (used in) operating activities	30,729	(133,946)

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	164	4
Activity in available-for-sale securities:
Sales	13,313	11,388
Maturities, repayments, and calls	259,904	290,950
Purchases	(141,839)	(309,023)
Net increase in loans and leases	(250,613)	(284,565)
Cash flows received from retained interests	11,478	19,650
Proceeds from bank-owned life insurance	0	668
Proceeds from sale of foreclosed assets	5,047	8,698
Acquisitions	0	(69,366)
Additions to premises and equipment, net	(5,869)	(7,161)

Net cash used in investing activities	(108,415)	(338,757)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(26,732)	43,342
Sale of branch deposits	(13,410)	0
Net increase in short-term borrowings	241,093	182,452
Net increase in short-term FHLB borrowings	0	175,000
Proceeds from long-term FHLB borrowings	0	200,000
Repayment of long-term FHLB borrowings	(18,832)	(137,990)
Repayment of long-term debt	(10)	(10)
Proceeds from issuance of common stock	1,346	2,559
Tax benefit from exercise of stock options	0	18
Cash dividends paid	(33,093)	(44,701)

Net cash provided by financing activities	150,362	420,670

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	72,676	(52,033)
Cash and cash equivalents at January 1	356,847	470,007

Cash and cash equivalents at June 30	$429,523	$417,974

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$133,998	$157,475
Income tax payments	$2,210	$14,206
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$25,976	$6,961
Leases acquired in clean-up calls	$0	$32,140
Accretion of preferred stock discount	$829	$0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2008	$0	85,935,315	$171,810	$1,038,894	$522,268	$(3,958)	$1,729,014

Cumulative-effect adjustment relating to adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”					(2,488)		(2,488)

Comprehensive income:
Net income					57,222		57,222
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $135						(28,069)	(28,069)
Change in unrealized gain on recorded interests in securitized assets, net of taxes						1,360	1,360
Change in unrealized loss on cash flow hedges, net of taxes						(862)	(862)

Total comprehensive income							29,651

Common stock and options issued under employee benefit plans (including related tax benefit of $18)		109,013	279	2,298			2,577
Adjustments relating to the Community acquisition				2,403			2,403
Cash dividends paid ($0.52 per share)					(44,701)		(44,701)

Balance at June 30, 2008	$0	86,044,328	$172,089	$1,043,595	$532,301	$(31,529)	$1,716,456

Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	$(85,310)	$1,945,918

Comprehensive income:
Net loss					(1,752)		(1,752)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $229						25,812	25,812
Change in unrealized gain on recorded interests in securitized assets, net of taxes						1,816	1,816
Change in unrealized gain on cash flow hedges, net of taxes						9,792	9,792

Total comprehensive income							35,668

Common stock and options issued under employee benefit plans		151,692	303	1,043			1,346
Accretion of discount on preferred stock	829				(829)		0
Cash dividends paid on preferred stock					(6,375)		(6,375)
Cash dividends paid on common stock ($0.31 per share)					(26,718)		(26,718)

Balance at June 30, 2009	$291,529	86,325,977	$172,652	$1,056,298	$477,250	$(47,890)	$1,949,839

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2009 and 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 85 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Adopted Accounting Pronouncements.

In May 2009, the Financial Accounting Standards Board issued Statement No. 165, “Subsequent Events.” Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this Statement has had no material impact on results of operations or financial condition. See Note 13 for the disclosures required by this Statement.

In April 2009, the Financial Accounting Standards Board issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs were effective for interim and annual periods ending after June 15, 2009. Adoption of these FSPs has had no material impact on results of operations or financial condition.

In April, 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies FAS No. 141 (revised 2007), “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this FSP has had no material impact on results of operations or financial condition.

In January 2009, the Financial Accounting Standards Board issued FASB Staff Position FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 was effective for reporting periods ending after December 15, 2008. Adoption of this FSP has had no material impact on results of operations or financial condition.

In November 2008, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments and was effective for fiscal years beginning on or after December 15, 2008. Adoption of this EITF issue has had no material impact on results of operations or financial condition.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP has had no material impact on results of operations or financial condition.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counter- parties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. FAS 140-3 was effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of this FSP has had no material impact on results of operations or financial condition.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) was effective for fiscal years beginning after December 15, 2008. At March 31, 2009, adoption of this Statement has had no material impact on results of operations or financial condition.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 was effective for fiscal years beginning after December 15, 2008. Adoption of this Statement has had no material impact on results of operations or financial condition.

Recently Issued Accounting Pronouncements.

In June 2009, The Financial Accounting Standards Board issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” Statement No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Susquehanna is evaluating the impact of this Statement.

In June 2009, The Financial Accounting Standards Board issued Statement No. 166, “Accounting for Transfers of Financial Assets” (an amendment of FASB Statement No. 140), and Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Statement No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both Statements are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, with earlier application prohibited. Susquehanna is evaluating the impact of these Statements.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2009 and December 31, 2008, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2009
Available-for-Sale:
U.S. Government agencies	$338,874	$12,393	$51	$351,216
Obligations of states and political subdivisions	341,501	5,252	8,930	337,823
Agency residential mortgage-backed securities	601,148	20,384	905	620,627
Non-agency residential mortgage-backed securities	190,118	0	50,021	140,097
Commercial mortgage-backed securities	192,495	0	21,337	171,158
Synthetic collateralized debt obligations (1)	1,513	0	0	1,513
Other structured financial products	26,202	0	12,954	13,248
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,838	313	2,674	24,477

	1,838,756	38,342	96,872	1,780,226

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,491	0	0	4,491

	9,041	0	0	9,041

Total investment securities	$1,847,797	$38,342	$96,872	$1,789,267

(1)	An other-than-temporary impairment of $937 was recognized in earnings in the second quarter of 2009 because additional credit events have occurred in the underlying reference companies.

At December 31, 2008
Available-for-Sale:
U.S. Government agencies	$427,905	$16,117	$0	$444,022
Obligations of states and political subdivisions	316,829	1,787	10,070	308,546
Mortgage-backed securities	1,047,787	20,973	102,907	965,853
Other debt obligations	28,784	0	22,420	6,364
Equity securities	147,681	306	2,026	145,961

	1,968,986	39,183	137,423	1,870,746

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,595	0	0	4,595

	9,145	0	0	9,145

Total investment securities	$1,978,131	$39,183	$137,423	$1,879,891

At June 30, 2009 and December 31, 2008, investment securities with carrying values of $1,377,699 and $1,318,894, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, and residential and commercial mortgage-backed securities, at June 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale:
Within one year	$44,074	$44,755
After one year but within five years	398,202	410,111
After five years but within ten years	103,190	104,039
After ten years	1,146,385	1,076,777

	1,691,851	1,635,682

Securities held-to-maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	9,041	9,041

	9,041	9,041

Total debt securities	$1,700,892	$1,644,723

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses are recognized using the specific identification method and are included in noninterest income.

	For the Three Months Ended June 30,
	2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$327	$0	$119	$0
Gross losses	0	0	0	0
Other-than-temporary impairment	(937)	0	0	0

Net (losses) gains	$(610)	$0	$119	$0

	For the Six Months Ended June 30,
	2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$352	$0	$209	$0
Gross losses	0	0	(2)	0
Other-than-temporary impairment	(937)	0	0	0

Net (losses) gains	$(585)	$0	$207	$0

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008

June 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$9,949	$51	$0	$0	$9,949	$51
Obligations of states and political subdivisions	143,660	6,126	28,737	2,804	172,397	8,930
Agency residential mortgage-backed securities	36,829	905	0	0	36,829	905
Non-agency residential mortgage-backed securities	0	0	137,197	50,021	137,197	50,021
Commercial mortgage-backed securities	108,212	10,339	62,945	10,998	171,157	21,337
Other structured financial products	0	0	13,248	12,954	13,248	12,954
Other equity securities	16,903	114	2,895	2,560	19,798	2,674

	$315,553	$17,535	$245,022	$79,337	$560,575	$96,872

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$218,184	$9,842	$1,586	$228	$219,770	$10,070
Mortgage-backed securities	316,874	102,907	0	0	316,874	102,907
Other debt obligations	2,396	1,812	3,968	20,608	6,364	22,420
Other equity securities	1,111	443	19,462	1,583	20,573	2,026

	$538,565	$115,004	$25,016	$22,419	$563,581	$137,423

Non-agency residential mortgage-backed securities (17 securities in loss positions). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Commercial mortgage-backed securities. Commercial mortgage-backed securities are comprised of sixteen issues, all of which were in unrealized-loss positions. Management has analyzed the assets underlying these non-agency issues with respect to defaults, loan to collateral ratios, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Susquehanna does not have the intent to sell any of its available-for-sale securities, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 4. Loans and Leases

Loans and Leases, net of unearned income

	June 30, 2009	December 31, 2008
Commercial, financial, and agricultural	$2,138,732	$2,063,942
Real estate - construction	1,282,201	1,313,647
Real estate secured - residential	2,344,976	2,298,709
Real estate secured - commercial	2,977,682	2,875,502
Consumer	433,511	419,371
Leases	739,516	682,702

Total loans and leases	$9,916,618	$9,653,873

Nonaccrual loans and leases	$199,354	$105,313
Loans and leases contractually past due 90 days and still accruing	24,263	22,316
Troubled debt restructurings	30,799	2,566
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	310,732	215,690

Net investment in direct financing leases was as follows:

	June 30, 2009	December 31, 2008
Minimum lease payments receivable	$477,141	$443,703
Estimated residual value of leases	343,644	318,850
Unearned income under lease contracts	(81,269)	(79,851)

Total leases	$739,516	$682,702

Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance - Beginning of period	$132,164	$92,995	$113,749	$88,569
Additions	50,000	13,765	85,000	23,602

	182,164	106,760	198,749	112,171

Charge-offs	(26,848)	(12,726)	(45,867)	(20,091)
Recoveries	2,201	1,999	4,635	3,953

Net charge-offs	(24,647)	(10,727)	(41,232)	(16,138)

Balance - Period end	$157,517	$96,033	$157,517	$96,033

Impaired Loans

An analysis of impaired loans, as of June 30, 2009 and December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008
Impaired loans without a related reserve	$50,410	$21,388
Impaired loans with a reserve	144,465	62,092

Total impaired loans	$194,875	$83,480

Reserve for impaired loans	$41,939	$14,454

An analysis of impaired loans for the three months and six months ended June 30, 2009 and 2008, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average balance of impaired loans	$211,851	$47,388	$169,137	$50,584
Interest income on impaired loans (cash-basis)	1,802	84	2,951	131

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

Susquehanna performed its annual goodwill impairment test in the second quarter of 2009 and determined that the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions and the fact that Susquehanna’s market capitalization has been below the book value of its equity, Susquehanna will continue to perform interim goodwill impairment tests, as required by generally accepted accounting principles in the United States, to evaluate the carrying value of goodwill for possible future impairment.

NOTE 6. Borrowings

Short-term borrowings were as follows:

	June 30, 2009	December 31, 2008
Securities sold under repurchase agreements	$363,762	$375,317
Federal funds purchased	425,000	480,000
Treasury tax and loan notes	10,000	4,902
Federal Reserve term auction facility	350,000	50,000
Other	2,550	0

Total short-term borrowings	$1,151,312	$910,219

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009			2008
	Loss	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
(Loss) income applicable to common shareholders	$(11,942)	86,213	$(0.14)	$29,201	85,936	$0.34
Effect of Diluted Securities:
Stock options and restricted shares outstanding		0			34

Diluted Earnings per Share:
(Loss) income applicable to common shareholders and assuming conversion	$(11,942)	86,213	$(0.14)	$29,201	85,970	$0.34

For the three months ended June 30, 2009 and 2008, average options to purchase 2,506 and 2,095 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended June 30, 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

	For the Six Months Ended June 30,
	2009			2008
	Loss	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
(Loss) income applicable to common shareholders	$(10,081)	86,183	$(0.12)	$57,222	85,929	$0.67
Effect of Diluted Securities:
Stock options and restricted shares outstanding		0			39

Diluted Earnings per Share:
(Loss) income applicable to common shareholders and assuming conversion	$(10,081)	86,183	$(0.12)	$57,222	85,968	$0.67

For the six months ended June 30, 2009 and 2008, average options to purchase 2,506 and 2,095 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the six months ended June 30, 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

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

The fair value of $0.90 for each of the 2009 options and $2.78 for each of the 2008 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2009	2008
Volatility	24.74%	19.70%
Expected dividend yield	6.50%	4.50%
Expected term (in years)	7.0	7.0
Risk-free rate	2.46%	3.33%

NOTE 9. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$1,716	$1,729	$30	$28	$128	$111
Interest cost	1,418	1,330	63	59	162	121
Expected return on plan assets	(1,892)	(2,002)	0	0	0	0
Amortization of prior service cost	4	9	29	31	23	28
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	626	0	16	12	0	0
Curtailments/settlements	0	0	0	0		0

Net periodic benefit cost	$1,872	$1,066	$138	$130	$341	$288

	Six Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$3,432	$2,748	$60	$57	$256	$222
Interest cost	2,836	2,660	126	118	324	242
Expected return on plan assets	(3,784)	(4,004)	0	0	0	0
Amortization of prior service cost	8	18	58	62	46	56
Amortization of transition obligation (asset)	0	0	0	0	56	56
Amortization of net actuarial loss	1,252	0	32	24	0	0
Curtailments/settlements	204	0	0	0	0	0

Net periodic benefit cost	$3,948	$1,422	$276	$261	$682	$576

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $124 to its pension plans and $594 to its other postretirement benefit plan in 2009. As of June 30, 2009, $62 of contributions have been made to its pension plans, and $297 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $62 to fund its pension plan in 2009, for a total of $124, and $297 to its other postretirement benefit plan, for a total of $594.

Changes to Susquehanna’s Retirement Program

On February 24, 2009, Susquehanna notified its employees that changes were going to be made to the retirement program, effective July 1, 2009. The changes affected three groups of Susquehanna employees differently - employees for whom there was no retirement program changes, employees for whom the cash balance plan was “frozen,” and employees who were not yet eligible to participate in the plan, and who will not be eligible in the future.

These changes were implemented so that Susquehanna can better manage the financial risk and volatility associated with the Cash Balance Pension Plan. These changes are not expected to reduce costs, and the new program will be cost-neutral.

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

At June 30, 2009, the aggregate amount of derivative assets recorded in other assets was $29,455, and the aggregate amount of derivative liabilities recorded in other liabilities was $15,106. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including interest rate curves and implied volatilities. The estimates of fair value are made by an independent third-party valuation service using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). As part of Susquehanna’s overall valuation process, management evaluates this third-party methodology to ensure that it is representative of exit prices in Susquehanna’s principal markets. These future net cash flows, however, are susceptible to change primarily due to fluctuations in interest rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on estimated valuations. Based on the nature and limited purposes of the derivatives that Susquehanna employs, fluctuation in interest rates have had only a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense, and/or values of assets and liabilities

In addition to making valuation estimates, Susquehanna also faces the risk that certain derivative instruments that have been designated as hedges and currently meet hedge accounting requirements may not qualify in the future. Further, new interpretations and guidance related to hedge accounting may be issued in the future, and Susquehanna cannot predict the possible impact that such guidance may have on its use of derivative instruments.

The majority of Susquehanna’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach. During the first six months of 2009, there was no hedge ineffectiveness. During 2008, an immaterial amount of hedge ineffectiveness was required to be reported in earnings on Susquehanna’s outstanding cash flow hedging relationships.

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

To comply with the guidance relating to “Fair Value Measurements,” Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to Susquehanna’s exposure to the counterparty, and Susquehanna’s own credit spread is applied to the counterparty’s exposure to Susquehanna, and the net credit valuation adjustment is reflected in Susquehanna’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For Susquehanna’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. For counterparties without publicly available credit information, who are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by Susquehanna based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, Susquehanna actively monitors counterparty credit ratings for significant changes.

At June 30, 2009, net credit valuation adjustments increased the settlement values of Susquehanna’s derivative assets by $84 and reduced its derivative liabilities by $716. During the first six months of 2009, Susquehanna recognized a net expense of of $127 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors, such as liquidity and bid/offer spreads, which factors were deemed immaterial by Susquehanna as of June 30, 2009 and December 31, 2008.

	Fair Values of Derivative Instruments June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$14,804	Other liabilities	$747
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	14,651	Other liabilities	14,359

Total derivatives		$29,455		$15,106

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts			Other liabilities	$939
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$21,895	Other liabilities	21,473

Total derivatives		$21,895		$22,412

The Effect of Derivative Instruments on the Statement of Income

	Amount of Gain Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	Three months ended June 30, 2009		June 30, 2009
Interest rate contracts:	$13,936	Interest expense	$(188)

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments		Three months ended June 30, 2009
Interest rate contracts:	Other income	$(421)
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six months ended June 30, 2009
			June 30, 2009
Interest rate contracts:	$9,792	Interest expense	$(322)

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments		Six months ended June 30, 2009
Interest rate contracts:	Other income	$(127)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

			Loans and Leases Past Due 30 Days or More		For the Six Months Ended June 30,
	Principal Balance				Net Credit Losses (Recoveries)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	2009	2008
Loans and leases held in portfolio	$9,916,618	$9,653,873	$310,861	$261,504	$41,232	$16,138
Leases securitized	72,442	123,608	260	185	73	44
Home equity loans securitized	266,572	286,577	4,373	5,637	32	165
Leases serviced for others	21,199	31,645	456	1,060	(14)	(4)

Total loans and leases serviced	$10,276,831	$10,095,703	$315,950	$268,386	$41,323	$16,343

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

Automobile Leases	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Servicing fees received	$251	$890	$531	$1,879
Other cash flows received from retained interests	5,560	11,330	7,029	14,917

Home Equity Loans	Three Months Ended June. 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Additional draws conveyed to the trusts	$12,867	$14,628	$24,007	$28,166
Servicing fees received	286	318	576	654
Other cash flows received from retained interests	1,872	2,435	4,449	4,733

There were no proceeds from securitizations nor amounts derecognized for the six-month periods ended June 30, 2009 and 2008 relating to home equity loans and automobile leases.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2009 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of Susquehanna’s interest-only strips.

As of June 30, 2009

Automobile Leases	Fair Value	Weighted- average Life (in months)	Monthly Prepayment Speed	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	$265	4	4.00%	0.05%	9.23%
Decline in fair value of 10% adverse change			$0	$1	$1
Decline in fair value of 20% adverse change			1	2	2

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,426	43	15.00	0.15%	10.87%
Decline in fair value of 10% adverse change			$312	$46	$204
Decline in fair value of 20% adverse change			612	94	395
Variable-rate portion	$3,315	32	30.00	0.15%	10.44%
Decline in fair value of 10% adverse change			$203	$19	$80
Decline in fair value of 20% adverse change			383	38	156
2005 transaction - Interest-Only Strips	$6,014	31	30.00	0.15%	10.35%
Decline in fair value of 10% adverse change			$294	$26	$164
Decline in fair value of 20% adverse change			579	53	318

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 12. Fair Value Disclosures

Effective January 1, 2008, Susquehanna adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At June 30, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, at June 30, 2009, non-financial assets and non-financial liabilities have not been measured at fair value because Susquehanna has made the determination that the impact on its financial statements would be minimal.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange- traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, and indexed-amortizing notes.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations

For our interest-only strips, there is a lack of similar observable transactions for similar assets in the marketplace. Therefore, Susquehanna uses the present-value approach to determine the initial and ongoing fair values of the cash flows associated with securitizations. Assumptions used, which incorporate certain market information obtained from third parties, include an estimation of an appropriate discount rate, net credit losses, and prepayment rates. Changes in the assumptions used may have a significant impact on Susquehanna’s valuation of retained interests, and accordingly, such interests are classified within Level 3 of the valuation hierarchy. For further discussion of the most significant assumptions used to value interest-only strips, as well as the applicable stress tests for those assumptions, refer to “Note 11. Securitization Activity.”

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2009 and December 31, 2008, on the consolidated balance sheets and by levels within the valuation hierarchy.

	June 30, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$351,216	$0	$351,216	$0
Obligations of states and political subdivisions	337,823	0	337,823	0
Agency residential mortgage-backed securities	620,627	0	620,627	0
Non-agency residential mortgage-backed securities	140,097	0	137,302	2,795
Commercial mortgage-backed securities	171,158	0	171,158	0
Synthetic collateralized debt obligations	1,513	0	0	1,513
Other structured financial products	13,248	0	1,177	12,071
Equity securities of the FHLB	74,342	0	74,342	0
Equity securities of the FRB	45,725	0	45,725	0
Other equity securities	24,477	3,171	17,225	4,081
Derivatives (1)	29,455	0	29,455	0
Interest-only strips (1)	18,020	0	0	18,020

Total	$1,827,701	$3,171	$1,786,050	$38,480

Liabilities
Derivatives (2)	$15,106	$0	$15,106	$0

Total	$15,106	$0	$15,106	$0

(1) Included in Other assets (2) Included in Other liabilities
	December 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,870,746	$3,877	$1,821,554	$45,315
Derivatives (1)	21,895	0	21,895	0
Interest-only strips (1)	17,565	0	0	17,565

Total	$1,910,206	$3,877	$1,843,449	$62,880

Liabilities
Derivatives (2)	$22,412	$0	$22,412	$0

Total	$22,412	$0	$22,412	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended June 30, 2009 and 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest-only Strips	Total
Balance at April 1, 2009	$5,008	$1,000	$13,847	$2,790	$19,233	$41,878
Total gains or losses (realized/unrealized)
Other-than-temporary impairment		(937)				(937)
Included in other comprehensive income (Presented here gross of taxes)		1,450	(1,776)	5	(456)	(777)
Purchases, issuances, and settlements	(927)				(757)	(1,684)
Transfers in and/or out of Level 3

Balance at June 30, 2009	$4,081	$1,513	$12,071	$2,795	$18,020	$38,480

				Available- for-sale Securities	Interest-only Strips	Total
Balance at April 1, 2008				$73,209	$22,230	$95,439
Total gains or losses (realized/unrealized)
Included in other comprehensive income (Presented here gross of taxes)				(1,152)	(760)	(1,912)
Purchases, issuances, and settlements				4,858	(2,275)	2,583
Transfers in and/or out of Level 3

Balance at June 30, 2008				$76,915	$19,195	$96,110

The following tables present rollforwards of the balance sheet amounts for the six months ended June 30, 2009 and 2008, for financial instruments classified by Susquehanna Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest-only Strips	Total
Balance at January 1, 2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than-temporary impairment		(937)								(937)
Included in other comprehensive income (Presented here gross of taxes)	4	1,250	8,103	8					2,794	12,159
Purchases, issuances, and settlements	(1,092)								(2,339)	(3,431)
Transfers in and/or out of Level 3					(440	)(1)	(31,751	)(1)		(32,191)

Balance at June 30, 2009	$4,081	$1,513	$12,071	$2,795	$0		$0		$18,020	$38,480

(1) Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

							Available- for-sale Securities		Interest-only Strips	Total
Balance at January 1, 2008							$81,285		$21,138	$102,423
Total gains or losses (realized/unrealized)							2		0	2
Included in other comprehensive income (Presented here gross of taxes)							(8,760)		2,093	(6,667)
Purchases, issuances, and settlements							4,388		(4,036)	352
Transfers in and/or out of Level 3

Balance at June 30, 2008							$76,915		$19,195	$96,110

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

The following tables present the financial instruments carried at fair value at June 30, 2009 and December 31, 2008, on the consolidated balance sheets and by FAS No. 157 hierarchy.

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$102,526	$0	$0	$102,526

	$102,526	$0	$0	$102,526

Specific reserves identified under FAS No. 114 during the first six months of 2009 totaled $27,485. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at June 30, 2009.

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

Additional Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities

Refer to the above discussion on securities.

Loans and leases

Variable-rate loans, which do not expose Susquehanna to interest-rate risk, have a fair value that equals their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve.

Certain retained interests in securitizations

Refer to the above discussion on certain retained interests in securitizations.

Deposits

The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date. The carrying value of variable-rate time deposits represents a reasonable estimate of fair value. The fair value of fixed-rate time deposits is based upon the discounted value of future cash flows expected to be paid at Discount rates were based upon the U.S. Treasury yield curve.

Short-term borrowings

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

FHLB borrowings and long-term debt

Fair values were based upon quoted rates of similar instruments issued by banking institutions with similar credit ratings.

Derivatives

Refer to the above discussion on derivatives.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Off-balance-sheet items

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$336,074	$336,074	$237,701	$237,701
Short-term investments	93,499	93,499	119,360	119,360
Investment securities	1,789,267	1,789,267	1,879,891	1,879,891
Loans and leases	9,759,101	9,816,914	9,653,879	9,798,658
Financial liabilities:
Deposits	9,025,949	8,873,923	9,066,493	9,042,282
Short-term borrowings	1,151,312	1,151,312	910,219	910,219
FHLB borrowings	1,049,943	1,113,165	1,069,784	1,158,477
Long-term debt	448,333	328,818	448,082	366,380

Note 13. Subsequent Events

Management has evaluated subsequent events, both recognized and nonrecognized, through August 6, 2009, which is the date of issuance of Susquehanna’s financial statements, and determined that there have been no material subsequent events.

Note 14. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2009, in accordance with generally accepted accounting principles in the United States, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2009. The actual effective rate for the reporting period ended June 30, 2009 is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

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

Executive Commentary

Our results for the first six months of 2009 were impacted by a number of issues related to the recession, including the industry-wide increase in FDIC insurance premiums and special assessments, a reduction in net interest margin, and an increase in our provision for loan and lease losses as a result of further deterioration in credit quality. In addition, we recorded pre-tax charges of $2.9 million related to our consolidation initiative to combine certain branches in our central Pennsylvania market that are in close proximity to each other. We also had an other-than-temporary impairment charge of $0.9 million relating to our two corporate synthetic collateralized debt obligations. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2009 financial goals as follows:

Updated Financial Goals for 2009

Our updated financial goals for 2009 are as follows:

	Originally Published Goals	Updated Goals
Net interest margin	3.70%	3.50%
Loan growth	8.0%	5.0%
Deposit growth	1.0%	1.0%
Noninterest income growth	6.0%	1.0%
Noninterest expense growth	(1.0%)	3.0%
Tax rate	32.0%	Not meaningful
Preferred dividend and discount accretion	$16.7 million	$16.7 million

Although some economists believe the economic downturn has bottomed out, we believe the residual impact of the recession will continue to create a harsh environment for many of our customers and will likely continue to weigh on our quarterly results in the near term.

Acquisitions

Stratton Holding Company

On April 30, 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Stratton became a wholly owned subsidiary of Susquehanna and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in our investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Stratton was considered immaterial for purposes of presenting the disclosures required by generally accepted accounting principles.

Results of Operations

Summary of 2009 Compared to 2008

Net loss applicable to common shareholders for the second quarter of 2009 was $11.9 million, a decrease of $41.1 million from net income applicable to common shareholders of $29.2 million for the second quarter of 2008. Net interest income increased 1.1%, to $100.1 million for the second quarter of 2009, from $99.1 million for the second quarter of 2008. Noninterest income decreased 22.1%, to $34.8 million for the second quarter of 2009, from $44.7 million for the second quarter of 2008. Noninterest expenses increased 14.2%, to $103.2 million for the second quarter of 2009, from $90.3 million for the second quarter of 2008.

Net loss applicable to common shareholders for the first six months of 2009 was $10.1 million, a decrease of $67.3 million from net income available to common shareholders of $57.2 million for the first six months of 2008. Net interest income decreased 0.9%, to $195.4 million for the first six months of 2009, from $197.2 million for the first six months of 2008. Noninterest income decreased 12.1%, to $77.0 million for the first six months of 2009, from $87.6 million for the first six months of 2008. Noninterest expenses increased 8.6%, to $198.0 million for the first six months of 2009, from $182.3 million for the first six months of 2008.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diluted Earnings per Common Share	($0.14)	$0.34	($0.12)	$0.67
Return on Average Assets	-0.23%	0.89%	-0.03%	0.88%
Return on Average Equity	-1.60%	6.81%	-0.18%	6.66%
Return on Average Tangible Equity (1)	-2.76%	18.48%	0.39%	17.37%
Efficiency Ratio	74.64%	61.55%	70.97%	62.73%
Net Interest Margin	3.52%	3.66%	3.46%	3.69%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Return on average equity (GAAP basis)	-1.60%	6.81%	-0.18%	6.66%
Effect of excluding average intangible assets and related amortization	-1.16%	11.67%	0.57%	10.71%
Return on average tangible equity	-2.76%	18.48%	0.39%	17.37%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2009			For the Three-Month Period Ended June 30, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$106,007	$188	0.71	$82,325	$427	2.09
Investment securities:
Taxable	1,515,498	18,940	5.01	1,777,900	23,238	5.26
Tax-advantaged	347,668	5,751	6.63	303,332	4,921	6.52

Total investment securities	1,863,166	24,691	5.32	2,081,232	28,159	5.44

Loans and leases, (net):
Taxable	9,602,816	136,322	5.69	8,843,985	142,775	6.49
Tax-advantaged	219,631	3,706	6.77	194,638	3,595	7.43

Total loans and leases	9,822,447	140,028	5.72	9,038,623	146,370	6.51

Total interest-earning assets	11,791,620	164,907	5.61	11,202,180	174,956	6.28

Allowance for loan and lease losses	(132,740)			(93,557)
Other non-earning assets	2,061,656			2,107,951

Total assets	$13,720,536			$13,216,574

Liabilities
Deposits:
Interest-bearing demand	$2,825,359	5,785	0.82	$2,711,535	8,574	1.27
Savings	742,607	388	0.21	740,925	1,296	0.70
Time	4,281,599	36,241	3.40	4,079,074	39,250	3.87
Short-term borrowings	931,512	1,070	0.46	664,190	2,864	1.73
FHLB borrowings	1,053,123	10,093	3.84	1,394,087	13,229	3.82
Long-term debt	448,568	7,913	7.08	422,404	7,704	7.34

Total interest-bearing liabilities	10,282,768	61,490	2.40	10,012,215	72,917	2.93

Demand deposits	1,225,629			1,223,112
Other liabilities	262,894			257,621

Total liabilities	11,771,291			11,492,948
Equity	1,949,245			1,723,626

Total liabilities and shareholders’ equity	$13,720,536			$13,216,574

Net interest income / yield on average earning assets		$103,417	3.52		$102,039	3.66

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2009			For the Six-Month Period Ended June 30, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$114,269	$475	0.84	$103,241	$1,449	2.82
Investment securities:
Taxable	1,560,947	39,522	5.11	1,774,857	47,190	5.35
Tax-advantaged	345,177	11,415	6.67	285,344	9,171	6.46

Total investment securities	1,906,124	50,937	5.39	2,060,201	56,361	5.50

Loans and leases, (net):
Taxable	9,529,093	270,979	5.73	8,719,087	291,230	6.72
Tax-advantaged	220,158	7,340	6.72	192,258	7,137	7.47

Total loans and leases	9,749,251	278,319	5.76	8,911,345	298,367	6.73

Total interest-earning assets	11,769,644	329,731	5.65	11,074,787	356,177	6.47

Allowance for loan and lease losses	(125,413)			(91,637)
Other non-earning assets	2,050,455			2,099,954

Total assets	$13,694,686			$13,083,104

Liabilities
Deposits:
Interest-bearing demand	$2,750,482	12,603	0.92	$2,715,572	19,813	1.47
Savings	725,683	1,108	0.31	727,042	2,838	0.78
Time	4,424,441	75,938	3.46	4,109,917	82,858	4.05
Short-term borrowings	883,222	2,135	0.49	603,311	6,189	2.06
FHLB borrowings	1,053,624	20,153	3.86	1,319,134	25,985	3.96
Long-term debt	448,194	15,855	7.13	420,501	15,546	7.43

Total interest-bearing liabilities	10,285,646	127,792	2.51	9,895,477	153,229	3.11

Demand deposits	1,208,200			1,201,401
Other liabilities	254,561			258,680

Total liabilities	11,748,407			11,355,558
Equity	1,946,279			1,727,546

Total liabilities and shareholders’ equity	$13,694,686			$13,083,104

Net interest income / yield on average earning assets		$201,939	3.46		$202,948	3.69

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $100.1 million for the second quarter of 2009, as compared to $99.1 million for the same period in 2008. For the six months ended June 30, 2009, net interest income decreased to $195.4 million, as compared to $197.2 million for the same period in 2008.

Net interest income as a percentage of net interest income plus noninterest income was 74.2% for the quarter ended June 30, 2009, and 68.9% for the quarter ended June 30, 2008. Net interest income as a percentage of net interest income plus noninterest income was 71.7% for the six months ended June 30, 2009, and 69.2% for the six months ended June 30, 2008.

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

The $1.0 million increase in our net interest income for the second quarter of 2009, as compared to the second quarter of 2008, was primarily the result of a $589.4 million increase in average earning assets due to loan growth.

The $1.9 million decrease in our net interest income for the first six months of 2009, as compared to the first six months of 2008, was primarily the result of a 23 basis point decline in net interest margin, as earning asset yields declined further than cost of funds.

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

During the first six months of 2009, we continued to experience a challenging operating environment. Given the economic pressures that are impacting some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $149.1 million increase in nonperforming loans since June 30, 2008 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $50.0 million for the second quarter of 2009, and $13.8 million for the second quarter of 2008. The provision was $85.0 million for the first six months of 2009, and $23.6 million for first six months of 2008.

Of the $199.4 million of non-accrual loans and leases at June 30, 2009 (refer to “Table 3 – Risk Assets”), $166.5 million, or 83.5%, represented non-accrual, non-consumer loan relationships greater than $0.5 million that had been evaluated and considered impaired. Of the $194.9 million of total impaired loans (non-accrual loans plus accruing restructured loans), $50.4 million, or 25.9%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Net charge-offs for the second quarter of 2009 increased to $24.6 million, or 1.01% of average loans and leases, when compared to net charge-offs for the second quarter of 2008 of $10.7 million, or 0.48% of average loans and leases.

Net charge-offs for the first six months of 2009 increased to $41.2 million, or 0.85% of average loans and leases, when compared to net charge-offs for the first six months of 2008 of $16.1 million, or 0.36% of average loans and leases. Furthermore, 49.4% of net charge-offs came from the real estate – construction portfolio as real estate demand and values in some of our market areas are under considerable downward pressure.

The allowance for loan and lease losses was 1.59% of period-end loans and leases, or $157.5 million, at June 30, 2009; 1.18% of period-end loans and leases, or $113.7 million, at December 31, 2008; and 1.04% of period-end loans and leases, or $96.0 million, at June 30, 2008.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at June 30, 2009. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance - Beginning of period	$132,164	$92,995	$113,749	$88,569
Additions	50,000	13,765	85,000	23,602
Charge-offs:
Commercial, financial, and agricultural	(6,810)	(4,869)	(11,807)	(8,381)
Real estate - construction	(13,317)	(2,705)	(20,392)	(3,114)
Real estate secured - residential	(1,160)	(1,813)	(3,248)	(2,033)
Real estate secured - commercial	(3,034)	(350)	(3,800)	(383)
Consumer	(560)	(2,007)	(1,875)	(4,103)
Leases	(1,967)	(982)	(4,745)	(2,077)

Total charge-offs	(26,848)	(12,726)	(45,867)	(20,091)

Recoveries:
Commercial, financial, and agricultural	1,209	600	1,879	1,215
Real estate - construction	5	0	5	3
Real estate secured - residential	161	42	203	136
Real estate secured - commercial	200	61	1,453	69
Consumer	296	1,058	597	1,966
Leases	330	238	498	564

Total recoveries	2,201	1,999	4,635	3,953

Net charge-offs	(24,647)	(10,727)	(41,232)	(16,138)

Balance - Period end	$157,517	$96,033	$157,517	$96,033

Net charge-offs as a percentage of average loans and leases (annualized)	1.01%	0.48%	0.85%	0.36%
Allowance as a percentage of period-end loans and leases	1.59%	1.04%	1.59%	1.04%
Average loans and leases	$9,822,447	$9,038,623	$9,749,251	$8,911,345
Period-end loans and leases	9,916,618	9,227,969	9,916,618	9,227,969

Noninterest Income

Second Quarter 2009 Compared to Second Quarter 2008

Noninterest income, as a percentage of net interest income plus noninterest income, was 25.8% for the second quarter of 2009, and 31.1% for the second quarter of 2008.

Noninterest income decreased $9.9 million, or 22.1%, for the second quarter of 2009, over the second quarter of 2008. This net decrease is primarily a result of the following:

•	Decreased service charges on deposit accounts of $2.4 million;

•	Decreased wealth management fee income (includes asset management fees, income from fiduciary-related activities, and commissions on brokerage, life insurance, and annuity sales) of $1.3 million;

•	Decreased income from bank-owned life insurance of $2.3 million;

•	Increased net gain on sale of loans and leases of $1.5 million;

•	Other-than-temporary impairment of securities related to credit losses of $0.9 million: and

•	Decreased other of $4.3 million.

Service charges on deposit accounts. The 20.1% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Wealth management fee income. Wealth management fee income is based on the market value of the assets being managed, which value has declined approximately $1.1 billion from June 30, 2008 to June 30, 2009 as a result of market conditions. In turn, our overall fee income has decreased 11.6%.

Income from bank-owned life insurance. The 66.4% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Net gain on sale of loans and leases. The 85.6% increase primarily was the result of an increased volume of mortgage loans originated and sold.

Other-than-temporary impairment of securities related to credit losses. This loss was related to the two synthetic corporate collateralized debt obligations in our securities portfolio for which additional credit events have occurred in the underlying reference companies.

Other. The 37.9% decrease in other income was primarily the result of a $1.0 million fixed-asset write-off due to our branch consolidation; decreased gains on the sales of foreclosed assets of $1.0 million; and a general decrease in other commissions and fees of $1.2 million.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008

Noninterest income, as a percentage of net interest income plus noninterest income, was 28.3% for the six-month period ended June 30, 2009, and 30.8% for the six-month period ended June 30, 2008.

Noninterest income decreased $10.6 million, or 12.1%, for the six-month period ended June 30, 2009, from the six-month period ended June 30, 2008. This net decrease is primarily a result of the following:

•	Decreased service charges on deposit accounts of $3.9 million;

•	Decreased vehicle origination, servicing, and securitization fees of $1.7 million;

•	Decreased income from bank-owned life insurance of $4.2 million;

•	Increased net gain on sale of loans and leases of $1.9 million;

•	Other-than-temporary impairment of securities related to credit losses of $0.9 million; and

•	Decreased other of $1.0 million.

Service charges on deposit accounts. The 17.1% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Vehicle origination, servicing, and securitization fees. The 31.1% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitizations have occurred since February 2007 and a reduction in origination fees due to lower volumes, as new vehicle sales have declined significantly.

Income from bank-owned life insurance. The 59.9% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Net gain on sale of loans and leases. The 61.1% increase primarily was the result of an increased volume of mortgage loans originated and sold.

Other-than-temporary impairment of securities related to credit losses. This loss was related to the two synthetic corporate collateralized debt obligations in our securities portfolio for which additional credit events have occurred in the underlying reference companies.

Other. The 4.4% decrease primarily is the net result of the $6.9 million gain realized on the sale of our Central Atlantic Merchant Services accounts in March 2009; a general decline in other commissions and fees of $3.4 million; a $1.0 million fixed-asset write-off due to our branch consolidation; decreased gains on the sale of foreclosed assets of $1.3 million; a one-time credit of $1.2 million in the first quarter of 2008 relating to Visa’s IPO redemption; and various other changes within this category.

Noninterest Expenses

Second Quarter 2009 Compared to Second Quarter 2008

Noninterest expenses increased $12.9 million, or 14.2%, from $90.3 million for the second quarter of 2008, to $103.2 million for the second quarter of 2009. This net increase is primarily a result of the following:

•	Increased salaries and employee benefits of $2.4 million; and

•	Increased FDIC insurance of $9.7 million.

Salaries and employee benefits. The 5.2% net increase is primarily attributable to increased net periodic pension cost relating to the amortization of net actuarial losses of $1.3 million, and branch-consolidation-related charges of $1.0 million.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates and a $6.2 million special assessment, as determined by the FDIC.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008

Noninterest expenses increased $15.7 million, or 8.6%, from $182.3 million for the six-month period ended June 30, 2008, to $198.0 million for the six-month period ended June 30, 2009. This net increase is primarily a result of the following:

•	Increased salaries and employee benefits of $4.0 million;

•	Decreased advertising and marketing of $2.6 million;

•	Increased FDIC insurance of $15.5 million; and

•	Decreased other of $2.2 million.

Salaries and employee benefits. The 4.3% net increase is primarily attributable to the acquisition of Stratton on April 30, 2008, normal annual wage increases, increased net periodic pension cost relating to the amortization of net actuarial losses of $1.3 million, and branch-consolidation-related charges of $1.0 million in the second quarter of 2009.

Advertising and marketing. The 36.1% decrease is the result of discretionary reductions in advertising and marketing initiatives.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates and a $6.2 million special assessment incurred in May, as determined by the FDIC.

Other. The 5.0% net decrease in other expenses is the result of various changes within this category primarily associated with cost-saving initiatives previously announced.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2009, in accordance with generally accepted accounting principles in the United States, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2009. The actual effective rate for the reporting period ended June 30, 2009 is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

Financial Condition

Summary of June 30, 2009 Compared to December 31, 2008

Total assets at June 30, 2009 were $13.9 billion, an increase of $189.5 million, as compared to total assets at December 31, 2008. Total loans increased $262.7 million and total deposits decreased $40.5 million from December 31, 2008. Equity capital was $1.9 billion at June 30, 2009, or $19.21 per common share, and $1.9 billion, or $19.21 per common share, at December 31, 2008.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” and FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” At June 30, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

For information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. Nevertheless, loans and leases, net of unearned income, increased a modest 2.7%, from $9.7 billion at December 31, 2008 to $9.9 billion at June 30, 2009.

Risk Assets

Total nonperforming assets increased $137.8 million, from December 31, 2008 to June 30, 2009, as presented in Table 3.

Nonaccrual loans and leases increased from $105.3 million at December 31, 2008, to $199.4 million at June 30, 2009. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 1.22% at December 31, 2008 to 2.57% at June 30, 2009. Furthermore, at June 30, 2009, 47.6% of nonaccrual loans and leases were in the real estate – construction portfolio as real estate demand and values in some of our market areas are under considerable downward pressure.

We have been aggressively reviewing our portfolio, contacting customers to evaluate their financial situation and, where necessary, working with them to find proactive solutions to help limit the number of loans that become delinquent or go into default.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	June 30, 2009	December 31, 2008	June 30, 2008
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$21,814	$13,882	$14,649
Real estate - construction	94,798	49,774	29,778
Real estate secured - residential	30,650	18,271	14,606
Real estate secured - commercial	49,710	22,477	15,923
Consumer	127	844	169
Leases	2,255	65	3,299
Restructured loans	30,799	2,566	2,582
Other real estate owned	25,809	10,313	10,510

Total nonperforming assets	$255,962	$118,192	$91,516

As a percentage of period-end loans and leases plus other real estate owned	2.57%	1.22%	0.99%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	68%	105%	119%
Loans and leases contractually past due 90 days and still accruing	$24,263	$22,316	$22,033

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2009, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions and the fact that our market capitalization has been below the book value of our equity, we will continue to perform interim goodwill impairment tests, as required by generally accepted accounting principles in the United States, to evaluate the carrying value of goodwill for possible future impairment.

Deposits

Total deposits decreased 0.4%, or $40.5 million, from December 31, 2008 to June 30, 2009. However, within this category, core deposits such as demand, interest-bearing demand, and savings increased 4.3%, 12.0%, and 7.3%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds.

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

The minimum Tier 1 capital ratio is 4%; our ratio at June 30, 2009 was 10.69%. The minimum total capital (Tiers 1and 2) ratio is 8%; our ratio at June 30, 2009 was 13.23%. The minimum leverage ratio is 4%; our leverage ratio at June 30, 2009 was 9.62%. We and our bank subsidiary have leverage and risk-weighted ratios well in excess of regulatory requirements, and both entities are considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

Table 4 – Components of Loans and Leases Serviced

	As of June 30, 2009	As of June 30, 2008
	(dollars in thousands)
Lease Securitization Transactions*	$72,442	$262,856
Home Equity Loan Securitization Transactions*	266,572	302,277
Agency Arrangements and Lease Sales*	21,199	43,665
Leases and Loans Held in Portfolio	9,916,618	9,227,969

Total Leases and Loans Serviced	$10,276,831	$9,836,767

*	Off-balance-sheet

Securitization Transactions

We use the securitization of financial assets as a source of funding and a means to manage capital. Hann and our bank subsidiary sell beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities (each a “QSPE”). These transactions are accounted for as sales under the guidelines of generally accepted accounting principles in the United States, and a net gain or loss is recognized at the time of the initial sale. Due to recent market conditions, no securitizations have occurred since 2007, and we do not anticipate that any will occur in the near future.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2009, our bank subsidiary had approximately $960.7 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $580.2 million more would have been available provided that additional collateral had been pledged. In addition, at June 30, 2009, we have unused federal funds lines of $877.0 million and no brokered certificates of deposit.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities. Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. As an alternative source of funding, we have pledged the leases previously held for sale, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At June 30, 2009, we had unused collateralized availability of $450.5 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $93.4 million at June 30, 2009 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At June 30, 2009, our asset/liability position was slightly liability sensitive.

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

Susquehanna’s Annual Meeting of Shareholders was held on May 8, 2009. Susquehanna’s shareholders were asked to vote on a proposal to elect six directors for a one-year term. In addition, Susquehanna’s shareholders were asked to approve the amendment and restatement of the Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan; approve, in an advisory vote, Susquehanna’s executive compensation; and ratify the selection of PricewaterhouseCoopers LLP as Susquehanna’s independent registered public accountants for the fiscal year ending December 31, 2009.

The following directors were nominated by the board of directors and elected to Susquehanna’s board of directors:

Nominee	Number of Votes
Anthony J. Agnone, Sr.
For	67,005,075
Withheld	3,004,269
Not voted	16,177,052
Bruce A. Hepburn
For	67,091,749
Withheld	2,917,595
Not voted	16,177,052
Scott J. Newkam
For	68,061,883
Withhold authority	1,947,460
Not voted	16,177,052

M. Zev Rose
For	67,858,127
Withhold authority	2,151,216
Not voted	16,177,052
Christine Sears
For	68,013,016
Withhold authority	1,996,328
Not voted	16,177,052
Roger V. Wiest
For	67,223,410
Withhold authority	2,785,934
Not voted	16,177,052

Other directors whose term of office as a director continued after the meeting are as follows: Wayne E. Alter, Jr., Donald L. Hoffman, James A. Ulsh, Dale M. Weaver, Peter DeSoto, Eddie L. Dunklebarger, Guy W. Miller, Jr., Michael A. Morello, E. Susan Piersol, and William J. Reuter.

Results of voting on the remaining three proposals were as follows:

Approval and Restatement of the 2005 Equity Compensation Plan

For	47,929,304
Against	7,039,529
Abstain	707,441
Broker Non-votes	14,333,069

Approval, in an Advisory Vote, of Susquehanna’s Executive Compensation

For	59,644,828
Against	6,465,005
Abstain	3,899,509

Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accountants

For	68,658,365
Against	1,078,002
Abstain	272,974

No other matters were submitted for shareholder action.

Item 5.	Other Information.

None.

Item 6. Exhibits.

The Exhibits filed as part of this report are as follows:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 6, 2009	/s/ William J. Reuter
William J. Reuter Chairman and Chief Executive Officer

August 6, 2009	/s/ Drew K. Hostetter
Drew K. Hostetter Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.