Form 10-Q
period 2009-09-30
SUSQUEHANNA BANCSHARES INC
filed 2009-11-06
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

Yes  ☐    No  ☒

As of October 30, 2009, there were 86,394,320 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008	September 30, 2008
	(in thousands, except share data)
Assets
Cash and due from banks	$199,626	$237,701	$260,358
Unrestricted short-term investments	100,099	119,146	105,704

Cash and cash equivalents	299,725	356,847	366,062
Restricted short-term investments	50	214	213
Securities available for sale	1,813,910	1,870,746	2,030,395
Securities held to maturity (fair values approximate $8,985; $9,145; and $9,195)	8,985	9,145	9,195
Loans and leases, net of unearned income	9,863,705	9,653,873	9,454,094
Less: Allowance for loan and lease losses	168,570	113,749	105,575

Net loans and leases	9,695,135	9,540,124	9,348,519

Premises and equipment, net	165,764	173,269	177,219
Foreclosed assets	22,510	10,313	10,671
Accrued income receivable	38,028	40,486	43,363
Bank-owned life insurance	357,325	353,771	353,864
Goodwill	1,018,031	1,017,551	1,014,282
Intangible assets with finite lives	46,116	54,044	56,658
Other assets	193,575	256,478	225,846

Total Assets	$13,659,154	$13,682,988	$13,636,287

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,210,770	$1,201,416	$1,228,255
Interest-bearing demand	2,962,307	2,528,475	2,446,467
Savings	724,487	695,275	712,930
Time	2,747,706	3,045,653	2,962,563
Time of $100 or more	1,255,043	1,595,674	1,843,926

Total deposits	8,900,313	9,066,493	9,194,141
Short-term borrowings	1,020,614	910,219	738,516
FHLB borrowings	1,049,383	1,069,784	1,354,981
Long-term debt	176,055	176,284	151,289
Junior subordinated debentures	272,191	271,798	271,654
Accrued interest, taxes, and expenses payable	71,708	55,126	63,957
Deferred taxes	74,391	87,695	96,565
Other liabilities	115,417	99,671	70,410

Total Liabilities	11,680,072	11,737,070	11,941,513

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 300,000 at September 30, 2009; 300,000 at December 31, 2008; and 0 at September 30, 2008	291,944	290,700	—
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,394,320 at September 30, 2009; 86,174,285 at December 31, 2008; and 86,089,662 at September 30, 2008	172,789	172,349	172,179
Additional paid-in capital	1,056,800	1,055,255	1,044,338
Retained earnings	475,591	512,924	516,290
Accumulated other comprehensive loss, net of taxes of $9,715; $45,936; and $20,479, respectively	(18,042)	(85,310)	(38,033)

Total Shareholders’ Equity	1,979,082	1,945,918	1,694,774

Total Liabilities and Shareholders’ Equity	$13,659,154	$13,682,988	$13,636,287

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$139,591	$148,374	$415,341	$444,243
Securities:
Taxable	16,758	21,331	54,329	65,521
Tax-exempt	3,755	3,326	11,174	9,287
Dividends	992	1,541	2,943	4,541
Short-term investments	54	491	529	1,939

Total interest income	161,150	175,063	484,316	525,531

Interest Expense:
Deposits:
Interest-bearing demand	4,499	7,441	17,102	27,254
Savings	291	1,116	1,400	3,954
Time	33,166	41,236	109,103	124,094
Short-term borrowings	1,098	3,179	3,233	9,368
FHLB borrowings	10,122	13,120	30,275	39,104
Long-term debt	7,172	7,709	23,027	23,256

Total interest expense	56,348	73,801	184,140	227,030

Net interest income	104,802	101,262	300,176	298,501
Provision for loan and lease losses	48,000	17,704	133,000	41,306

Net interest income, after provision for loan and lease losses	56,802	83,558	167,176	257,195

Noninterest Income:
Service charges on deposit accounts	9,326	11,968	28,277	34,823
Vehicle origination, servicing, and securitization fees	1,210	2,200	4,996	7,698
Asset management fees	6,733	7,405	18,920	19,161
Income from fiduciary-related activities	1,803	1,977	5,270	6,500
Commissions on brokerage, life insurance, and annuity sales	2,291	1,672	5,850	5,361
Commissions on property and casualty insurance sales	2,661	2,636	9,446	9,604
Income from bank-owned life insurance	1,312	3,719	4,094	10,651
Net gain on sale of loans and leases	3,142	1,856	8,141	4,960
Net realized gain on sales of securities	4,727	—	5,079	207
Other-than-temporary impairment of securities related to credit losses	—	(17,550)	(937)	(17,550)
Other	7,500	2,036	28,586	24,091

Total noninterest income	40,705	17,919	117,722	105,506

Noninterest Expenses:
Salaries and employee benefits	47,771	49,140	144,849	142,258
Occupancy	7,633	8,994	26,696	27,304
Furniture and equipment	3,620	3,983	10,962	12,092
Advertising and marketing	1,802	2,657	6,392	9,843
FDIC insurance	4,245	434	20,236	933
Amortization of intangible assets	2,624	2,853	7,928	8,048
Vehicle lease disposal	3,858	3,622	10,384	9,148
Other	19,982	24,107	62,071	68,428

Total noninterest expenses	91,535	95,790	289,518	278,054

Income (loss) before income taxes	5,972	5,687	(4,620)	84,647
(Benefit from) provision for income taxes	(850)	(673)	(9,690)	21,065

Net Income	6,822	6,360	5,070	63,582
Preferred stock dividends and accretion	4,165	—	12,494	—

Net Income (Loss) Applicable to Common Shareholders	$2,657	$6,360	$(7,424)	$63,582

Earnings per common share:
Basic	$0.03	$0.07	$(0.09)	$0.74
Diluted	$0.03	$0.07	$(0.09)	$0.74
Cash dividends per common share	$0.05	$0.26	$0.36	$0.78
Average common shares outstanding:
Basic	86,294	86,010	86,220	85,956
Diluted	86,294	86,033	86,220	85,992

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$5,070	$63,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,669	19,908
Provision for loan and lease losses	133,000	41,306
Realized (gain) loss on available-for-sale securities, net	(4,142)	17,343
Deferred income taxes	(49,526)	(21,163)
Gain on sale of loans and leases	(8,141)	(4,960)
Gain on sale of foreclosed assets	(287)	(798)
Gain on sale of branch	(402)	—
Mortgage loans originated for sale	(271,242)	(143,946)
Proceeds from sale of mortgage loans originated for sale	275,996	140,501
Loans and leases originated/acquired for sale, net of payments received	(148,194)	(85,023)
Payments received on leases transferred from held for sale to held for investment	71,731	—
Increase in cash surrender value of bank-owned life insurance	(3,554)	(10,136)
Decrease in accrued interest receivable	2,458	3,402
Decrease in accrued interest payable	(6,314)	(1,663)
Increase in accrued expenses and taxes payable	22,896	4,751
Other, net	50,970	(32,189)

Net cash provided by (used in) operating activities	87,988	(9,085)

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	164	29
Activity in available-for-sale securities:
Sales	72,746	17,322
Maturities, repayments, and calls	343,170	482,266
Purchases	(242,587)	(541,867)
Net increase in loans and leases	(233,519)	(577,106)
Cash flows received from retained interests	18,960	27,217
Proceeds from bank-owned life insurance	—	850
Proceeds from sale of foreclosed assets	13,448	9,697
Acquisitions	—	(68,146)
Additions to premises and equipment, net	(3,828)	(9,794)

Net cash used in investing activities	(31,446)	(659,532)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(152,368)	249,022
Sale of branch deposits	(13,410)	—
Net increase in short-term borrowings	110,395	170,104
Net increase in short-term FHLB borrowings	—	200,000
Proceeds from long-term FHLB borrowings	—	200,000
Repayment of long-term FHLB borrowings	(18,878)	(190,778)
Repayment of long-term debt	(229)	(14)
Proceeds from issuance of common stock	1,985	3,271
Tax benefit from exercise of stock options	—	139
Cash dividends paid	(41,159)	(67,072)

Net cash (used in) provided by financing activities	(113,664)	564,672

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(57,122)	(103,945)
Cash and cash equivalents at January 1	356,847	470,007

Cash and cash equivalents at September 30	$299,725	$366,062

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$190,454	$228,693
Income tax payments	1,358	29,070
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$32,820	$8,569
Leases acquired in clean-up calls	—	63,913
Accretion of preferred stock discount	1,244	—
Leases transferred from held for sale to held for investment	—	238,351
Securities purchased not settled	15,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2008	$—	85,935,315	$171,810	$1,038,894	$522,268	$(3,958)	$1,729,014

Cumulative-effect adjustment resulting from adoption of accounting guidance relating to deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements					(2,488)		(2,488)

Comprehensive income:
Net income					63,582		63,582
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,364						(36,214)	(36,214)
Change in unrealized gain on recorded interests in securitized assets, net of taxes						233	233
Change in unrealized loss on cash flow hedges, net of taxes and reclassification adjustment of $2,098						1,906	1,906

Total comprehensive income							29,507

Common stock and options issued under employee benefit plans (including related tax benefit of $139)		154,347	369	3,041			3,410
Adjustments relating to the Community acquisition				2,403			2,403
Cash dividends paid ($0.78 per share)					(67,072)		(67,072)

Balance at September 30, 2008	$—	86,089,662	$172,179	$1,044,338	$516,290	$(38,033)	$1,694,774

Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	$(85,310)	$1,945,918

Comprehensive income:
Net income					5,070		5,070
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,301						61,796	61,796
Change in unrealized gain on recorded interests in securitized assets, net of taxes						2,960	2,960
Change in unrealized gain on cash flow hedges, net of taxes						2,512	2,512

Total comprehensive income							72,338

Common stock and options issued under employee benefit plans		220,035	440	1,545			1,985
Accretion of discount on preferred stock	1,244				(1,244)		—
Cash dividends paid on preferred stock					(10,125)		(10,125)
Cash dividends paid on common stock ($0.36 per share)					(31,034)		(31,034)

Balance at September 30, 2009	$291,944	86,394,320	$172,789	$1,056,800	$475,591	$(18,042)	$1,979,082

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended September 30, 2009 and 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 85 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Adopted Accounting Guidance.

Effective July 1, 2009, changes to the source of authoritative U.S. GAAP, the FASB Accounting Standards Codification™ (“FASC”), will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the Financial Accounting Standards Board (“FASB”), regardless of the form in which such guidance may have been issued prior to the release of the FASB Codification.

In June 2009, FASB issued ASU No. 2009-01 – Topic 105- Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This ASU establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This ASU was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In May 2009, FASB issued an update to Topic 855 – Subsequent Events. This update establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this guidance has had no material impact on results of operations or financial condition. See Note 13 for the required disclosures.

In April 2009, FASB issued three updates intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The update to Topic 820 – Fair Value Measurements and Disclosures provides guidelines for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The update to Topic 825 – Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The update to Topic 320 – Investments – Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These updates were effective for interim and annual periods ending after June 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In April, 2009, FASB issued an update to Topic 805 – Business Combinations. This update addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In January 2009, FASB issued an update to Topic 325 – Investments – Other. This update amends the impairment guidance relating to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other- than-temporary impairment has occurred and also retains and emphasizes the objective of an other-than-temporary impairment and the related disclosure requirements. This update was effective for reporting periods ending after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

In November 2008, FASB issued an update to Topic 323 – Investments – Equity Method and Joint Ventures. This update clarifies the accounting for certain transactions and impairment considerations involving equity method investments and was effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance has had no material impact on results of operation or financial condition.

In June 2008, FASB issued an update to Topic 260 – Earnings Per Share. This update states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This update was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented was to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance. Susquehanna has granted share-based payment awards that contain nonforfeitable rights to dividends; however, Susquehanna has determined that their effect on the computation of EPS is immaterial.

In April 2008, FASB issued updates to Topic 350 – Intangibles – Goodwill and Other and Topic 275 – Risks and Uncertainties. These updates amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These updates were effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption of this guidance has had no material impact on results of operations or financial condition.

In February 2008, FASB issued an update to Topic 860 – Transfer and Servicing. This update provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. This update was effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 805 – Business Combinations. This update requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This update was effective for fiscal years beginning after December 15, 2008. At September 30, 2009, adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 810 – Consolidation. This update requires that a reporting entity provide provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This update was effective for fiscal years beginning after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

Recently Issued Accounting Guidance.

In August 2009, FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.” This ASU provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available and is effective for the first reporting period beginning after issuance. Susquehanna is evaluating the impact of this guidance.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In June 2009, FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets” (an amendment of FASB Statement No. 140), and Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” (Both of these standards are awaiting integration into the FASC.) Statement No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both Statements are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, with earlier application prohibited. Susquehanna is evaluating the impact of this guidance.

In December 2008, FASB issued an update to Topic 715 – Compensation – Retirement Benefits. This update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this update are to be provided for fiscal years ending after December 15, 2009. Susquehanna is evaluating the impact of this guidance.

NOTE 2. Acquisitions

Stratton Holding Company

On April 30, 2008, Susquehanna completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in Susquehanna’s investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements. The acquisition of Stratton was considered immaterial for purposes of presenting the disclosures required by U.S. GAAP.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2009 and December 31, 2008, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2009
Available-for-Sale:
U.S. Government agencies	$277,795	$6,993	$—	$284,788
Obligations of states and political subdivisions	347,167	14,166	1,597	359,736
Agency residential mortgage-backed securities	646,585	29,112	265	675,432
Non-agency residential mortgage-backed securities	178,564	—	35,522	143,042
Commercial mortgage-backed securities	192,698	1,174	2,305	191,567
Synthetic collateralized debt obligations	1,513	—	370	1,143
Other structured financial products	26,254	—	12,349	13,905
Equity securities of the Federal Home Loan Bank	74,342	—	—	74,342
Equity securities of the Federal Reserve Bank	45,725	—	—	45,725
Other equity securities	26,436	298	2,504	24,230

	1,817,079	51,743	54,912	1,813,910

Held-to-Maturity:
Other	4,550	—	—	4,550
State and municipal	4,435	—	—	4,435

	8,985	—	—	8,985

Total investment securities	$1,826,064	$51,743	$54,912	$1,822,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008
Available-for-Sale:
U.S. Government agencies	$427,905	$16,117	$—	$444,022
Obligations of states and political subdivisions	316,829	1,787	10,070	308,546
Mortgage-backed securities	1,047,787	20,973	102,907	965,853
Other debt obligations	28,784	—	22,420	6,364
Equity securities	147,681	306	2,026	145,961

	1,968,986	39,183	137,423	1,870,746

Held-to-Maturity:
Other	4,550	—	—	4,550
State and municipal	4,595	—	—	4,595

	9,145	—	—	9,145

Total investment securities	$1,978,131	$39,183	$137,423	$1,879,891

At September 30, 2009 and December 31, 2008, investment securities with carrying values of $1,342,545 and $1,318,894, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, and residential and commercial mortgage-backed securities, at September 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale:
Within one year	$53,983	$54,879
After one year but within five years	319,622	327,763
After five years but within ten years	123,402	126,706
After ten years	1,173,569	1,160,265

	1,670,576	1,669,613

Securities held-to-maturity:
Within one year	—	—
After one year but within five years	—	—
After five years but within ten years	—	—
After ten years	8,985	8,985

	8,985	8,985

Total debt securities	$1,679,561	$1,678,598

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Three Months Ended September 30,
	2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$4,962	$—	$—	$—
Gross losses	(235)	—	—	—
Other-than-temporary impairment	—	—	(17,550)	—

Net gains (losses)	$4,727	$—	$(17,550)	$—

	For the Nine Months Ended September 30,
	2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$5,314	$—	$209	$—
Gross losses	(235)	—	(2)	—
Other-than-temporary impairment	(937)	—	(17,550)	—

Net gains (losses)	$4,142	$—	$(17,343)	$—

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

September 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	31,104	328	31,774	1,269	62,878	1,597
Agency residential mortgage-backed securities	35,652	265	—	—	35,652	265
Non-agency residential mortgage-backed securities	97	3	140,145	35,519	140,242	35,522
Commercial mortgage-backed securities	—	—	87,977	2,305	87,977	2,305
Synthetic collateralized debt obligations	1,143	370	—	—	1,143	370
Other structured financial products	—	—	13,905	12,349	13,905	12,349
Other equity securities	28	24	19,571	2,480	19,599	2,504

	$68,024	$990	$293,372	$53,922	$361,396	$54,912

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$218,184	$9,842	$1,586	$228	$219,770	$10,070
Mortgage-backed securities	316,874	102,907	—	—	316,874	102,907
Other debt obligations	2,396	1,812	3,968	20,608	6,364	22,420
Other equity securities	1,111	443	19,462	1,583	20,573	2,026

	$538,565	$115,004	$25,016	$22,419	$563,581	$137,423

Non-agency residential mortgage-backed securities (all 18 securities are in a loss position). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 4. Loans and Leases

Loans and Leases, net of unearned income

	September 30, 2009	December 31, 2008
Commercial, financial, and agricultural	$2,096,869	$2,063,942
Real estate - construction	1,208,706	1,313,647
Real estate secured - residential	2,350,192	2,298,709
Real estate secured - commercial	3,016,452	2,875,502
Consumer	443,417	419,371
Leases	748,069	682,702

Total loans and leases	$9,863,705	$9,653,873

Nonaccrual loans and leases	$225,343	$105,313
Loans and leases contractually past due 90 days and still accruing	38,396	22,316
Troubled debt restructurings	32,188	2,566
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	363,884	215,690

Net investment in direct financing leases was as follows:

	September 30, 2009	December 31, 2008
Minimum lease payments receivable	$490,440	$443,703
Estimated residual value of leases	337,801	318,850
Unearned income under lease contracts	(80,172)	(79,851)

Total leases	$748,069	$682,702

Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance - Beginning of period	$157,517	$96,033	$113,749	$88,569
Additions	48,000	17,704	133,000	41,306

	205,517	113,737	246,749	129,875

Charge-offs	(39,848)	(9,425)	(85,715)	(29,516)
Recoveries	2,901	1,263	7,536	5,216

Net charge-offs	(36,947)	(8,162)	(78,179)	(24,300)

Balance - Period end	$168,570	$105,575	$168,570	$105,575

Impaired Loans

An analysis of impaired loans, as of September 30, 2009 and December 31, 2008, is as follows:

	September 30, 2009	December 31, 2008
Impaired loans without a related reserve	$99,577	$21,388
Impaired loans with a reserve	129,880	62,092

Total impaired loans	$229,457	$83,480

Reserve for impaired loans	$36,817	$14,454

An analysis of impaired loans for the three months and nine months ended September 30, 2009 and 2008, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average balance of impaired loans	$245,895	$72,431	$194,723	$57,866
Interest income on impaired loans (cash-basis)	1,715	60	4,666	191

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

Susquehanna performed its annual goodwill impairment test in the second quarter of 2009 and determined that the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions and the fact that Susquehanna’s market capitalization has been below the book value of its equity, Susquehanna performed interim goodwill impairment tests, as required by U.S. GAAP, in the third quarter of 2009.

Based upon Susquehanna’s analyses at September 30, 2009, the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment. Susquehanna will continue to monitor and evaluate the carrying value of goodwill for possible future impairment as conditions warrant.

NOTE 6. Borrowings

	September 30, 2009	December 31, 2008
Securities sold under repurchase agreements	$358,414	$375,317
Federal funds purchased	205,000	480,000
Treasury tax and loan notes	7,200	4,902
Federal Reserve term auction facility	450,000	50,000

Total short-term borrowings	$1,020,614	$910,219

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,
	2009			2008
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income applicable to common shareholders	$2,657	86,294	$0.03	$6,360	86,010	$0.07
Effect of Diluted Securities:
Stock options and restricted shares outstanding		—			23

Diluted Earnings per Share:
Income applicable to common shareholders and assuming conversion	$2,657	86,294	$0.03	$6,360	86,033	$0.07

For the three months ended September 30, 2009 and 2008, average options to purchase 2,490 and 2,308 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended September 30, 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

	For the Nine Months Ended September 30,
	2009			2008
	Loss	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
(Loss) income applicable to common shareholders	$(7,424)	86,220	$(0.09)	$63,582	85,956	$0.74
Effect of Diluted Securities:
Stock options and restricted shares outstanding		—			36

Diluted Earnings per Share:
(Loss) income applicable to common shareholders and assuming conversion	$(7,424)	86,220	$(0.09)	$63,582	85,992	$0.74

For the nine months ended September 30, 2009 and 2008, average options to purchase 2,490 and 2,167 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the nine months ended September 30, 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

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

The fair value of $0.90 for each of the 2009 options and $2.78 for each of the 2008 options was estimated on the date of grant using the Black-Scholes-Merton model, with the assumptions noted in the following table:

	2009	2008
Volatility	24.74%	19.70%
Expected dividend yield	6.50%	4.50%
Expected term (in years)	7.0	7.0
Risk-free rate	2.46%	3.33%

NOTE 9. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$954	$1,578	$30	$27	$128	$111
Interest cost	1,468	1,335	70	62	162	121
Expected return on plan assets	(1,899)	(1,844)		—	—	—
Amortization of prior service cost	9	12	30	31	23	28
Amortization of transition obligation (asset)	—	—		—	28	28
Amortization of net actuarial loss	714	173	31	20	—	—
Curtailments/settlements	(80)	—		—	—	—

Net periodic benefit cost	$1,166	$1,254	$161	$140	$341	$288

	Nine Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$4,386	$4,326	$90	$84	$384	$333
Interest cost	4,304	3,995	196	180	486	363
Expected return on plan assets	(5,683)	(5,848)		—	—	—
Amortization of prior service cost	17	30	88	93	69	84
Amortization of transition obligation (asset)	—	—		—	84	84
Amortization of net actuarial loss	1,966	173	63	44	—
Curtailments/settlements	124	—		—	—	—

Net periodic benefit cost	$5,114	$2,676	$437	$401	$1,023	$864

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $124 to its pension plans and $594 to its other postretirement benefit plan in 2009. As of September 30, 2009, $93 of contributions have been made to its pension plans, and $446 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $31 to fund its pension plan in 2009, for a total of $124, and $148 to its other postretirement benefit plan, for a total of $594.

Changes to Susquehanna’s Retirement Program

On February 24, 2009, Susquehanna notified its employees that changes were going to be made to the retirement program, effective July 1, 2009. The changes affected three groups of Susquehanna employees differently – employees for whom there was no retirement program changes, employees for whom the cash balance plan was “frozen,” and employees who were not yet eligible to participate in the plan, and who will not be eligible in the future.

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

At September 30, 2009, the aggregate amount of derivative assets recorded in other assets was $19,976, and the aggregate amount of derivative liabilities recorded in other liabilities was $17,342. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including interest rate curves and implied volatilities. The estimates of fair value are made by an independent third-party valuation service using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). As part of Susquehanna’s overall valuation process, management evaluates this third-party methodology to ensure that it is representative of exit prices in Susquehanna’s principal markets. These future net cash flows, however, are susceptible to change primarily due to fluctuations in interest rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on estimated valuations. Based on the nature and limited purposes of the derivatives that Susquehanna employs, fluctuation in interest rates have had only a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense, and/or values of assets and liabilities

In addition to making valuation estimates, Susquehanna also faces the risk that certain derivative instruments that have been designated as hedges and currently meet hedge accounting requirements may not qualify in the future. Further, new interpretations and guidance related to hedge accounting may be issued in the future, and Susquehanna cannot predict the possible impact that such guidance may have on its use of derivative instruments.

The majority of Susquehanna’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach. During the first nine months of 2009, there was no hedge ineffectiveness. During 2008, an immaterial amount of hedge ineffectiveness was required to be reported in earnings on Susquehanna’s outstanding cash flow hedging relationships.

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

To comply with U.S. GAAP relating to “Fair Value Measurements,” Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to Susquehanna’s exposure to the counterparty, and Susquehanna’s own credit spread is applied to the counterparty’s exposure to Susquehanna, and the net credit valuation adjustment is reflected in Susquehanna’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For Susquehanna’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider. For counterparties without publicly available credit information, who are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by Susquehanna based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, Susquehanna actively monitors counterparty credit ratings for significant changes.

At September 30, 2009, net credit valuation adjustments increased the settlement values of Susquehanna’s derivative assets by $127 and reduced its derivative liabilities by $339. During the first nine months of 2009, Susquehanna recognized a net expense of $582 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors, such as liquidity and bid/offer spreads, which factors were deemed immaterial by Susquehanna as of September 30, 2009 and December 31, 2008.

	Fair Values of Derivative Instruments September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,420	Other liabilities	$623
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	16,556	Other liabilities	16,719

Total derivatives		$19,976		$17,342

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts			Other liabilities	$939
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	21,895	Other liabilities	21,473

Total derivatives		$21,895		$22,412

The Effect of Derivative Instruments on the Statement of Income

	Amount of Loss Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three months ended September 30, 2009
Derivatives in cash flow hedging relationships			September 30, 2009
Interest rate contracts:	$(7,280)	Interest expense	$(226)

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments		Three months ended September 30, 2009
Interest rate contracts:	Other income	$(455)

	Amount of Gain Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine months ended September 30, 2009
Derivatives in cash flow hedging relationships			September 30, 2009
Interest rate contracts:	$2,512	Interest expense	$(548)

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments		Nine months ended September 30, 2009
Interest rate contracts:	Other income	$(582)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 11. Securitization Activity

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	Principal Balance		Loans and Leases Past Due 30 Days or More		For the Nine Months Ended Sept 30,
					Net Credit Losses (Recoveries)
	Sept 30, 2009	December 31, 2008	Sept 30, 2009	December 31, 2008	2009	2008
Loans and leases held in portfolio	$9,863,705	$9,653,873	$332,899	$261,504	$78,179	$24,300
Leases securitized	36,561	123,608	159	185	101	154
Home equity loans securitized	258,640	286,577	4,387	5,637	85	202
Leases serviced for others	16,716	31,645	669	1,060	(15)	1

Total loans and leases serviced	$10,175,622	$10,095,703	$338,114	$268,386	$78,350	$24,657

Certain cash flows received from or conveyed to the structured entities associated with the securitizations are as follows:

Automobile Leases	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008
Servicing fees received	$170	$611	$701	$2,490
Other cash flows received from retained interests	4,856	6,544	11,885	21,461

Home Equity Loans	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008
Additional draws conveyed to the trusts	$11,487	$14,846	$35,494	$43,012
Servicing fees received	281	310	857	964
Other cash flows received from retained interests	2,626	1,022	7,075	5,755

There were no proceeds from securitizations nor amounts derecognized for the nine-month periods ended September 30, 2009 and 2008 relating to home equity loans and automobile leases.

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2009 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna’s analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of Susquehanna's interest-only strips.

As of September 30, 2009

Automobile Leases	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate (1)
2007 transaction - Interest-Only Strip	The remaining interest-only strip was fully amortized in the third quarter of 2009. A clean-up call was completed in October 2009.
Home Equity Loans
2006 transaction - Interest-Only Strips
Fixed-rate portion	$8,474	42	15.00	0.15%	6.98%
Decline in fair value of 10% adverse change			$317	$46	$166
Decline in fair value of 20% adverse change			615	92	322
Variable-rate portion	$3,735	32	30.00	0.15%	6.58%
Decline in fair value of 10% adverse change			$247	$20	$68
Decline in fair value of 20% adverse change			463	41	133
2005 transaction - Interest-Only Strips	$6,821	32	30.00	0.15%	6.56%
Decline in fair value of 10% adverse change			$380	$31	$147
Decline in fair value of 20% adverse change			717	62	288

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Note 12. Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

At September 30, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because Susquehanna has made the determination that the impact on its financial statements would be minimal.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna's overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna's principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, and indexed-amortizing notes.

Derivatives

Currently, Susquehanna uses interest rate swaps to manage its interest rate risk and to assist its borrowers in managing their interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. To comply with the provisions of U.S. GAAP, Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2009 and December 31, 2008, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$284,788	$—	$284,788	$—
Obligations of states and political subdivisions	359,736		359,736
Agency residential mortgage-backed securities	675,432		675,432
Non-agency residential mortgage-backed securities	143,042		140,242	2,800
Commercial mortgage-backed securities	191,567		191,567
Synthetic collateralized debt obligations	1,143		—	1,143
Other structured financial products	13,905		1,163	12,742
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	24,230	3,018	17,131	4,081
Derivatives (1)	19,976		19,976
Interest-only strips (1)	19,030		—	19,030

Total	$1,852,916	$3,018	$1,810,102	$39,796

Liabilities
Derivatives (2)	$17,342	$—	$17,342	$—

Total	$17,342	$—	$17,342	$—

(1) Included in Other assets

(2) Included in Other liabilities

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,870,746	$3,877	$1,821,554	$45,315
Derivatives (1)	21,895		21,895
Interest-only strips (1)	17,565			17,565

Total	$1,910,206	$3,877	$1,843,449	$62,880

Liabilities
Derivatives (2)	$22,412	$—	$22,412	$—

Total	$22,412	$—	$22,412	$—

(1)	Included in Other assets

(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended September 30, 2009 and 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest- only Strips	Total
Balance at July 1, 2009	$4,081	$1,513	$12,071	$2,795	$18,020	$38,480
Total gains or losses (realized/unrealized)
Other-than-temporary impairment						—
Included in other comprehensive income (Presented here gross of taxes)		(370)	671	5	1,759	2,065
Purchases, issuances, and settlements					(749)	(749)
Transfers in and/or out of Level 3

Balance at September 30, 2009	$4,081	$1,143	$12,742	$2,800	$19,030	$39,796

				Available- for-sale Securities	Interest- only Strips	Total
Balance at July 1, 2008				$76,915	$19,195	$96,110
Total gains or losses (realized/unrealized)
Other-than-temporary impairment				(17,550)	—	(17,550)
Reclassified from other comprehensive income (Presented here gross of taxes)				9,200	—	9,200
Included in other comprehensive income (Presented here gross of taxes)				(2,164)	(1,734)	(3,898)
Purchases, issuances, and settlements				(7,560)	(1,905)	(9,465)
Transfers in and/or out of Level 3				2,809	—	2,809

Balance at September 30, 2008				$61,650	$15,556	$77,206

The following tables present rollforwards of the balance sheet amounts for the nine months ended September 30, 2009 and 2008, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest- only Strips	Total
Balance at January 1, 2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than-temporary impairment		(937)								(937)
Included in other comprehensive income (Presented here gross of taxes)	4	880	8,774	13					4,553	14,224
Purchases, issuances, and settlements	(1,092)								(3,088)	(4,180)
Transfers in and/or out of Level 3					(440	)(1)	(31,751	)(1)		(32,191)

Balance at September 30, 2009	$4,081	$1,143	$12,742	$2,800	$—		$—		$19,030	$39,796

(1)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

	Available- for-sale Securities	Interest- only Strips	Total
Balance at January 1, 2008	$81,285	$21,138	$102,423
Total gains or losses (realized/unrealized)
Other-than-temporary impairment	(17,548)	—	(17,548)
Reclassified from other comprehensive income (Presented here gross of taxes)	5,175	—	5,175
Included in other comprehensive income (Presented here gross of taxes)	(6,898)	359	(6,539)
Purchases, issuances, and settlements	(3,173)	(5,941)	(9,114)
Transfers in and/or out of Level 3	2,809	—	2,809

Balance at September 30, 2008	$61,650	$15,556	$77,206

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment in accordance with U.S. GAAP. To estimate the impairment of a loan, Susquehanna uses the practical expedient method, which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna's impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna's principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following tables present the financial instruments carried at fair value at September 30, 2009 and December 31, 2008, on the consolidated balance sheets and by the valuation hierarchy.

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$93,063	$—	$—	$93,063

	$93,063	$—	$—	$93,063

Specific reserves identified during the first nine months of 2009 totaled $22,363. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at September 30, 2009.

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$47,638	$—	$—	$47,638

	$47,638	$—	$—	$47,638

Specific reserves identified during 2008 totaled $10,308. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2008.

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$199,626	$199,626	$237,701	$237,701
Short-term investments	100,149	100,149	119,360	119,360
Investment securities	1,822,895	1,822,895	1,879,891	1,879,891
Loans and leases	9,695,135	9,906,177	9,653,879	9,798,658
Financial liabilities:
Deposits	8,900,313	8,743,566	9,066,493	9,042,282
Short-term borrowings	1,020,614	1,020,614	910,219	910,219
FHLB borrowings	1,049,943	1,120,315	1,069,784	1,158,477
Long-term debt	448,246	345,377	448,082	366,380

Note 13. Subsequent Events

Management has evaluated subsequent events, both recognized and nonrecognized, through November 6, 2009, which is the date of issuance of Susquehanna's financial statements, and determined that there have been no material subsequent events.

Note 14. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2009, in accordance with U.S. GAAP, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2009. The actual effective rate for the reporting period ended September 30, 2009 is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2009 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	greater reliance on wholesale funding because our loan growth has outpaced our deposit growth, and we have no current access to securitization markets;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•

the impact of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act (“AARA”) and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms that do not operate under those restrictions;

•	future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation premiums; and

•	our success in managing the risks involved in the foregoing.

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

Executive Commentary

The prolonged economic downturn has continued to impact customers in our markets, as well as our own financial performance. Our results for the first nine months of 2009 have been impacted by a number of issues related to the recession, including the industry-wide increase in FDIC insurance premiums and special assessments and an increase in our provision for loan and lease losses as a result of deterioration in credit quality. In addition, we recorded pre-tax charges of $2.9 million in the second quarter related to our consolidation initiative to combine certain branches in our central Pennsylvania market that are in close proximity to each other. We also had an other-than-temporary impairment charge of $0.9 million relating to our two corporate synthetic collateralized debt obligations. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2009 financial goals as follows:

Updated Financial Goals for 2009

Our updated financial goals for 2009 are as follows:

	Originally Published Goals	Updated Goals
Net interest margin	3.70%	3.55%
Loan growth	8.0%	3.0%
Deposit growth	1.0%	(2.0%)
Noninterest income growth	6.0%	8.0%
Noninterest expense growth	(1.0%)	3.0%
Tax rate	32.0%	Not meaningful
Preferred dividend and discount accretion	$16.7 million	$16.7 million

Acquisitions

Stratton Holding Company

On April 30, 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Stratton became a wholly owned subsidiary of Susquehanna and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in our investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Stratton was considered immaterial for purposes of presenting the disclosures required by U.S. GAAP.

Results of Operations

Summary of 2009 Compared to 2008

Net income applicable to common shareholders for the third quarter of 2009 was $2.7 million, a decrease of $3.7 million from net income applicable to common shareholders of $6.4 million for the third quarter of 2008. Net interest income increased 3.5%, to $104.8 million for the third quarter of 2009, from $101.3 million for the third quarter of 2008. Noninterest income increased 127.2%, to $40.7 million for the third quarter of 2009, from $17.9 million for the third quarter of 2008. Noninterest expenses decreased 4.4%, to $91.5 million for the third quarter of 2009, from $95.8 million for the third quarter of 2008.

Net loss applicable to common shareholders for the first nine months of 2009 was $7.4 million, a decrease of $71.0 million from net income applicable to common shareholders of $63.6 million for the first nine months of 2008. Net interest income increased 0.6%, to $300.2 million for the first nine months of 2009, from $298.5 million for the first nine months of 2008. Noninterest income increased 11.6%, to $117.7 million for the first nine months of 2009, from $105.5 million for the first nine months of 2008. Noninterest expenses increased 4.1%, to $289.5 million for the first nine months of 2009, from $278.1 million for the first nine months of 2008.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted Earnings per Common Share	$0.03	$0.07	($0.09)	$0.74
Return on Average Assets	0.20%	0.19%	0.05%	0.64%
Return on Average Equity	1.38%	1.49%	0.35%	4.94%
Return on Average Tangible Equity (1)	3.76%	5.21%	1.55%	13.59%
Efficiency Ratio	61.48%	78.38%	67.67%	67.37%
Net Interest Margin	3.64%	3.60%	3.52%	3.66%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Return on average equity (GAAP basis)	1.38%	1.49%	0.35%	4.94%
Effect of excluding average intangible assets and related amortization	2.38%	3.72%	1.20%	8.65%
Return on average tangible equity	3.76%	5.21%	1.55%	13.59%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended September 30, 2009			For the Three-Month Period Ended September 30, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$105,109	$54	0.20	$92,693	$491	2.11
Investment securities:
Taxable	1,463,580	17,750	4.81	1,776,148	22,872	5.12
Tax-advantaged	350,376	5,775	6.54	309,751	5,117	6.57

Total investment securities	1,813,956	23,525	5.15	2,085,899	27,989	5.34

Loans and leases, (net):
Taxable	9,649,279	137,085	5.64	9,134,226	146,070	6.36
Tax-advantaged	221,763	3,855	6.90	197,137	3,546	7.16

Total loans and leases	9,871,042	140,940	5.66	9,331,363	149,616	6.38

Total interest-earning assets	11,790,107	164,519	5.54	11,509,955	178,096	6.16

Allowance for loan and lease losses	(163,409)			(98,963)
Other non-earning assets	2,077,130			2,095,831

Total assets	$13,703,828			$13,506,823

Liabilities
Deposits:
Interest-bearing demand	$2,878,901	4,499	0.62	$2,558,459	7,441	1.16
Savings	738,392	291	0.16	734,832	1,116	0.60
Time	4,083,021	33,166	3.22	4,509,237	41,236	3.64
Short-term borrowings	1,050,060	1,098	0.41	722,528	3,179	1.75
FHLB borrowings	1,049,652	10,122	3.83	1,396,158	13,120	3.74
Long-term debt	448,280	7,172	6.35	422,870	7,709	7.25

Total interest-bearing liabilities	10,248,306	56,348	2.18	10,344,084	73,801	2.84

Demand deposits	1,234,941			1,223,621
Other liabilities	256,121			240,354

Total liabilities	11,739,368			11,808,059
Equity	1,964,460			1,698,764

Total liabilities and shareholders’ equity	$13,703,828			$13,506,823

Net interest income / yield on average earning assets		$108,171	3.64		$104,295	3.60

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2009			For the Nine-Month Period Ended September 30, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$111,182	$529	0.64	$99,699	$1,939	2.60
Investment securities:
Taxable	1,528,135	57,271	5.01	1,775,290	70,062	5.27
Tax-advantaged	346,929	17,193	6.63	293,539	14,288	6.50

Total investment securities	1,875,064	74,464	5.31	2,068,829	84,350	5.45

Loans and leases, (net):
Taxable	9,569,595	408,064	5.70	8,858,477	437,299	6.59
Tax-advantaged	220,699	11,195	6.78	193,896	10,683	7.36

Total loans and leases	9,790,294	419,259	5.73	9,052,373	447,982	6.61

Total interest-earning assets	11,776,540	494,252	5.61	11,220,901	534,271	6.36

Allowance for loan and lease losses	(138,218)			(94,097)
Other non-earning assets	2,059,445			2,098,571

Total assets	$13,697,767			$13,225,375

Liabilities
Deposits:
Interest-bearing demand	$2,793,759	17,102	0.82	$2,662,819	27,254	1.37
Savings	729,966	1,400	0.26	729,658	3,954	0.72
Time	4,309,384	109,103	3.38	4,243,996	124,094	3.91
Short-term borrowings	939,446	3,233	0.46	643,341	9,368	1.95
FHLB borrowings	1,052,286	30,275	3.85	1,344,995	39,104	3.88
Long-term debt	448,223	23,027	6.87	421,297	23,256	7.37

Total interest-bearing liabilities	10,273,064	184,140	2.40	10,046,106	227,030	3.02

Demand deposits	1,217,211			1,208,861
Other liabilities	255,087			252,526

Total liabilities	11,745,362			11,507,493
Equity	1,952,405			1,717,882

Total liabilities and shareholders’ equity	$13,697,767			$13,225,375

Net interest income / yield on average earning assets		$310,112	3.52		$307,241	3.66

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

Net Interest Income — Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $104.8 million for the third quarter of 2009, as compared to $101.3 million for the same period in 2008. For the nine months ended September 30, 2009, net interest income increased to $300.2 million, as compared to $298.5 million for the same period in 2008.

Net interest income as a percentage of net interest income plus noninterest income was 72.0% for the quarter ended September 30, 2009, and 85.0% for the quarter ended September 30, 2008. Net interest income as a percentage of net interest income plus noninterest income was 71.8% for the nine months ended September 30, 2009, and 73.9% for the nine months ended September 30, 2008.

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

The $3.5 million increase in our net interest income for the third quarter of 2009, as compared to the third quarter of 2008, was primarily the result of a $280.2 million increase in average earning assets due to loan growth and a 4 basis point improvement in net interest margin as $829.9 million of higher-cost certificates of deposit at an average rate of 3.07% matured in the third quarter of 2009 and repriced to lower-cost deposits and short-term borrowings.

The $1.7 million increase in our net interest income for the first nine months of 2009 as compared to the first nine months of 2008, was primarily the result of a $555.6 million increase in average earning assets due to loan growth, offset by a 14 basis point decline in net interest margin.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable incurred losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management's quarterly review of the loan and lease portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

During the first nine months of 2009, we continued to experience a challenging operating environment. Given the economic pressures that are impacting some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $129.3 million increase in nonaccrual loans and leases since September 30, 2008 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $48.0 million for the third quarter of 2009, and $17.7 million for the third quarter of 2008. The provision was $133.0 million for the first nine months of 2009, and $41.3 million for first nine months of 2008.

Of the $225.3 million of nonaccrual loans and leases at September 30, 2009 (refer to “Table 3 – Risk Assets”), $197.3 million, or 87.6%, represented non-accrual, non-consumer loan relationships greater than $0.5 million that had been evaluated and considered impaired. Of the $229.5 million of total impaired loans (non-accrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $99.6 million, or 43.4%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans”). The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Net charge-offs for the third quarter of 2009 increased to $36.9 million, or 1.48% of average loans and leases, when compared to net charge-offs for the third quarter of 2008 of $8.2 million, or 0.35% of average loans and leases.

Net charge-offs for the first nine months of 2009 increased to $78.2 million, or 1.07% of average loans and leases, when compared to net charge-offs for the first nine months of 2008 of $24.3 million, or 0.36% of average loans and leases. Furthermore, 53.3% of net charge-offs came from the real estate – construction portfolio as real estate demand and values in some of our market areas are under considerable downward pressure. For additional information about our real estate – construction loan portfolio, refer to Tables 3, 4, 5, and 6 appearing in “Financial Condition, Risk Assets” in this Quarterly Report on Form 10-Q.

The allowance for loan and lease losses was 1.71% of period-end loans and leases, or $168.6 million, at September 30, 2009; 1.18% of period-end loans and leases, or $113.7 million, at December 31, 2008; and 1.12% of period-end loans and leases, or $105.6 million, at September 30, 2008.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at September 30, 2009. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at September 30, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance - Beginning of period	$157,517	$96,033	$113,749	$88,569
Additions	48,000	17,704	133,000	41,306
Charge-offs:
Commercial, financial, and agricultural	(9,145)	(5,125)	(20,952)	(13,505)
Real estate - construction	(22,587)	(100)	(42,979)	(3,214)
Real estate secured - residential	(1,849)	(753)	(5,097)	(2,786)
Real estate secured - commercial	(3,888)	(509)	(7,688)	(892)
Consumer	(608)	(1,924)	(2,483)	(6,027)
Leases	(1,771)	(1,014)	(6,516)	(3,092)

Total charge-offs	(39,848)	(9,425)	(85,715)	(29,516)

Recoveries:
Commercial, financial, and agricultural	1,205	134	3,084	1,348
Real estate - construction	1,268	2	1,273	5
Real estate secured - residential	33	41	236	177
Real estate secured - commercial	18	59	1,471	128
Consumer	207	866	804	2,832
Leases	170	161	668	726

Total recoveries	2,901	1,263	7,536	5,216

Net charge-offs	(36,947)	(8,162)	(78,179)	(24,300)

Balance - Period end	$168,570	$105,575	$168,570	$105,575

Net charge-offs as a percentage of average loans and leases (annualized)	1.48%	0.35%	1.07%	0.36%
Allowance as a percentage of period-end loans and leases	1.71%	1.12%	1.71%	1.12%
Average loans and leases	$9,871,042	$9,331,363	$9,790,294	$9,052,373
Period-end loans and leases	9,863,705	9,454,094	9,863,705	9,454,094

Noninterest Income

Third Quarter 2009 Compared to Third Quarter 2008

Noninterest income, as a percentage of net interest income plus noninterest income, was 28.0% for the third quarter of 2009, and 15.0% for the third quarter of 2008.

Noninterest income increased $22.8 million, or 127.2%, for the third quarter of 2009, over the third quarter of 2008. This net increase was primarily a result of the following:

•	Decreased service charges on deposit accounts of $2.6 million;

•	Decreased income from bank-owned life insurance of $2.4 million;

•	Increased net realized gains on the sale of securities of $4.7 million;

•	Decreased other-than-temporary impairment of securities related to credit losses of $17.6 million; and

•	Increased other of $5.5 million.

Service charges on deposit accounts. The 22.1% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Income from bank-owned life insurance. The 64.7% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Net realized gains on the sale of securities. During the third quarter of 2009, we sold securities with an aggregate book value of $54.6 million for a net gain of $4.7 million. There were no sales of securities in the third quarter of 2008.

Other-than-temporary impairment of securities related to credit losses. During the third quarter of 2008, we recognized a $17.6 million other-than-temporary impairment related to the two synthetic collateralized debt obligations in our available-for-sale portfolio. There were no other-than-temporary impairments recognized in the third quarter of 2009.

Other. During the third quarter of 2008, we reclassified the fair value of cash flow hedges related to a forecasted sale of vehicle leases from accumulated other comprehensive loss to earnings and recognized a reduction in other noninterest income of $6.5 million.

Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008

Noninterest income, as a percentage of net interest income plus noninterest income, was 28.2% for the nine-month period ended September 30, 2009, and 26.1% for the nine-month period ended September 30, 2008.

Noninterest income increased $12.2 million, or 11.6%, for the nine-month period ended September 30, 2009, from the nine-month period ended September 30, 2008. This net increase was primarily a result of the following:

•	Decreased service charges on deposit accounts of $6.5 million;

•	Decreased vehicle origination, servicing, and securitization fees of $2.7 million;

•	Decreased income from bank-owned life insurance of $6.6 million;

•	Increased net gain on sale of loans and leases of $3.2 million;

•	Increased net realized gains on the sale of securities of $4.9 million;

•	Decreased other-than-temporary impairment of securities related to credit losses of $16.6 million; and

•	Increased other of $4.5 million.

Service charges on deposit accounts. The 18.8% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Vehicle origination, servicing, and securitization fees. The 35.1% decrease primarily was the result of a reduction in securitization fees, as no auto lease securitizations have occurred since February 2007 and a reduction in origination fees due to lower volumes, as new vehicle sales have declined significantly.

Income from bank-owned life insurance. The 61.6% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Net gain on sale of loans and leases. The 64.1% increase primarily was the result of an increased volume of mortgage loans originated and sold.

Net realized gains on the sale of securities. During the first nine months of 2009, we realized net gains of $5.1 million on the sale of securities with an aggregate book value of $72.7 million. During the first nine months of 2008, we realized net gains of $0.2 million on the sale of securities with an aggregate book value of $17.3 million.

Other-than-temporary impairment of securities related to credit losses. During the first nine months of 2008, we recognized a $17.6 million other-than-temporary impairment related to the two synthetic collateralized debt obligations in our available-for-sale portfolio. During the first nine months of 2009, we recognized an additional $0.9 million other-than-temporary impairment related to the same securities because additional credit events occurred in the underlying reference companies.

Other. The 18.7% increase primarily is the net result of the $6.9 million gain realized on the sale of our Central Atlantic Merchant Services accounts in March 2009; a general net decline in other commissions and fees of $3.6 million during 2009; a $1.0 million fixed-asset write-off due to our branch consolidation in 2009; the reclassification of the fair value of cash flow hedges related to a forecasted sale of vehicle leases from accumulated other comprehensive loss to earnings of $6.5 million in 2008; a one-time credit of $1.2 million in 2008 relating to Visa’s IPO redemption; and various other changes within this category.

Noninterest Expenses

Third Quarter 2009 Compared to Third Quarter 2008

Noninterest expenses decreased $4.3 million, or 4.4%, from $95.8 million for the third quarter of 2008, to $91.5 million for the third quarter of 2009. This net decrease is primarily a result of the following:

•	Decreased salaries and employee benefits of $1.4 million;

•	Increased FDIC insurance of $3.8 million; and

•	Decreased other of $4.1 million.

Salaries and employee benefits. The 2.8% net decrease is primarily attributable to our consolidation efforts, which have reduced staff.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates, as determined by the FDIC.

Other. The decrease is primarily the result of a $2.1 million charge in 2008 to mitigate losses to VFAM’s customers who held positions in a money market mutual fund managed by an independent mutual fund company and various other changes within this category.

Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008

Noninterest expenses increased $11.5 million, or 4.1%, from $278.1 million for the nine-month period ended September 30, 2008, to $289.5 million for the nine-month period ended September 30, 2009. This net increase is primarily a result of the following:

•	Increased salaries and employee benefits of $2.6 million;

•	Decreased advertising and marketing of $3.5 million;

•	Increased FDIC insurance of $19.3 million; and

•	Decreased other of $6.4 million.

Salaries and employee benefits. The 1.8% net increase is primarily attributable to the acquisition of Stratton on April 30, 2008, increased net periodic pension cost relating to the amortization of net actuarial losses of $1.3 million, branch-consolidation-related charges of $1.0 million in the second quarter of 2009, our consolidation efforts, which have resulted in reduced staff, and restructuring charges of $1.6 million in 2008.

Advertising and marketing. The 35.1% decrease is the result of discretionary reductions in advertising and marketing initiatives.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates and a $6.2 million special assessment incurred in May 2009, as determined by the FDIC.

Other. The 9.3% net decrease in other expenses is the result of various changes within this category primarily associated with cost-saving initiatives previously announced and the $2.1 million charge in 2008 to mitigate losses to VFAM’s customers who held positions in a money market mutual fund managed by an independent mutual fund company and various other changes within this category.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2009, in accordance with U.S. GAAP, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2009. The actual effective rate for the reporting period ended September 30, 2009 is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

Financial Condition

Summary of September 30, 2009 Compared to December 31, 2008

Total assets at September 30, 2009 remained at the same level as total assets at December 31, 2008 of $13.7 billion. Total loans increased $209.8 million and total deposits decreased $166.2 million from December 31, 2008. Equity capital was $2.0 billion at September 30, 2009, or $19.53 per common share, and $1.9 billion, or $19.21 per common share, at December 31, 2008.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2009, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. Furthermore, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

For information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 12. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. Nevertheless, loans and leases, net of unearned income, increased a modest 2.2%, from $9.7 billion at December 31, 2008 to $9.9 billion at September 30, 2009. Real estate construction loans, which we consider to be higher-risk loans, however, declined $63.2 million (net of charge-offs of $41.7 million). This was primarily due to our plan to decrease our real estate construction loan portfolio thereby reducing our exposure in a segment that has been particularly stressed during this recession.

Risk Assets

Total nonperforming assets increased $161.8 million, from December 31, 2008 to September 30, 2009, as presented in Table 3.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	September 30, 2009	December 31, 2008	September 30, 2008
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$18,064	$13,882	$11,634
Real estate - construction	102,667	49,774	48,756
Real estate secured - residential	35,752	18,271	15,352
Real estate secured - commercial	60,387	22,477	17,953
Consumer	32	844	160
Leases	8,441	65	2,167

Total nonaccrual loans and leases	225,343	105,313	96,022
Restructured loans	32,188	2,566	2,592
Other real estate owned	22,510	10,313	10,671

Total nonperforming assets	$280,041	$118,192	$109,285

As a percentage of period-end loans and leases plus other real estate owned	2.83%	1.22%	1.15%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases	65%	105%	107%
Loans and leases contractually past due 90 days and still accruing	$38,396	$22,316	$20,313

Nonaccrual loans and leases increased from $105.3 million at December 31, 2008, to $225.3 million at September 30, 2009. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 1.22% at December 31, 2008 to 2.83% at September 30, 2009. Furthermore, at September 30, 2009, 45.6% of nonaccrual loans and leases were in our real estate – construction portfolio as real estate demand and values in some of our market areas are under considerable downward pressure. We consider these real-estate construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

We have been aggressively reviewing our portfolio, contacting customers to evaluate their financial situation and, where necessary, working with them to find proactive solutions to help limit the number of loans that become delinquent or go into default.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at September 30, 2009	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$291,019	24.1%	0.3%	2.5%	19.8%	13.6%	3.0%	5.1%
Land development	237,817	19.7	0.1	0.2	0.4	21.6	12.4	2.7
Raw land	6,365	0.5	0.0	0.0	0.2	0.0	15.9	1.9

	535,201	44.3	0.2	1.4	10.9	17.0	7.5	4.0

All Other:
Construction:
Investor	250,553	20.7	0.0	0.0	3.7	12.0	0.5	2.4
Owner-occupied	13,061	1.1	0.0	0.0	10.9	0.0	0.0	4.2
Land development:
Investor	329,045	27.2	0.2	0.0	8.5	27.8	0.3	4.4
Owner-occupied	11,210	0.9	0.0	0.0	0.0	0.8	0.0	2.2
Raw land:
Investor	68,629	5.7	0.5	10.6	7.6	32.6	2.3	4.0
Owner-occupied	1,007	0.1	0.0	0.0	24.2	0.0	0.0	4.7

	673,505	55.7	0.2	1.1	6.5	21.4	0.6	3.6

Total	$1,208,706	100.0	0.2	1.2	8.5	19.4	3.8	3.8

(1)	represents potential problem loans that are on our internally monitored loan list, excluding nonaccrual loans and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at September 30, 2009 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2009.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at September 30, 2009	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$291,019	50.6%	9.5%	37.8%	2.1
Land development	237,817	54.5	6.1	33.1	6.3
Raw land	6,365	88.2	0.0	11.8	0.0

	535,201	52.7	7.9	35.4	4.0

All Other:
Construction:
Investor	250,553	10.0	23.3	62.4	4.3
Owner-occupied	13,061	77.8	15.5	6.7	0.0
Land development:
Investor	329,045	35.5	1.3	47.9	15.3
Owner-occupied	11,210	44.9	0.0	53.1	2.0
Raw land:
Investor	68,629	20.5	17.2	62.0	0.3
Owner-occupied	1,007	46.4	24.2	29.4	0.0

	673,505	25.5	11.4	54.0	9.1

Total	$1,208,706	37.6	9.8	45.8	6.8

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at September 30, 2009	Global Debt Coverage Ratio Less than 1.1% (1)
	(dollars in thousands)
1-4 Family:
Construction	$291,019	46.7%
Land development	237,817	23.5
Raw land	6,365	0.2

	535,201	35.9

All Other:
Construction:
Investor	250,553	16.2
Owner-occupied	13,061	12.4
Land development:
Investor	329,045	2.4
Owner-occupied	11,210	4.5
Raw land:
Investor	68,629	59.4
Owner-occupied	1,007	44.8

	673,505	24.5

	$1,208,706	29.7

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2009, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions and the fact that our market capitalization has been below the book value of our equity, we have performed interim goodwill impairment tests, as required by U.S. GAAP.

Based upon our analyses at September 30, 2009, the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. We will continue to monitor and evaluate the carrying value of goodwill for possible future impairment as conditions warrant.

Deposits

Total deposits decreased 1.8%, or $166.2 million, from December 31, 2008 to September 30, 2009. However, within this category, core deposits such as demand, interest-bearing demand, and savings increased 0.8%, 17.2%, and 4.2%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds. Time deposits less than $0.1 million decreased 9.8%, or $297.9 million, from December 31, 2008 to September 30, 2009. This decrease, in part, reflects the results of our plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.

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

The minimum Tier 1 capital ratio is 4%; our ratio at September 30, 2009 was 11.05%. The minimum total capital (Tiers 1 and 2) ratio is 8%; our ratio at September 30, 2009 was 13.48%. The minimum leverage ratio is 4%; our leverage ratio at September 30, 2009 was 9.65%. We and our bank subsidiary have leverage and risk-weighted ratios well in excess of regulatory requirements, and both entities are considered “well capitalized” under regulatory guidelines.

Securitizations and Off-Balance-Sheet Financings

Table 7 - Components of Loans and Leases Serviced

	As of September 30, 2009	As of September 30, 2008
	(dollars in thousands)
Lease Securitization Transactions*	$36,561	$150,065
Home Equity Loan Securitization Transactions*	258,640	294,716
Agency Arrangements and Lease Sales*	16,716	37,070
Leases and Loans Held in Portfolio	9,863,705	9,454,094

Total Leases and Loans Serviced	$10,175,622	$9,935,945

*	Off-balance-sheet

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2009, our bank subsidiary had approximately $579.6 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $453.2 million more would have been available provided that additional collateral had been pledged. In addition, at September 30, 2009, we had unused federal funds lines of $1.1 billion and no brokered certificates of deposit.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities. Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. As an alternative source of funding, we have pledged the leases previously held for sale, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At September 30, 2009, we had unused collateralized availability of $352.2 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $100.1 million at September 30, 2009 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At September 30, 2009, our asset/liability position was slightly liability sensitive.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, readers should carefully consider the following additional risk factors:

The following risk factor updates the risk factor with the same heading in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions, which will be collected on September 30, 2009. The final rule also permits the FDIC to impose additional special assessments after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.

On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009. This action was taken in connection with the adoption of an Amended Restoration Plan to meet immediate liquidity needs and return the Deposit Insurance Fund to its federally mandated level, without imposing additional special assessments. Further, the prepayment of assessments does not prevent the FDIC from changing assessment rates or revising the risk-based assessment system in future periods.

Susquehanna is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Susquehanna may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on Susquehanna’s results of operations, financial condition and our ability to continue to pay dividends on its common shares at the current rate or at all.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect ours business and require us to raise additional capital.

In addition to the U.S. Treasury’s TARP Capital Purchase Program announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the EESA and the AARA, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to (1) additional restrictions, oversight, reporting obligations and costs; and (2) compensation restrictions that may limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

SUSQUEHANNA BANCSHARES, INC.

November 6, 2009	/s/ William J. Reuter
William J. Reuter Chairman and Chief Executive Officer

November 6, 2009	/s/ Drew K. Hostetter
Drew K. Hostetter Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.