Form 10-K
period 2009-12-31
SUSQUEHANNA BANCSHARES INC
filed 2010-03-01
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $413,300,027 as of June 30, 2009, based upon the closing price quoted on the Nasdaq Global Select Market for such date. The number of shares issued and outstanding of the registrant’s common stock as of February 22, 2010, was 86,474,350.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to a commercial bank, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company and a vehicle leasing company. As of December 31, 2009, we had total assets of $13.7 billion, consolidated net loans and leases of $9.8 billion, deposits of $9.0 billion, and shareholders’ equity of $2.0 billion.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web site address is www.susquehanna.net. Our stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

We manage our bank subsidiary’s operations through divisions based on geographic market, which allows each division to retain flexibility with regard to loan approvals and product pricing, while enjoying the economies of scale and cost savings realized as a result of consolidated support functions. We believe that this approach differentiates us from other large competitors because it gives our bank greater flexibility to better serve its markets and increase responsiveness to the needs of local customers. We also provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative, and control services.

The following table sets forth information, for the year ended December 31, 2009, regarding our bank subsidiary and our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenues(1)	Percent of Total	Pre-tax Income
	(dollars in thousands)
Bank Subsidiary:
Susquehanna Bank(2)	$13,437,476	98.2%	$522,518	91.3%	$25,071
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	10,158	0.1	15,735	2.7	1,135
Valley Forge Asset Management Corp.	38,629	0.3	13,773	2.4	3,849
Stratton Management Company, LLC	77,366	0.6	12,204	2.1	4,632
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	122,743	0.9	12,285	2.1	(10,591	)(3)
The Addis Group, LLC	50,233	0.4	12,497	2.2	740
Consolidation adjustments and other non-bank subsidiaries	(47,343)	(0.5)	(16,497)	(2.8)	(22,793	)(4)

TOTAL	$13,689,262	100.0%	$572,515	100.0%	$2,043

(1)	Revenue equals net interest income and other income.
(2)	Excludes Susquehanna Trust & Investment Company, a wholly owned subsidiary.
(3)	Does not include incremental benefits to Susquehanna Bank for loans and leases generated by Hann. When these benefits, not recorded on Hann’s books, are taken into consideration, Hann’s pre-tax income for 2009 would have been $7.1 million. The corresponding reduction in pre-tax income in Susquehanna Bank would have been $17.7 million.
(4)	Primarily the parent company’s unallocated expenses.

As of December 31, 2009, non-interest income represented 28.6% of our total revenue. Susquehanna Bank (excluding Susquehanna Trust & Investment Company) contributed 61.4% of total non-interest income, and non-bank affiliates contributed 38.6% of total non-interest income.

We manage our businesses using a long-term perspective, with financial objectives that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs for 2009 were 1.32% of total average loans and leases and over the past five years have averaged 0.47% of total average loans and leases.

As of December 31, 2009, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(dollars in thousands)
Commercial, financial and agricultural	$2,050,110	21.0%
Real estate – construction	1,114,709	11.3
Real estate secured – residential	2,369,380	24.1
Real estate secured – commercial	3,060,331	31.1
Consumer	482,266	4.9
Leases	750,483	7.6

Total loans and leases	$9,827,279	100.0%

As of December 31, 2009, core deposits funded 66.7% of our lending and investing activities.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, is a Pennsylvania state-chartered bank that operates 221 banking offices. It provides a wide-range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet banking services. It also provides a wide-range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Susquehanna Trust & Investment Company, a subsidiary of Susquehanna Bank, provides traditional trust and custodial services, and acts as administrator, executor, guardian, and managing agent for individuals, businesses and non-profit entities. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and, directly and through a subsidiary, retirement planning services. Stratton Management Company provides equity management of assets for institutions, pensions, endowments and high net worth individuals. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

Market Areas

Our Bank Subsidiary. Susquehanna Bank’s operations are divided into the following regional divisions:

•

The PA Division includes 110 banking offices operating primarily in the central Pennsylvania market area, including Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Lycoming, Northumberland, Schuylkill, Snyder, Union, and York counties.

•

The MD Division includes 61 banking offices operating primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland, Berkeley County in West Virginia and Bedford and Franklin counties in Pennsylvania.

•

The DV Division includes 50 banking offices operating primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Philadelphia, Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey.

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

Like the rest of the nation, the market areas that we serve are presently experiencing a recession. A variety of factors (e.g., any substantial rise in inflation or unemployment rates, decrease in consumer confidence, natural disasters, war, or political instability) may further affect both our markets and the national market. We will continue our emphasis on managing our funding costs and lending rates to effectively maintain profitability. In addition, we will seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

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

Future Acquisitions. We routinely evaluate possible future acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. We will also evaluate FDIC-assisted acquisition transactions. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. While any such acquisition may occur in any market area, the four major growth corridors that we are currently focused on are as follows:

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

•	market areas that would fill gaps in the markets currently served by our bank subsidiary.

Employees

As of December 31, 2009, we had 2,818 full-time and 237 part-time employees.

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

As a result of state and federal legislation enacted over the past 20 years, consolidation in the industry has continued at a rapid pace. Further, as a result of the relaxation of laws and regulations pertaining to branch banking in the state, and the opportunity to engage in interstate banking, consolidation within the banking industry has had a significant effect on us and our markets. At present, we compete throughout our market areas with numerous super-regional institutions that have significantly greater resources and assets.

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

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2009 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 92% of our gross revenues in 2009, 92% of our gross revenues in 2008 and 91% of our gross revenues in 2007.

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

Future Legislation. In response to the recent financial crisis, the United States Congress and government (particularly the U.S. Department of the Treasury (the “U.S. Treasury”)), the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”)) have taken numerous steps to stabilize the financial markets and to provide additional regulatory oversight of financial institutions. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, followed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) on February 17, 2009.

During 2009, the U.S. House of Representatives considered a regulatory reform package which it approved on December 11, 2009 (H.R. 4173). The U.S. Senate is also expected to consider financial reform legislation during 2010. H.R. 4173 and a “Discussion Draft” of legislation which may be introduced in the U.S. Senate contain provisions which would, among other things, establish a Consumer Financial Protection Agency, establish a systemic risk regulator, consolidate federal bank regulators, and give shareholders an advisory vote on executive compensation. Separate legislative proposals call for partial repeal of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which is discussed below.

The Obama administration is also requesting Congressional action to limit the growth of the largest U.S. financial firms and to bar banks and bank-related companies from engaging in proprietary trading and from owning, investing in, or sponsoring hedge funds or private equity funds. A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of its 2010 budget plans, in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the U.S. Treasury’s Troubled Asset Relief Program (“TARP”). Such an assessment is estimated to be 15-basis points, levied against bank assets minus tier 1 capital and domestic deposits. It appears that this fee or tax is to be assessed only against the 50 largest financial institutions in the U.S. and therefore would not directly affect Susquehanna. However, the large banks that are affected by the tax may choose to seek additional deposits in the marketplace, driving up the cost of deposits for all banks. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses.

The United States Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve Board has adopted numerous new regulations addressing banks’ credit card overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system.

On December 17, 2009, the Basel Committee released its plans to strengthen capital, liquidity and risk management standards. The proposals are intended to address what some view as shortcomings in Basel II, a capital adequacy program proposed by the Basel Committee in 2004 (“Basel II”), which, in the view of the Basel Committee, did not require sufficient capital reserves for the larger banks to withstand the recent financial crisis. The new Basel Committee proposal would establish a global leverage ratio, a new definition of core capital and new standards for measuring liquidity risks for internationally active banks and ensuring sufficient liquidity in times of crisis. The proposals did not cite specific numbers for the leverage ratio or the new core capital requirements. These proposals are preliminary and are to be finalized by year-end 2010, with a goal of phasing in new requirements by the end of 2012.

The proposed legislation and changes to regulation discussed above, if finally adopted, would change banking law and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, to what extent exemptions may be given to community banks such as Susquehanna Bank, or the ultimate effect such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the GLB Act. As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. It is expected that in the future, other activities will be added to the permitted list. All of these listed activities can be conducted, through an acquisition or on a start-up basis, generally without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

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

If the Federal Reserve Board determines that the FHC or its subsidiaries do not satisfy the CRA requirements, the potential restrictions are different. In that case, until all the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional activities permissible under the GLB Act nor make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the GLB Act does not require divestiture for this type of situation.

Capital Adequacy. Under the risk-based capital requirements presently applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“tier 1 capital”). The remainder of total capital (“tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

At December 31, 2009, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 11.17% and 13.48%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2009, our leverage ratio was 9.73%.

Susquehanna Bank is subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised the bank of any specific minimum leverage ratios applicable to it.

The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee, a committee of central bankers and bank supervisors from the major industrialized countries. This body develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, it proposed Basel II for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.

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

On January 21, 2010, the federal banking agencies, including the Federal Reserve Board, issued a final risk-based regulatory capital rule related to the Financial Accounting Standards Board’s issuance of ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. These accounting standards will make substantive changes to how banks account for securitized assets that are currently excluded from their balance sheets. The final regulatory capital rule seeks to better align regulatory capital requirements with actual risks. Under the final rule, banks affected by Topic 810 and Topic 860 generally will be subject to higher minimum regulatory capital requirements.

The final rule permits banks to include without limit in tier 2 capital any increase in the allowance for lease and loan losses calculated as of the implementation date that is attributable to assets consolidated under the requirements of Topic 810. The rule provides an optional delay and phase-in for a maximum of one year for the effect on risk-based capital and the allowance for lease and loan losses related to the assets that must be consolidated as a result of the accounting change. The final rule also eliminates the risk-based capital exemption for asset-backed commercial paper assets. The transitional relief does not apply to the leverage ratio or to assets in conduits to which a bank provides implicit support. Banks will be required to rebuild capital and repair balance sheets to accommodate the new accounting standards by the middle of 2011. Topic 810 is immaterial to Susquehanna.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2009, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Federal Deposit Insurance. Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios, and the amount of deposits held. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate, with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates. The FDIC is also presently exploring whether to incorporate employee compensation criteria into the risk-based assessment system.

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC Board of Directors adopted a new program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount (the “Temporary Liquidity Guarantee Program” (“TLGP”)). Susquehanna Bank was eligible to participate in both facets of the TLGP, but chose to participate only in the transaction account guaranty program, which program has been extended through June 30, 2010 at which time the program is expected to terminate. A ten basis-point annual rate surcharge is applied to noninterest-bearing transaction deposit amounts over $250,000 in an account. Banks are not to be assessed on amounts that are otherwise insured.

After the passage of the EESA, the FDIC increased deposit insurance for all deposit accounts up to $250,000 per account, and such coverage was subsequently extended until December 31, 2013. The FDIC is required to establish a risk-based assessment system that incorporates statutory and other factors determined to be relevant in assessing the probability that the Deposit Insurance Fund (the “DIF”) will incur a loss from the failure of an insured depository institution. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to these rules. On February 27, 2009, the FDIC determined that it would assess higher rates for institutions that relied significantly on secured liabilities or on brokered deposits but, for well-managed and well-capitalized banks, only when accompanied by rapid asset growth. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis-point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment was due and paid by Susquehanna on December 30, 2009, and is an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.

The increases in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused the DIF to fall to a negative $8.2 billion as of September 30, 2009. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.

If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contract is burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

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

EESA. Turmoil in the nation’s financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the U.S. Treasury, as well as several actions by the Federal Reserve Board. One such program under the TARP was action by U.S. Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (CPP). The U.S. Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

We applied for, and the U.S. Treasury approved, a capital purchase in the amount of $300 million. We entered into a Letter Agreement with the U.S. Treasury, pursuant to which we issued and sold to the U.S. Treasury for an aggregate purchase price of $300 million in cash: (i) 300,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share; and (ii) a ten-year warrant to purchase up to 3,028,264 shares of our common stock, at an initial exercise price of $14.86 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on December 12, 2008.

Our dividend policy is affected by our participation in TARP (see the Dividend Policy section below). Also, the EESA and ARRA amended TARP to add quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator as to the use of TARP funds, restrictions on acquisitions, authority for the U.S. Treasury to have an observer at board meetings, and new restrictions on executive compensation for financial institutions participating in TARP. Congress may adopt other laws impacting financial institutions that obtained funding under TARP. Such new legal requirements and the adoption of any additional requirements could affect our lending, executive compensation or governance practices, or result in increased governmental oversight of our business and adversely affect our ability to retain senior officers.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is also licensed with 24 states as an investment advisor, 27 states as a broker-dealer, and has a firm insurance license with four states. Stratton Management Company is licensed as an investment advisor with the SEC and with 17 states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states.

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

On January 6, 2010, the member agencies of the Federal Financial Institutions Examination Council (the “FFIEC”), which includes the Federal Reserve Board, issued an interest rate risk advisory reminding banks to maintain sound practices for managing interest rate risk, particularly in the current environment of historically low short-term interest rates.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.

Item 1A. Risk Factors

Recent Market, Legislative and Regulatory Events

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than two years at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the EESA and the ARRA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury announced the CPP under the EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. There can be no assurance, however, as to the actual impact that the EESA, including the CPP and the U.S. Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The federal government, Federal Reserve Board and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in funding transactions could be adversely affected by the actions, failure and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, lending or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

During 2008 and 2009, bank failures dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the DIF. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.

In order to maintain a strong funding position and restore reserve ratios of the DIF, on October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio to 1.15% of insured deposits by December 31, 2013. To implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points. On February 27, 2009, the FDIC amended the restoration plan to extend the restoration plan horizon to seven years. The amended restoration plan was accompanied by a final rule on March 4, 2009, which adjusted how the risk-based assessment system differentiates for risk and that set new assessment rates. Under the final rule, base assessment rates for insured depository institutions increased substantially beginning April 1, 2009. On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions, which was collected on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment was due December 30, 2009, and is an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.

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

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury’s TARP Capital Purchase Program announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the EESA and the ARRA, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to additional restrictions, oversight, reporting obligations and costs; and compensation restrictions that may limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

Our regulators or business plans may cause us to raise additional capital, but that capital may be expensive or may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may choose to raise additional capital to support our continued internal growth or acquisition strategy, including, without limitation, FDIC-assisted transactions, or to redeem or repurchase the securities issued to the U.S. Treasury in our TARP transaction. It is likely any capital raising transaction will include the issuance of common stock or a combination of common stock and other form of tier 1 qualifying capital. Our ability to raise additional capital and the specific type of securities issued will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our results of operation and financial condition. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

A prolonged recession, especially one affecting our geographic market areas, could reduce our customer base, our level of deposits and demand for financial products, such as loans.

We are in uncertain economic times, including uncertainty with respect to volatile financial markets. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our geographic markets. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

A further decline in the economic environment could lead to a decline in our operations and financial performance which could result in a decline in the implied fair value of goodwill. If the fair value of goodwill is less than the carrying value, we would recognize an other-than-temporary impairment charge.

Business and Industry Risks

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $7.5 billion at December 31, 2005, to $13.7 billion at December 31, 2009. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

Our issuance of securities to the U.S. Treasury may limit our ability to return capital to our shareholders and is dilutive to the holders of our common stock.

In connection with our sale of $300 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the U.S. Treasury on December 12, 2008, we also issued to the U.S. Treasury a warrant to purchase approximately 3,028,264 shares of our common stock. The terms of the transaction with the U.S. Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until December 12, 2011 or until the U.S. Treasury no longer holds any shares of the Preferred Stock, we will not be able to increase dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction nor repurchase any of our other securities without the approval of the U.S. Treasury, with limited exceptions, most significantly purchases in connection with benefit plans.

We are reviewing alternatives to redeem the Preferred Stock and repurchase the warrants issued to the U.S. Treasury. However, we do not expect to redeem all of the Preferred Stock and repurchase all of the warrants issued to the U.S. Treasury until our non-performing asset generation has stabilized. Any redemption of Preferred Stock and repurchase of warrants is subject to regulatory approval. We can make no assurances as to when, or if, we will receive such approval. Until such time as we redeem all of the Preferred Stock, we will remain subject to the respective terms and conditions set forth in the agreements we entered into with the U.S. Treasury. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

In addition, we are required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Depending on our financial condition at the time, this increase in dividends on the Preferred Stock could have a negative effect on our liquidity.

Loss of certain key officers would adversely affect our business.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 21.0%, 11.3% and 31.1% of our total loan portfolio, respectively, as of December 31, 2009. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, investor and consumer demand and changes in the United States and other financial markets.

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

Through our subsidiary, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), we are involved in the vehicle leasing business. In 2007, 2008 and 2009, Hann suffered a decrease in its vehicle origination, servicing, and securitization fees, due primarily to decreased lease origination volumes. We believe that the reduction in volume principally resulted from the downturn in the economy and special financing offers provided by the major automobile manufacturers.

If the downturn in the economy and these special financing offers were to continue in 2010, our financial performance could continue to be negatively impacted. Additionally, in 2005, vehicle residual value expense at Hann increased significantly based upon service agreements with Auto Lenders Liquidation Center, Inc., a third party residual value guarantor. Under the terms of these servicing agreements, vehicle residual value expense was substantially less in 2009. For 2010 and 2011, vehicle residual value expense should remain the same as 2009. For 2012, vehicle residual expense should be less than 2011. Beyond 2012, vehicle residual value expense could once again increase depending upon used vehicle market conditions. If this were to happen, it could have a negative impact on our financial performance after 2012.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation and supervision by the Federal Reserve Board. Our bank subsidiary, as of December 31, 2009, is also regulated and supervised by the Federal Reserve Board and is subject to regulation and supervision by the Pennsylvania Department of Banking. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries which are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations, and regulatory practices affecting the financial service industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. In 2009, we also leased office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiary operates 221 branches and 29 free-standing automated teller machines. It owns 111 of the branches and leases the remaining 110. Fourteen additional locations are owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2009, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	221 banking offices in Adams, Bedford, Berks, Chester, Cumberland, Dauphin, Delaware, Franklin, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Philadelphia, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2009, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	1570 Manheim Pike Lancaster, PA	Leased	11 offices in Franklin, Lancaster, Lycoming, Montgomery, Northumberland, Schuylkill and York counties, Pennsylvania; and Washington and Baltimore counties, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	150 South Warner Road King of Prussia, Pennsylvania	Leased	3 offices located in Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Stratton Management Company, LLC	610 West Germantown Pike Plymouth Meeting, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Item 3. Legal Proceedings.

There are no material proceedings to which Susquehanna or any of our subsidiaries is a party or by which, to Susquehanna’s knowledge, we, or any of our subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or our subsidiaries involve routine litigation incidental to our business or that of the subsidiary involved and are not material in respect to the amount in controversy.

Item 4. Reserved.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2009 and 2008, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns, or commissions, and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2009	1st Quarter	$0.26	$6.63	$15.95
	2nd Quarter	0.05	4.52	10.60
	3rd Quarter	0.05	3.78	6.79
	4th Quarter	0.01	5.05	6.10

2008	1st Quarter	$0.26	$15.78	$22.40
	2nd Quarter	0.26	13.69	22.86
	3rd Quarter	0.26	10.50	27.70
	4th Quarter	0.26	11.03	20.35

As of February 22, 2010, there were 11,710 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from Susquehanna Bank. Both federal and state laws impose restrictions on the ability of Susquehanna Bank to pay dividends. These include the Pennsylvania Banking Code of 1965, the Federal Reserve Act, and the applicable regulations under such laws. In addition, the net capital rules of the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) limit the ability of Valley Forge Asset Management Corp. to pay dividends to us. Our ability to pay dividends is also limited by the terms of the Letter Agreement entered into between Susquehanna and the U.S. Treasury as part of the Capital Purchase Program (the “CPP Letter Agreement”). See Part I. Item 1 “Business,” under the heading, “Supervision and Regulation — EESA” above for more information about the CPP Letter Agreement. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

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

Pursuant to the terms of the CPP Letter Agreement, prior to the earlier of the December 12, 2011 and the date on which the Preferred Stock has been redeemed in whole or has been transferred in whole to third parties that are not affiliates of the U.S. Treasury, Susquehanna is not permitted without the consent of the U.S. Treasury to declare or pay any dividend or make any distribution on the common stock other than: (i) regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared on the common stock prior to October 14, 2008 (which was $0.26 per share), as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; (ii) dividends payable solely in shares of common stock; and (iii) dividends or distributions of rights in connection with a stockholders’ rights plan.

Stock Performance Graph. The following graph compares for fiscal years 2004 through 2009 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Atlantic Bank Index, an index comprised of banks and related holding companies operating in the Mid-Atlantic region. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Atlantic Bank Index.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Susquehanna Bancshares, Inc.	100.00	98.76	116.64	83.94	77.00	29.66
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Mid-Atlantic Bank	100.00	101.77	122.14	92.37	50.88	53.56

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Years ended December 31,	2009	2008	2007(1)	2006(2)	2005
	(Amounts in thousands, except per share data)
Interest income	$643,824	$697,070	$526,157	$462,791	$387,020
Interest expense	235,008	298,768	250,254	206,021	144,775
Net interest income	408,816	398,302	275,903	256,770	242,245
Provision for loan and lease losses	188,000	63,831	21,844	8,680	12,335
Noninterest income	163,699	142,309	120,659	136,313	125,078
Noninterest expenses	382,472	367,201	276,955	262,836	242,550
Income before taxes	2,043	109,579	97,763	121,567	112,438
Net income	12,675	82,606	69,093	83,638	79,563
Preferred stock dividends and accretion	16,659	792	-	-	-
Net (loss) income applicable to common shareholders	(3,984)	81,814	69,093	83,638	79,563
Cash dividends declared on common stock	31,898	89,462	52,686	49,067	43,432

Per Common Share Amounts
Net income:
Basic	$(0.05)	$0.95	$1.23	$1.66	$1.70
Diluted	(0.05)	0.95	1.23	1.66	1.70
Cash dividends declared on common stock	$0.37	$1.04	$1.01	$0.97	$0.93
Dividend payout ratio	Not Meaningful	109.3%	76.3%	58.7%	54.6%

Financial Ratios
Return on average total assets	0.09%	0.62%	0.78%	1.05%	1.07%
Return on average shareholders’ equity	0.65	4.80	6.66	9.56	10.52
Return on average tangible shareholders’ equity(3)	2.19	13.35	11.56	15.42	16.06
Average equity to average assets	14.31	12.92	11.66	11.00	10.18
Net interest margin	3.58	3.62	3.67	3.77	3.76
Efficiency ratio	65.28	66.46	69.10	66.43	65.58

Capital Ratios
Leverage	9.73%	9.92%	10.24%	8.68%	7.77%
Tier 1 risk-based capital	11.17	11.17	9.23	9.48	8.53
Total risk-based capital	13.48	13.52	11.31	12.48	11.61

Credit Quality
Net charge-offs/Average loans and leases	1.32%	0.42%	0.25%	0.10%	0.24%
Nonperforming assets/Loans and leases plus OREO	2.48	1.20	0.78	0.57	0.38
ALLL/Nonaccrual loans and leases	79	108	156	207	309
ALLL/Total loans and leases	1.75	1.18	1.01	1.13	1.03

Year-End Balances
Total assets	$13,689,262	$13,682,988	$13,077,994	$8,225,134	$7,466,007
Investment securities	1,875,267	1,879,891	2,063,952	1,403,566	1,154,261
Loans and leases, net of unearned income	9,827,279	9,653,873	8,751,590	5,560,997	5,218,659
Deposits	8,974,363	9,066,493	8,945,119	5,877,589	5,309,187
Total borrowings	2,512,894	2,428,085	2,131,156	1,152,932	1,148,966
Shareholders’ equity	1,981,081	1,945,918	1,729,014	936,286	780,470

Selected Share Data
Common shares outstanding (period end)	86,474	86,174	85,935	52,080	46,853
Average common shares outstanding:
Basic	86,257	85,987	56,297	50,340	46,711
Diluted	86,257	86,037	56,366	50,507	46,919
At December 31:
Book value per common share	$19.53	$19.21	$20.12	$17.98	$16.66
Tangible book value per common share	$7.25	$6.77	$8.44	$11.18	$11.23
Market price per common share	$5.89	$15.91	$18.44	$26.88	$23.68
Common shareholders of record	11,668	12,035	11,144	6,694	6,857

(1)	On November 16, 2007, we completed our acquisition of Community Banks, Inc. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.

(2)	On April 21, 2006, we completed our acquisition of Minotola National Bank. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements.

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

	2009	2008	2007	2006	2005
Return on average equity (GAAP basis)	0.65%	4.80%	6.66%	9.56%	10.52%
Effect of excluding average intangible assets and related amortization	1.54	8.55	4.90	5.86	5.54
Return on average tangible equity	2.19	13.35	11.56	15.42	16.06

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, expectations regarding Susquehanna’s future operating results or financial condition, expectations regarding the timing of a repurchase of the securities issued to the U.S. Treasury, Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; out ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”), a third-party residual value guarantor of our auto leasing subsidiary, on residual loss exposure; the unlikelihood that more than 10% of the home equity line of credit loans in securitization transactions will convert from variable interest rates to fixed interest rates; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2010 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	greater reliance on wholesale funding because our loan growth has outpaced our deposit growth, and we have no current access the securitization markets;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•

the impact of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms that do not operate under those restrictions;

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

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), Stratton Management Company, LLC and subsidiary (“Stratton”), and The Addis Group, LLC (“Addis”).

Critical Accounting Estimates

Susquehanna’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and conform to general practices within the banking industry. Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Our most critical accounting estimates are presented in “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8. Furthermore, we believe that the determination of the allowance for loan and lease losses, the valuation of recorded interests in securitized assets, the valuation of goodwill, and the determination of the fair value of certain financial instruments to be the accounting areas that require the most subjective and complex judgments.

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

Recorded interests in securitized assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including estimates of repayment rates, credit loss experience, and discount rates that consider the risk involved. Since the values of these assets are sensitive to changes in estimates, the valuation of recorded interests in securitized assets is considered a critical accounting estimate. For additional information about our recorded interests, refer to “Note 21. Securitization Activity” to the consolidated financial statements appearing in Part II, Item 8.

Management evaluates the valuation of goodwill on an annual basis and more often if situations or the economic environment warrant it. In performing these evaluations, managements makes critical estimates to determine the fair value of its reporting units. Such estimates include assumptions used in determining cash flows and evaluation of appropriate market multiples. For additional information about goodwill, refer to “Note 8. Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As defined in U.S. GAAP, Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed within the body of this document.

Executive Overview

Allowance for Loan and Lease Losses

The deterioration in economic conditions continues to impact our credit quality. Net charge-offs as a percentage of average loans and leases were 1.32% for 2009, compared to 0.42% for 2008. Non-performing assets as a percentage of loans, leases, and other real estate owned were 2.48% for 2009, compared to 1.20% for 2008. Given the pressures facing our customers and loan portfolio, we increased our provision for loan and lease losses to $188.0 million for 2009, compared to $63.8 million for 2008. See the discussion regarding loan and lease losses in “Results of Operations, Provision and Allowance for Loan and Lease Losses.”

The following table compares our 2009 financial targets to actual results:

	Target		Actual
Net interest margin	3.70%		3.58%
Loan growth	8.0%		1.80%
Deposit growth	1.0%		(1.0%)
Noninterest income growth	6.0%		15.0%
Noninterest expense growth	(1.0%)		4.2%
Effective tax rate (benefit)	32.0%		(520.6%)
Preferred dividend and discount accretion	$16.7	million	$16.7	million

Given the current economic climate and real estate trends, we recognize that the tightening credit market poses challenges for financial institutions. However, we believe that it creates opportunities as well. With that in mind, our financial targets for 2010 are as follows:

	Target(1)
Net interest margin	3.75%
Loan growth	6.0	%(2)
Deposit growth	4.0%
Noninterest income growth	(14.0%)
Noninterest expense growth	(1.0%)
Tax rate	25.0%
Preferred dividend and discount accretion	$16.8	million

(1)	These financial targets include no securitization activity in 2010, and the growth percentages are based upon 2009 reported numbers and not core numbers.
(2)	Targeted loan growth of 6.0% includes the effect of the adoption of accounting standards updates to U.S. GAAP relating to consolidation of variable interest entities. As a result of adopting these updates, we will increase our outstanding loans balances, on January 1, 2010, by $249.0 million.

Acquisitions

Stratton Holding Company

On April 30, 2008, we completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3.0 billion in assets under management. Stratton became a wholly owned subsidiary of Susquehanna and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in our investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Stratton was considered immaterial.

Community Banks, Inc.

On November 16, 2007, we completed the acquisition of Community Banks, Inc. (“Community”) in a stock and cash transaction valued at approximately $871.0 million. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or 1.48 shares of Susquehanna common stock. The acquisition expands our territory into the Harrisburg market and deepens our foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. For the required disclosures relating to our acquisition of Community, refer to “Note 2. Acquisitions” to the consolidated financial statements appearing in Part II, Item 8.

Widmann, Siff & Co., Inc.

On August 1, 2007, we acquired Widmann, Siff & Co., Inc., an investment advisory firm in Radnor, Pennsylvania. Widmann, Siff had more than $300.0 million in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in our consolidated financial statements. The acquisition of Widmann, Siff was considered immaterial.

Results of Operations

Summary of 2009 Compared to 2008

Results of operations for the year ended December 31, 2009 include the following pre-tax transactions:

•	a $6.2 million FDIC special assessment;

•	a $2.9 million consolidation charge:

•	a $10.7 million net gain on securities transactions; and

•	a $6.9 million net gain on the sale of our Central Atlantic Merchant Services accounts.

Results of operations for the year ended December 31, 2008 include the following pre-tax charges:

•	a $6.5 million loss related to an interest rate swap termination;

•	a $2.5 million merger charge composed of the following:

Employee termination benefits	$1.60 million
Legal fees	0.25 million
Technology costs	0.65 million

•	a $17.5 million securities impairment charge; and

•	a $2.1 million VFAM customer-loss contingency.

Net loss applicable to common shareholders for the year ended December 31, 2009, was $4.0 million, a decrease of $85.8 million over net income applicable to common shareholders of $81.8 million in 2008. The provision for loan and lease losses increased 194.5%, to $188.0 million for 2009, from $63.8 million for 2008. Net interest income increased 2.6%, to $408.8 million for 2009, from $398.3 million in 2008. Noninterest income increased 15.0%, to $163.7 million for 2009, from $142.3 million in 2008, and noninterest expenses increased 4.2%, to $382.5 million for 2009, from $367.2 million for 2008.

Additional information is as follows:

	Twelve Months Ended December 31,
	2009	2008
Diluted Earnings per Common Share	$(0.05)	$0.95
Return on Average Assets	0.09%	0.62%
Return on Average Equity	0.65%	4.80%
Return on Average Tangible Equity(1)	2.19%	13.35%
Efficiency Ratio	65.28%	66.46%
Net Interest Margin	3.58%	3.62%

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

	2009	2008
Return on average equity (GAAP basis)	0.65%	4.80%
Effect of excluding average intangibleassets and related amortization	1.54%	8.55%
Return on average tangible equity	2.19%	13.35%

Net Interest Income - Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $408.8 million in 2009, as compared to $398.3 million in 2008. Net interest income as a percentage of net interest income plus other income was 71% for the twelve months ended December 31, 2009, 74% for the twelve months ended December 31, 2008, and 70% for the twelve months ended December 31, 2007.

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

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2009			2008			2007
	Average Balance	Interest	Rate(%)	Average Balance	Interest	Rate(%)	Average Balance	Interest	Rate(%)
	(Dollars in thousands)
Assets
Short-term investments	$104,531	$597	0.57	$101,715	$2,411	2.37	$97,583	$4,782	4.90
Investment securities:
Taxable	1,520,832	74,244	4.88	1,759,424	91,531	5.20	1,485,561	73,837	4.97
Tax-advantaged	347,538	22,985	6.61	296,211	19,560	6.60	69,389	4,380	6.31

Total investment securities	1,868,370	97,229	5.20	2,055,635	111,091	5.40	1,554,950	78,217	5.03

Loans and leases, (net):
Taxable	9,583,567	544,117	5.68	8,972,747	581,070	6.48	5,876,948	439,680	7.48
Tax-advantaged	226,306	15,272	6.75	197,249	14,375	7.29	102,930	7,708	7.49

Total loans and leases	9,809,873	559,389	5.70	9,169,996	595,445	6.49	5,979,878	447,388	7.48

Total interest-earning assets	11,782,774	$657,215	5.58	11,327,346	$708,947	6.26	7,632,411	$530,387	6.95

Allowance for loan and lease losses	(145,163)			(98,321)			(64,993)
Other noninterest-earning assets	2,051,947			2,089,321			1,337,310

Total assets	$13,689,558			$13,318,346			$8,904,728

Liabilities
Deposits:
Interest-bearing demand	$2,882,949	$22,124	0.77	$2,604,337	$33,667	1.29	$2,173,731	$61,572	2.83
Savings	731,787	1,690	0.23	723,612	4,848	0.67	480,065	4,278	0.89
Time	4,187,549	136,481	3.26	4,402,956	167,431	3.80	2,720,688	124,673	4.58
Short-term borrowings	976,975	4,267	0.44	654,149	10,796	1.65	423,827	17,464	4.12
FHLB borrowings	1,033,536	40,119	3.88	1,337,505	50,944	3.81	653,605	27,600	4.22
Long-term debt	448,245	30,327	6.77	421,795	31,082	7.37	237,910	14,667	6.16

Total interest-bearing liabilities	10,261,041	$235,008	2.29	10,144,354	$298,768	2.95	6,689,826	$250,254	3.74

Demand deposits	1,222,365			1,205,381			935,018
Other liabilities	247,599			247,529			241,697

Total liabilities	11,731,005			11,597,264			7,866,541
Equity	1,958,553			1,721,082			1,038,187

Total liabilities & shareholders’ equity	$13,689,558			$13,318,346			$8,904,728

Net interest income / yield on average earning assets		$422,207	3.58		$410,179	3.62		$280,133	3.67

Additional Information

Average loan balances include non accrual loans.

Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2009 Versus 2008 Increase (Decrease) Due to Change in			2008 Versus 2007 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$65	$(1,879)	$(1,814)	$194	$(2,565)	$(2,371)
Investment securities:
Taxable	(11,887)	(5,400)	(17,287)	14,119	3,575	17,694
Tax-advantaged	3,395	30	3,425	14,969	211	15,180

Total investment securities	(8,492)	(5,370)	(13,862)	29,088	3,786	32,874
Loans (net of unearned income):
Taxable	37,821	(74,774)	(36,953)	206,809	(65,419)	141,390
Tax-advantaged	2,013	(1,116)	897	6,879	(212)	6,667

Total loans	39,834	(75,890)	(36,056)	213,688	(65,631)	148,057

Total interest-earning assets	$31,407	$(83,139)	$(51,732)	$242,970	$(64,410)	$178,560

Interest Expense
Deposits:
Interest-bearing demand	$3,297	$(14,840)	$(11,543)	$10,426	$(38,331)	$(27,905)
Savings	54	(3,212)	(3,158)	1,809	(1,239)	570
Time	(7,892)	(23,058)	(30,950)	66,803	(24,045)	42,758
Short-term borrowings	3,755	(10,284)	(6,529)	6,785	(13,453)	(6,668)
FHLB borrowings	(11,782)	957	(10,825)	26,291	(2,947)	23,344
Long-term debt	1,880	(2,635)	(755)	13,103	3,312	16,415

Total interest-bearing liabilities	(10,688)	(53,072)	(63,760)	125,217	(76,703)	48,514

Net Interest Income	$42,095	$(30,067)	$12,028	$117,753	$12,293	$130,046

Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

The $10.5 million increase in our net interest income in 2009, as compared to 2008, was primarily the result of a $455.4 million increase in average earning assets mainly due to loan growth, offset by a slight decline of four basis points in the net interest margin.

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

In addition to using loss rates, secured commercial non-accrual loans of $0.5 million or greater are reviewed for impairment. Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustments for current economic trends, delinquency and risk trends, credit concentrations, credit administration, migration analysis, and other special allocations for unusual events or changes in products.

This methodology provides an in-depth analysis of the bank’s portfolio and reflects the estimated losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rate review of commercial credit relationships.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. Rather, a commercial loan is typically transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due 90 days or more. Interest income received on impaired commercial loans in 2009 and 2008, was $6.3 million and $0.5 million, respectively. Interest income that would have been recorded on these loans under the original terms was $36.5 million and $5.5 million for 2009 and 2008, respectively. At December 31, 2009, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan-to-value ratio.

Throughout 2009, we continued to experience a challenging operating environment. Given the economic pressures that have impacted some of our borrowers, we increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $114.2 million increase in nonaccrual loans and leases since December 31, 2008 and the rising charge-off level, predominantly related to our construction portfolio, noted in Table 3. Also, as presented in Table 3, the provision for loan and lease losses was $188.0 million for the year ended December 31, 2009 and $63.8 million for the year ended December 31, 2008. The allowance for loan and lease losses at December 31, 2009 was 1.75% of period-end loans and leases, or $172.4 million, and 1.18% of period-end loans and leases, or $113.7 million, at December 31, 2008.

Table 3 - Provision and Allowance for Loan and Lease Losses

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$113,749	$88,569	$62,643	$53,714	$54,093
Allowance acquired in business combination	—	—	19,119	5,514	—
Additions to provision for loan and lease losses charged to operations	188,000	63,831	21,844	8,680	12,335
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	33,887	17,433	4,758	2,883	8,827
Real estate - construction	65,906	8,885	1,949	5	45
Real estate secured - residential	7,441	3,883	1,829	1,284	1,407
Real estate secured - commercial	20,593	2,154	3,200	454	1,805
Consumer	3,641	8,075	3,790	3,379	3,455
Leases	11,873	4,800	3,659	3,111	2,816

Total charge-offs	143,341	45,230	19,185	11,116	18,355

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	4,779	1,625	536	1,188	1,694
Real estate - construction	1,306	5	10	6	—
Real estate secured - residential	286	226	406	454	370
Real estate secured - commercial	5,685	145	426	1,360	1,007
Consumer	1,120	3,626	1,792	1,957	1,649
Leases	784	952	978	886	921

Total recoveries	13,960	6,579	4,148	5,851	5,641

Net charge-offs	129,381	38,651	15,037	5,265	12,714

Allowance for loan and lease losses, December 31	$172,368	$113,749	$88,569	$62,643	$53,714

Average loans and leases outstanding	$9,809,873	$9,169,996	$5,979,878	$5,517,812	$5,234,463
Period-end loans and leases	9,827,279	9,653,873	8,751,590	5,560,997	5,218,659
Net charge-offs as a percentage of average loans and leases	1.32%	0.42%	0.25%	0.10%	0.24%
Allowance as a percentage of period-end loans and leases	1.75%	1.18%	1.01%	1.13%	1.03%

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at December 31, 2009. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2009. The allowance for loan and lease losses as a percentage of non-accrual loans and leases (coverage ratio) decreased to 79% at December 31, 2009, from 108% at December 31, 2008.

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

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 29%, 26%, and 30% for 2009, 2008, and 2007, respectively.

Noninterest income increased $21.4 million, or 15.0%, in 2009, over 2008. This net increase was primarily the result of the following:

•	Decreased service charges on deposit accounts of $9.0 million;

•	Decreased vehicle origination, servicing, and securitization fees of $3.3 million;

•	Decreased income from bank-owned life insurance of $7.5 million;

•	Increased gains on sales of loans and leases of $4.4 million;

•	Increased net realized gains on securities of $11.6 million;

•	Decreased other-than-temporary impairment of securities related to credit losses of $16.4 million; and

•	Increased other income of $8.4 million.

Service charges on deposit accounts. The 19.5% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Vehicle origination, servicing, and securitization fees. The 33.7% decrease was the result of a reduction in securitization fees, as no auto lease securitizations have occurred since February 2007, and a reduction in origination fees due to lower volumes, as new vehicle sales have declined significantly.

Income from bank-owned life insurance. The 57.9% decrease was the result of a decline in the return on the underlying investments due to the economic environment.

Net gain on sale of loans and leases. The 67.8% increase primarily was the result of an increased volume of mortgage loans originated and sold.

Net realized gains on the sale of securities. During 2009, we realized net gains of $11.8 million on the sale of securities with an aggregate book value of $200.8 million. During 2008, we realized net gains of $0.2 million on the sale of securities with an aggregate book value of $60.0 million.

Other-than-temporary impairment of securities related to credit losses. During 2008, we recognized a $17.6 million other-than-temporary impairment related to the two synthetic collateralized debt obligations in our available-for-sale portfolio. During 2009, we recognized an additional $1.1 million other-than-temporary impairment related to the same securities because additional credit events occurred in the underlying reference companies.

Other. The 27.4% net increase primarily is the result of:

•	a $6.9 million gain realized on the sale of our Central Atlantic Merchant Services accounts in March 2009;

•	a general net decline in other commissions and fees of $2.7 million during 2009;

•	a $1.0 million fixed-asset write-off due to our branch consolidation in 2009;

•	a reclassification of the fair value of cash flow hedges related to a forecasted sale of vehicle leases, from accumulated other comprehensive loss to earnings, of $6.5 million in 2008;

•	a one-time credit of $1.2 million in 2008 relating to Visa’s IPO redemption; and

•	sundry other changes within this category.

Noninterest Expenses

Noninterest expenses increased $15.3 million, or 4.2%, in 2009, over 2008. This net increase is primarily the result of the following:

•	Increased salaries and employee benefits of $2.8 million;

•	Decreased advertising and marketing of $3.3 million;

•	Increased FDIC insurance of $22.5 million; and

•	Decreased other of $5.4 million.

Salaries and employee benefits. The 1.5% net increase is primarily attributable to:

•	the acquisition of Stratton on April 30, 2008;

•	increased net periodic pension cost of $1.3 million relating to the amortization of net actuarial losses;

•	branch-consolidation-related severance charges of $1.0 million in the second quarter of 2009;

•	normal increases in salaries and benefits;

•	our consolidation efforts, which have resulted in reduced staff and associated cost savings of approximately $7.3 million; and

•	severance charges of $1.6 million in 2008.

Advertising and marketing. The 26.7% decrease is the result of discretionary reductions in advertising and marketing initiatives.

FDIC insurance. The increase in FDIC insurance expense is a direct result of increased assessment rates and a $6.2 million special assessment incurred in May 2009, as determined by the FDIC.

Other. The 6.1% net decrease in other expenses is the result of a decrease in 2009 of approximately $7.8 million associated with cost-saving initiatives previously announced, increased credit-related costs of $4.5 million in 2009, and the $2.1 million charge in 2008 to mitigate losses to VFAM’s customers who held positions in a money market mutual fund managed by an independent mutual fund company, and various other changes within this category.

Income Taxes

Our effective tax rates for 2009 and 2008 were (520.6%) and 24.6%, respectively.

The decrease in our rate in 2009 was due to the significant decrease in pretax book income in 2009 relative to 2008. With the exception of pretax book income, items impacting the effective rate in 2009, including tax-advantaged investment and loan income, were comparable to 2008. For additional information about our income taxes, refer to “Note 11. Income Taxes” to the consolidated financial statements appearing in Part II, Item 8.

Financial Condition

Summary of 2009 Compared to 2008

Total assets at December 31, 2009, were $13.7 billion, relatively unchanged from December 31, 2008 when total assets were also $13.7 billion. Loans and leases, increased to $9.8 billion at December 31, 2009, from $9.7 billion at December 31, 2008. Total deposits decreased slightly to $9.0 billion at December 31, 2009, from $9.1 billion at December 31, 2008.

Equity capital was $2.0 billion at December 31, 2009, or $19.53 per common share, compared to $1.9 billion, or $19.21 per common share, at December 31, 2008. The calculation of book value per common share excludes from Shareholders’ Equity the carrying value of the preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program. For additional information concerning the changes in equity capital, refer to the “Consolidated Statements of Changes in Shareholders’ Equity” in Part II, Item 8.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At December 31, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Investment Securities

Securities identified as “available for sale” are reported at their fair value, and the difference between that value and their amortized cost is recorded in the equity section, net of taxes, as a component of other comprehensive income. Accordingly, as a result of changes in the interest-rate environment and the economy in general, our total equity was positively impacted by $57.2 million. Unrealized gains, net of deferred taxes, on available-for-sale securities totaled $26.0 million at December 31, 2009, and unrealized losses, net of deferred taxes, on available-for-sale securities totaled $32.7 million at December 31, 2009.

In 2008, we recorded a pre-tax impairment charge of $17.5 million related to two synthetic collateralized debt obligations held in our investment portfolio. Each security has a par value of $10.0 million and one hundred underlying reference companies. Due to the significant developments that affected the market, a number of credit events have reduced the fair value of these securities. In 2009, we recorded an additional pre-tax impairment charge of $1.1 million. At December 31, 2009, both securities had been given below-investment-grade ratings by the rating agencies. These are the only two securities of this type that we currently hold in our $1.9 billion investment portfolio.

Securities identified as “trading account securities” are to be marked to market with the change recorded in the income statement. Presently, we do not engage in trading activity, but we do engage in active portfolio management that requires the majority of our security portfolios to be identified as available for sale. While U.S. GAAP requires segregation into held-to-maturity and available-for-sale categories (see Table 4), it does not change our policy concerning the purchase of only high quality securities. Strategies employed address liquidity, capital adequacy, and net interest margin considerations, which then determine the assignment of purchases into these two categories. Table 5 illustrates the maturities of these security portfolios and the weighted-average yields based upon amortized costs. Yields are shown on a tax equivalent basis assuming a 35% federal income tax rate.

Table 4 - Carrying Value of Investment Securities(1)

Year ended December 31,	2009		2008		2007
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Government agencies	$371,019	$—	$444,022	$—	$533,019	$—
State and municipal	353,419	4,371	308,546	4,595	268,633	4,792
Mortgage-backed			965,853		1,078,401
Agency residential mortgage-backed	680,182
Non-agency residential mortgage-backed	135,465
Commercial mortgage-backed	165,025
Other debt obligations		4,550	6,364	4,550	68,227
Synthetic collateralized debt obligations	1,331
Other structured financial products	15,319
Equity securities of the Federal Home Loan Bank	74,342
Equity securities of the Federal Reserve Bank	45,725
Other equity securities	24,519		145,961		110,880

Total investment securities	$1,866,346	$8,921	$1,870,746	$9,145	$2,059,160	$4,792

(1)	Categories for 2009 are presented in greater detail than in prior years in accordance with accounting guidance issued in 2009. Amounts presented in 2008 and 2007 have not been restated.

At December 31, 2009, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded 10% of shareholders’ equity.

For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 23. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Table 5 - Maturities of Investment Securities

At December 31, 2009	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$66,839	$203,650	$100,530	$—	$371,019
Amortized cost	65,804	199,756	100,505	—	366,065
Yield	3.15%	3.95%	2.35%	—	3.37%
State and municipal securities
Fair value	$615	$4,222	$34,979	$313,603	$353,419
Amortized cost	615	4,093	33,854	304,692	343,254
Yield (TE)	6.54%	6.03%	6.12%	6.32%	6.30%
Agency residential mortgage-backed securities
Fair value	$6,635	$44,652	$87,655	$541,240	$680,182
Amortized cost	6,528	43,617	86,266	525,344	661,755
Yield	4.29%	4.00%	3.84%	4.13%	4.09%
Non-agency residential mortgage-backed securities
Fair value	$—	$—	$89	$135,376	$135,465
Amortized cost	—	—	97	168,379	168,476
Yield	—	—	3.32%	5.85%	5.85%
Commercial mortgage-backed securities
Fair value	$—	$20,403	$—	$144,622	$165,025
Amortized cost	—	19,821	—	143,014	162,835
Yield	—	6.11%	—	6.05%	6.06%
Synthetic collateralized debt obligations
Fair value	$—	$—	$1,331	$—	$1,331
Amortized cost	—	—	1,301	—	1,301
Yield	—	—	1.18%	—	1.18%
Other structured financial products
Fair value	$—	$—	$—	$15,319	$15,319
Amortized cost	—	—	—	26,294	26,294
Yield	—	—	—	1.01%	1.01%
Equity securities
Fair value					$144,586
Amortized cost					146,664
Yield					2.67%

Held-to-Maturity
State and municipal
Fair value	$—	$—	$—	$4,371	$4,371
Amortized cost	—	—	—	4,371	4,371
Yield	—	—	—	2.99%	2.99%
Other
Fair value	$—	$—	$—	$4,550	$4,550
Amortized cost	—	—	—	4,550	4,550
Yield	—	—	—	6.36%	6.36%

Total Securities

Fair value	$74,089	$272,927	$224,584	$1,159,081	$1,875,267
Amortized cost	72,947	267,287	222,023	1,167,723	1,885,565
Yield	3.28%	4.15%	3.50%	5.15%	4.32%

Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

Information included in this table regarding mortgage-backed securities is based on final maturities.

Loans and Leases

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and as a result, there has been a reduced demand for loans among credit-worthy borrowers. Nevertheless, loans and leases, net of unearned income, increased a modest 1.8%, from $9.7 billion at December 31, 2008, to $9.8 billion at December 31, 2009. Real estate construction loans, which we consider to be higher-risk loans, however, declined $198.9 million (including net of charge-offs of $64.6 million). This was primarily due to our plan to decrease our real estate construction loan portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession.

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

Table 6 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary has historically reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $547.4 million at December 31, 2009, and an additional $313.0 million was outstanding on loans with junior liens on residential properties at December 31, 2009. Senior liens on 1-4 family residential properties totaled $1.3 billion at December 31, 2009, and much of the $2.0 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit, or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $184.8 million, while loans secured by multi-family residential properties totaled $202.4 million at December 31, 2009.

Table 6 - Loan and Lease Portfolio

At December 31,	2009		2008		2007		2006		2005
	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases	Amount	Percentage of Loans to Total Loans and Leases
	(Dollars in thousands)
Commercial, financial, and agricultural	$2,050,110	21.0%	$2,063,942	21.4%	$1,781,981	20.4%	$978,522	17.6%	$832,695	16.0%
Real estate:
construction	1,114,709	11.3	1,313,647	13.6	1,292,953	14.8	1,064,452	19.1	934,601	17.9
residential	2,369,380	24.1	2,298,709	23.8	2,151,923	24.6	1,147,741	20.6	1,355,513	26.0
commercial	3,060,331	31.1	2,875,502	29.8	2,661,841	30.3	1,577,534	28.5	1,257,860	24.1
Consumer	482,266	4.9	419,371	4.3	411,159	4.7	313,848	5.6	319,925	6.1
Leases	750,483	7.6	682,702	7.1	451,733	5.2	478,900	8.6	518,065	9.9

Total	$9,827,279	100.0%	$9,653,873	100.0%	$8,751,590	100.0%	$5,560,997	100.0%	$5,218,659	100.0%

Table 7 represents the maturity of commercial, financial, and agricultural loans, as well as real estate construction loans. Table 8 presents the allocation of the allowance for loan and lease losses by type of loan.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 9, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans.

For additional information about loans and leases, refer to “Note 5. Loans and Leases” to the consolidated financial statements appearing in Part II, Item 8.

Table 7 - Loan Maturity and Interest Sensitivity

At December 31, 2009	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$706,931	$824,019	$519,160	$2,050,110
Real estate - construction	575,264	363,888	175,557	1,114,709

	$1,282,195	$1,187,907	$694,717	$3,164,819

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$501,080	$453,561	$954,641
Fixed rate		686,827	241,155	927,982

		$1,187,907	$694,716	$1,882,623

Table 8 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial, financial, and agricultural	$27,350	$22,599	$23,970	$16,637	$16,205
Real estate - construction	54,305	31,734	20,552	12,419	5,833
Real estate secured - residential	22,815	16,189	12,125	6,891	7,967
Real estate secured - commercial	56,623	33,765	23,320	15,065	11,571
Consumer	3,090	3,253	4,778	4,568	5,475
Leases	7,958	5,868	4,203	6,589	6,645
Overdrafts	37	34	57	21	18
Loans in process	121	285	—	—	—
Unallocated	69	22	(436)	453	—

Total	$172,368	$113,749	$88,569	$62,643	$53,714

Table 9 - Loan Concentrations

At December 31, 2009, Susquehanna's portfolio included the following industry concentrations:

	Permanent	Construction	All Other	Total Amount	% Nonaccrual in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Real estate - residential	$534,201	$73,751	$28,041	$635,993	2.62	6.47
Land development (site work) construction	132,234	391,028	31,801	555,063	6.94	5.65
Motor vehicles	429,997	17	41,837	471,851	1.09	4.80
Residential construction	104,425	301,502	29,143	435,070	11.41	4.43
Retail real estate	325,498	5,152	1,918	332,568	2.19	3.38
Lessors of professional offices	317,611	8,027	1,346	326,984	1.90	3.33
Hotels/motels	293,297	19,428	2,805	315,530	2.92	3.21
Manufacturing	138,146	377	158,543	297,066	0.63	3.02
Agriculture	183,415	1,274	47,128	231,817	2.38	2.36
Medical services	66,431	7,192	147,410	221,033	0.97	2.25
Wholesalers	49,261	769	133,382	183,412	0.94	1.87
Warehouses	162,619	11,487	7,222	181,328	—	1.85
Commercial construction	65,012	107,398	5,720	178,130	4.10	1.81
Retail consumer goods	91,070	85	75,172	166,327	2.33	1.69
Public services	55,955	588	107,603	164,146	0.43	1.67
Contractors	62,176	8,216	78,158	148,550	2.64	1.51
Elderly/child care services	77,103	4,647	59,165	140,915	—	1.43
Recreation	67,316	11,846	14,242	93,404	2.61	0.95
Restaurants/bars	68,987	583	22,309	91,879	5.52	0.93
Transportation	10,680	4	66,342	77,026	2.20	0.78
Real estate services	33,724	18,821	7,614	60,159	0.55	0.61
Insurance services	11,026	111	43,951	55,088	—	0.56

Risk Assets

Non-performing assets are nonaccrual loans and leases and other real estate owned. Nonaccrual loans are those loans for which the accrual of interest has ceased and where all previously accrued-but-not-collected interest is reversed. Other real estate owned is property acquired through foreclosure or other means and is recorded at the lower of its carrying value or the fair market value of the of the related real estate collateral at the transfer date less estimated selling costs.

At December 31, 2009, non-performing assets totaled $243.8 million and included $24.3 million in other real estate acquired through foreclosure. At December 31, 2008, non-performing assets totaled $115.6 million, and included $10.3 million in other real estate acquired through foreclosure. In addition, troubled debt restructurings totaled $58.2 million at December 31, 2009 and $2.6 million at December 31, 2008. Table 10 is a presentation of the five-year history of risk assets.

Table 10 - Risk Assets

At December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$20,282	$13,882	$2,799	$1,264	$2,921
Real estate - construction	97,717	49,774	20,998	9,631	—
Real estate secured - residential	37,254	18,271	11,755	5,900	5,629
Real estate secured - commercial	59,181	22,477	18,261	11,307	5,872
Consumer	27	844	397	2	76
Leases	5,093	65	2,531	2,221	2,894

Total nonaccrual loans and leases	219,554	105,313	56,741	30,325	17,392
Other real estate owned	24,292	10,313	11,927	1,544	2,620

Total non-performing assets	$243,846	$115,626	$68,668	$31,869	$20,012

Total non-performing assets as a percentage of period-end loans and leases and other real estate owned	2.48%	1.20%	0.78%	0.57%	0.38%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	79%	108%	156%	207%	309%
Loans contractually past due 90 days and still accruing	$14,820	$22,316	$12,199	$9,364	$8,998
Restructured loans	58,244	2,566	2,582	5,376	—

Nonaccrual loans and leases increased from $105.3 million at December 31, 2008, to $219.6 million at December 31, 2009. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers, especially those in our construction portfolio. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 1.20% at December 31, 2008 to 2.48% at December 31, 2009. Furthermore, at December 31, 2009, 44.5% of nonaccrual loans and leases were in our real estate – construction portfolio, as real estate demand and values in some of our market areas are under considerable downward pressure. We consider these real-estate construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at December 31, 2009	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored(1)	Net Charge-offs(2)	Reserve(3)
	(dollars in thousands)
1-4 Family:
Construction	$259,781	23.3%	0.1%	0.0%	18.2%	37.0%	6.2%	6.3%
Land development	220,180	19.8	0.3	0.1	0.3	19.5	16.5	3.8
Raw land	12,673	1.1	0.0	0.0	0.1	18.0	0.0	3.4

	492,634	44.2	0.2	0.2	9.7	28.7	11.0	5.1

All Other:
Construction:
Investor	252,305	22.6	0.9	0.0	7.9	17.4	0.5	5.8
Owner-occupied	13,854	1.2	0.0	0.0	8.6	8.6	1.6	3.4
Land development:
Investor	295,407	26.6	0.1	0.0	8.3	31.7	0.3	4.1
Owner-occupied	10,456	0.9	0.0	0.0	0.0	13.2	0.0	3.6
Raw land:
Investor	49,178	4.4	12.8	0.0	7.7	40.5	3.2	3.2
Owner-occupied	875	0.1	0.0	0.0	27.9	27.9	0.0	3.9

	622,075	55.8	1.1	0.0	8.0	25.8	0.6	4.7

Total	$1,114,709	100.0	0.7	0.0	8.8	27.0	5.5	4.9

(1)	represents potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2009 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2009.

Table 12 - Construction, Land Development, and Other Land Loans - Collateral Locations

Category	Balance at December 31, 2009	Geographical Location by %
		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$259,781	49.0%	10.5%	37.4%	3.1%
Land development	220,180	51.8	6.3	34.6	7.3
Raw land	12,673	60.7	0.0	39.3	0.0

	492,634	50.6	8.3	36.2	4.9

All Other:
Construction:
Investor	252,305	12.0	22.1	61.6	4.3
Owner-occupied	13,854	73.0	14.9	8.1	4.0
Land development:
Investor	295,407	29.2	2.0	52.8	16.1
Owner-occupied	10,456	47.1	0.0	50.8	2.2
Raw land:
Investor	49,178	25.3	9.9	64.4	0.4
Owner-occupied	875	53.0	27.9	19.1	0.0

	622,075	23.2	11.1	56.2	9.5

Total	$1,114,709	35.3	9.9	47.4	7.5

Table 13 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at December 31, 2009	Global Debt Coverage Ratio Less than 1.1 Times(1)
	(dollars in thousands)
1-4 Family:
Construction	$259,781	47.4%
Land development	220,180	22.2
Raw land	12,673	1.9

	492,634	34.9

All Other:
Construction:
Investor	252,305	15.8
Owner-occupied	13,854	20.1
Land development:
Investor	295,407	25.7
Owner-occupied	10,456	18.4
Raw land:
Investor	49,178	50.4
Owner-occupied	875	51.9

	622,075	23.4

	$1,114,709	28.5

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

Of the $219.6 million of non-accrual loans and leases at December 31, 2009, $193.1 million, or 87.9%, represented non-consumer-loan relationships greater than $0.5 million that had been evaluated and considered impaired. Of the $249.3 million of impaired loans, $118.9 million, or 47.7%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Real estate acquired through foreclosure is recorded at the lower of its carrying value or the fair market value of the property at the transfer date, as determined by a current appraisal, less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan is written-down, if necessary, to the fair value of the related real estate collateral by charging the allowance for loan and lease losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income, and any losses determined as a result of periodic valuations are charged to other operating expense. Real estate acquired through foreclosure increased $14.0 million from December 31, 2008 to December 31, 2009.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $14.8 million at December 31, 2009, a decrease of $7.5 million, from $22.3 million at December 31, 2008. However continued deterioration in the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 90 days or be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. These loans, which are not included in Table 10, totaled $306.2 million at December 31, 2009 and $185.0 million at December 31, 2008. The increase of $121.2 million can be attributed to the deterioration of economic conditions throughout 2009 and migrations to our internally monitored loan list that occur in the normal course of business. Further deterioration in the state of the economy and its concomitant impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others not currently so identified being classified as non-performing assets in the future.

In light of the on-going current economic situation, we continue to undertake the following additional measures to recognize and resolve troubled credits:

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

Furthermore, we have continued our loan portfolio review using various scenarios for potential deterioration and loss levels. This review takes into account both the current economic environment and the most recent loss projections from our credit risk department. Our most stressed scenario projects that annual losses for 2010 and 2011 will be higher than our annual 2009 net-charge-off rate. Based on our current expectations, we consider this level of losses for 2010 and 2011 to be unlikely. Even under this scenario, however, our regulatory capital levels remain more than two hundred basis points above the current well-capitalized thresholds.

We believe that 2010 will be a challenging year, with the effects of the recession moving into the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to mitigate the effect on our earnings.

Goodwill and Other Identifiable Intangible Assets

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2009, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that our market capitalization has been below the book value of our equity, we have performed interim goodwill impairment tests.

Based upon our analyses at December 31, 2009, the fair value of the bank and the wealth management reporting units exceeded their carrying values. Goodwill assigned to these units was $915.4 million and $82.7 million, respectively. Fair value of the bank and the wealth management reporting units exceeded carrying value by 3.1% and 41.8%, respectively. We will continue to monitor and evaluate the carrying value of goodwill for possible future impairment as conditions warrant.

For additional information about goodwill, refer to “Note 8. Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 14.

Table 14 - Average Deposit Balances

Year ended December 31,	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$1,222,365	0.00%	$1,205,381	0.00%	$935,018	0.00%
Interest-bearing demand deposits	2,882,949	0.77	2,604,337	1.29	2,173,731	2.83
Savings deposits	731,787	0.23	723,612	0.67	480,065	0.89
Time deposits	4,187,549	3.26	4,402,956	3.80	2,720,688	4.58

Total	$9,024,650		$8,936,286		$6,309,502

Total deposits decreased $92.1 million, or 1.0%, from December 31, 2008, to December 31, 2009. This decrease is in keeping with our strategy to reduce our portfolio of high-cost certificates of deposit while building core deposits. Time deposits decreased by 20.1%; however, noninterest-bearing demand deposits increased 5.0%, interest-bearing demand deposits increased 29.0%, and savings deposits increased 7.0%. As we continue to fine tune our mix of deposits, the objective is to grow our deposit portfolio with a focus on core deposits.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 13.0% of total deposits. Table 15 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2009.

Table 15 - Deposit Maturity

The maturities of time deposits of $0.1 million or more at December 31, 2009, were as follows:

(Dollars in thousands)
Three months or less	$235,042
Over three months through six months	178,479
Over six months through twelve months	408,019
Over twelve months	344,311

Total	$1,165,851

Borrowings

Short-term Borrowings

Short-term borrowings, which include securities sold under repurchase agreements, federal funds purchased, borrowings through the Federal Reserve’s Term Auction Facility, and Treasury tax and loan notes, increased by $130.5 million, or 14.3%, from December 31, 2008, to December 31, 2009. This net increase was used to fund loan growth and replace the decrease in deposits previously discussed.

Federal Home Loan Bank (“FHLB”) Borrowings and Long-term Debt

FHLB borrowings decreased $46.0 million from December 31, 2008 to December 31, 2009. This decrease is the result of increasing our short-term borrowings at lower interest rates. There has been no substantial change to our long-term debt or junior subordinated debentures.

For additional information about borrowings, refer to “Note 10. Borrowings” to the consolidated financial statements appearing in Part II, Item 8.

Contractual Obligations and Commercial Commitments

Table 16 presents certain of our contractual obligations and commercial commitments and their expected year of payment or expiration.

Table 16 - Contractual Obligations and Commercial Commitments at December 31, 2009

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,706,656	$2,420,474	$776,983	$496,382	$12,817
FHLB borrowings	1,023,817	220,245	336,340	232,178	235,054
Long-term debt	448,374	—	75,000	75,000	298,374
Operating leases	116,939	12,876	22,878	19,783	61,402
Residual value guaranty fees	12,240	4,620	7,620	—	—

Other Commercial Commitments	Commitment Expiration by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$296,790	$173,778	$123,012	$—	$—
Commercial commitments	830,774	624,821	205,953	—	—
Real estate commitments	246,572	21,437	225,135	—	—

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2009, our bank subsidiary had approximately $898.9 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $559.6 million more would have been available provided that additional collateral had been pledged. In addition, at December 31, 2009, we had unused federal funds lines of $857.0 million and no brokered certificates of deposit.

Over the past few years, as an additional source of liquidity, we periodically entered into securitization transactions in which we sold the beneficial interests in loans and leases to qualified special purpose entities (QSPEs). Since our last securitization, which occurred in February 2007, adverse market conditions have made such transactions extremely difficult, as evidenced by our inability to complete the securitization forecasted for 2008. As an alternative source of funding, we have pledged the leases previously held for sale, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At December 31, 2009, we had unused collateralized availability of $331.8 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $88.0 million for the year ended December 31, 2009, and represented additional sources of liquidity.

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

Our interest rate risk using the static gap analysis is presented in Table 17. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 17 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2009 and 2008. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

Table 17 - Balance Sheet Gap Analysis

At December 31, 2009	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$88,095	$—	$—	$26	$88,121
Investments	608,387	435,581	364,794	466,505	1,875,267
Loans and leases, net of unearned income	4,026,948	1,595,099	2,348,673	1,856,559	9,827,279

Total	$4,723,430	$2,030,680	$2,713,467	$2,323,090	$11,790,667

Liabilities
Interest-bearing demand	$1,095,982	$424,999	$1,219,805	$522,026	$3,262,812
Savings	46,481	139,441	409,028	148,737	743,687
Time	959,875	1,149,550	373,442	53,258	2,536,125
Time in denominations of $100 or more	445,994	585,161	126,167	13,209	1,170,531
Total borrowings	1,325,426	72,014	498,349	617,105	2,512,894

Total	$3,873,758	$2,371,165	$2,626,791	$1,354,335	$10,226,049

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(27,347)	$238,228	$(694,532)	$(1,080,967)
Interest Sensitivity Gap:
Periodic	$822,325	$(102,257)	$(607,856)	$(112,212)
Cumulative		720,068	112,212	—
Cumulative gap as a percentage of total assets	6%	5%	1%	0%

At December 31, 2008	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$119,357	$—	$—	$3	$119,360
Investments	462,765	579,848	534,363	302,914	1,879,890
Loans and leases, net of unearned income	3,725,781	1,589,377	2,435,705	1,903,010	9,653,873

Total	$4,307,903	$2,169,225	$2,970,068	$2,205,927	$11,653,123

Liabilities
Interest-bearing demand	$1,071,670	$257,505	$841,626	$357,674	$2,528,475
Savings	43,454	130,364	382,402	139,055	695,275
Time	901,119	1,436,219	648,362	59,952	3,045,652
Time in denominations of $100 or more	663,036	724,078	191,048	17,512	1,595,674
Total borrowings	1,084,887	26,995	301,856	1,014,347	2,428,085

Total	$3,764,166	$2,575,161	$2,365,294	$1,588,540	$10,293,161

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(70,770)	$(226,129)	$(663,312)	$(399,751)
Interest Sensitivity Gap:
Periodic	$472,967	$(632,065)	$(58,538)	$217,636
Cumulative		(159,098)	(217,636)	—
Cumulative gap as a percentage of total assets	3%	-1%	-2%	0%

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

Changes in market rates and general economic conditions will have an impact on an organization’s mortgage-backed security portfolio. This will have an associated change on our sensitivity position in changing economic times. Savings and checking deposits generally may be withdrawn upon the customer's request without prior notice. A continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

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

Tables 18 and 19 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2009, and 2008, at then current interest rates and at hypothetical higher (given the state of current interest rates, hypothetical lower interest rates are meaningless) in 1% and 2% increments. As noted in Table 18, the economic value of equity at risk as of December 31, 2009, is -11%, at an interest rate change of positive 2%, while Table 19 discloses that net interest income at risk as of December 31, 2009, is -1%, at an interest rate change of positive 2%.

Table 18 - Balance Sheet Shock Analysis

At December 31, 2009	Base Present Value	1%	2%
Assets
Cash and due from banks	$203,240	$203,240	$203,240
Short-term investments	88,121	88,121	88,121
Investment securities:
Held-to-maturity	4,371	4,371	4,371
Available-for-sale	1,881,526	1,851,133	1,769,028
Loans and leases, net of unearned income	9,808,728	9,552,825	9,413,657
Other assets	1,867,724	1,867,724	1,867,724

Total assets	$13,853,710	$13,567,414	$13,346,141

Liabilities
Deposits:
Non-interest bearing	$1,204,984	$1,182,276	$1,160,196
Interest-bearing	7,633,206	7,582,835	7,533,285
Total borrowings	2,505,306	2,441,528	2,383,192
Other liabilities	220,926	220,926	220,926

Total liabilities	11,564,422	11,427,565	11,297,599
Total economic equity	2,289,288	2,139,849	2,048,542

Total liabilities and equity	$13,853,710	$13,567,414	$13,346,141

Economic equity ratio	17%	16%	15%
Value at risk	$—	$(149,439)	$(240,746)
% Value at risk	0%	-7%	-11%

At December 31, 2008	-1%	Base Present Value	1%	2%
Assets
Cash and due from banks	$237,701	$237,701	$237,701	$237,701
Short-term investments	119,360	119,360	119,360	119,360
Investment securities:
Held-to-maturity	4,595	4,595	4,595	4,595
Available-for-sale	2,043,042	1,903,994	1,955,460	1,906,938
Loans and leases, net of unearned income	9,939,763	9,798,658	9,662,752	9,534,731
Other assets	1,905,912	1,905,912	1,905,912	1,905,912

Total assets	$14,250,373	$13,970,220	$13,885,780	$13,709,237

Liabilities
Deposits:
Non-interest bearing	$1,175,472	$1,156,090	$1,134,222	$1,112,961
Interest-bearing	7,928,187	7,886,192	7,833,551	7,781,807
Total borrowings	2,369,715	2,313,670	2,261,996	2,226,531
Other liabilities	242,492	242,492	242,492	242,492

Total liabilities	11,715,866	11,598,444	11,472,261	11,363,791
Total economic equity	2,534,507	2,371,776	2,413,519	2,345,446

Total liabilities and equity	$14,250,373	$13,970,220	$13,885,780	$13,709,237

Economic equity ratio	18%	17%	17%	17%
Value at risk	$162,731	$—	$41,743	$(26,330)
% Value at risk	7%	0%	2%	-1%

Table 19 - Net Interest Income Shock Analysis

At December 31, 2009	Base Scenario	1%	2%
Interest income:
Short-term investments	$418	$2,877	$5,165
Investments	80,866	86,620	89,515
Loans and leases	555,494	581,980	620,313

Total interest income	636,778	671,477	714,993

Interest expense:
Interest-bearing demand and savings	21,443	37,380	58,057
Time	73,321	85,484	97,682
Total borrowings	80,916	90,773	100,636

Total interest expense	175,680	213,637	256,375

Net interest income	$461,098	$457,840	$458,618

Net interest income at risk	$—	$(3,258)	$(2,480)
% Net interest income at risk	0%	-1%	-1%

At December 31, 2008	-1%	Base Scenario	1%	2%
Interest income:
Short-term investments	$1,272	$1,399	$2,692	$4,097
Investments	91,409	98,238	104,826	109,122
Loans and leases	500,779	539,814	580,126	620,796

Total interest income	593,460	639,451	687,644	734,015

Interest expense:
Interest-bearing demand and savings	16,137	26,194	38,844	55,670
Time	126,359	134,170	149,078	164,031
Total borrowings	75,664	77,694	88,365	99,029

Total interest expense	218,160	238,058	276,287	318,730

Net interest income	$375,300	$401,393	$411,357	$415,285

Net interest income at risk	$(26,093)	$—	$9,964	$13,892
% Net interest income at risk	-7%	0%	2%	3%

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

Securitizations and Off-Balance-Sheet Financings

Table 20 - Components of Loans and Leases Serviced

	As of December 31, 2009	As of December 31, 2008
	(Dollars in thousands)
Lease Securitization Transactions*	$0	$123,608
Home Equity Loan Securitization Transactions*	248,554	286,577
Agency Arrangements and Lease Sales*	13,551	31,645
Leases and Loans Held in Portfolio	9,827,279	9,653,873

Total Leases and Loans Serviced	$10,089,384	$10,095,703

*	Off balance sheet

Securitization Transactions

We have used the securitization of financial assets as a source of funding and a means to manage capital. Hann and our bank subsidiary have sold beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions were accounted for as sales under U.S. GAAP, and a net gain or loss was recognized at the time of the initial sale.

The QSPEs then issued beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the QSPEs. The senior classes of the asset-basked securities received investment grade credit ratings at the time of issuance. These ratings were achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by Susquehanna.

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. We, as servicer, distribute to third-party beneficial interest holders contracted returns. We retain the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows were discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. We estimated the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time the assets were sold to the applicable QSPE and adjusted quarterly based on changes in these key economic risk factors. Based upon the information found in the table in “Note 21. Securitization Activity” to the consolidated financial statements appearing in Part II, Item 8 we believe that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of our interest-only strips.

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

In the September 2006 transaction, one class of the Issuer’s floating-rate asset-backed notes was backed by variable-rate HELOCs. However, approximately 70.5% of the HELOCs as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes backed by the HELOCs as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the September 2006 Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the class of floating-rate notes backed by the HELOCs was unlikely to be materially and adversely affected if the Issuer’s portfolio of HELOCs included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $11.1 million. Under the transaction agreements, Susquehanna Bank is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 50.5% of the HELOCs could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with Susquehanna, structured in accordance with U.S. GAAP, to protect the third-party beneficial interest holders above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the Issuer with an additional source of funds to make payments on the floating-rate notes if the floating rate exceeds the fixed rates of the loans for which the related obligors have exercised their fixed-rate conversion feature.

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

This transaction was accounted for as a sale under U.S. GAAP. For additional information concerning the initial valuation of retained interests, please see “Note 21. Securitization Activity” to the consolidated financial statements appearing in Part II, Item 8. The gain recognized in this transaction was $8.2 million. The initial interest-only strips recorded for this transaction were $18.5 million, and the fair value of these interest-only strips at December 31, 2009, was $11.2 million.

In December 2005, one of our banking subsidiaries, Susquehanna Bank, entered into a term securitization transaction of HELOCs (the “2005 HELOC transaction”). Some of the loans sold were originated by two of our other banking subsidiaries, Susquehanna Bank and Susquehanna Bank DV, and sold to Susquehanna Bank PA immediately prior to the closing of the securitization. In connection with the 2005 HELOC transaction, Susquehanna Bank PA sold a portfolio of loans with an aggregate total of approximately $239.8 million to a wholly owned special purpose subsidiary (the “Transferor”). In the transaction documents for the 2005 HELOC transaction Susquehanna Bank PA provides, among other things, representations and warranties with respect to the home equity loans transferred. In the event that any such representations and warranties were materially untrue with respect to any assets when transferred, the affected loans must be repurchased by Susquehanna Bank PA. We provide a guaranty of such repurchase obligation. The Transferor sold the portfolio acquired from Susquehanna Bank PA to a newly formed statutory trust (the “Issuer”). The equity interests of the Issuer are owned by the Transferor. The Transferor financed the purchase of the portfolio of HELOCs from Susquehanna Bank PA primarily through the issuance by the Issuer of $239.8 million of floating-rate asset-backed notes to third-party investors. In connection with the securitization, Susquehanna retained servicing responsibilities for the loans.

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

In this transaction, the Issuer issued floating-rate asset-backed notes to third-party investors, which were backed by variable-rate HELOCs. However, approximately 35.35% of the loans as of the cut-off date for the transaction included a feature that permits the obligor to “convert” all or a portion of the outstanding balance from a variable interest rate to a fixed interest rate. If a significant portion of obligors elected to fix the rate of interest on their mortgage loans, then the Issuer might have insufficient funds to make payments on the floating-rate notes as rates increase beyond the rate of the fixed-rate loans. To mitigate the effect of this remote risk, the external parties involved in structuring the 2005 HELOC Transaction and Susquehanna worked together to formulate a solution acceptable to the parties. The parties determined that the Issuer’s ability to make interest payments on the floating-rate notes was unlikely to be materially and adversely affected if the Issuer’s assets included up to 10% fixed-rate loans. After that threshold was exceeded, however, Susquehanna Bank PA would be required to repurchase loans with converted balances in an amount not to exceed 10% of the original principal balance of the HELOCs, which is approximately $24.0 million. Under the transaction agreements, Susquehanna Bank PA is neither required nor permitted to repurchase more than 10% of the original principal balance of the converted loans. However, because up to 15.35% of loans could be held by the Issuer as fixed-rate loans in excess of the 10% threshold acceptable to the parties, the Issuer entered into an interest rate protection agreement with us, structured in accordance with U.S. GAAP, to protect the third-party beneficial interest holders, above the 10% threshold. The interest rate protection agreement counterparty is Susquehanna, and the agreement provides the issuer with an additional source of funds to make payments on the floating-rate notes if the floating-rate exceeds the fixed-rates of the loans for which the related obligors have exercised their fixed-rate conversion feature. Our estimated maximum cost of complying with the interest rate protection is considered de minimis.

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

This transaction was accounted for as a sale under U.S. GAAP. For additional information concerning the initial valuation of retained interests, please see “Note 21. Securitization Activity” to the consolidated financial statements appearing in Part II, Item 8. The gain recognized in this transaction was $6.6 million. The initial recorded interest-only strips for this transaction were $8.0 million, and the fair value of these interest-only strips at December 31, 2009, was $6.6 million.

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

This transaction was accounted for as a sale under U.S. GAAP. For additional information concerning the initial valuation of retained interests, please see “Note 21. Securitization Activity” to the consolidated financial statements appearing in Part II, Item 8. The gain recognized in this transaction was $2.7 million. The initial interest-only strip recorded for this transaction was $4.0 million. In the fourth quarter of 2009, Hann, as servicer, issued a clean-up call for this transaction and recorded $25.9 million in lease receivables.

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

Agency Agreements and Lease Sales

Agency arrangements and lease sales generally occur on economic terms similar to vehicle lease terms and generally result in no accounting gains or losses to Hann and no retention of credit, residual value, or interest rate risk with respect to the sold assets. Agency arrangements involve the origination and servicing by Hann of automobile leases for other financial institutions, and lease sales involve the sale of previously originated leases (with servicing retained) to other financial institutions. Hann generally is entitled to receive all of the administrative fees collected from obligors, a servicing fee, and in the case of agency arrangements, an origination fee per lease. Lease sales are generally accounted for as sales under U.S. GAAP.

Servicing Fees under the Securitization Transactions, Agency Agreements, and Lease Sales

In accordance with U.S. GAAP, a servicing asset or servicing liability is recognized each time Susquehanna undertakes an obligation to service a financial asset by entering into a servicing contract in a transfer of financial assets that meets the requirements for sale accounting.

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

Home Equity Loans

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. The initial carrying values of retained interests, including servicing rights, were determined by allocating the carrying value among the assets sold and retained based on their relative fair values. At December 31, 2009, these servicing assets totaled $1.2 million and were reported in other assets. In accordance with U.S. GAAP, our servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Furthermore, we assess servicing assets for impairment or increased obligation based on fair value at each reporting date.

We consider our servicing assets to be immaterial items and therefore have not applied the disclosure provisions of U.S. GAAP.

Recently Adopted Accounting Guidance

Effective July 1, 2009, changes to the source of authoritative U. S. GAAP, the FASB Accounting Standards Codification™ (“FASC”), will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the Financial Accounting Standards Board (“FASB”), regardless of the form in which such guidance may have been issued prior to the release of the FASB Codification.

In August 2009, FASB issued ASU No. 2009-5, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.” This ASU provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available and was effective for the first reporting period beginning after issuance. Adoption of this guidance has had no material impact on results of operations or financial condition.

In June 2009, FASB issued ASU No. 2009-01 — Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This ASU establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This ASU was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In May 2009, FASB issued an update to Topic 855 — Subsequent Events. This update established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this guidance has had no material impact on results of operations or financial condition. See “Note 24. Subsequent Events” to the consolidated financial statements appearing in Part II, Item 8. for the required disclosures.

In April 2009, FASB issued three updates intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities. The update to Topic 820 – Fair Value Measurements and Disclosures provides guidelines for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The update to Topic 825 — Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The update to Topic 320 — Investments — Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These updates were effective for interim and annual periods ending after June 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In April 2009, FASB issued an update to Topic 805 — Business Combinations. This update addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2008, FASB issued an update to Topic 715 — Compensation — Retirement Benefits. This update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Adoption of this guidance has had no material impact on results of operations or financial condition. See “Note 17. Benefit Plans” to the consolidated financial statements appearing in Part II, Item 8 for the required disclosures.

In November 2008, FASB issued an update to Topic 323 — Investments — Equity Method and Joint Ventures. This update clarifies the accounting for certain transactions and impairment considerations involving equity method investments and was effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance has had no material impact on results of operation or financial condition.

In June 2008, FASB issued an update to Topic 260 — Earnings Per Share. This update states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This update was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented was to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Susquehanna has granted share-based payment awards that contain nonforfeitable rights to dividends; however, Susquehanna has determined that their effect on the computation of EPS is immaterial.

In April 2008, FASB issued updates to Topic 350 — Intangibles — Goodwill and Other and Topic 275 — Risks and Uncertainties. These updates amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These updates were effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this guidance has had no material impact on results of operations or financial condition.

In February 2008, FASB issued an update to Topic 860 — Transfer and Servicing. This update provides guidance on a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with, or in contemplation of, the initial transfer. This update was effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 805 — Business Combinations. This update requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This update was effective for fiscal years beginning after December 15, 2008. At December 31, 2009, adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 810 — Consolidation. This update requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This update was effective for fiscal years beginning after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

Recently Issued Accounting Guidance

In June 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both ASUs are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, with earlier application prohibited. As a result of adopting this guidance, Susquehanna, as primary beneficiary, will be required to consolidate two securitization trusts. The consolidation will result in an aggregate increase in loan balances of $249.0 million and an aggregate increase in long-term debt of $242.1 million on January 1, 2010. In addition, Susquehanna expects to record a cumulative-effect-adjustment that will reduce retained earnings by approximately $4.7 million.

Summary of 2008 Compared to 2007

Results of Operations

The acquisition of Community Banks, Inc. on November 16, 2007 had a significant impact on our results of operations for the year ended December 31, 2008. Consequently, comparisons to the years ended December 31, 2007 and 2006 may not be particularly meaningful.

Furthermore, results of operations for the year ended December 31, 2008 included the following pre-tax charges:

•	a $6.5 million loss related to an interest rate swap termination;

•	a $2.5 million merger charge composed of the following:

Employee termination benefits	$1.60 million
Legal fees	0.25 million
Technology costs	0.65 million

•	a $17.5 million securities impairment charge; and

•	a $2.1 million VFAM customer-loss contingency.

Also, results of operations for the twelve months ending December 31, 2007 included a pre-tax loss of $11.8 million related to a restructuring of our investment portfolio.

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

Additional information is as follows:

	Twelve Months Ended December 31,
	2007	2008
Diluted Earnings per Common Share	$0.95	$1.23
Return on Average Assets	0.62%	0.78%
Return on Average Equity	4.80%	6.66%
Return on Average Tangible Equity(1)	13.35%	11.56%
Efficiency Ratio	66.46%	69.10%
Net Interest Margin	3.62%	3.67%

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

Net Interest Income - Taxable Equivalent Basis

Net interest income increased to $398.3 million in 2008, as compared to $275.9 million in 2007. Net interest income as a percentage of net interest income plus other income was 74% for the twelve months ended December 31, 2008, 70% for the twelve months ended December 31, 2007, and 65% for the twelve months ended December 31, 2006.

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

Provision and Allowance for Loan and Lease Losses

Throughout 2008, we continued to experience a challenging operating environment. Given the economic pressures that impacted some of our borrowers, we increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $48.6 million increase in nonperforming loans and leases since December 31, 2007 and the rising charge-off level noted below. The provision for loan and lease losses was $63.8 million for the year ended December 31, 2008, and $21.8 million for the year ended December 31, 2007. The allowance for loan and lease losses at December 31, 2008 was 1.18% of period-end loans and leases, or $113.7 million, and 1.01% of period-end loans and leases, or $88.6 million, at December 31, 2007. The allowance for loan and lease losses as a percentage of non-performing loans and leases (coverage ratio) decreased to 105% at December 31, 2008, from 149% at December 31, 2007.

Interest income received on impaired commercial loans in 2008 and 2007 was $0.5 million and $0.07 million, respectively. Interest income that would have been recorded on these loans under the original terms was $5.5 million and $1.8 million for 2008 and 2007, respectively. At December 31, 2008, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Net charge-offs as a percentage of average loans and leases for the year ended December 31, 2008 were 0.42%, compared to 0.25% for 2007.

At December 31, 2008, non-performing assets totaled $118.2 million and included $10.3 million in other real estate acquired through foreclosure and $2.6 million in restructured loans. At December 31, 2007, non-performing assets totaled $71.3 million, and included $11.9 million in other real estate acquired through foreclosure and $2.6 million in restructured loans. The increase in non-performing assets primarily was the result of the impact on our borrowers of the deterioration in economic conditions.

Of the $105.3 million of non-accrual loans and leases at December 31, 2008, $83.5 million, or 79.3%, represented non-consumer-loan relationships greater than $0.5 million that had been evaluated and considered impaired. Of the $83.5 million of impaired loans, $21.4 million, or 25.6%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Real estate acquired through foreclosure decreased $1.6 million from December 31, 2007 to December 31, 2008.

Loans with principal and/or interest delinquent 90 days or more and still accruing interest totaled $22.3 million at December 31, 2008, an increase of $10.1 million, from $12.2 million at December 31, 2007.

Potential problem loans totaled $185.0 million at December 31, 2008, and $133.8 million at December 31, 2007. The increase of $51.2 million was attributed to the deterioration of economic conditions throughout 2008 and migrations to our internally monitored loan list that occurred in the normal course of business.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 26%, 30%, and 35% for 2008, 2007, and 2006, respectively.

Noninterest income increased $21.7 million, or 17.9%, in 2008, over 2007. In general, increases in noninterest income were attributable to the effects of the Community acquisition on November 16, 2007. Non-Community related changes of note were as follows:

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

Noninterest Expenses

Noninterest expenses increased $90.2 million, or 32.6%, in 2008, over 2007. In general, increases in noninterest expenses were attributable to the effects of the Community acquisition on November 16, 2007. Non-Community-related changes of note were as follows:

Salaries and employee benefits. Included in salaries and employee benefits was a $1.6 million restructuring charge recorded in September 2008 related to the merger of our three bank subsidiaries.

Other. Included in other noninterest expenses was a $2.1 million charge recorded in September 2008 to mitigate losses of customers of VFAM who held positions in a money market mutual fund managed by an independent mutual fund company.

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

Equity capital was $1.9 billion at December 31, 2008, or $19.21 per common share, compared to $1.7 billion, or $20.12 per common share, at December 31, 2007. The calculation of book value per common share excluded from Shareholders’ Equity the carrying value of the preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program.

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

In September 2008, we recorded a pre-tax impairment charge of $17.5 million related to two synthetic collateralized debt obligations held in our investment portfolio. Each security had a par value of $10.0 million and one hundred underlying reference companies. Through August 31, 2008, there were no credit events (i.e. bankruptcies, conservatorships, or receiverships) related to any of the reference companies. However, given the significant developments that had affected the market, a number of credit events reduced the fair value of one security to 12.5% of par as of September 30, 2008, and the fair value of the other security to 12.0% of par as of September 30, 2008. We believed that it was probable that we would be unable to collect all amounts due according to the contractual terms of these securities. Accordingly, we recognized an other-than-temporary impairment and established new cost bases for the securities reflecting the September 30, 2008 fair value. At December 31, 2008, one security was given a below-investment-grade rating by the rating agencies, while the other security was rated BBB-. These were the only two securities of this type that we held in our $1.9 billion investment portfolio.

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

Loans and Leases

Loans and leases increased $902.3 million, from December 31, 2007 to December 31, 2008. The 10.3% increase was due to internal growth that was accomplished through our sales and marketing efforts and the fact that loan demand was solid in our market area.

In September 2008, we announced that, due to adverse market conditions, our previously disclosed plan to sell vehicle leases would not proceed. As a result, the $238.4 million in vehicle leases held for sale at December 31, 2007 and those subsequently originated were classified as held for investment.

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

We performed our annual goodwill impairment test as of May 31, 2008, and determined that there was no impairment. However, given the continuing downturn in the economy and overall market conditions since that time and the fact that our market capitalization had been below the book value of our equity, we decided an interim goodwill impairment test was required under U.S. GAAP as of December 31, 2008.

Based upon our analyses at May 31 and December 31, 2008, market value exceeded book value for the reporting units, and there was no goodwill impairment.

Deposits

Total deposits increased $121.4 million, or 1.4%, from December 31, 2007, to December 31, 2008. This relatively small increase reflects the intense competition within our marketplace to attract new deposits.

Short-term Borrowings

Short-term borrowings, which included securities sold under repurchase agreements, federal funds purchased, borrowings through the Federal Reserve’s Term Auction Facility, and Treasury tax and loan notes, increased by $341.8 million, or 60.1%, from December 31, 2007, to December 31, 2008.

Since our loan growth had been greater than our deposit growth, we used short-term borrowings, primarily in the forms of federal funds purchased and the term auction facility, to fund loans.

Federal Home Loan Bank Borrowings and Long-term Debt

Federal Home Loan Bank borrowings decreased $76.0 million from December 31, 2007 to December 31, 2008. This decrease was the result of increasing our short-term borrowings at lower interest rates.

On December 31, 2008, we issued a $25.0 million subordinated note to another financial institution. The note bears interest at three-month LIBOR plus 4.50% and matures in December 2018.

Capital Adequacy

We and the bank had leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity was considered “well capitalized” under regulatory guidelines.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion concerning the effects of liquidity risk and interest rate risk on us is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” in Item 7 hereof under the section entitled “Market Risk.”

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,	2009	2008
	(in thousands, except share data)
Assets
Cash and due from banks	$203,240	$237,701
Unrestricted short-term investments	87,966	119,146

Cash and cash equivalents	291,206	356,847
Restricted short-term investments	154	214
Securities available for sale	1,866,346	1,870,746
Securities held to maturity (fair values approximate $8,921 and $9,145)	8,921	9,145
Loans and leases, net of unearned income	9,827,279	9,653,873
Less: Allowance for loan and lease losses	172,368	113,749

Net loans and leases	9,654,911	9,540,124

Premises and equipment, net	165,529	173,269
Foreclosed assets	24,292	10,313
Accrued income receivable	36,127	40,486
Bank-owned life insurance	355,373	353,771
Goodwill	1,018,031	1,017,551
Intangible assets with finite lives	43,513	54,044
Other assets	224,859	256,478

Total Assets	$13,689,262	$13,682,988

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$1,261,208	$1,201,416
Interest-bearing	7,713,155	7,865,077

Total deposits	8,974,363	9,066,493
Short-term borrowings	1,040,703	910,219
Federal Home Loan Bank borrowings	1,023,817	1,069,784
Long-term debt	176,050	176,284
Junior subordinated debentures	272,324	271,798
Accrued interest, taxes, and expenses payable	47,688	55,126
Deferred taxes	87,981	87,695
Other liabilities	85,255	99,671

Total liabilities	11,708,181	11,737,070

Commitments and contingencies (Notes 13 and 14)
Shareholders' equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized; Issued: 300,000 at December 31, 2009 and December 31, 2008	292,359	290,700
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 86,473,612 at December 31, 2009 and 86,174,285 at December 31, 2008	172,947	172,349
Additional paid-in capital	1,057,305	1,055,255
Retained earnings	478,167	512,924
Accumulated other comprehensive loss, net of taxes of $10,606 and $45,936	(19,697)	(85,310)

Total shareholders' equity	1,981,081	1,945,918

Total Liabilities and Shareholders' Equity	$13,689,262	$13,682,988

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2009	2008	2007
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$554,043	$590,414	$444,690
Securities:
Taxable	70,319	86,289	69,265
Tax-exempt	14,940	12,714	2,848
Dividends	3,925	5,242	4,572
Short-term investments	597	2,411	4,782

Total interest income	643,824	697,070	526,157

Interest Expense:
Deposits:
Interest-bearing demand	22,124	33,667	61,572
Savings	1,690	4,848	4,278
Time	136,481	167,431	124,673
Short-term borrowings	4,267	10,796	17,464
Federal Home Loan Bank borrowings	40,119	50,944	27,600
Long-term debt	30,327	31,082	14,667

Total interest expense	235,008	298,768	250,254

Net interest income	408,816	398,302	275,903
Provision for loan and lease losses	188,000	63,831	21,844

Net interest income, after provision for loan and lease losses	220,816	334,471	254,059

Noninterest Income:
Service charges on deposit accounts	37,288	46,294	31,413
Vehicle origination, servicing, and securitization fees	6,500	9,808	14,323
Asset management fees	25,797	25,552	19,843
Income from fiduciary-related activities	7,156	8,285	7,479
Commissions on brokerage, life insurance, and annuity sales	8,132	6,764	4,767
Commissions on property and casualty insurance sales	12,555	12,684	12,751
Income from bank-owned life insurance	5,428	12,900	11,405
Net gain on sale of loans and leases	10,923	6,510	8,427
Net realized gain (loss) on sales of securities	11,802	236	(11,857)
Other-than-temporary impairment of securities related to credit losses	(1,149)	(17,550)	—
Other	39,267	30,826	22,108

Total noninterest income	163,699	142,309	120,659

Noninterest Expenses:
Salaries and employee benefits	191,628	188,855	144,508
Occupancy	35,292	35,949	24,371
Furniture and equipment	14,669	16,212	12,181
Advertising and marketing	9,058	12,356	10,216
Amortization of intangible assets	10,531	11,062	3,525
FDIC insurance	24,214	1,669	690
Vehicle lease disposal	13,917	12,576	12,651
Other	83,163	88,522	68,813

Total noninterest expenses	382,472	367,201	276,955

Income before income taxes	2,043	109,579	97,763
(Benefit from) provision for income taxes	(10,632)	26,973	28,670

Net Income	12,675	82,606	69,093
Preferred stock dividends and accretion	16,659	792	—

Net Income (Loss) Applicable to Common Shareholders	$(3,984)	$81,814	$69,093

Earnings per common share:
Basic	$(0.05)	$0.95	$1.23
Diluted	$(0.05)	$0.95	$1.23
Cash dividends per common share	$0.37	$1.04	$1.01
Average common shares outstanding:
Basic	86,257	85,987	56,297
Diluted	86,257	86,037	56,366

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2009	2008	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$12,675	$82,606	$69,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	23,632	27,428	17,177
Provision for loan and lease losses	188,000	63,831	21,844
Realized (gain) loss on available-for-sale securities, net	(10,653)	17,314	11,857
Deferred income taxes	(35,044)	(4,577)	1,070
Gain on sale of loans and leases	(10,923)	(6,510)	(8,427)
Gain on sale of foreclosed assets	(146)	(425)	(196)
Gain on sale of branch	(402)	—	—
Mortgage loans originated for sale	(351,600)	(182,698)	(102,507)
Proceeds from sale of mortgage loans originated for sale	355,627	173,782	105,478
Loans and leases originated/acquired for sale, net of payments received	(187,884)	(118,370)	(391,975)
Net proceeds from sale of loans and leases originated/acquired for sale	—	—	252,493
Payments received on leases transferred from held for sale to held for investment	96,682	56,732	—
Increase in cash surrender value of bank-owned life insurance	(4,700)	(12,203)	(11,630)
Contribution to defined benefit pension plan	(20,000)	(15,000)	—
Decrease (increase) in accrued interest receivable	4,359	6,279	(440)
(Decrease) increase in accrued interest payable	(9,924)	(5,697)	3,721
Increase (decrease) in accrued expenses and taxes payable	2,486	(46)	(3,240)
Other, net	1,520	(50,172)	(28,190)

Net cash provided by (used in) provided by operating activities	53,705	32,274	(63,872)

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	60	28	33,291
Activity in available-for-sale securities:
Sales	212,633	60,279	436,716
Maturities, repayments, and calls	431,639	610,808	485,730
Purchases	(538,630)	(603,998)	(903,203)
Net increase in loans and leases	(213,885)	(808,544)	(503,114)
Cash flows received from retained interests	20,234	32,736	37,715
Proceeds from bank-owned life insurance	3,098	3,010	4,471
Proceeds from sale of foreclosed assets	21,215	10,626	4,370
Acquisitions, net of subsequent divestitures	—	(68,146)	114,749
Additions to premises and equipment, net	(7,183)	(10,155)	(19,356)

Net cash used in investing activities	(70,819)	(773,356)	(308,631)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(78,318)	121,374	238,605
Sale of branch deposits, net of premium received	(13,410)	—	—
Net increase in short-term borrowings	130,484	341,807	64,067
Net increase (decrease) in short-term FHLB borrowings	100,000	(50,000)	50,000
Proceeds from long-term FHLB borrowings	—	220,000	400,000
Repayment of long-term FHLB borrowings	(143,924)	(245,975)	(248,974)
Proceeds from issuance of long-term debt	—	25,000	—
Repayment of long-term debt	(234)	(19)	(11)
Proceeds from issuance of junior subordinated debentures	—	—	121,062
Proceeds from issuance of preferred stock	—	299,885	—
Proceeds from issuance of common stock	2,648	5,141	4,512
Tax benefit from exercise of stock options	—	171	154
Cash dividends paid	(45,773)	(89,462)	(52,686)

Net cash (used in) provided by financing activities	(48,527)	627,922	576,729

Net change in cash and cash equivalents	(65,641)	(113,160)	204,226
Cash and cash equivalents at January 1	356,847	470,007	265,781

Cash and cash equivalents at December 31	$291,206	$356,847	$470,007

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$244,933	$304,465	$239,953
Income tax payments	$1,241	$40,250	$31,452
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$41,672	$9,981	$14,057
Interests retained in securitizations	$—	$—	$47,921
Leases acquired in clean-up calls	$25,852	$63,913	$22,682
Leases transferred from held for sale to held for investment	$—	$238,351	$—
Acquisitions:
			Community
Common stock issued			$756,037
Fair value of assets acquired (noncash)			$4,070,693
Fair value of liabilities assumed			$3,432,519

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2009, 2008, and 2007	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2007	$—	52,080,419	$104,161	$345,840	$505,861	$(19,576)	$936,286

Comprehensive income:
Net income					69,093		69,093
Change in unrealized loss on securities available for sale, net of taxes of $9,475 and reclassification adjustment of $7,707						17,708	17,708
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $195						363	363
Change in unrealized gain on cash flow hedges, net of taxes of $1,440 and reclassification adjustment of $202						(2,675)	(2,675)
Net postretirement benefit loss arising during the year, net of taxes of $52						(96)	(96)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $171						318	318

Total comprehensive income							84,711

Common stock issued in acquisition		33,685,947	67,372	688,665			756,037
Common stock issued under employee benefit plans (including related tax benefit of $154)		168,949	277	4,389			4,666
Cash dividends declared ($1.01 per share)					(52,686)		(52,686)

Balance, December 31, 2007	—	85,935,315	171,810	1,038,894	522,268	(3,958)	1,729,014

Cumulative-effect adjustment relating to adoption of Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements					(2,488)		(2,488)

Comprehensive income:
Net income					82,606		82,606
Change in unrealized loss on securities available for sale, net of taxes of $37,288 and reclassification adjustment of $11,254						(69,250)	(69,250)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $1,347						2,502	2,502
Change in unrealized gain on cash flow hedges, net of taxes of $821 and reclassification adjustment of $2,031						1,524	1,524
Net postretirement benefit loss arising during the year, net of taxes of $8,864						(16,648)	(16,648)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $281						520	520

Total comprehensive income							1,254

Preferred stock issued, net of issuance costs	290,700			9,185			299,885
Common stock issued under employee benefit plans (including related tax benefit of $171)		238,970	539	4,773			5,312
Adjustments relating to the Community acquisition				2,403			2,403
Cash dividends declared ($1.04 per share)					(89,462)		(89,462)

Balance, December 31, 2008	290,700	86,174,285	172,349	1,055,255	512,924	(85,310)	1,945,918

Comprehensive income:
Net income					12,675		12,675
Change in unrealized loss on securities available for sale, net of taxes of $30,780 and reclassification adjustment of $6,924						57,162	57,162
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $1,354						2,515	2,515
Change in unrealized gain on cash flow hedges, net of taxes of $2,652						4,925	4,925
Net postretirement benefit loss arising during the year, net of taxes of $1,107						(2,055)	(2,055)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $1,651						3,066	3,066

Total comprehensive income							78,288

Accretion of discount on preferred stock	1,659				(1,659)		—
Common stock issued under employee benefit plans		299,327	598	2,050			2,648
Cash dividends paid on preferred stock					(13,875)		(13,875)
Cash dividends declared on common stock ($0.37 per share)					(31,898)		(31,898)

Balance, December 31, 2009	$292,359	86,473,612	$172,947	$1,057,305	$478,167	$(19,697)	$1,981,081

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), The Addis Group, LLC (“Addis”), and Stratton Management Company, LLC and subsidiary (“Stratton”) as of and for the years ended December 31, 2009, 2008, and 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications and Other Adjustments. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on gross revenues, gross expenses, net income, or the net change in cash and cash equivalents and are not material to previously issued financial statements. Further, in 2009, Susquehanna recorded a $2,765 pre-tax charge for FDIC insurance that had not been accrued as of December 31, 2008. This charge was not material to the 2009 or 2008 financial statements, and therefore it was recorded in 2009.

Nature of Operations. Susquehanna is a financial holding company that operates a commercial bank with 221 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, recorded interests in securitized assets, and the fair value of investment securities and goodwill.

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

Securities. Susquehanna classifies debt and equity securities as either held to maturity or available for sale. Susquehanna does not have any securities classified as trading at December 31, 2009 or 2008. Investments classified as held to maturity are carried at the lower of cost or market, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the effective interest method over the term of the securities. All other securities are classified as available for sale and reported at fair value.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. Other-than-temporary impairments are recorded in noninterest income in the period in which they are recognized.

Securities classified as available for sale include investments management intends to use as part of its asset/liability management strategy. Those securities that have long-term unrealized gains, for which fair value is greater than cost, may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized-loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

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

Nonaccrual loans are those loans for which the accrual of interest has ceased and where all previously accrued-but-not-collected interest is reversed. Loans other than consumer loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower's obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120 days or more past due.

Restructured loans constitute troubled debt restructured loans because, for legal or economic reasons related to the debtor’s financial difficulties, a concession to the debtor was granted that otherwise would not have been considered.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

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

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna enters into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded or otherwise required to be recognized.

Derivative Financial Instruments. Susquehanna records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Susquehanna has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Susquehanna may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or it elects not to apply hedge accounting.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the of the related real estate collateral at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

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

Goodwill and Other Intangible Assets. Net assets of companies acquired in purchase transactions are recorded at their fair value at the date of acquisition. Core deposit and other intangible assets acquired in acquisitions are identified and amortized over their useful lives. The excess of the purchase price over the fair value of net assets acquired, or goodwill, is not amortized; rather an evaluation is performed on an annual basis. In addition, Susquehanna tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. At December 31, 2009, there was no impairment.

On February 1, 2000, Susquehanna completed the acquisition of Boston Service Company, Inc. (t/a Hann Financial Service Corporation) under the pooling-of-interests method of accounting for business combinations. Consequently, under the prevailing generally accepted accounting principles, no goodwill was recorded.

Preferred Stock. In connection with Susquehanna’s sale of $300,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the U.S. Treasury on December 12, 2008, Susquehanna also issued to the U.S. Treasury a warrant to purchase approximately 3,028 shares of its common stock. The terms of the transaction with the U.S. Treasury will result in limitations on Susquehanna’s ability to pay dividends and repurchase its shares. Until December 12, 2011, or until the U.S. Treasury no longer holds any shares of the Preferred Stock, Susquehanna will not be able to increase dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction nor repurchase any of its other securities without the approval of the U.S. Treasury, with limited exceptions, most significantly purchases in connection with benefit plans. In addition, Susquehanna will not be able to pay any dividends at all on its common stock unless it is current on its dividend payments on the Preferred Stock. Also, Susquehanna is required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum.

Segment Reporting. Public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided, Susquehanna has determined that its only reportable segment is Community Banking, and all services offered by Susquehanna relate to Community Banking.

Comprehensive Income. Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Shareholders’ Equity, are net of tax. Comprehensive income includes reclassification adjustments for net realized gains/(losses) included in net income of $9,990; $13,805; and $8,227 for the years ended December 31, 2009, 2008, and 2007, respectively.

Asset Securitizations. Susquehanna has used the securitization of financial assets as a source of funding and for capital management. Hann and the bank subsidiary have sold beneficial interests in automobile leases and related vehicles and home equity loans to qualified special purpose entities. These transactions were accounted

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

for as sales, and a net gain or loss was recognized at the time of the initial sale. Retained interests in securitized assets, including debt securities, equity certificates of the securitization trusts, and interest-only strips, were initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained or liabilities assumed.

The QSPEs issued beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the QSPEs. The senior classes of the asset-backed securities received investment grade credit ratings at the time of issuance. These ratings were achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by Susquehanna.

Excess cash flows represent the cash flows from the underlying assets less distributions of cash flows to beneficial interest holders in accordance with the distribution priority requirements of the transaction. Susquehanna, as servicer, distributes to third-party beneficial interest holders contracted returns. Susquehanna retains the right to remaining cash flows after distributions to these third-party beneficial interest holders. The cash flows are discounted to present value and recorded as interest-only strips. The resulting interest-only strips are subordinate to the rights of each of the third-party beneficial interest holders. Susquehanna initially estimated the fair value of these interest-only strips based on the present value of future expected cash flows, using management’s estimate of the key assumptions regarding credit losses, prepayment speeds, and discount rates commensurate with the risks involved at the time assets were sold to the applicable QSPE. The fair value of the interest-only strips is adjusted quarterly based on changes in these key economic risk factors. If the fair value of an interest-only strip were to fall below the unamortized portion of the original retained interest, other than for temporary circumstances, then an impairment would be recognized.

Subordinated notes, equity certificates retained in the securitization transactions, and other retained interests are recorded on the balance sheet under the caption “Other assets.”

For more information about Susquehanna’s securitization activities, refer to Note 21.

Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales. A servicing asset or servicing liability is recognized each time Susquehanna undertakes an obligation to service a financial asset by entering into a servicing contract in a transfer of financial assets that meets the requirements for sale accounting.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Overall, however, Susquehanna has entered into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolio and to manage capital, and not primarily to maximize its ongoing servicing fee revenue

Leases

The servicing fees paid to Hann under the lease securitization transactions, agency agreements, and lease sales approximate current market value and are set by contract at the time of sale. Hann has not recorded servicing assets or liabilities with regard to those transactions because its expected servicing costs are approximately equal to its expected servicing income. Based upon Susquehanna’s on-going experience with vehicle-lease sales, this rate has been, and continues to be, the prevailing market rate when compared to similar transactions. However, if these circumstances were to change, Susquehanna would adjust its evaluation as to

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

whether a servicing asset or liability should be recorded. In addition, if servicing costs were to exceed servicing income, Hann would record the present value of that liability as an expense.

Home Equity Loans

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. The initial carrying values of retained interests, including servicing rights, were determined by allocating the carrying value among the assets sold and retained based on their relative fair values. At December 31, 2009, these servicing assets totaled $1,203 and were reported in other assets. Susquehanna’s servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Furthermore, Susquehanna assesses servicing assets for impairment or increased obligation based on fair value at each reporting date. Susquehanna considers its servicing assets to be immaterial items.

Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock, and warrants and are determined using the treasury stock method.

Recently Adopted Accounting Guidance.

Effective July 1, 2009, changes to the source of authoritative U. S. GAAP, the FASB Accounting Standards Codification™ (“FASC”), will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the Financial Accounting Standards Board (“FASB”), regardless of the form in which such guidance may have been issued prior to the release of the FASB Codification.

In August 2009, FASB issued ASU No. 2009-5, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.” This ASU provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available and was effective for the first reporting period beginning after issuance. Adoption of this guidance has had no material impact on results of operations or financial condition.

In June 2009, FASB issued ASU No. 2009-01 – Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This ASU establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. This ASU was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In May 2009, FASB issued an update to Topic 855 – Subsequent Events. This update established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

statements are issued or are available to be issued. Adoption of this guidance has had no material impact on results of operations or financial condition. See Note 24 for the required disclosures.

In April 2009, FASB issued three updates intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities. The update to Topic 820 – Fair Value Measurements and Disclosures provides guidelines for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The update to Topic 825 – Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The update to Topic 320 – Investments – Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These updates were effective for interim and annual periods ending after June 15, 2009. Adoption of this guidance has had no material impact on results of operations or financial condition.

In April 2009, FASB issued an update to Topic 805 – Business Combinations. This update addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2008, FASB issued an update to Topic 715 – Compensation – Retirement Benefits. This update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Adoption of this guidance has had no material impact on results of operations or financial condition. See Note 17 for the required disclosures.

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

In June 2008, FASB issued an update to Topic 260 – Earnings Per Share. This update states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This update was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented was to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Susquehanna has granted share-based payment awards that contain nonforfeitable rights to dividends; however, Susquehanna has determined that their effect on the computation of EPS is immaterial.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

November 15, 2008, and interim periods within those fiscal years. Adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 805 – Business Combinations. This update requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This update was effective for fiscal years beginning after December 15, 2008. At December 31, 2009, adoption of this guidance has had no material impact on results of operations or financial condition.

In December 2007, FASB issued an update to Topic 810 – Consolidations. This update requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This update was effective for fiscal years beginning after December 15, 2008. Adoption of this guidance has had no material impact on results of operations or financial condition.

Recently Issued Accounting Guidance.

In June 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both ASUs are effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, with earlier application prohibited. As a result of adopting this guidance, Susquehanna, as primary beneficiary, will be required to consolidate two securitization trusts. The consolidation will result in an aggregate increase in loan balances of $249,007 and an aggregate increase in long-term debt of $242,085 on January 1, 2010. In addition, Susquehanna expects to record a cumulative-effect-adjustment that will reduce retained earnings by approximately $4,728.

2. Acquisitions

Stratton Holding Company

On April 30, 2008, Susquehanna completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton brings increased diversification in Susquehanna's investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements. The acquisition of Stratton was considered immaterial.

Community Banks, Inc.

On November 16, 2007, Susquehanna completed the acquisition of Community Banks, Inc. in a stock and cash transaction valued at $873,205. Under the terms of the merger agreement, shareholders of Community were entitled to elect to receive for each share of Community common stock that they owned, either $34.00 in cash or

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

1.48 shares of Susquehanna common stock. The acquisition expanded Susquehanna's territory into the Harrisburg market and deepened its foundation in central Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements.

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

Presented below is certain unaudited pro forma information for the year ended December 31, 2007 as if Community had been acquired on January 1, 2007. These results combine the historical results of Community, including the termination of certain employee benefit programs and costs incurred in connection with the merger, with Susquehanna's consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	For the Year Ended December 31,
	2009 Actual	2008 Actual	2007 Pro Forma
Net (loss) income applicable to common shareholders	$(3,984)	$81,814	$89,921
Basic EPS	(0.05)	0.95	1.05
Diluted EPS	(0.05)	0.95	1.05

Widmann, Siff & Co., Inc.

On August 1, 2007, Susquehanna acquired Widmann, Siff & Co. Inc., an investment advisory firm in Radnor, Pennsylvania. Widman, Siff had more that $300,000 in assets under management, including accounts serving individuals, pension and profit-sharing plans, corporations, and family trusts. The acquisition was

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna's consolidated financial statements. The acquisition of Widmann, Siff was considered immaterial.

3. Short-term Investments

The book values of short-term investments and weighted-average interest rates on December 31, 2009 and 2008, were as follows:

	2009		2008
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$59,167	0.27%	$53,149	1.59%
Money market funds	25,954	0.23	64,214	0.50
Commercial paper purchased	2,999	0.30	1,997	0.20

Total	$88,120		$119,360

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2009 and December 31, 2008, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Available-for-Sale:
U.S. Government agencies	$366,065	$5,142	$188	$371,019
Obligations of states and political subdivisions	343,254	12,043	1,878	353,419
Agency residential mortgage-backed securities	661,755	19,813	1,386	680,182
Non-agency residential mortgage-backed securities	168,476	18	33,029	135,465
Commercial mortgage-backed securities	162,835	2,625	435	165,025
Synthetic collateralized debt obligations	1,301	30	—	1,331
Other structured financial products	26,294	—	10,975	15,319
Equity securities of the Federal Home Loan Bank	74,342	—	—	74,342
Equity securities of the Federal Reserve Bank	45,725	—	—	45,725
Other equity securities	26,597	302	2,380	24,519

	1,876,644	39,973	50,271	1,866,346

Held-to-Maturity:
Other	4,550	—	—	4,550
State and municipal	4,371	—	—	4,371

	8,921	—	—	8,921

Total investment securities	$1,885,565	$39,973	$50,271	$1,875,267

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008
Available-for-Sale:
U.S. Government agencies	$427,905	$16,117	$—	$444,022
Obligations of states and political subdivisions	316,829	1,787	10,070	308,546
Mortgage-backed securities	1,047,787	20,973	102,907	965,853
Other debt obligations	28,784	—	22,420	6,364
Equity securities	147,681	306	2,026	145,961

	1,968,986	39,183	137,423	1,870,746

Held-to-Maturity:
Other	4,550	—	—	4,550
State and municipal	4,595	—	—	4,595

	9,145	—	—	9,145

Total investment securities	$1,978,131	$39,183	$137,423	$1,879,891

At December 31, 2009 and December 31, 2008, investment securities with carrying values of $1,344,858 and $1,318,894, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, and residential and commercial mortgage-backed securities, at December 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$72,947	$74,089
After one year but within five years	267,287	272,927
After five years but within ten years	222,023	224,584
After ten years	1,167,723	1,150,160

	1,729,980	1,721,760

Securities held to maturity:
Within one year	$—	$—
After one year but within five years	—	—
After five years but within ten years	—	—
After ten years	8,921	8,921

	8,921	8,921

Total debt securities	$1,738,901	$1,730,681

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Year Ended December 31,
	2009		2008		2007
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$12,055	$—	$240	$—	$218	$—
Gross losses	(253)	—	(4)	—	(12,075)	—
Other-than-temporary impairment	(1,149)	—	(17,550)	—	—	—

Net gains (losses)	$10,653	$—	$(17,314)	$—	$(11,857)	$—

The following table presents Susquehanna's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2009 and December 31, 2008.

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$14,813	$188	$—	$—	$14,813	$188
Obligations of states and political subdivisions	45,348	554	31,637	1,324	76,985	1,878
Agency residential mortgage-backed securities	157,762	1,386	—	—	157,762	1,386
Non-agency residential mortgage-backed securities	89	7	130,579	33,022	130,668	33,029
Commercial mortgage-backed securities	—	—	43,498	435	43,498	435
Other structured financial products	—	—	15,319	10,975	15,319	10,975
Other equity securities	24	29	2,727	2,351	2,751	2,380

	$218,036	$2,164	$223,760	$48,107	$441,796	$50,271

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$218,184	$9,842	$1,586	$228	$219,770	$10,070
Mortgage-backed securities	316,874	102,907	—	—	316,874	102,907
Other debt obligations	2,396	1,812	3,968	20,608	6,364	22,420
Other equity securities	1,111	443	19,462	1,583	20,573	2,026

	$538,565	$115,004	$25,016	$22,419	$563,581	$137,423

Non-agency residential mortgage-backed securities. (17 of the 18 securities are in a loss position). None of Susquehanna's non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

5. Loans and Leases

Loans and leases, net of unearned income of $182,340 and $189,252 at December 31, 2009 and December 31, 2008, respectively, and net of deferred origination costs of $8,780 and $8,728 at December 31, 2009 and 2008, respectively, were as follows:

	2009	2008
Commercial, financial and agricultural	$2,050,110	$2,063,942
Real estate - construction	1,114,709	1,313,647
Real estate secured - residential	2,369,380	2,298,709
Real estate secured - commercial	3,060,331	2,875,502
Consumer	482,266	419,371
Leases	750,483	682,702

Total loans and leases	$9,827,279	$9,653,873

Non accrual loans and leases	$219,554	$105,313
Loans and leases contractually past due 90 days and still accruing	14,820	22,316
Troubled debt restructurings	58,244	2,566
Home equity loans held for sale (included in “Real estate secured - residential,” above)	403,574	215,690

Included in loans and leases are the aggregate balances of all overdrawn deposit accounts. These “loans” are evaluated under management's current model for collectibility. At December 31, 2009 and 2008, the aggregate balances of overdrawn deposit accounts reclassified as loans were $3,671 and $3,415, respectively.

Net investment in direct financing leases was as follows:

	2009	2008
Minimum lease payments receivable	$492,664	$443,703
Estimated residual value of leases	335,003	318,850
Unearned income under lease contracts	(77,184)	(79,851)

Total leases	$750,483	$682,702

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Substantially all of Susquehanna's loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry, or related industries, that exceeds 10% of total loans.

Impaired Loans

Management performs quarterly reviews of Susquehanna's commercial loans greater than $500 to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the net realizable value of the collateral.

An analysis of impaired loans at December 31, 2009, 2008, and 2007, follows:

	2009	2008	2007
Impaired loans without a related reserve	$118,887	$21,388	$27,716
Impaired loans with a reserve	130,460	62,092	13,033

Total impaired loans	$249,347	$83,480	$40,749

Reserve for impaired loans	$35,030	$14,454	$4,146
Average balance of impaired loans	211,461	66,409	20,921
Interest income on impaired loans (cash basis)	6,343	467	66
Interest income that would have been recorded under original terms	36,467	5,462	1,811

6. Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses were as follows:

	2009	2008	2007
Balance - January 1,	$113,749	$88,569	$62,643
Additions through acquisition	—	—	19,119 (1)
Provision charged to operating expense	188,000	63,831	21,844
Charge-offs	(143,341)	(45,230)	(19,185)
Recoveries	13,960	6,579	4,148

Net charge-offs	(129,381)	(38,651)	(15,037)

Balance - December 31,	$172,368	$113,749	$88,569

(1)	As part of the Community acquisition, Susquehanna recorded a $19,119 addition to the allowance for loan and lease losses. In addition, Susquehanna evaluated Community's loan portfolio at the time of acquisition and identified loans for which there was evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected. The contractually required payments receivable related to these loans totaled $16,350, and cash flows expected to be collected at acquisition totaled $8,985. Prepayments were not considered in the determination of cash flows expected to be collected. Susquehanna considers the current amount of these loans to be immaterial and therefore has not presented the disclosures otherwise required by the accounting guidance.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

7. Premises and Equipment

Property, buildings, and equipment at December 31, were as follows:

	2009	2008
Land	$29,586	$30,709
Buildings	120,187	120,260
Furniture and equipment	99,948	100,253
Leasehold improvements	32,092	30,876
Land improvements	3,415	3,335

	285,228	285,433
Less: accumulated depreciation and amortization	119,699	112,164

	$165,529	$173,269

Depreciation and amortization expense charged to operations totaled $14,923 in 2009, $15,874 in 2008, and $11,541 in 2007.

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2022. Renewal options generally are available for periods up to 10 years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2009, were as follows:

Operating Leases
2010	$12,876
2011	11,881
2012	10,997
2013	10,349
2014	9,434
Subsequent years	61,402

$116,939

Rent expense charged to operations totaled $13,621 in 2009, $12,139 in 2008, and $8,944 in 2007.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

8. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of amortizing identifiable intangible assets as of December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$59,199	$(26,430)	$59,199	$(18,399)
Customer lists	15,900	(5,205)	15,900	(2,874)
Favorable lease adjustments	393	(344)	393	(342)
Non-compete agreements	400	(400)	400	(233)

Total	$75,892	$(32,379)	$75,892	$(21,848)

In 2008, as a result of the Stratton acquisition, $7,330 was recognized as a customer list intangible that is being amortized over 10 years.

The following is the activity in the goodwill account during the periods presented:

Goodwill at January 1, 2008	$945,081
Goodwill acquired through the Stratton acquisition	63,088
Adjustments to goodwill acquired through the Community acquisition	9,382

Goodwill at December 31, 2008	1,017,551
Miscellaneous adjustments	480

Goodwill at December 31, 2009	$1,018,031

Susquehanna tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgement and analysis, involves discounted cash flows and market-price mutiples of non-distressed financial institutions.

Susquehanna performed its annual goodwill impairment test in the second quarter of 2009 and determined that the fair value of each of its reporting units exceeds its book value, and there was no goodwill impairment. However, given continuing difficulties in the economy and overall market conditions since that time and the fact that Susquehanna’s market capitalization has been below the book value of its equity, Susquehanna has performed interim goodwill impairment tests.

Goodwill assigned to the bank reporting unit at December 31, 2009 and 2008 was $915,421 and $914,976, respectively. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna uses three key ratios to measure goodwill for the bank reporting unit for impairment: price to earnings, price to book, and price to tangible book. These metrics were weighted evenly in the goodwill impairment calculation at December 31, 2008. However, beginning in 2009, the investment community valued financial institutions predominantly on the price to tangible book ratio with little consideration given to the price to earnings ratio due to the stress in the current economic environment.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Accordingly, at December 31, 2009, Susquehanna’s goodwill impairment calculation increased the weighting of price to tangible book and decreased the weighting of price to earnings while maintaining the weighting for price to book ratio. The following table shows the ratios used for 2009 and 2008:

Ratio	2009	2008
Price to book	1.42X	1.36X
Price to tangible book	1.62X	1.43X
Price to earnings	25X	22X

Fair value of the bank reporting unit exceeded carrying value by 3.1% and 15.5% at December 31, 2009 and 2008, respectively.

Goodwill assigned to the wealth management reporting unit at December 31 2009 and 2008 was $82,746 and $82,711, respectively. Fair value of the wealth management reporting unit was determined utilizing the market multiples approach and the income approach. The income approach measures the value of the reporting unit based on a discount rate to present value the reporting unit’s future economic benefit over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses. For both 2009 and 2008, the investment community values wealth management institutions predominantly on the income approach. The following table shows the factors used in the income approach for 2009 and 2008:

Factors	2009	2008
Discount rate	17.5%	15%
Weighted increase in revenues	6%	6%
Weighted increase in expenses	5%	5%

Fair value of the wealth management reporting unit exceeded carrying value by 41.8% and 27.0% at December 31, 2009 and 2008, respectively.

The following table sets forth the actual and estimated pre-tax amortization expense for amortizing intangible assets.

Aggregate Amortization Expense for the Year Ended December 31:
2009	$10,531
Estimated Amortization Expense for the Year Ended December 31:
2010	$9,310
2011	8,403
2012	7,152
2013	6,245
2014	5,339

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

9. Deposits

Deposits at December 31 were as follows:

	2009	2008
Noninterest-bearing:
Demand	$1,261,208	$1,201,416
Interest-bearing:
Interest-bearing demand	3,262,812	2,528,475
Savings	743,687	695,275
Time	2,540,805	3,045,653
Time of $100 or more	1,165,851	1,595,674

Total deposits	$8,974,363	$9,066,493

10. Borrowings

Short-Term Borrowings

Short-term borrowings and weighted-average interest rates, at December 31, were as follows:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$333,803	0.68%	$375,317	0.88%	$387,158	2.79%
Federal funds purchased	200,000	0.19	480,000	0.30	178,000	3.74
Treasury tax and loan notes	6,900	—	4,902	—	3,254	4.00
Federal Reserve term auction facility	500,000	0.25	50,000	0.28	—	—

	$1,040,703		$910,219		$568,412

Securities sold under agreements to repurchase are classified as secured short-term borrowings. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

Federal Home Loan Bank Borrowings

December 31,	2009	2008
Due 2009, 1.942% to 5.50%	$—	$139,996
Due 2010, 0.25% to 6.06%	220,245	121,544
Due 2011, 1.00% to 4.98%	115,285	115,377
Due 2012, 3.25% to 4.60%	221,055	221,048
Due 2013 through 2014, 3.50% to 6.51%	232,178	233,185
Due 2015, 3.75% to 5.22%	148,613	149,078
Due 2016 through 2026, 4.14% to 5.65%	86,441	89,556

	$1,023,817	$1,069,784

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Susquehanna Bank is a member of the Federal Home Loan Bank of Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the bank's stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower.

Under this program, Susquehanna's banking subsidiary had line-of-credit availability of $2,483,962 and $2,772,422 at December 31, 2009 and 2008, respectively. Excluding purchase-accounting adjustments, $1,025,486 and $1,068,472 was outstanding at December 31, 2009 and 2008, respectively. At December 31, 2009, Susquehanna Bank could have borrowed an additional $898,869 based on qualifying collateral, and $559,607 more could have been borrowed provided that additional collateral would have been pledged. Such additional borrowings would have required the bank to increase its investment in FHLB stock by approximately $18,632.

In addition, at December 31, 2009, Susquehanna Bank had aggregate availability under federals funds lines totaling $857,000 and collateralized availability at the Federal Reserve's Discount Window and Term Auction Facility of $331,784.

Long-Term Debt and Junior Subordinated Debentures(1)

	2009			2008
	Amount	Rate		Amount	Rate
Subordinated notes due 2012	$75,000	6.05%		$75,000	6.05%
Subordinated notes due 2014	75,000	2.10		75,000	4.75
Subordinated note due 2018	25,000	4.75	(6)	25,000	5.93	(6)
Other	1,050	n/m	(7)	1,284	n/m	(7)
Junior subordinated notes due 2027	16,680	10.18	(2)	16,760	9.80	(2)
Junior subordinated notes due 2032	5,823	6.13	(2)	5,842	7.10	(2)
Junior subordinated notes due 2036(3)	51,547	6.39		51,547	6.39
Junior subordinated notes due 2057(4)	125,000	9.38		125,000	9.38
Junior subordinated notes due 2033(5)	15,464	4.24		15,464	7.08	(2)
Junior subordinated notes due 2033(5)	15,464	3.77		15,464	6.90	(2)
Junior subordinated notes due 2036(5)	10,084	7.90	(2)	9,909	7.99	(2)
Junior subordinated notes due 2036(5)	9,265	7.17	(2)	9,116	7.84	(2)
Junior subordinated notes due 2037(5)	19,904	7.74	(2)	19,603	7.95	(2)
Junior subordinated notes due 2033(5)	3,093	4.17		3,093	6.95	(2)

	$448,374			$448,082

(1)	The notes, except "Other," require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of purchase accounting adjustments.
(3)

On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna's option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

the Trust to purchase Susquehanna's fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes were used to finance the acquisition of Minotola National Bank.
(4)	On December 12, 2007, Susquehanna issued $125,000 of retail hybrid trust preferred notes through a newly formed Delaware statutory trust, Susquehanna Capital I. The only assets of the issuer are Capital Efficient Notes (“CENts”) issued by Susquehanna. The notes mature in December 2057, are redeemable at Susquehanna's option beginning after five years, and bear interest initially at a rate of 9.375% per annum through the interest payment date in December 2037 and, after the interest payment date in December 2037, at a rate per annum equal to the three-month LIBOR plus 5.455%. The proceeds from the sale of the CENts were used to replenish cash reserves used to pay for the cash portion of the Community Banks acquisition and for general corporate purposes.
(5)	As a result of the Community acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to five statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes are presented in this table at their fair values.
(6)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at ninety-day LIBOR plus 4.5% and matures on December 31, 2018.
(7)	Not meaningful.

11. Income Taxes

The components of the provision for income taxes are as follows:

	2009	2008	2007
Current:
Federal	$24,816	$23,636	$24,130
State	(524)	3,460	3,196

Total current	24,292	27,096	27,326

Deferred:
Federal	(34,901)	1,632	1,133
State	(23)	(1,755)	211

Total deferred	(34,924)	(123)	1,344

Total income tax expense (benefit)	$(10,632)	$26,973	$28,670

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2009(1)		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$715	35.00%	$38,352	35.00%	$34,217	35.00%
Tax-advantaged income	(10,133)	(496.14)	(10,336)	(9.43)	(6,313)	(6.42)
Other, net	(1,214)	(59.42)	(1,043)	(0.96)	767	0.75

Total	$(10,632)	(520.56)%	$26,973	24.61%	$28,671	29.33%

(1)	The differences from the statutory rates expressed as percentages vary significantly from prior years due to the amount of pre-tax book income in 2009 relative to other years.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

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

The components of the net deferred tax asset (liability) as of December 31 were as follows:

	2009	2008
Deferred tax assets:
Reserve for loan losses	$68,475	$52,443
Deferred directors fees	131	158
Deferred compensation	6,514	6,378
Nonaccrual loan interest	4,675	3,008
State net operating losses	18,165	18,186
State alternative minimum tax credit carryover	300	884
Post-retirement benefits	4,409	3,986
Unrealized gains and losses	(2,461)	32,325
Underfunded status of defined benefit pension or other postretirement benefit plans	13,067	13,611
Other assets	2,296	1,598

Total deferred tax assets	115,571	132,577

Deferred tax liabilities:
Prepaid pension expense	(14,570)	(9,565)
Amortization of market value purchase adjustments	(13,080)	(10,720)
Deferred loan costs	(3,874)	(4,201)
Premises and equipment	(8,428)	(9,996)
Lease transaction adjustments, net	(157,406)	(180,265)
Deferred gain on sale of loans	(736)	(1,409)
Other liabilities	(4,278)	(3,545)

Total deferred tax liabilities	(202,372)	(219,701)

Net deferred liability before valuation allowance	(86,801)	(87,124)
Valuation allowance	(1,180)	(571)

Net deferred tax liabilities	$(87,981)	$(87,695)

As of December 31, 2009, Susquehanna has state net operating losses remaining of $307,293, which begin to expire in 2012. The valuation allowance relates to state net operating loss carryforwards and state tax credits for which realizability is uncertain. In assessing the realizability of the state net operating losses, management considers the scheduled reversal of deferred tax liabilitites, projected future income, and tax planning strategies.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,321
Increase based on tax positions related to the current year	915
Increase for tax positions of prior years	204
Decrease for tax positions of prior years	(182)
Decrease related to settlements with taxing authorities	(231)
Decrease related to expiration of statute of limitations	(91)

Balance at December 31, 2007	1,936
Increase based on tax positions related to the current year	379
Increase for tax positions of prior years	658
Decrease for tax positions of prior years	(565)
Decrease related to settlements with taxing authorities	—
Decrease related to expiration of statute of limitations	(168)

Balance at December 31, 2008	2,240
Increase based on tax positions related to the current year	295
Increase for tax positions of prior years	—
Decrease for tax positions of prior years	(34)
Decrease related to settlements with taxing authorities	—
Decrease related to expiration of statute of limitations	(381)

Balance at December 31, 2009	$2,120

Susquehanna had $2,120 of unrecognized tax benefits, of which $2,099, if recognized, would affect the effective tax rate.

Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2009, 2008, and 2007, Susquehanna recognized approximately $129, $86, and $66 in interest and penalties and had accrued approximately $387, $257, and $154 for the payment of interest and penalties, respectively.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities before 2005. As of December 31, 2009, there are no federal or state examinations of Susquehanna's tax returns in progress.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

12. Accumulated Other Comprehensive Loss

	Unrealized Gains (Losses) on Securities	Unrealized Gains on Recorded Interests in Securitized Assets	Unrealized Gains (Losses) on Cash Flow Hedges	Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$5,426	$1,904	$(2,137)	$(9,151)	$(3,958)
Period change	(69,250)	2,502	1,524	(16,128)	(81,352)

Balance at December 31, 2008	(63,824)	4,406	(613)	(25,279)	(85,310)
Period change	57,162	2,515	4,925	1,011	65,613

Balance at December 31, 2009	$(6,662)	$6,921	$4,312	$(24,268)	$(19,697)

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

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based upon management's credit evaluation of the borrower.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2009 and 2008, were as follows:

	2009	2008
Standby letters of credit	$296,790	$442,725
Real estate commitments	518,444	699,435
Unused portion of home equity lines	644,343	581,900
Commercial commitments	830,774	823,875
Credit card lines	—	3,975

14. Contingent Liabilities

There are no material proceedings to which Susquehanna or any of its subsidiaries are a party or by which, to Susquehanna's knowledge, it, or any of its subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or its subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved and are not material in respect to the amount in controversy.

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

The following table illustrates these capital ratios for Susquehanna's banking subsidiary and Susquehanna on a consolidated basis. Susquehanna and its banking subsidiary each have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

At December 31, 2009	Tier I Capital Ratio(1)	Total Capital Ratio(2)	Leverage Ratio(3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Minimum to be Considered Well Capitalized	6.00	10.00	5.00
Susquehanna Bank	8.97	10.45	7.92
Susquehanna Bancshares (consolidated)	11.17	13.48	9.73

At December 31, 2008	Tier I Capital Ratio(1)	Total Capital Ratio(2)	Leverage Ratio(3)
Minimum Required Ratio	4.00%	8.00%	4.00%
Susquehanna Bank	8.94	10.20	7.93
Susquehanna Bancshares (consolidated)	11.17	13.52	9.92

(1)	Tier I capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

(2)	Total capital divided by year-end risk-adjusted assets.
(3)	Tier I capital divided by average total assets less disallowed intangible assets.

16. Share-based Compensation

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may have granted options to its employees and directors for up to 2,463 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of Susquehanna's stock on the date of grant, and an option's maximum term was ten years. Options were granted upon approval of the Board of Directors and typically vested one-third at the end of years three, four and five. The option prices ranged from a low of $13.00 to a high of $25.47. This Compensation Plan expired in 2006.

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan, as amended, (“the 2005 Plan”) and approved an amendment and restatement of the plan in May 2009. Subject to adjustments in certain circumstances, the 2005 Plan authorizes up to 3,500 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock options, restricted stock grants, Restricted Stock Unit grants, and dividend equivalents on Restricted Stock Units. The exercise price of any stock option granted under the 2005 Plan is the fair market value of such stock on the date that option is granted, and the exercise period may not exceed ten years. Options typically vest one-third at the end of years three, four and five.

In November 2007, as part of the Community acquisition, Susquehanna assumed all Community option plans. Susquehanna will not grant any new options or awards under the Community option plans. All Community options became fully vested immediately prior to the effective date of the merger. At December 31, 2009, there were 21 unexercised options under the Community plans with exercise prices ranging from $16.57 to $19.56.

For the twelve months ended December 31, 2009, 2008, and 2007, share-based compensation expense totaling $921, $1,873, and $1,439, respectively, was included in salaries and employee benefits expense in the Consolidated Statements of Income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model. Expected volatilities are based on the historical volatility of Susquehanna stock, based on the monthly high stock price over the past ten years. The expected term of options granted is based upon historical exercise behavior of all employees and directors. The risk-free rate is based on zero coupon treasury rates in effect on the grant-date of the options. The following table presents the assumptions used to estimate the fair value of options granted in 2009, 2008, and 2007.

	2009	2008	2007
Volatility	24.74%	19.70%	20.59%
Expected dividend yield	6.50%	4.50%	4.00%
Expected term (in years)	7.0	7.0	6.5
Risk-free rate	2.46%	3.33%	4.44%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

A summary of option activity under the Plans as of December 31, 2009, and changes during the year then ended is presented below:

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,360	$22.37
Granted	249	8.77
Forfeited	(125)	18.08
Exercised	—	—

Outstanding at December 31, 2009	2,484	$21.23	6.1 years	$—

Exercisable at December 31, 2009	983	$21.79	3.4 years	$—

The weighted-average grant-date fair value of options granted during the years 2009, 2008, and 2007 was $0.8975, $2.78, and $4.08, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $0 (there were no options exercised in 2009), $491, and $450, respectively.

A summary of the status of Susquehanna's nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2009	1,371	$3.50
Granted	249	0.90
Vested	(89)	3.98
Forfeited	(30)	2.18

Nonvested at December 31, 2009	1,501	3.63

As of December 31, 2009, there was $2,115 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2014.

Cash received, net of withholding taxes paid on behalf of optionees electing cashless exercises, from option exercises under share-based-payment arrangements for the years ended December 31, 2009, 2008, and 2007, was $0, $1,274, and $1,026, respectively.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

17. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory defined benefit pension plan. The plan provides defined benefits based on years of service and final average salary. Effective June 30, 2009, certain benefits under the plan were frozen, as follows:

1.	Employees who were hired before January 1, 2009 and who were age fifty or over or who had at least fifteen years of vesting service as of December 31, 2009, continued to participate in the plan after June 30, 2009 with no changes to the features of the plan.

2.	Employees who were hired before January 1, 2009 and who were not age fifty and who did not have fifteen years of vesting service were frozen from accruing future pay-based credits to their accounts within the plan after June 30, 2009. These employees will continue to receive interest each year at a guaranteed minimum rate of 5.0%. Employees in this group will also receive an automatic non-discretionary contribution to the Susquehanna 401(k) plan equal to 2.0% of eligible compensation.

3.	Employees who were hired on or after January 1, 2009 will not be eligible to participate in the plan. However, eligible employees will receive an automatic 401(k) plan contribution equal to 2.0% of eligible compensation. The automatic contribution to the 401(k) plan will start once these employees meet the eligibility requirements of the plan individually.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan. In addition, Susquehanna offers life insurance and certain medical benefits to its retirees.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

A summary of the obligations and funded status of the plans at December 31, is as follows:

Obligations and Funded Status

At December 31	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$101,306	$81,893	$4,428	$3,999	$11,591	$7,531
Service cost	5,339	5,905	121	111	661	490
Interest cost	5,773	5,329	265	243	715	632
Plan participants' contributions	—	—	—	—	393	392
Change in plan provisions	—	—	—	—	—	—
Actuarial (gain) loss	4,591	3,759	382	191	433	603
Acquisition	—	8,219	—	—	—	2,599
Curtailment	(1,470)	—	—	—	—	—
Benefits paid	(4,005)	(3,799)	(120)	(116)	(678)	(656)

Benefit obligation at end of year	$111,534	$101,306	$5,076	$4,428	$13,115	$11,591

Change in Plan Assets
Fair value of plan assets at beginning of year	$90,960	$84,907	$—	$—	$—	$—
Actual return on plan assets	9,891	(12,344)	—	—	—	—
Acquisition	-	7,238	—	—	—	—
Employer contributions	20,000	15,000	120 *	116 *	285 *	264 *
Expenses	(63)	(42)	—	—	—	—
Plan participants' contributions	—	—	—	—	393	392
Benefits paid	(4,005)	(3,799)	(120)	(116)	(678)	(656)

Fair value of plan assets at end of year	$116,783	$90,960	$—	$—	$—	$—

Funded status at end of year	$5,249	$(10,346)	$(5,076)	$(4,428)	$(13,115)	$(11,591)

*	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Assets	$5,249	$—	$—	$—	$—	$—
Liabilities	—	(10,346)	(5,076)	(4,428)	(13,115)	(11,591)

Net asset/(liability) recognized	$5,249	$(10,346)	$(5,076)	$(4,428)	$(13,115)	$(11,591)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of:

	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Net loss (gain)	$22,313	$23,486	$807	$619	$297	$(14)
Transition obligation	—	—	—	—	226	299
Prior service cost	111	208	272	349	241	301

	$22,424	$23,694	$1,079	$968	$764	$586

The accumulated benefit obligation for the defined benefit pension plan was $106,450 and $95,476 at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the SERP was $4,481 and $3,839 at December 31, 2009, and 2008, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
Net Periodic Benefit Cost	2009	2008	2009	2008	2009	2008
Service cost	$5,339	$5,905	$121	$111	$661	$490
Interest cost	5,773	5,329	265	243	715	632
Expected return on plan assets	(7,582)	(7,693)	—	—	—	—
Amortization of prior service cost	25	42	118	124	93	113
Amortization of transition obligation (asset)	—	—	—	—	112	113
Amortization of net actuarial (gain) or loss	2,680	347	94	63	—	—
Curtailment	124	—	—	—	—	—

Net periodic postretirement benefit cost	$6,359	$3,930	$598	$541	$1,581	$1,348

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Net loss (gain) for the period	$2,346	$24,818	$382	$191	$434	$558
Amortization of net (loss) gain	(2,680)	(346)	(93)	(63)	—	—
Curtailment gain	(1,470)	—	—	—	—	—
Prior service cost	—	—	—	—	—	—
Amortization of prior service cost	(26)	(42)	(119)	(124)	(92)	(113)
Recognition of prior service cost	(124)	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	(113)	(113)

Total recognized in other comprehensive income	$(1,954)	$24,430	$170	$4	$229	$332

Total recognized in net periodic cost and other comprehensive income	$4,405	$28,360	$768	$545	$1,810	$1,681

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Postretirement Benefits
Expected amortization of net loss	$2,267	$93	$—
Expected amortization of prior service cost	25	118	65
Expected amortization of transition obligation	—	—	113

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans' benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	5.75%	5.75%	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	3.25%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for next year					8.00%	9.00%
Ultimate rate					5.00%	5.00%
Year that ultimate rate is reached					2013	2013

The weighted average assumptions used in the actuarial computation of the plans' net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	5.75%	6.00%	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.25%	3.00%	3.25%	3.00%	3.25%
Assumed health care trend rates:
Health care cost trend rate assumed for current year					9.00%	10.00%
Ultimate rate					5.00%	5.00%
Year that ultimate rate is reached					2013	2013

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$44	$(38)
	3.20%	-2.77%
Effect on benefit obligation as of December 31, 2009	$509	$(445)
	3.88%	-3.39%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan's target asset allocation. The expected return on equities was computed using a valuation methodology, which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan's assets, the return on the equity investments of the plan historically has exceeded general market returns. Management estimated the rate by which the plan's assets would perform to the market in the future looking at historical performance and adjusting for changes in the asset allocations.

For the plan year ending December 31, 2010, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $124, and $682, respectively; and, for the same year, expected employee contributions are $0, $0, and $393, respectively. The 2010 plan assumptions used to determine net periodic cost will be a discount rate of 5.75% and an expected long-term return on plan assets of 8.5%. The assumed discount rate was determined by matching Susquehanna's projected pension payments to high quality Double-A bonds of similar duration. The payment projections used a seventy-five year payout projection.

The investment objective of the pension plan is to maximize total return, while limiting the volatility in funded status, by emphasizing growth at a reasonable price and owning fixed income assets that correlate to the calculation of liabilities under the Pension Protection Act of 2006.

The plan's equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan has no holdings of Susquehanna common stock.

The pension plan's debt securities portfolio consists of bonds rated A or higher at the time of purchase. The current portfolio consists primarily of investment-grade bonds with a duration exceeding eleven years with additional holdings of U.S. Treasuries and agency securities, high quality corporates, and money market investments. A credit analysis is conducted to ensure that the appropriate liquidity, industry diversification, safety, maximum yield, and minimum risk are achieved. Duration in excess of eleven years is sought for correlation with the determination of plan liabilities. While there is a concentration of assets in long-duration bonds, risk is mitigated by the high quality of the bonds and their correlation to the valuation of plan liabilities.

The target and actual allocations expressed as a percentage of the defined benefit pension plan's assets are presented as follows:

For the year ended	Target 2010	2009	2008
Equity securities	20-40%	28%	43%
Debt securities	60-80%	65%	41%
Temporary cash investments	0-10%	7%	16%

Total		100%	100%

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Estimated aggregate future benefit payments for pension, the SERP, and other benefits, which reflect expected future services, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2010	$3,858	$124	$682
2011	4,130	137	733
2012	4,667	136	753
2013	5,019	199	805
2014	5,216	451	856
Year 2015-2019	23,948	2,280	4,673

Fair Value Measurements

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

The following is a description of the valuation methodologies used for assets measured at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Susquehanna believes that the valuation methods used to determine the fair value of its pension plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Temporary Cash Investments

For these short-tem investments, the carrying values is a reasonable estimate of fair value.

Registered Investment Companies

The fair value of these investments are determined by reference to the funds' underlying assets which are principally marketable equity securities and fixed income securities. Units held in registered investment companies are valued at the unit value, as reported by the fund manager.

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

similar securities and observable yield curves and spreads. Securities in Level 2 include U.S. Government agencies, municipal bonds, foreign bonds, and corporate bonds and notes. The plan has no securities classified in Level 3 of the valuation hierarchy.

Dividends and Interest Receivable

Dividends and interest receivable are classified, by default, in Level 3 of the valuation hierarchy.

The following table summarizes the fair value of the Plan's investments at December 31, 2009.

		Fair Value Measurements at Reporting Date
Description	12/31/2009	Level 1	Level 2	Level 3
Registered investment companies	$54,113	$54,113	$—	$—
U.S. Government agencies	10,187	—	10,187	—
Municipal bonds	605	—	605	—
Corporate bonds and notes	13,382	—	13,382	—
Common stocks	30,845	30,845	—	—
Dividends and interest receivable	306	—	—	306
Temporary cash investments	7,345	7,345	—	—

Total	$116,783	$92,303	$24,174	$306

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. In addition, in conjunction with the changes to Susquehanna's pension plan previously discussed, certain employees will receive non-discretionary contributions to their 401(k) accounts.

Contributions to the savings plan, which are included in salaries and benefits expense, totaled $4,656 in 2009, $3,517 in 2008, and $2,749 in 2007.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

18. Earnings per Common Share (EPS)

The following table sets forth the calculation of basic and diluted earnings per common share:

	For the Year Ended December 31,
	2009			2008			2007
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
(Loss) income applicable to common shareholders	$(3,984)	86,257	$(0.05)	$81,814	85,987	$0.95	$69,093	56,297	$1.23
Effect of Diluted Securities:
Stock options and warrants outstanding		—	—		50	—		69	—

Diluted Earnings per Share:
(Loss) income applicable to common shareholders and assuming conversion	$(3,984)	86,257	$(0.05)	$81,814	86,037	$0.95	$69,093	56,366	$1.23

For the years ended December 31, 2009, 2008, and 2007, options to purchase 2,484, 2,229 and 1,631 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive. For the years ended December 31, 2009 and 2008, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants' common stock equivalents were antidilutive.

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

The activity of loans to such persons whose balances exceeded $120 follows:

	2009	2008	2007
Balance - January 1	$33,202	$19,643	$17,831
Additions	68,166	50,483	11,655
Deductions:
Amounts collected	(39,962)	(31,846)	(10,189)
Other changes	(9,656)	(5,078)	346

Balance - December 31	$51,750	$33,202	$19,643

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

20. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2009, $7,716 was available for dividend distribution to Susquehanna in 2010, from its banking subsidiary.

Included in cash and due from banks are balances required to be maintained by Susquehanna Bank on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $10,034 at December 31, 2009, and $11,210 at December 31, 2008.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank's capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2009, there were no loans from the bank to any nonbank affiliate, including the parent company.

Valley Forge Asset Management Corp. is required to maintain minimum net worth capital, and is governed by the Financial Industry Regulatory Authority and the Securities and Exchange Commission. As of December 31, 2009, this subsidiary met its minimum regulatory capital requirement.

21. Securitization Activity

Since 2001, Susquehanna has sold the beneficial interests in automobile leases in securitization transactions. Beginning in 2005, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans. All of these transactions were accounted for as sales under U.S. GAAP. Susquehanna retained servicing responsibilities and subordinated interests. Susquehanna receives annual servicing fees and rights to future cash flows remaining after the investors have received the return for which they contracted. Susquehanna enters into securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the securitization trusts have no recourse to Susquehanna's other assets, except retained interests, for failure of debtors to pay when due. Susquehanna's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest-rate risks on the transferred assets.

Automobile Leases

2007 Transaction

In the fourth quarter of 2009, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $25,852 in lease receivables.

2006 Transaction

In the third quarter of 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $31,773 in lease receivables.

2005 Transaction

In the first quarter of 2008, Susquehanna, as servicer, issued a clean-up call for this securitization and acquired $32,140 in lease receivables.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

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

Years Ended December 31, 2009, 2008, and 2007

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

	As of December 31				For the Year Ended December 31
	Principal Balance		Loans and Leases Past Due 30 Days or More		Net Credit Losses (Recoveries)
	2009	2008	2009	2008	2009	2008
Loans and leases held in portfolio	$9,827,279	$9,653,873	$333,243	$261,504	$129,381	$38,650
Leases securitized	—	123,608	—	185	107	196
Home equity loans securitized	248,554	286,577	4,710	5,637	133	196
Leases serviced for others	13,551	31,645	473	1,060	(22)	(30)

Total loans and leases serviced	$10,089,384	$10,095,703	$338,426	$268,386	$129,599	$39,012

Certain cash flows received from the structured entities associated with the securitizations described above are as follows:

Automobile Leases	Year Ended December 31
	2009	2008	2007
Proceeds from securitizations	$—	$—	$252,493
Amounts derecognized	—	—	300,414
Servicing fees received (included in Vehicle origination, servicing, and securitization fees)	701	2,835	6,984
Other cash flows received from retained interests	12,020	24,518	29,756

Home Equity Loans	Year Ended December 31
	2009	2008	2007
Additional draws conveyed to the trusts	$46,027	$53,752	$59,688
Servicing fees received (included in Noninterest Income, Other)	1,131	1,268	1,631
Other cash flows received from retained interests	8,214	8,217	7,959

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

There were no proceeds from securitizations nor amounts derecognized for the years ended December 31, 2009, 2008, and 2007 relating to home equity loans.

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

The following table sets forth a summary of the fair values of the interest-only strips, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2009 fair values to immediate 10% and 20% adverse changes in those assumptions. The sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest in calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in low prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Susquehanna's analysis of the information presented below indicates that any adverse change of 20% in the key economic assumptions would not have a significant effect on the fair value of the Company's interest-only strips.

As of December 31, 2009

Home Equity Loans	Fair Value	Weighted- average Life (in months)	Constant Prepayment Rate	Expected Cumulative Credit Losses	Annual Discount Rate(1)

2006 transaction - Interest-Only Strips
Fixed-rate portion	$7,493	42	15.00	0.15%	6.98%
Decline in fair value of 10% adverse change			$315	$42	$152
Decline in fair value of 20% adverse change			610	84	294
Variable-rate portion	$3,719	32	30.00	0.15%	6.58%
Decline in fair value of 10% adverse change			$247	$20	$68
Decline in fair value of 20% adverse change			463	41	133
2005 transaction - Interest-Only Strips	$6,628	32	30.00	0.15%	6.56%
Decline in fair value of 10% adverse change			$391	$30	$145
Decline in fair value of 20% adverse change			739	60	282

(1)	The annual discount rate is based on fair-value estimates of similar instruments.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

22. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Susquehanna is exposed to certain risks arising from both its business operations and economic conditions, and principally manages its exposures through management of its core business activities. Susquehanna manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Susquehanna enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Susquehanna's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to certain variable-rate liabilities. Susquehanna also has derivatives that are a result of a service it provides to certain qualifying customers, and therefore, are not used to manage interest-rate risk in its assets or liabilities. Susquehanna manages a matched book with respect to its derivative instruments offered as a part of this service to it customers in order to minimize its net exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk

Susquehanna's objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of December 31, 2009, Susquehanna had six interest rate swaps with an aggregate notional amount of $550,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings and federal funds borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2009, no ineffectiveness was recognized. In 2008, due to adverse market conditions, a forecasted sale of vehicle leases did not occur, and the associated interest rate swap agreements were terminated. Susquehanna reclassified $2,098 (net of taxes of $1,130) from from accumulated comprehensive loss to earnings and recognized an additional reduction in pre-tax income of $3,363.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During 2010, Susquehanna estimates that $7,580 will be reclassified as an increase to interest expense.

Non-designated Hedges

Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings. Additionally, Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers. Susquehanna executes interest rate derivatives with commercial banking customers to facilitate their respective

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party, such that it minimized its net risk exposure resulting from those transactions. At December 31, 2009, Susquehanna had eighty-six derivative transactions with an aggregate notional amount of $679,311 related to this program. During the years ended December 31, 2009 and 2008, Susquehanna recognized net gains of $80 and $419, respectively, related to changes in fair value of the derivatives in this program.

Credit-risk-related Contingent Features

Susquehanna has agreements with certain of its derivative counterparties that contain the following provisions:

if Susquehanna defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Susquehanna could also be declared in default on its derivative obligations;

if Susquehanna fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions, and Susquehanna would be required to settle its obligations under the agreements;

if Susquehanna fails to maintain a specified minimum leverage ratio, then Susquehanna could be declared in default on it derivative obligations;

if a specified event or condition occurs that materially changes Susquehanna’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument; and

if Susquehanna’s credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred and the non-affected counterparty shall have the right, but not the obligation, to terminate all transactions under the agreement.

At December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments, related to these agreements was $14,309. At December 31, 2009, Susquehanna has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11,060. If Susquehanna had breached any of the above provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

	Fair Values of Derivative Instruments December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,956	Other liabilities	$408
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	13,781	Other liabilities	13,282

Total derivatives		$20,737		$13,690

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

	Fair Values of Derivative Instruments December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts			Other liabilities	$939
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	21,895	Other liabilities	21,473

Total derivatives		$21,895		$22,412

The Effect of Derivative Instruments on the Statement of Income for the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI	Location of Gain or Loss Reclassified from Accumulated OCI into Income	Amount of Gain or Loss Reclassified from Accumulated OCI into Income
Interest rate contracts:	$ 4,925	Interest expense	$791

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ 80

The Effect of Derivative Instruments on the Statement of Income for the Year Ended December 31, 2008

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income		Amount of Loss Recognized in Current Year Income(2)
Interest rate contracts:	$ (507)	Other income	$(2,031	)(1)	$(6,488)
		Interest expense	229

(1)	Net of taxes of $1,094
(2)	Includes amounts reclassified from accumulated other comprehensive income plus deferred taxes

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ 419

23. Fair Value Disclosures

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

At December 31, 2009, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because Susquehanna has made the determination that the impact on its financial statements would be minimal.

The following is a description of Susquehanna's valuation methodologies for assets and liabilities carried at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Susquehanna believes that is valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna's overall process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna's principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, indexed-amortizing notes, and private-issue mortgage-backed securities.

Derivatives

Currently, Susquehanna uses interest rate swaps to manage its interest rate risk and to assist its borrowers in managing their interest-rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Susquehanna incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Susquehanna has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at December 31, 2009 and 2008, on the consolidated balance sheet by level within the valuation hierarchy.

	Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$371,019	$—	$371,019	$—
Obligations of states and political subdivisions	353,419		353,419
Agency residential mortgage-backed securities	680,182		680,182
Non-agency residential mortgage-backed securities	135,465		133,354	2,111
Commercial mortgage-backed securities	165,025		165,025
Synthetic collateralized debt obligations	1,331		—	1,331
Other structured financial products	15,319		1,206	14,113
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	24,519	2,907	17,531	4,081
Derivatives(1)	20,737		20,737
Interest-only strips(1)	17,840		—	17,840

Total	$1,904,923	$2,907	$1,862,540	$39,476

Liabilities
Derivatives(2)	$13,690	$—	$13,690	$—

Total	$13,690	$—	$13,690	$—

(1)	Included in Other assets
(2)	Included in Other liabilities

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,870,746	$3,877	$1,821,554	$45,315
Derivatives(1)	21,895	—	21,895	—
Interest-only strips(1)	17,565	—	—	17,565

Total	$1,910,206	$3,877	$1,843,449	$62,880

Liabilities
Derivatives(2)	$22,412	$—	$22,412	$—

Total	$22,412	$—	$22,412	$—

(1)	Included in Other assets
(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the twelve months ended December 31, 2009 and 2008 for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest- only Strips	Total
Balance at 1/1/2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than- temporary impairment		(1,149)								(1,149)
Included in other comprehensive income (Presented here gross of taxes)	4	1,280	10,145	31					3,868	15,328
Purchases, issuances, and settlements	(1,092)			(707)					(3,593)	(5,392)
Transfers in and/or out of Level 3					(440	)(1)	(31,751	)(1)		(32,191)

Balance at 12/31/2009	$4,081	$1,331	$14,113	$2,111	$—		$—		$17,840	$39,476

(1)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for- sale Securities		Interest-only Strips	Total
Balance at 1/1/2008	$81,285		$21,138	$102,423
Total gains or losses (realized/unrealized) Included in earnings	(17,548	)(1)	—	(17,548)
Reclassified from other comprehensive income (Presented here gross of taxes)	5,175		—	5,175
Included in other comprehensive income (Presented here gross of taxes)	(12,864)		3,849	(9,015)
Purchases, issuances, and settlements	(3,173)		(7,422)	(10,595)
Transfers in and/or out of Level 3	(7,560)		—	(7,560)

Balance at 12/31/2008	$45,315		$17,565	$62,880

(1)	Included in net realized loss on securities

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment. To estimate the impairment of a loan, Susquehanna uses the practical expedient method which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of Susquehanna's impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna's overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna's principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals ued in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table presents the financial instruments carried at fair value at December 31, 2009 and 2008, on the consolidated balance sheet by level within the valuation hierarchy.

		Fair Value Measurements Using
Description	12/31/2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$95,430	$—	$—	$95,430

	$95,430	$—	$—	$95,430

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Specific reserves identified during the twelve months ended December 31, 2009 totaled $20,576. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2009.

		Fair Value Measurements Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$47,638	$—	$—	$47,638

	$47,638	$—	$—	$47,638

Specific reserves identified during the twelve months ended December 31, 2008 totaled $10,308. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2008.

Additional Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and due from banks and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities

Refer to the prior discussion on securities.

Loans and leases

Variable-rate loans, which do not expose Susquehanna to interest-rate risk, have a fair value that equals their carrying value, discounted for estimated future credit credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows. The discount rate was based upon the U.S. Treasury yield curve.

Certain retained interests in securitizations

Refer to the prior discussion on certain retained interests in securitizations.

Deposits

The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date. The carrying value of variable-rate time deposits represents a reasonable estimate of fair value. The fair value of fixed-rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity. Discount rates were based upon the U. S. Treasury yield curve.

Short-term borrowings

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

FHLB borrowings and long-term debt

Fair values were based upon quoted rates of similar instruments issued by banking institutions with similar credit ratings.

Derivatives

Refer to the prior discussion on derivatives.

The following table represents the carrying amounts and estimated fair values of Susquehanna's financial instruments at December 31:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$203,240	$203,240	$237,701	$237,701
Short-term investments	88,120	88,120	119,360	119,360
Investment securities	1,875,267	1,875,267	1,879,891	1,879,891
Loans and leases	9,654,911	9,808,728	9,540,124	9,798,658
Financial liabilities:
Deposits	8,974,363	8,838,190	9,066,493	9,042,282
Short-term borrowings	1,040,703	1,040,703	910,219	910,219
FHLB borrowings	1,023,817	1,091,796	1,069,784	1,158,477
Long-term debt	448,374	381,618	448,082	366,380
Unrecognized financial instruments:
Commitments to extend credit	1,993,561	1,993,561	2,109,185	2,109,185
Standby letters of credit	298,772	298,772	442,725	442,725

24. Subsequent Events

Susquehanna has evaluated events subsequent to December 31, 2009, both recognized and nonrecognized, for their impact on the reported results and disclosures through the date of issuance of Susquehanna’s Consolidated Financial Statements, and determined that there have been no material subsequent events .

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

25. Condensed Financial Statements of Parent Company

Financial information pertaining only to Susquehanna Bancshares, Inc. is as follows:

Balance Sheets

	December 31,
	2009	2008
Assets
Cash in subsidiary banks	$51	$95
Investments in and receivables from consolidated subsidiaries	2,408,662	2,367,544
Other investment securities	6,515	7,398
Premises and equipment, net	3,276	3,497
Other assets	46,498	42,759

Total assets	$2,465,002	$2,421,293

Liabilities and Shareholders' Equity
Long-term debt	$150,000	$150,000
Junior subordinated debentures	272,324	271,798
Other liabilities	61,597	53,577

Total liabilities	483,921	475,375
Shareholders' equity	1,981,081	1,945,918

Total liabilities and shareholders' equity	$2,465,002	$2,421,293

Statements of Income

	Years Ended December 31,
	2009	2008	2007
Income:
Dividends from bank subsidiaries	$41,000	$104,000	$72,000
Dividends from nonbank subsidiaries	7,000	2,500	10,500
Interest, dividends, and gains on sales of investment securities	(8)	102	(240)
Interest and management fees from bank subsidiaries	66,341	68,388	53,861
Interest and management fees from nonbank subsidiaries	16,270	2,709	2,320
Miscellaneous	2,182	986	1,969

Total income	132,785	178,685	140,410

Expenses:
Interest	28,863	31,066	14,664
Other	79,145	80,511	63,538

Total expenses	108,008	111,577	78,202

Income before taxes and equity in undistributed income of subsidiaries	24,777	67,108	62,208
Income tax (benefit) provision	(1,587)	4,309	3,293
Equity in undistributed net (losses) income of subsidiaries	(13,689)	19,807	10,178

Net Income	12,675	82,606	69,093
Preferred stock dividends and accretion	16,659	792	—

Net (Loss) Income Applicable to Common Shareholders	$(3,984)	$81,814	$69,093

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$12,675	$82,606	$69,093
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,878	5,834	3,121
Realized (gain) loss on sale of available-for-sale securities	8	(120)	212
Equity in undistributed net income of subsidiaries	13,689	(19,807)	(10,178)
Other, net	9,488	(9,883)	7,180

Net cash provided by operating activities	39,738	58,630	69,428

Cash Flows from Investing Activities:
Purchase of investment securities	—	(4,586)	—
Proceeds from the sale/maturities of investment securities	—	1,007	499
Capital expenditures	(3,657)	(747)	(4,935)
Net investment in subsidiaries	7,000	(200,087)	(46,950)
Acquisitions	—	(69,999)	(91,141)

Net cash provided by (used in) investing activities	3,343	(274,412)	(142,527)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,648	5,312	4,666
Proceeds from issuance of preferred stock	—	299,885	—
Proceeds from issuance of long-term debt	—	—	121,062
Dividends paid	(45,773)	(89,462)	(52,686)

Net cash (used in) provided by financing activities	(43,125)	215,735	73,042

Net decrease in cash and cash equivalents	(44)	(47)	(57)
Cash and cash equivalents at January 1,	95	142	199

Cash and cash equivalents at December 31,	$51	$95	$142

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except as noted and per share data)

26. Summary of Quarterly Financial Data (Unaudited)

The unaudited quarterly results of consolidated operations for the years ended December 31, 2009 and 2008, are as follows:

	2009
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$161,570	$161,595	$161,150	$159,509
Interest expense	66,300	61,490	56,348	50,870

Net interest income	95,270	100,105	104,802	108,639
Provision for loan and lease losses	35,000	50,000	48,000	55,000

Net interest income after provision for loan and lease losses	60,270	50,105	56,802	53,639
Noninterest income	42,220	34,797	40,705	45,977
Noninterest expense	94,828	103,157	91,535	92,953

Income (loss) before income taxes	7,662	(18,255)	5,972	6,663
Applicable income taxes	1,637	(10,478)	(850)	(942)

Net income (loss)	6,025	(7,777)	6,822	7,605
Preferred stock dividends and accretion	4,165	4,165	4,165	4,165

Net income (loss) applicable to common shareholders	$1,860	$(11,942)	$2,657	$3,440

Earnings per common share:
Basic	$0.02	$(0.14)	$0.03	$0.04
Diluted	0.02	(0.14)	0.03	0.04

	2008
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$178,493	$171,975	$175,063	$171,539
Interest expense	80,312	72,917	73,801	71,738

Net interest income	98,181	99,058	101,262	99,801
Provision for loan and lease losses	9,837	13,765	17,704	22,525

Net interest income after provision for loan and lease losses	88,344	85,293	83,558	77,276
Noninterest income	42,902	44,685	17,919	36,804
Noninterest expense	91,961	90,304	95,790	89,148

Income before income taxes	39,285	39,674	5,687	24,932
Applicable income taxes	11,265	10,473	(673)	5,908

Net income	28,020	29,201	6,360	19,024
Accumulated preferred stock dividends	—	—	—	792

Net income available to common shareholders	$28,020	$29,201	$6,360	$18,232

Earnings per common share:
Basic	$0.33	$0.34	$0.07	$0.21
Diluted	0.33	0.34	0.07	0.21

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS and REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Susquehanna Bancshares, Inc. (the “Company”) is responsible for the preparation of the Company’s consolidated financial statements and related information as they appear in this report. Management believes that the consolidated financial statements of Susquehanna Bancshares, Inc. fairly reflect the form and substance of transactions and that the financial statements present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. (the “Company”) and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 1, 2010

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Biographical Summaries of Current Directors

The name and age, as of December 31, 2009, of all current Directors and their biographical summaries, including their business experience and qualifications, are as follows:

Anthony J. Agnone, Sr.

Age 56

Director since 2008

Mr. Agnone is the President of Eastern Athletic Services in Hunt Valley, Maryland, a full-service organization providing pre-draft counseling, contract negotiations, financial, budget and tax planning, marketing and endorsement opportunities to professional athletes and broadcasters, which Mr. Agnone founded in 1978. He has been an adjunct member of the faculty of the University of Baltimore School of Law since 1998 as well as a member of the Board of Directors of the Sports Lawyers Association since 1984, where he is currently president elect. The Board has determined that Mr. Agnone’s 30+ years as an investor, entrepreneur and business owner, which experience has included handling personnel issues, managing budgeting and accounting matters, and conducting risk assessments, as well as his prior years of service as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Wayne E. Alter, Jr.

Age 57

Director Since 2001

Mr. Alter has been the Chairman and Chief Executive Officer of DynaCorp, Inc., a real estate development and management company located in Hagerstown, Maryland since 1988. He is also a Managing Member of each of the following real estate ownership and management companies: Fountain Vista, LLC, Kensington LLC, Collegiate Acres LLC, Black Rock Meadows LLC, and Kensington Commercial Center LLC. Mr. Alter is the Chairman of First Action Security Team, Inc., a nation-wide product distributor in the security industry based in Hagerstown, Maryland. The Board has determined that Mr. Alter’s extensive business experience, service on numerous professional and civic organizations, specifically his service as past chairman of the audit committee for Hagerstown Community College and past chairman of the compensation committee for Washington County Health System, Inc., as well as his prior experience as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Peter DeSoto

Age 70

Director Since 2007

Mr. DeSoto has served as the Chief Executive Officer of J.T. Walker Industries, Inc. and its parent holding company, M.I. Windows and Doors, Inc., a window and door manufacturer located in Gratz, Pennsylvania since 1997. The Board has determined that Mr. DeSoto’s 45 years of business experience in various management roles, his community service, and his prior experience as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Eddie L. Dunklebarger

Age 55

Director Since 2007

Mr. Dunklebarger has served as the President and Chief Operating Officer of Susquehanna Bancshares, Inc. since June 2008. Mr. Dunklebarger also serves as the Vice Chairman of the Board of Susquehanna Bank. Mr. Dunklebarger held the positions of President and Chief Executive Officer of Susquehanna Bank from April 2008 to May 2009. Prior to Susquehanna’s acquisition in 2007 of Community Banks, Inc. and its wholly-owned banking subsidiary, Community Banks, Mr. Dunklebarger served as the Chairman of the Board, President and Chief Executive Officer of Community Banks, Inc. The Board has determined that Mr. Dunklebarger’s 28+ years in the banking business and prior public accounting experience qualifies him to be a member of the Board.

Bruce A. Hepburn

Age 67

Director Since 2002

Mr. Hepburn has been a certified public accountant since 1965 and has been self-employed as such since 1994 providing individuals and businesses in Lancaster County, Pennsylvania with financial management, individual income and estate tax planning, and individual retirement planning. Previously, Mr. Hepburn was the chief financial officer of Woodstream Corporation, a publicly held company, and also the President and part owner of Tatco, Inc., a building products distributor. The Board has determined that Mr. Hepburn’s expertise in accounting and financial statement preparation and review, his prior business experience, as well as his prior years of service as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Donald L. Hoffman

Age 67

Director Since 2007

Mr. Hoffman has been the President and Chief Executive Officer of Roy L. Hoffman & Sons, Inc., a meat processing, manufacturing, distribution and catering company located in Hagerstown, Maryland, since 1968. The Board has determined that Mr. Hoffman’s extensive business experience as a small business owner in one of our primary geographic regions, his civic service, and his prior experience as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Guy W. Miller, Jr.

Age 64

Director Since 1999

Mr. Miller has been the President and Chief Executive Officer of Homes By Keystone, Inc., a modular homes manufacturer located in Waynesboro, Pennsylvania since 1968. He is also the senior principal member of Pen Mar Properties, LLC, a real estate holding and development holding company, as well as the senior principal member of Midvale Holdings, LLC, a transportation and material handling equipment company, both located in Waynesboro, Pennsylvania. The Board has determined that Mr. Miller’s extensive business experience as a small business owner in one of our primary geographic regions as well as his prior experience as a director of one of our subsidiary banks qualifies him to be a member of the Board.

Michael A. Morello

Age 56

Director Since 2006

Mr. Morelllo is the owner of Stardust Development Company, LLC, a self-storage and real estate development company located in Marmora, New Jersey, and Stagecoach Investors, LLC, and Nine & Stagecoach, LLC, two real estate development companies also located in Marmora, New Jersey. Mr. Morello is the former owner and president of Minot Food Packers, Inc., a private-label food processing company located in Bridgeton, New Jersey. The Board has determined that Mr. Morello’s entrepreneurial business skills and his prior experience as a director of one of our subsidiary banks qualifies him to be a member of the Board.

Scott J. Newkam

Age 59

Director Since 2007

Mr. Newkam is the retired Chairman, President and Chief Executive Officer of Hershey Entertainment & Resorts Company, a private company which owns and operates resort and entertainment facilities in Hershey, Pennsylvania. Prior to his tenure as Chairman, President and Chief Executive Officer, Mr. Newkam served in various positions with Hershey from 1981 to 1999 where, as a certified public accountant, he supervised and was actively involved in the preparation of financial statements. From 2003 through 2007, Mr. Newkam served as a director of Community Banks, Inc., a public company that was acquired by Susquehanna in 2007. The Board has determined that Mr. Newkam’s expertise in accounting and financial statement preparation and review, his prior employment as the controller of a financial institution, and his previous service as a director of our subsidiary banks qualifies him to be a member of the Board.

E. Susan Piersol

Age 55

Director Since 2004

Ms. Piersol founded Piersol Development in 1989, a real estate development and residential building company located in Mullica Hill, New Jersey. Previously, Ms. Piersol held management positions with Coca Cola USA and Ford Motor Company. The Board has determined that Ms. Piersol’s public company and entrepreneurial business skills, which includes expertise in marketing, as well as her community service, and her prior experience as a director of one of our subsidiary banks, qualifies her to be a member of the Board.

William J. Reuter

Age 60

Director Since 1999

Mr. Reuter has served as the Chief Executive Officer of Susquehanna since 2001 and as the Chairman of the Board since 2002. Mr. Reuter has been the Chairman of the Board of Susquehanna Bank since 2001. The Board has determined that Mr. Reuter’s 35+ years in leadership roles within the banking industry qualifies him to be a member of the Board.

M. Zev Rose

Age 72

Director Since 2002

Mr. Rose has been an attorney, President, Shareholder and Director of Sherman, Silverstein, Kohl, Rose & Podolsky, P.A., a law firm located in Pennsauken, New Jersey since 1990. Mr. Rose has practiced real estate law for more than 46 years and has held leadership positions on many civic organizations. Mr. Rose has attained the mandatory retirement age for service on the Board of Directors and will retire at the Annual Meeting.

Christine Sears

Age 54

Director Since 2007

Ms. Sears, a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of Penn National Insurance, an insurance company located in Harrisburg, Pennsylvania since 2007. Ms. Sears joined Penn National in 1980 and has held various positions within the company since that time. The Board has determined that Ms. Sears’ expertise in accounting and financial statement preparation, evaluation and controls, her responsibility for human resources issues including compensation and benefits, her oversight responsibilities for information technology, her extensive community and industry involvement, and her prior experience as a director of one of our subsidiary banks, qualifies her to be a member of the Board.

James A. Ulsh

Age 63

Director Since 2007

Mr. Ulsh has been a practicing attorney and shareholder of Mette, Evans & Woodside, a law firm located in Harrisburg, Pennsylvania, since 1973. The Board has determined that Mr. Ulsh’s 35+ years of legal experience representing business enterprises, professional entities, and banks and financial services providers, his civic service, as well as his prior experience as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Dale M. Weaver

Age 71

Director Since 2007

Mr. Weaver is the retired President and Owner of New Holland Custom Woodwork, Inc., a millwork and furniture manufacturer located in New Holland, Pennsylvania and the former Chief Executive Officer of Victor F. Weaver, Inc., a poultry company located in New Holland, Pennsylvania. Mr. Weaver has served on the board of one of our subsidiary banks since 1977. Mr. Weaver has chosen not to be renominated to the Board of Directors and will retire at the Annual Meeting.

Roger V. Wiest, Sr.

Age 69

Director Since 1992

Mr. Wiest has been a practicing attorney in Pennsylvania since 1965. He is the managing partner of the law firm Wiest, Muolo, Noon & Swinehart in Sunbury, Pennsylvania. The Board has determined that Mr. Wiest’s 44+ years of legal experience representing banks and savings and loan associations and his prior experience as a director of one of our subsidiary banks, qualifies him to be a member of the Board.

Terms of Office for the Board of Directors

Name	Director Since	Present Term Expires
Anthony J. Agnone, Sr.	2008	2010
Wayne E. Alter, Jr.	2001	2010
Bruce A. Hepburn	2002	2010
Donald L. Hoffman	2007	2010
Scott J. Newkam	2007	2010
M. Zev Rose(1)	2002	2010
Christine Sears	2007	2010
James A. Ulsh	2007	2010
Dale M. Weaver(2)	2007	2010
Roger V. Wiest, Sr.	1992	2010
Peter DeSoto	2007	2011
Eddie L. Dunklebarger	2007	2011
Guy W. Miller, Jr.	1999	2011
Michael A. Morello	2006	2011
E. Susan Piersol	2004	2011
William J. Reuter	1999	2011

(1)	Mr. Rose has attained the mandatory retirement age for service on the Board of Directors and will retire after the Annual Meeting.
(2)	Mr. Weaver has chosen not to be renominated to the Board of Directors and will retire after the Annual Meeting.

Executive Officers of the Registrant

Each executive officer of Susquehanna, such officer’s age as of December 31, 2009, and positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	60	Chairman of the Board and Chief Executive Officer
Eddie L. Dunklebarger	55	President and Chief Operating Officer
Drew K. Hostetter	55	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	62	Executive Vice President and Chief Administrative Officer
Michael M. Quick	61	Executive Vice President and Chief Corporate Credit Officer
James G. Pierné	58	Executive Vice President
Jeffrey M. Seibert	50	Senior Vice President
Peter J. Sahd	50	Senior Vice President and Group Executive
Bernard A. Francis, Jr.	59	Senior Vice President and Group Executive
Rodney A. Lefever	43	Senior Vice President and Chief Technology Officer
Lisa M. Cavage	45	Senior Vice President, Secretary and Counsel
Edward J. Wydock	53	Senior Vice President and Chief Risk Officer
Joseph R. Lizza	51	Senior Vice President
Michael E. Hough	45	Senior Vice President
John H. Montgomery	47	Senior Vice President

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001, and served as President from January 2000 until June 2008. For the past five years he has been Chairman of the Board of our subsidiaries, Susquehanna Bank, Boston Service Company, Inc. (t/a Hann Financial Service Corp.), Valley Forge Asset Management Corp., and The Addis Group, LLC. He has been a Director of Stratton Management Company and Semper Trust Company since May 2008.

Eddie L. Dunklebarger has been a Director of Susquehanna since November 2007 (when Susquehanna acquired Community Banks, Inc.), and has been President and Chief Operating Officer since June 2008. From November 2007 until he was named President and Chief Operating Officer, he was Vice Chairman of the Board and an Executive Vice President. He is also Vice Chairman and a Director of our subsidiary, Susquehanna Bank, and was previously Susquehanna Bank’s President and Chief Executive Officer. From 1998 to 2007, he served in various roles at Community, including being its Chairman of the Board, President and Chief Executive Officer. He also served from 1999 to 2007 as President and Chief Executive Officer of Community’s subsidiary bank.

Drew K. Hostetter was appointed Executive Vice President in May 2001 and has been Treasurer and Chief Financial Officer since 1998. He has also been Chairman of our subsidiary, Hann Financial Service Corp., since February 2004.

Edward Balderston, Jr. was appointed Executive Vice President and Chief Administrative Officer in June 2004. From May 2001 until his appointment as Executive Vice President and Chief Administrative Officer, he was Senior Vice President and Group Executive.

Michael M. Quick was appointed Executive Vice President and Chief Corporate Credit Officer in July 2007. Prior to such time, commencing in June 2004, he served in several capacities, including Executive Vice President and Group Executive and Senior Vice President and Group Executive. From June 2006 until October 2008, he was Chairman of Susquehanna Bank DV (including its predecessor Susquehanna Patriot Bank). From March 1998 through June 2006, he continuously held numerous executive positions with predecessor banks of Susquehanna Bank DV, including as Chairman, Chief Executive Officer and President.

James G. Pierné was appointed Executive Vice President and Group Executive in May 2007. From May 2001 until his appointment as Executive Vice President and Group Executive, he held executive positions including Senior Vice President and Group Executive. He was appointed President and Chief Executive Officer of Susquehanna Bank in April 2009. From 1993 through April 2009, he continuously held various executive positions with predecessor banks of Susquehanna Bank, including Senior Vice President, Executive Vice President, Managing Director — Retail Banking Services/Marketing, and Chairman, President and Chief Executive Officer. He has also been a Director of Susquehanna Bank since May 2009.

Jeffrey M. Seibert was appointed Senior Vice President in May 2009. Prior to such time, since June 2008, he was Executive Vice President. He was appointed President of the Pennsylvania Division of Susquehanna Bank in May 2009. Prior to such time, commencing in November 2007 (when Susquehanna acquired Community Banks, Inc.), he served in various executive capacities at Susquehanna Bank and its predecessor banks, including Managing Director — Commercial/Business Banking Services and Chief Operating Officer. From March 1994 until November 2007 he was Executive Vice President, Managing Director of Banking Services, Chief Credit Officer and Senior Lender of Community’s bank subsidiary.

Peter J. Sahd was appointed Senior Vice President and Group Executive in June 2004. Prior to such time, commencing in 1999, he served in various positions, including Director — Alternative Delivery Services and Vice President and Group Executive. Prior to joining Susquehanna, Mr. Sahd served as Senior Vice President, Operations, of Fulton Bank.

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

Rodney A. Lefever has served as our Chief Technology Officer since his appointment in April 2001. He is currently our Senior Vice President and Chief Technology Officer. From March 1995 until he joined Susquehanna in 2001, he held various executive positions at other companies, including serving as Director, Earthlink Everywhere, Earthlink, Inc., as the President of New Business Development, OneMain.com Inc. and as the President of D&E Supernet (and its predecessors).

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

Joseph R. Lizza was appointed Senior Vice President and Group Executive in April 2007. He was appointed President of the Delaware Valley Division of Susquehanna Bank in May 2009. Prior to such time, commencing in February 2000, he continuously served in various executive positions at Susquehanna Bank and its predecessor banks, including Senior Executive Vice President — Risk Management, Managing Director — DV Division, and President and Chief Executive Officer.

Michael E. Hough was appointed Senior Vice President in June 2008. He was appointed President of the Maryland Division of Susquehanna Bank in May 2009. Prior to such time, commencing in 2003, he served continuously in various executive positions at Susquehanna Bank and its predecessor banks, including Executive Vice President, Senior Executive Vice President, Managing Director — Maryland Division, and President and Chief Operating Officer.

John H. Montgomery was appointed Senior Vice President in June 2008. He was appointed Managing Director — Commercial Division of Susquehanna Bank in May 2009. Prior to such time, commencing in September 2005, he served continuously in various executive positions with Susquehanna Bank and its predecessor banks, including, Senior Vice President of Susquehanna Bank PA’s Business Banking and Agricultural Banking division, Senior Vice President and Regional Executive, and Managing Director — Pennsylvania Division. From November 1996 until he joined Susquehanna in September 2005, he served various positions with CommunityBanks and its predecessors, most recently as Senior Vice President and Regional President.

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

Board Committees

The Board maintains the following four standing committees: Audit, Compensation, Executive, and Nominating and Corporate Governance Committees. The committee members of each committee are identified in the table below.

Board Committee Composition

Director	Director Since	Audit	Compensation	Executive	Nominating and Corporate Governance
Agnone	2008		Ö
Alter	2001		Chairman	Ö	Ö
DeSoto	2007
Hepburn	2002	Chairman	Ö	Ö
Hoffman	2007				Ö
Miller	1999	Ö
Morello	2006		Ö	Ö	Ö
Newkam	2007	Ö
Piersol	2004				Ö
Rose	2002			Ö
Sears	2007	Ö
Ulsh	2007
Weaver	2007
Wiest	1992			Ö	Chairman
Dunklebarger	2007
Reuter	1999			Ö

Audit Committee

The Audit Committee held eight (8) meetings in 2009. Each Director who serves on the Audit Committee is “independent” for purposes of Rule 10A-3 promulgated under the Exchange Act and Rule 4200(a)(15) of the listing standards for The NASDAQ Stock Market LLC. The Board has determined that Bruce A. Hepburn, Scott J. Newkam and Christine Sears each are an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The functions performed by the Committee are:

•	meet with our independent accountants and review the scope and results of our annual audit;

•	review information pertaining to internal audits;

•

oversee that our management has: maintained the reliability and integrity of accounting policies, financial reporting and disclosure practices; established and maintained processes to assure an adequate system of internal control; and established and maintained processes to assure compliance with applicable laws, regulations and corporate practices;

•	meet with the Board on a regular basis to report the results of its reviews;

•	select the independent accountants and review periodically their performance and independence from management;

•	review and approve our Internal Audit Plan;

•	periodically meet privately with our independent accountants, senior management and our General Auditor; and

•	review and approve transactions between us and related parties.

Corporate Governance and Code of Ethics

The Board has adopted a Code of Ethics that outlines the principles, policies and laws that govern all of our activities and establishes guidelines for workplace conduct. The Code of Ethics applies to all of our Directors, officers and employees, including senior officers, and every Director, officer and employee is required to read and comply with the Code. You can find a copy of the Code of Ethics by visiting our website at www.susquehanna.net and following the links to “Investor Relations,” “Governance Documents,” and “Code of Ethics of Susquehanna Bancshares, Inc.” A copy of the Code may also be obtained, free of charge, by written request to Susquehanna Bancshares, Inc., 26 North Cedar Street, Lititz, PA 17543, Attention: Corporate Secretary. We intend to disclose amendments to, or Director and executive officer waivers from, the Code of Ethics, if any, on our website, or by filing a Form 8-K with the SEC to the extent required by the NASDAQ listing standards.

The Board has also adopted Corporate Governance Guidelines applicable to each member of the Board. You can find a copy of the Corporate Governance Guidelines by visiting our website at www.susquehanna.net and following the links to “Investor Relations,” “Governance Documents,” and “Corporate Governance Guidelines.”

Mr. Reuter, Susquehanna’s Chief Executive Officer, also serves as the Chairman of the Board. The Board does not have a lead independent director. Susquehanna’s Board currently consists of 16 directors, 13 of whom are independent. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Susquehanna’s Board. We believe that this structure provides the appropriate, independent oversight by the Board. The Board, the Audit Committee, and the Compensation Committee regularly consult with the company’s Chief Risk Officer to review the various types of risk that affect Susquehanna as a financial holding company and the company’s strategies to mitigate such risks. The Board believes that this structure has been effective.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of forms that we have received, and written representations from certain reporting persons that they were not required to file Form 5s relating to our stock, we believe that in 2009, other than Guy W. Miller, Jr. and James G. Pierné who each had one inadvertent late filing on Form 4, all filing requirements pursuant to Section 16(a) of the Securities Exchange Act of 1934 relating to our officers, directors and principal shareholders were satisfied.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of the Compensation Committee’s philosophy and objectives in designing compensation programs for the executive officers. In this discussion and analysis, we address the compensation determinations and the rationale for those determinations relating to the company’s Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executive officers, whom we refer to collectively as the “named executive officers”.

This discussion should be read together with the compensation tables for the named executive officers that can be found in this Form 10-K following this discussion. Unless otherwise indicated, any references to a particular year in the following discussion means the fiscal year ended December 31st of such year.

Executive Summary

Due to the challenging global economic conditions, in order to better position Susquehanna for loan growth and further enhance our well-capitalized status, in December 2008, we sold $300 million in preferred shares to the U.S. Treasury through the Capital Purchase Program (the “CPP”) under the Troubled Asset Relief Program (“TARP”), which was established under the Emergency Economic Stabilization Act of 2008 (“EESA”) and later amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”). One requirement to complete this capital infusion was that each of our named executive officers had to agree to government-specified terms that restrict their compensation and provide for the recovery of compensation paid to them under certain circumstances. In taking this step, the executive officers accepted that their existing employment contracts would be altered in ways that are unfavorable to them, including the following general prohibitions and requirements:

•

prohibition against paying or accruing any bonus, retention award, or incentive compensation, during the period the U.S. Treasury holds an equity or debt position in us through the CPP (the “Investment Period”);

•	prohibition against making any “golden parachute payment”;

•

requirement to “clawback” any bonus, retention award, or incentive compensation if payment is based on materially inaccurate financial statements (which includes, but is not limited to, statements of earnings, revenues, or gains) or any other materially inaccurate performance metric criteria; and

•	prohibition against tax gross-up payments during the Investment Period.

Due to the strict executive compensation restrictions set forth in the ARRA and the lack of any regulatory guidance until the interim final rule was issued by the U.S. Treasury on June 15, 2009 (the “Final Rule,” collectively with ARRA, the “TARP Regulations”), the Compensation Committee of our Board deferred its decisions regarding 2009 compensation matters for our named executive officers until December 2009 when it issued long term Restricted Stock Unit awards designed to meet the requirements for such awards under the TARP Regulations to certain of our named executive officers. The Compensation Committee determined that Restricted Stock Unit awards were essential in order to continue to provide a continued incentive to the named executive officers and to reward their performance during 2009. Specifically, there have been a number of company-specific initiatives that have placed substantial additional demands and responsibilities on our named executive officers. The named executive officers have spent significant time during 2009 restructuring the overall corporate goals, direction and strategy of the company to mitigate the impact of the economic downturn on the company’s capital plans. This required significant collaboration by our named executive officers in order to implement these changes on a company-wide basis. In addition, since our merger with Community Banks, Inc., our named executive officers have assumed broader roles and increased responsibilities. Other than awarding the long term Restricted Stock Unit awards, the Compensation Committee has not acted to increase the base salaries of our named executive officers since March 2008, and due to the restrictions set forth in the TARP Regulations and in line with our cost-reduction initiatives, no cash bonuses were paid to any named executive officer in 2008 or 2009.

Details about these decisions, including the reasons behind them, are described in this Compensation Discussion and Analysis under the sections entitled “Base Salaries” and “Equity Awards”.

Our Named Executive Officers

Our named executive officers for 2009, whom we also refer to as “executive officers” in this Compensation Discussion and Analysis, as the context may require, were Messrs. Reuter, Hostetter, Dunklebarger, Francis and Quick. The compensation of Messrs. Reuter, Hostetter, Dunklebarger and Quick, each an executive officer of

Susquehanna, is determined by our Compensation Committee with input from Mr. Reuter regarding the individual performance of Messrs. Hostetter, Dunklebarger and Quick. The compensation of Mr. Francis, President and Chief Executive Officer of Valley Forge Asset Management Corp., our wholly owned subsidiary, is also determined by our Compensation Committee but based largely on the recommendations of the Valley Forge Board of Directors with input from Mr. Reuter and Mr. Hostetter. The Valley Forge Board of Directors is comprised of nine individuals, including Messrs. Reuter, Dunklebarger and Francis. Mr. Francis does not play a role in the determination of his own compensation.

Compensation Philosophy and Components of Executive Compensation

Susquehanna’s executive compensation program is designed to be closely linked to corporate performance and returns to shareholders. Valley Forge’s executive compensation program is designed to be closely linked to Valley Forge’s profitability and investment performance. Annually, the Compensation Committee conducts a review of our executive compensation program and Valley Forge’s program to the extent applicable.

The key components of our executive compensation consist of base salary and cash and equity incentives. While each element of compensation described below is considered separately, the Compensation Committee takes into account the aggregate present value of the compensation package for each of our named executive officers, including pension benefits, severance plans, insurance and other benefits and compares that package to those in place for the named executive officers at comparable companies, as described in more detail under “Benchmarking and Other Analysis” below. In considering how the aggregate compensation package for each of our named executive officers compares to that of the named executive officers of comparable companies, the Compensation Committee considers the overall performance of those comparable companies vis-à-vis Susquehanna’s overall performance for the period in question. For 2009, the Committee’s overall goals were to incentivize and motivate our employees while balancing a fair return to shareholders, taking into account the deteriorating global economic conditions, persisting turmoil in financial markets, and downturns in certain of the markets Susquehanna serves.

Notwithstanding our compensation philosophy, our participation in the CPP has required us to structure our compensation program differently to comply with the executive compensation restrictions set forth in the TARP Regulations. Thus, certain components of our compensation program, such as annual cash incentive awards which are prohibited under the TARP Regulations, were not paid in 2009 and are not expected to be paid in 2010.

Benchmarking and Other Analysis

The Compensation Committee oversees several analyses relating to the company’s executive compensation practices and considers these analyses in making decisions related to executive compensation as well as potential program designs. Analyses may include, but are not limited to: annual benchmarking reviews, pay-for-performance analyses, and assessment of incentive compensation to ensure that it does not encourage excessive or unnecessary risk-taking.

Competitive Benchmark Analysis

The Committee understands the importance of ensuring a competitive total compensation package that enables the company to attract and retain a strong leadership team. The Compensation Committee believes that our most direct competitors for executive talent are not necessarily only the companies that would be included in a peer group established for comparing shareholder returns. Successful executives in the banking industry have a broad range of opportunities in the financial services industry generally, either with larger or smaller institutions, or with related industry groups or unrelated industry groups in some instances (a chief financial officer, for example). The Compensation Committee’s annual compensation reviews permit an ongoing evaluation of the link between our performance and executive compensation in this greater context. A key source of information used by the Committee is a comprehensive benchmarking analysis of all elements of executive total compensation, by component and in the aggregate. In conducting its deliberations, the Compensation Committee makes use of an executive compensation analysis prepared by PM&P, a nationally recognized executive compensation consultant that serves as independent advisor to the Compensation Committee.

The Committee reviews the “competitive market” using a number of data sources reflecting industry practices of other banks similar in asset size. A primary data source used in setting the competitive market for the named executive officers is the information publicly disclosed by a peer group of other publicly traded banks. This peer group is reviewed annually and updated as appropriate to take into account changes in the size, scope and business focus of Susquehanna and the peer institutions. As a result of the completion of the Community Banks, Inc. merger, PM&P updated the company’s peer group in 2008 and again in 2009 to include 17 commercial banks with assets between $9 billion and $24 billion, with median assets of $14 billion (the size of Susquehanna). The peer group approved by the Compensation Committee consisted of the following companies:

Associated Banc-Corp (ASBC)	BancorpSouth, Inc. (BXS)
BOK Financial Corporation (BOKF)	Valley National Bancorp (VLY)
Webster Financial Corporation (WBS)	Sterling Financial Corporation (STSA)
Commerce Bancshares, Inc. (CBSH)	National Penn Bancshares, Inc. (NPBC)
First Citizens Bancshares, Inc. (FCNCA)	Wilmington Trust Corporation (WL)
TCF Financial Corporation (TCB)	Whitney Holding Corporation (WTNY)
Fulton Financial Corporation (FULT)	FirstMerit Corporation (FMER)
Citizens Republic Bancorp, Inc. (CRBC)
Cullen/Frost Bankers, Inc. (CFR)
South Financial Group, Inc. (TSFG)

In addition to the proxy peer group, PM&P includes several other sources of data related to compensation practices. Data is provided from national banking surveys as well a database of national banking compensation data. In all cases, data reflects banks of similar asset size. Further, as part of its competitive review, the Compensation Committee relates our pay and performance, relative to internal goals and industry/peer practices. As needed, the Compensation Committee seeks to understand emerging and best practices related to executive compensation, through its consultant and other association or educational sources.

Risk Assessment Policies

In accordance with the TARP Regulations, the Compensation Committee evaluated and reviewed with our Chief Risk Officer, the incentive compensation arrangements in place with our named executive officers. In August 2009, the Board adopted a Recoupment Policy that is intended to comply with the provisions for recovery or “clawback” under the TARP Regulations. The Board also adopted an Excessive and Luxury Expenditure Policy. The Recoupment Policy allows us to recoup or “clawback” certain annual incentive compensation paid to the named executive officers and other key officers and employees in the event that a recoupment event as determined by the Compensation Committee has occurred. The Board, upon the recommendation of the Compensation Committee, adopted and approved an amendment to the various annual incentive award plans and programs maintained by the company such that the provisions regarding the Recoupment Policy are included in each of our incentive plans. The full text of the Recoupment Policy and the affected incentive plans is attached to our Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 10.19. The Excessive and Luxury Expenditure Policy prohibits excessive or luxury expenditures on entertainment and events, office or facility renovations, aviation or other transportation services or other activities or events that are not reasonable expenditures for conferences, staff development, reasonable performance incentives or other similar measure conducted in the normal course of business operations. This policy is also required under the TARP Regulations. The full text of the policy is available on our website at www.susquehanna.net by following the links to “Investor Relations,” “Governance Documents,” and “Excessive and Luxury Expenditure Policy of Susquehanna Bancshares, Inc.”

Based on the Compensation Committee’s evaluation with our Chief Risk Officer, the Compensation Committee concluded that the overall structure of our incentive compensation arrangements, including short-term (annual cash incentive) and long-term (restricted stock and non-qualified stock options) components, does not encourage the taking of unnecessary or excessive risks by the executives. To reach this conclusion, the Compensation Committee reviewed and considered the risks inherent in the company’s incentive plans and the features of those plans that control or mitigate those risks. Specifically, the Committee determined that Susquehanna’s incentive plans include provisions that require minimum standards of participant performance, prior approvals by the Compensation Committee of all participants in the plans, objective goal-setting and both quantitative and qualitative measures of executive achievement, the ability of the Compensation Committee to modify, amend or discontinue any of the terms or conditions of the incentive plans if the Compensation Committee determines this course of action is necessary or appropriate to serve the best interests of the company, and the ability of the company to recover payment of any or all forms of incentive compensation from the executives should the award be based on information subsequently found to be inaccurate. The Compensation Committee also reviewed the contracts of each named executive along with the goals of the executives and concluded that there were no contractual provisions that would incentivize the executives to take unnecessary or excessive risks, and that the goals of each executive were appropriate for their position and that the goals for each executive would not require the taking of unnecessary or excessive risks for attainment.

The Compensation Committee also conducted a general company-wide risk assessment of compensation that was not directly related to our named executive officers compensation. Based on this assessment we believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results together with the Recoupment Policy assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Further, with respect to our incentive compensation programs, although the corporate performance metrics that determine payouts for certain business segment leaders are based in part on the achievement of business segment metrics, the metrics that determine payouts for our executive officers are company-wide metrics only. This is based on our belief that applying company-wide metrics encourages decision-making that is in the best long-term interests of Susquehanna and our shareholders as a whole. The mix of equity award instruments used under our long-term incentive program that includes full value awards also mitigates risk. Finally, the multi-year vesting of our equity awards, our share ownership structure and the Recoupment Policy properly account for the time horizon of risk.

Finally, our Chief Risk Officer discussed with the Compensation Committee, in general, the risks facing the company as identified through the company’s corporate risk assessment process. While the company faces significant credit and interest rate risk, none of the risks were considered unnecessary or excessive, nor attributable to the acts of any of the named executive officers, but rather the result of the tumultuous economic times facing all financial institutions.

The Compensation Committee certifies that it has reviewed with the Chief Risk Officer the incentive compensation arrangements of the named executive officers and has made reasonable efforts to ensure that such arrangements do not encourage the named executives to take unnecessary or excessive risks that threaten the value of Susquehanna. The Compensation Committee will repeat this process annually to comply with the SEC disclosure requirements and the TARP Regulations. In accordance with the applicable requirements of the TARP Regulations, we provided written certifications of our compliance with the requirements of the TARP Regulations to the U.S. Treasury.

Base Salaries

Base salaries for our named executive officers are typically set pursuant to their employment agreements but may be increased annually at or around the beginning of our fiscal year if so determined by the Compensation Committee. The Compensation Committee’s compensation review policies are described in this “Compensation

Discussion and Analysis.” Further, as discussed above, and in “Potential Payments upon Termination or Change in Control” below, the named executive officers are subject to restrictions on compensation due to our participation in CPP.

Equity Awards

On December 22, 2009, the Compensation Committee approved the following discretionary grants of Restricted Stock Units to our named executive officers under our 2005 Equity Compensation Plan.

Name	Restricted Stock Units
William J. Reuter	25,000
Drew K. Hostetter	15,000
Eddie L. Dunklebarger	15,000
Bernard A. Francis, Jr.	15,000
Michael M. Quick	15,000

The Compensation Committee believed these Restricted Stock Unit grants were crucial to recognize our named executive officers for their performance in 2009. In making these Restricted Stock Unit awards the Compensation Committee considered the following specific factors:

•	the broader role and increased responsibilities of each named executive officer since our merger with Community Banks, Inc.;

•	the significant efforts undertaken by our named executive officers to combat the economic downtown of the financial markets; and

•	the fact that no bonuses were paid to our named executive officers in 2008 and 2009 and no salary increases have occurred since March 2008.

We granted Mr. Reuter more Restricted Stock Units than our other named executive officers because of his role as our chief executive officer. We set the number of Restricted Stock Units for all other executive officers at the same level, which we believe is in line with their respective roles.

These awards are subject to the “clawback” provisions required by the TARP Regulations which provide that any bonus or incentive compensation paid to our named executive officers during the period in which the U.S. Treasury holds an equity or debt position in Susquehanna shall be subject to recovery or “clawback” by Susquehanna if the payments were based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate. The awards are detailed in the “Grants of Plan-Based Awards” table below.

Susquehanna Incentive Plan

The Board of Directors, upon the recommendation of the Compensation Committee, established the Susquehanna Incentive Plan which became effective January 1, 2008. The Susquehanna Incentive Plan has a cash incentive component available to all participants and an equity incentive component with targets tied to earnings-per-share growth and tangible return on equity as well as individual performance that is only available to a select group. As discussed above, the TARP Regulations prohibit us from paying or accruing any bonus, retention award, or incentive compensation to our named executive officers. As a result, we did not set any cash or equity incentive award targets in 2009 and no cash or equity incentive awards were paid in 2009 under the Susquehanna Incentive Plan. However, even if we were not subject to the TARP Regulations, given Susquehanna’s overall performance and the general economic climate during 2009, we would not have awarded any cash bonuses during the year. The Susquehanna Incentive Plan operated on a calendar year schedule and had a two year term. The Susquehanna Incentive Plan expired by its terms on December 31, 2009.

Valley Forge maintains two bonus programs in which Mr. Francis is eligible to participate. Under the first bonus program, employees of Valley Forge may receive a bonus paid in semi-annual installments. The amount of Mr. Francis’s bonus under this program is recommended by Mr. Reuter in consultation with Mr. Hostetter, within established guidelines. Under a second bonus program offered by Valley Forge, certain Valley Forge employees, including Mr. Francis, may be paid in each fiscal year a share of Valley Forge’s adjusted pre-tax profit. The share of the adjusted pre-tax profit paid to the employees is a percentage, not greater than 50% of the excess, which leaves Valley Forge with an adjusted pre-tax profit after payment of the bonus that is at least 10% more than the highest comparable adjusted pre-tax target profit for any prior year. In 2009, Mr. Francis did not receive a bonus under any program as required to comply with the TARP Regulations.

Retirement and Other Benefits

Supplemental Executive Retirement Plan

Our executive officers participate in our Supplemental Executive Retirement Plan, which will provide for benefits lost under our Cash Balance Pension Plan due to Internal Revenue Code provisions which limit the compensation that may be taken into account, and the benefits that may be accrued under, a qualified pension plan. Selected participants of the Cash Balance Pension Plan, including Messrs. Reuter, Hostetter, Quick, Dunklebarger and Francis, are eligible for benefits under the Supplemental Executive Retirement Plan.

The Supplemental Executive Retirement Plan was amended in 2004 to permit certain individuals designated by the Board, including Mr. Reuter, to receive a minimum benefit equal to (i) 75% of the benefit the individual would have received under the terms of the Retirement Income Plan in effect prior to January 1, 1998, but based on the individual’s service and compensation as of his or her retirement date, (ii) reduced by his or her accrued benefit under our Cash Balance Pension Plan. No other named executive officers receive this minimum benefit.

The number of years of credited service, the present value of accumulated benefits and the payments made in 2008 for Messrs. Reuter, Hostetter, Quick, Dunklebarger and Francis under the Cash Balance Pension Plan and the Supplemental Executive Retirement Plan are set forth below in the “Pension Benefits” table.

Future accruals under the Cash Balance Pension Plan for employees who are not age 50 or have 15 years of service credited to them (as calculated under the Cash Balance Pension Plan) as of June 30, 2009, were frozen. None of our named executive officers will be affected by this freeze as they are all over age 50 or have 15 years of credited service. In addition, the freezing of future accruals under the Cash Balance Pension Plan does not affect the accrual of benefits under the Supplemental Executive Retirement Plan.

Executive Deferred Income Plan

Our Executive Deferred Income Plan is a non-qualified deferred compensation plan maintained for the convenience of our directors and a select group of our executives (and our subsidiaries’ executives) designated by the Compensation Committee. The amounts credited under this plan are solely elective deferrals of previously earned employee and director compensation. We make no contribution to the amounts credited under this plan. The amount deferred by each of our named executive officers is set forth below in the “Non-qualified Deferred Compensation” table.

Executive Life Insurance

We provide an executive life insurance program for certain of our executive and senior officers, including Messrs. Reuter, Hostetter and Quick. This program provides a death benefit to the officer’s beneficiary if the officer dies on or before attaining age 70, in an amount equal to two times base salary (less any amounts provided by Susquehanna’s group term life insurance policy) or, if the officer dies after attaining the age of 70, in an amount equal to one times his or her base salary (less any amounts provided by Susquehanna’s group term life insurance policy). The life insurance policies were originally purchased in 1998 by certain of Susquehanna’s wholly-owned subsidiaries and were supplemented in 2004 with aggregate premiums paid for this life insurance program in an amount equal to $15,875,442, of which $684,727, $359,174, and $400,785 were paid for Messrs. Reuter’s, Hostetter’s and Quick’s policy premiums, respectively. Under this program, a grantor trust, acting on our behalf, is the direct beneficiary of any death proceeds remaining after an officer’s death benefit is paid to his or her beneficiary.

For Mr. Francis, Valley Forge pays the premium on his term life insurance policy. The face amount of this policy is $750,000. The premium paid for this insurance in 2009 was $4,350. We also pay the premium on a term life insurance policy for Mr. Dunklebarger. The face amount of this policy is $100,000, and the premium paid in 2009 for the policy was $303.

Executive Supplemental LTD Program

We provide executive supplemental long term disability insurance for certain of our executive and senior officers, including Messrs. Reuter, Hostetter and Francis. As explained below, Valley Forge also provides similar insurance for Mr. Francis. The individual policies are a supplement to the company’s group long term disability plan. The premiums paid for this insurance in 2009 were $8,249, $4,388, and $5,285 for Messrs. Reuter, Hostetter, and Francis, respectively.

Valley Forge provides supplemental long-term disability insurance for Mr. Francis. Valley Forge pays the annual premiums on two policies that supplement the company’s group long term disability plan. The aggregate annual premium paid for this additional insurance in 2009 was $4,388.

Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger

We assumed certain contractual obligations in place between Mr. Dunklebarger and Community Banks, Inc. These agreements are the Survivor Income Agreement, dated February 5, 1999, and the Amended and Restated Salary Continuation Agreement dated January 1, 2004, both between Mr. Dunklebarger and Community Banks, Inc.

The Salary Continuation Agreement provides a supplemental retirement benefit to Mr. Dunklebarger. As a result of the merger with Community Banks, Inc., a Change in Control occurred under the Salary Continuation Agreement and Mr. Dunklebarger is entitled to certain change in control benefits in the full annual amount of $180,000. These change in control benefits commence following Mr. Dunklebarger’s normal retirement age (defined as age 62) and are paid in consecutive equal monthly installments on the first day of each month, beginning with the month following Mr. Dunklebarger’s normal retirement date and continuing for a total period of 20 years. In the event Mr. Dunklebarger is terminated for cause (as defined in the Salary Continuation Agreement) we shall have no obligation to pay his change in control benefits.

The Survivor Income Agreement provides a death benefit to Mr. Dunklebarger’s beneficiary equal to the proceeds of a life insurance policy based upon Mr. Dunklebarger’s life, divided between us and the beneficiary. We are the owner of the policy and make all payments of premiums and hold all rights of ownership for the policy. In the event of Mr. Dunklebarger’s death, his beneficiary will receive the lesser of the following:

•	three times Mr. Dunklebarger’s base salary in effect for the year in which his death occurs; or

•	the amount by which the proceeds of the life insurance policy exceed the cash surrender value of the policy on the day before death.

The death benefit is increased by the projected federal tax rate for the year in which Mr. Dunklebarger dies. Further details concerning the Salary Continuation Agreement and the Survivor Income Agreement are described under the heading “Potential Payments upon Termination or Change in Control.”

Perquisites and Other Compensation

Perquisites. We provide company cars to certain of our executive officers, including Messrs. Reuter, Dunklebarger and Quick, because they generally travel extensively for business. Mr. Francis receives a monthly automobile allowance, from Valley Forge, of $1,000. We also pay the travel expenses of our executive officers to conventions and seminars which are primarily business related. We pay these costs because they are primarily business related, although they may occasionally result in a personal benefit to the executive. The cost of these perquisites that, in the aggregate, exceeds $10,000 for each of our named executive officers, is disclosed in the Summary Compensation Table set forth below. For Mr. Dunklebarger, he receives the perquisites and other compensation pursuant to the terms of his employment agreement with us as described below.

Additional Benefits. Each of our named executive officers participates in other employee benefit plans generally available to all employees (e.g., major medical and health insurance, Cash Balance Pension Plan, 401(k) Plan, Employee Stock Purchase Plan) on the same terms as all other employees.

Severance and Change in Control Arrangements

Employment Agreement Severance and Change in Control Provisions. In connection with our participation in the CPP, we are prohibited from making any golden parachute payments to our named executive officers and any of the next five most highly compensated employees while the U.S. Treasury holds an equity or debt position in Susquehanna. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued. However, to comply with the applicable SEC executive compensation disclosure requirements, we disclose the severance and change in control arrangements applicable to Messrs. Reuter, Hostetter, Dunklebarger, Quick and Francis based on the terms set forth in each of their respective employment agreements, as discussed in detail below under the heading “Potential Payments upon Termination or Change in Control.” The Compensation Committee approved the change in control provisions in these agreements because the committee desired to alleviate the financial hardships which may be experienced by the executives if their employment is terminated under specified circumstances and to reinforce and encourage the continued attention and dedication of those executives to their assigned duties, notwithstanding the potential impact a change in control transaction could have on their respective careers or positions.

Miscellaneous Change in Control Provisions. Additionally, each of our equity compensation plans and executive life insurance program contain change in control provisions.

In the event of a change in control as defined under the 2005 Equity Compensation Plan, the Compensation Committee has the discretion to accelerate the vesting of any or all outstanding grants; to the extent not exercised in connection with a transaction where Susquehanna is not the survivor, all vested options will terminate upon the closing of that change in control. In the event of a change in control as defined under the 1996 Equity Compensation Plan, all options outstanding under the plan will become immediately exercisable. Individual employment agreements and grant letters may contain additional provisions regarding the impact of a change in control on outstanding equity incentives, as further described below under the heading “Potential Payments upon Termination or Change in Control.”

Under the executive life insurance program, the arrangement will generally terminate automatically if an officer terminates his or her employment prior to his or her normal retirement date (i.e., the earlier of the attainment of age 65 or the attainment of age 55 with 15 years of service). However, in the event of a termination prior to normal retirement age and within 12 months following a change in control, the arrangement will remain in effect until benefits are paid thereunder to the participant’s designated beneficiary.

ESPP Participation Requirement

The Compensation Committee approved stock ownership requirements for our corporate management team (which includes the named executive officers). Under this requirement, each member of our corporate management team must participate annually in the Employee Stock Purchase Plan through payroll deductions, in amounts not to exceed the maximum amount permitted under the Internal Revenue Code.

Stock Option Pricing and Timing

The Compensation Committee has no formal policy on the pricing or timing of stock option or restricted stock grants. Historically, the Compensation Committee makes such grants in the first quarter of each fiscal year. The exercise price is the closing price of the underlying common stock on the grant date. If an executive officer of Susquehanna or one of our subsidiaries is hired after the grant date, management may recommend to the Compensation Committee that the officer receive equity compensation. However, the Compensation Committee generally will not take action and will not grant any options or grants to that individual until the following year, when the Compensation Committee makes its annual determination on equity compensation for all executive officers.

Impact of Tax Deductibility on Equity Incentive Program

Section 162(m) of the Internal Revenue Code generally provides that a publicly held company such as Susquehanna may not deduct compensation paid to any named executive officer in excess of $1 million per year, unless certain requirements are met. Compensation attributable to options granted under our 2005 Equity Compensation Plan is expected to qualify for an exemption from the $1 million limit of Section 162(m). In connection with our participation in the CPP, however, we are subject to certain restrictions under the TARP Regulations, which modify the deduction limit under section 162(m) of the Code and reduce the annual exemption from $1 million to $500,000.

The Compensation Committee monitors, and will continue to monitor, the effect of Section 162(m) on the deductibility of such compensation and intends to optimize the deductibility of such compensation to the extent deductibility is consistent with the objectives of our executive compensation program. The Compensation Committee weighs the benefits of full deductibility with the other objectives of the executive compensation program and, accordingly, may from time to time pay compensation subject to the deductibility limitations of Section 162(m). For example, the Compensation Committee chose to grant shares of restricted stock to some of our named executive officers in 2007 and 2008, notwithstanding the absence of a Section 162(m) exemption for such grants, because the Compensation Committee believes that such grants are a more effective retention device during all market cycles and have the added potential of reducing share dilution, relative to stock option awards.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2009 and in our Proxy Statement. We hereby certify that we completed, within the 90-day period following the consummation of the company’s participation in the U.S. Department of Treasury’s Capital Purchase Program, the required review with Susquehanna’s Chief Risk Officer of the incentive compensation arrangements of our named executive officers (who are the same as our “senior executive officers” for purposes of the CPP) and have made reasonable efforts to ensure that such arrangements do not encourage them to take unnecessary or excessive risks that threaten the value of Susquehanna.

Susquehanna Bancshares, Inc. Compensation Committee:	Wayne E. Alter, Jr., Chairman Anthony J. Agnone, Sr. Bruce A. Hepburn Michael A. Morello

Summary Compensation Table

The following table is a summary of the compensation for 2009, 2008 and 2007 earned by our named executive officers in 2009, 2008 and 2007:

Name and Principal Position	Year	Salary(1)	Bonus		Stock Awards(2)	Option Awards(3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(4)		All Other Compensation(5)	Total
William J. Reuter Chairman of the Board and Chief Executive Officer (“Principal Executive Officer”)	2009 2008 2007	$750,000 742,308 693,000	$0 0 0		$146,500 130,920 145,560	$0 138,775 204,000	$287,001 304,595 223,823		$28,228 36,061 34,825	$1,211,729 1,352,659 1,301,208

Drew K. Hostetter Executive Vice President, Treasurer and Chief Financial Officer (“Principal Financial Officer”)	2009 2008 2007	$384,641 381,564 361,973	$0 0 0		$87,900 65,460 72,780	$0 69,388 102,000	$49,127 43,357 32,423		$11,502 12,044 9,788	$533,170 571,813 578,964

Eddie L. Dunklebarger President and Chief Operating Officer	2009 2008 2007	$500,000 500,000 57,692	$0 0 0		$87,900 0 0	$0 69,388 0	$123,766 459,473 1,126,423	(6)	$10,952 25,611 5,040,755	$722,618 1,054,472 6,224,870

Bernard A. Francis, Jr. Senior Vice President and Group Executive	2009 2008 2007	$325,000 321,154 296,157	$0 100,000 295,000	(7) (7)	$87,900 0 0	$0 13,878 20,400	$50,754 58,014 49,492		$36,759 33,985 33,863	$500,413 527,031 694,912

Michael M. Quick Executive Vice President and Chief Corporate Credit Officer	2009 2008 2007	$340,000 336,412 314,360	$0 0 0		$87,900 65,460 72,780	$0 69,388 102,000	$48,680 40,876 30,475		$11,502 12,044 9,788	$488,082 524,180 529,403

(1)	Includes salary deferred by the named executive officer under our Executive Deferred Income Plan. Payment of such salary is deferred until retirement, or in some instances, until a specified date prior to retirement. The sums in participants’ accounts are fully vested and may be withdrawn in accordance with the plan.
(2)	The amounts shown in this column reflect the aggregate fair value of the awards granted during the fiscal year ended December 31, in accordance with FASB ASC Topic 718.
(3)	The amounts shown in this column reflect the aggregate fair value of the awards granted during the fiscal year ended December 31, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnote 16 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(4)	Except for the benefit under Mr. Dunklebarger’s Salary Continuation Agreement, amounts in this column represent the aggregate change in the actuarial present value of each named executive officer’s accumulated benefit in our Cash Balance Plan and the SERP as described above in the “Compensation Discussion and Analysis” section.

(5)	Includes the following additional compensation:

Name	Year	401(k) Match	Restricted Share Dividend		Group Term Life	Employment Agreement Payments*		Perquisites**
William J. Reuter	2009 2008 2007	$9,800 6,900 6,750		$3,260 10,346 6,282	$72 70 70		— — —		$15,096 18,745 21,723

Drew K. Hostetter	2009 2008 2007	$9,800 6,900 6,750		$1,630 5,074 2,968	$72 70 70		— — —		— — —

Eddie L. Dunklebarger	2009 2008 2007	$9,800 6,900 1,731		— — —	$1,152 1,123 —	$	— — 5,039,024	$	— 17,588 —

Bernard A. Francis, Jr.	2009 2008 2007	$9,800 6,900 6,750	$	— 149 259	$936 913 831		— — —		$26,023 26,023 26,023

Michael M. Quick	2009 2008 2007	$9,800 6,900 6,750		$1,630 5,074 2,968	$72 70 70		— — —		— — —

*	This amount includes a $1,690,000 payment in consideration for the cancellation of Mr. Dunklebarger’s employment agreement with Community Banks, Inc., a $1,521,000 payment for his agreement to be bound by the restrictive covenants in his new employment agreement, $16,246 in interest payable at a rate of 4% per year for the period from the closing of the merger until the payment date of January 2, 2008, and a $1,811,778 parachute gross-up payment paid by Susquehanna in connection with the merger with Community Banks, Inc. Further details concerning these payments are discussed above in the “Compensation Discussion and Analysis” under the “Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger” section.
**	Includes the following perquisites, which, in the aggregate, exceed $10,000 per annum:

Name	Year	Executive Suppl. LTD(a)	Executive Life Insurance Program(b)	Life Insurance(c)	Car(d)	Country Club(e)	Personal Expenses(f)
William J. Reuter	2009 2008 2007	$8,249 8,249 8,249	$2,822 2,548 2,835	— — —	$475 602 580	$2,497 2,298 1,176	$1,053 5,048 8,883

Eddie L. Dunklebarger	2009 2008 2007	— — —	— — —	— 303 —	— 4,507 —	— 11,028 —	— 1,750 —

Bernard A. Francis, Jr.	2009 2008 2007	$9,673 9,673 9,673	— — —	$4,350 4,350 4,350	$12,000 12,000 12,000	— — —	— — —

(a)	Includes the premiums paid for our Executive Supplemental Long-Term Disability plans, discussed above in the “Compensation Discussion and Analysis” section.
(b)	Includes the imputed income for our Executive Life Insurance Program, discussed above in the “Compensation Discussion and Analysis” section.
(c)	Includes the premiums paid for each of Messrs. Dunklebarger’s and Francis’s life insurance policy discussed above in the “Compensation Discussion and Analysis” section.
(d)	Includes the personal benefits associated with the use of a car paid for by Susquehanna in the case of each of Messrs. Reuter and Dunklebarger. In calculating these benefits, we took the annual cost of the car to the company (which included its insurance premiums, maintenance and repair and fuel costs) and multiplied it by the percentage of personal use claimed by the executive. Includes a $1,000-per-month car allowance in the case of Mr. Francis.

(e)	Includes the personal benefits associated with the use of country club memberships paid for by Susquehanna. In calculating this benefit, we took the annual cost of the applicable country club membership and multiplied it by the percentage of personal use claimed by the executive.
(f)	Includes the personal benefits associated with spousal attendance at business related conventions paid for by Susquehanna. In calculating this benefit, we took the total amount of the registration fee, travel, lodging and meals associated with the convention and multiplied it by 50% to derive the amount attributable to the spouse’s attendance at the convention.

(6)	This amount is the present value of Mr. Dunklebarger’s full annual retirement benefit under the Salary Continuation Agreement that we assumed in connection with the merger with Community Banks, Inc. discussed above in the section entitled “Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger,” under the “Compensation Discussion and Analysis,” such amount being $1,122,497, plus the imputed income attributable to amounts contributed by Mr. Dunklebarger to the deferred compensation plan of Community Banks, Inc. that was merged into our Executive Deferred Income Plan, such amount being $3,926.
(7)	This bonus was earned by Mr. Francis under Valley Forge Asset Management Corp.’s bonus program, discussed above in the “Compensation Discussion and Analysis” section.

Grants of Plan-Based Awards

The following table sets forth the grants of plan-based awards to our named executive officers during fiscal 2009:

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (#)(1)	All Other Option Awards; Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William J. Reuter	12/22/09	25,000	0	N/A	$146,500
Drew K. Hostetter	12/22/09	15,000	0	N/A	87,900
Eddie L. Dunklebarger	12/22/09	15,000	0	N/A	87,900
Bernard A. Francis, Jr.	12/22/09	15,000	0	N/A	87,900
Michael M. Quick	12/22/09	15,000	0	N/A	87,900

(1)	The terms of each Restricted Stock Unit award are set forth in a Restricted Stock Unit Agreement between Susquehanna and each named executive officer (the “Agreement”). The Restricted Stock Units vest in full on the first to occur, subject to continued employment by or service to the company through the applicable date: (i) the second anniversary of the date of grant; (ii) death; (iii) disability; (iv) the effective date of a change in control event; or (v) the date determined in accordance with certain terms and conditions set forth in the named executive officer’s employment agreement which may provide for certain accelerated vesting provisions. In order to comply with the TARP Regulations, shares that vest in accordance with the schedule set forth above will be issued on the later of (i) the applicable vesting date, or (ii) certain repayment dates defined in the Agreement and generally set forth below:

•	Shares with respect to 25% of the vested Stock Units will become issuable on the date as of which 25% of the TARP Funds have been repaid to the U.S. Treasury;

•	Shares with respect to an additional 25% of the vested Stock Units will become issuable on the date as of which 50% of the TARP Funds have been repaid to the U.S. Treasury;

•	Shares with respect to an additional 25% of the vested Stock Units will become issuable on the date as of which 75% of the TARP Funds have been repaid to the U.S. Treasury; and

•	Shares with respect to the remaining vested Stock Units will become issuable on the date as of which 100% of the TARP Funds have been repaid to the U.S. Treasury.

Pursuant to each Agreement, the holder of Restricted Stock Units will not have any shareholder rights, including voting or dividend rights, with respect to the shares subject to the Restricted Stock Unit until such shares are issued to the named executive officer. During the period of restriction, all dividends and other distributions paid on Susquehanna shares in cash, securities or other property will be credited to a special book account in the form of a phantom dividend equal to the dividend or distribution that would have been paid on the shares subject to the Restricted Stock Units had the shares been issued.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to our named executive officers that remain outstanding as of December 31, 2009. With respect to all option awards, all options have exercise prices that are significantly higher than $5.89, the closing price of our common stock on December 31, 2009, and therefore are considerably under water.

Name	Option Awards(1)				Stock Awards(2)(3)
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
	Exercisable	Unexercisable
William J. Reuter	— — 8,933 7,400 7,400 22,200 15,000 13,500 11,250	50,000 50,000 17,867 — — — — — —	$21.82 24.26 24.34 24.95 25.14 22.42 23.87 17.25 13.31	2/27/2018 2/28/2017 1/18/2016 3/1/2015 1/21/2014 5/21/2013 5/29/2012 5/29/2011 5/26/2010	2,000 4,000 25,000	(2) (2) (3)	$11,780 23,560 147,250

Drew K. Hostetter	— — 3,573 3,400 3,400 10,200 10,000 6,750	25,000 25,000 7,147 — — — — —	$21.82 24.26 24.34 24.95 25.14 22.42 23.87 17.25	2/27/2018 2/28/2017 1/18/2016 3/1/2015 1/21/2014 5/21/2013 5/29/2012 5/29/2011	1,000 2,000 15,000	(2) (2) (3)	$5,890 11,780 88,350

Eddie L. Dunklebarger	—	25,000	$21.82	2/27/2018	15,000	(3)	$88,350

Bernard A. Francis, Jr.	— — 1,340 1,200 500 1,500 1,500 1,500 1,500	5,000 5,000 2,680 — — — — — —	$21.82 24.26 24.34 24.95 25.14 22.42 23.87 17.25 13.31	2/27/2018 2/28/2017 1/18/2016 3/1/2015 1/21/2014 5/21/2013 5/29/2012 5/29/2011 5/26/2010	15,000	(3)	$88,350

Michael M. Quick	— — 3,573 3,400 3,400 10,200 5,000 6,750	25,000 25,000 7,147 — — — — —	$21.82 24.26 24.34 24.95 25.14 22.42 23.87 17.25	2/27/2018 2/28/2017 1/18/2016 3/1/2015 1/21/2014 5/21/2013 5/29/2012 5/29/2011	1,000 2,000 15,000	(2) (2) (3)	$5,890 11,780 88,350

(1)	Option awards vest as follows:

a.	Grants with expiration dates of May 26, 2010; May 29, 2011; May 29, 2012; May 21, 2013; January 21, 2014; and March 1, 2015 are fully vested.

b.	All other grants vest one-third on the third anniversary of the date of grant, one-third on the fourth anniversary of the date of grant, and one-third on the fifth anniversary of the date of grant.

All Option Awards have a term of 10 years.

(2)	Restricted stock awards were issued on January 18, 2006; February 28, 2007; and February 27, 2008. The restricted stock awards vest one-third on the first anniversary of the date of award, one-third on the second anniversary of the date of award, and one-third on the third anniversary of the date of award. Dividends are paid during the restricted period on all restricted shares.
(3)	Restricted Stock Units were issued on December 22, 2009. For more details regarding the vesting and payment of the Restricted Stock Units, please refer to footnote 1 to the “Grants of Plan-Based Awards” table above.

Option Exercises and Stock Vested

No named executive officer exercised any options during fiscal 2009. The following table sets forth information concerning restricted stock grants to our named executive officers that vested during fiscal 2009:

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William J. Reuter	4,759	$43,771
Drew K. Hostetter	2,303	$21,009
Eddie L. Dunklebarger	0	0
Bernard A. Francis, Jr.	114	$1,305
Michael M. Quick	2,303	$21,009

(1)	Represents the last one-third of restricted stock awards granted January 18, 2006, which vested on January 18, 2009. It also represents one-third of restricted stock awards granted February 28, 2007, which vested on February 28, 2009. It further represents the first one-third of restricted stock awards granted February 28, 2008, which vested February 28, 2009. The remaining shares will vest one-third on February 28, 2010.

Pension Benefits

The following table sets forth pension or other benefits providing for payment at, following, or in connection with retirement granted or accrued to our named executive officers in 2009:

Name	Plan Name(1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
William J. Reuter	Cash Balance SERP	37 37	$517,675 1,504,386	0 0

Drew K. Hostetter	Cash Balance SERP	15 15	$198,769 98,806	0 0

Eddie L. Dunklebarger	Cash Balance SERP Salary Continuation Agreement	2 2 N/A	$27,299 132,471 1,545,966	0 0 0

Bernard A. Francis, Jr.	Cash Balance SERP	10 10	$157,401 189,576	0 0

Michael M. Quick	Cash Balance SERP	13 13	$216,790 54,067	0 0

(1)	The Cash Balance Pension Plan, the Supplemental Executive Retirement Plan, and the Salary Continuation Agreement are described above in the “Compensation Discussion and Analysis” section.
(2)	In addition to the years of credited service reported, Mr. Francis is credited with years of service for plan eligibility purposes earned prior to the date at which he became eligible to accrue benefits under the plans. Mr. Francis’s total years of eligibility service at December 31, 2009 is 18 years.
(3)	Present value of benefits for the Cash Balance Pension Plan and Supplemental Executive Retirement Plan were determined using a discount rate of 5.75%, the plan’s normal retirement age of 65, and the RP-2000 Combined Healthy Life Mortality Table for males projected to 2009. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefit can be found in footnote 17 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For Mr. Dunklebarger’s Salary Continuation Agreement, a discount rate of 5.75% and the normal retirement age of 62 is used. No mortality is considered in valuing benefits under the Salary Continuation Agreement.

Non-qualified Deferred Compensation

The following table sets forth information with regard to defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax qualified by our named executive officers in 2009:

Name	Executive Contribution in Last Fiscal Year(1)	Contributions by Susquehanna in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year(2)		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End(3)
William J. Reuter(4)	$0	$0	$76,889		$0	$297,982
Drew K. Hostetter	$76,928	$0	$181,007		$0	$1,270,946
Eddie L. Dunklebarger	$100,000	$0	$187,859		$0	$726,351
Bernard A. Francis, Jr.(4)	$0	$0	$19	(5)	$343,855	$0
Michael M. Quick	$34,000	$0	$44,650		$0	$203,141

(1)	The amounts listed in this column were included in the 2009 salaries of the named executive officers in the Summary Compensation Table above.
(2)	Participants in our Executive Deferred Income Plan are permitted to choose how their account balances are invested from among a variety of investment alternatives designated by us. The amounts listed in this column reflect actual earnings on the investment alternatives selected by each executive.

(3)	The amounts listed in this column are entirely attributable to executive contributions and represent deferrals of salary and bonuses earned previously and disclosed in prior proxy statements (or, in the case of 2007, 2008 and 2009 contributions, disclosed in the Summary Compensation Table above). No portion of these amounts is attributable to Susquehanna’s contributions.
(4)	Participation in and contributions to this plan are voluntary. Messrs. Reuter and Francis opted not to participate in the plan in 2009.
(5)	Represents interest earned prior to Mr. Francis’ withdrawal of all funds.

Potential Payments upon Termination or Change in Control

Although the following tables reflect compensation payable to our named executive officers upon certain terminations or a change in control, Susquehanna is prohibited, under the TARP Regulations, from making any golden parachute payments, which includes any payment to a named executive officer for departure from a company for any reason, except for payments for services performed or benefits accrued.

The following tables reflect the amount of compensation payable to each of the named executive officers upon: (i) an involuntary termination with “cause”; (ii) a voluntary resignation; (iii) a termination due to death; (iv) a termination due to disability; (v) retirement; (vi) a non-renewal of the employment term (applicable only as to Mr. Francis); (vii) an involuntary termination without “cause”; (viii) a resignation due to an “adverse change”; (ix) a voluntary termination without “cause” or resignation due to an “adverse change” following a change in control; and (x) a change in control with or without any termination of employment. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time the events described above actually occur.

As a condition of entering into the CPP and as a requirement of the U.S. Treasury’s investment in Susquehanna pursuant to the CPP, we adopted certain standards for executive compensation and corporate governance as set forth under Section 7001 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) and an interim final rule published in the Federal Register by the U.S. Treasury on June 15, 2009 (the “Final Rule,” collectively with ARRA, the “TARP Regulations”). To comply with our new compensation requirements, each of our named executive officers entered into a letter agreement on December 12, 2008 (the “Letter Agreement”) in which they agreed to amend their compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) as required to comply with the TARP Regulations. In general, these TARP Regulations:

•

prohibit paying or accruing any bonus, retention award, or incentive compensation, during the period U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP (the “Investment Period”);

•

prohibit making any “golden parachute payment” to our named executive officers and the next five most highly compensated employees. A “golden parachute payments” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued;

•

require “clawbacks” of any bonus, retention award, or incentive compensation if payment is based on materially inaccurate financial statements (which includes, but is not limited to, statements of earnings, revenues, or gains) or any other materially inaccurate performance metric criteria to our named executive officers and the next twenty most highly compensated employees; and

•	prohibit tax gross-up payments during the Investment Period to our named executive officers and the next twenty most highly compensated employees.

Additionally, to the extent any annual review as set forth under the “Risk Assessment” section of the “Compensation Discussion and Analysis” require revisions to the named executive officers’ Benefit Plans, each named executive officer has agreed that we are permitted to make any changes necessary and appropriate to comply with the TARP Regulations. Each named executive officer also executed a waiver in which they waived any claims against the U.S. Treasury and us for any changes to their compensation or benefits as required to comply with the TARP Regulations and acknowledging that the CPP may require further modification during the Investment Period.

The requirements set forth in the Letter Agreement only apply during the Investment Period. For purposes of the following tables, we have noted the extent to which the Letter Agreement may affect the potential payments upon termination or change in control if such events were to happen during the Investment Period.

William J. Reuter, Drew K. Hostetter and Michael M. Quick

Termination Without Cause or Resignation Due to an Adverse Change. Under the terms of their respective employment agreements, the executives may be terminated by us without “Cause” or may resign due to an “Adverse Change.”

The executive’s employment may be terminated by us with “Cause” upon occurrence of any of the following: (i) the executive’s personal dishonesty; (ii) the executive’s incompetence or willful misconduct; (iii) a breach by the executive of fiduciary duty involving personal profit; (iv) the executive’s intentional failure to perform stated duties; (v) the executive’s willful violation of any law, rule or regulation (other than traffic violations or similar offenses); (vi) the issuance of a final cease-and-desist order by a state or federal agency to the extent such cease-and-desist order requires the executive’s termination; or (vii) a material breach by the executive of any provision of his employment agreement.

The executive may terminate his employment due to an “Adverse Change” upon the occurrence of any of the following: (i) a significant change in the nature or scope of the executive’s duties or a material reduction in the executive’s authority, status or responsibility; (ii) an increase by more than 20% of the time required to be spent by the executive 60 miles or more beyond our geographic market area without the executive’s consent; (iii) a material reduction in the executive’s base compensation; (iv) any other material and willful breach by us of any other provision of the executive’s employment agreement; or (v) delivery of notice of our intent not to renew the executive’s employment agreement. However, none of the above events or conditions shall constitute an Adverse Change unless: (i) the executive provides us with a written objection to the event or condition within 60 days following the occurrence of the event or condition; (ii) we do not reverse or otherwise cure the event or condition within 30 days of receiving the written objection; and (iii) the executive actually resigns within 60 days following the expiration of the 30-day cure period.

Upon a termination of employment without Cause or due to an Adverse Change, each executive will be entitled to the payments and/or benefits described below:

•	payment of all accrued and unpaid base salary through the date of termination;

•	payment for all accrued but unused vacation days;

•	payment of any bonus payable for the period ending prior to termination of employment;

•

bi-weekly payments for a period of one year in the case of Messrs. Hostetter and Quick, or two years in the case of Mr. Reuter, following termination of employment (in each case, such time period is hereinafter referred to as the “Severance Period”) equal to 1/26 of the “Average Annual Compensation,” defined as the average of the base compensation and annual bonuses received by the executive with respect to the three most recently completed calendar years;

•	the benefit accrued under all defined benefit pension plans had the executive remained employed for the Severance Period; and

•	continued coverage and participation in our group term life insurance, disability insurance, accidental death and dismemberment insurance, and health insurance for the Severance Period.

Mr. Reuter is bound by certain non-competition and non-solicitation covenants which extend for a period of two years following termination of employment. Messrs. Hostetter and Quick are bound by substantially similar covenants for a period of one year following termination of employment.

Death, Disability or Retirement. In the event of the executive’s termination of employment due to death, disability or retirement, any unvested stock options or restricted stock shall immediately vest. In addition, in the event of the executive’s termination of employment due to retirement, the executive may exercise his stock options any time during the remaining term of the option, regardless of employment status.

Termination Following a Change in Control. In the event the executive’s employment is terminated without Cause or due to an Adverse Change following a Change in Control, the executive will be entitled to receive the same benefits described above under “Termination Without Cause or Resignation due to an Adverse Change,” except that in the case of Mr. Reuter, the Severance Period will be extended from two years to five years, and in the case of Messrs. Hostetter and Quick, the Severance Period will be extended from one year to three years.

In addition to the benefits described above, the executives will be entitled to the following:

•

an additional fully vested benefit under our Supplemental Executive Retirement Plan (“SERP”) equal to the difference between (A) the benefit that the executive would have accrued under all of our defined benefit pension plans, assuming (i) the executive remained continuously employed by us until the fifth anniversary, in the case of Mr. Reuter, or the third anniversary, in the case of Messrs. Hostetter and Quick, of the Change in Control, (ii) the executive’s compensation increased at a rate of 4% per year, and (iii) the terms of all such pension plans remained identical to those in effect immediately prior to the change in control; and (B) the actual benefit due to the executive under all of our defined benefit plans immediately prior to the Change in Control.

In order to receive any severance or termination payments or benefits described above, each executive is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

In the event that it is determined that any payment by us to or for the benefit of the executive would be a so-called “golden parachute payment” and, therefore, result in the imposition on the executive of an excise tax under Section 4999 of the Code, the executive shall receive a payment sufficient to place the executive in the same after-tax position as if no excise tax had been applicable (“Parachute Gross-Up Payment”). However, if the imposition of the excise tax could be avoided by the reduction of payments due to the executive by an amount of 10% or less, then the total of all such payments will be reduced to an amount $1.00 below the amount that would otherwise cause an excise tax to apply, and no Parachute Gross-Up Payment will be made.

In addition, upon a Change in Control, any incentive awards applicable to incentive program cycles in effect at the time of the Change in Control will become payable at target levels, without regard to whether the executive remains employed by us and without regard to performance during the remainder of those incentive program cycles.

The “Change in Control” provisions of the executive’s employment agreements will be triggered upon the first to occur of any of the following:

•	any person becoming a beneficial owner of 25% or more of either the then outstanding shares of our stock or the combined voting power of our outstanding securities;

•

if, during any 24-month period, the individuals who, at the beginning of such period, constitute the Board (the “Incumbent Directors”) cease for any reason other than death to constitute at least a majority of the Board;

•

the merger or consolidation of us with another corporation other than (A) a merger or consolidation which results in our voting securities outstanding immediately prior to such transaction continuing to represent at least 60% of the voting power of the voting securities of the surviving corporation, or (B) a merger or consolidation effected to implement a recapitalization (or similar transaction) in which no person becomes a beneficial owner of our securities representing 40% or more of either the then outstanding shares of our stock or the combined voting power of our outstanding securities; or

•	a liquidation, dissolution or sale of substantially all of our assets.

Upon a Change in Control, the length of the restricted covenant period described above will be extended from two years to five years in the case of Mr. Reuter and from one year to three years in the case of Messrs. Hostetter and Quick.

Assuming that the U.S. Treasury did not hold an equity or debt position in Susquehanna and one of the following events occurred on December 31, 2009, Mr. Reuter’s payments and benefits would have the estimated values reflected in the table below.

	Salary Continuation		Supplemental Executive Retirement Plan Benefit		Payment Under Executive Life Insurance Program		Payments Under Executive Supplemental LTD Program		Welfare Benefit Continuation		Payment of 2009 Target Cash Incentive Award		Value of Options Subject to Acceleration(1)	Value of Restricted Stock Subject to Acceleration(2)	Parachute Gross-up Payment
For Cause	—		$1,504,386	(3)	—		—		—		—		—		—
Voluntary Resignation (without Adverse Change)	—		1,504,386	(3)	—		—		—		—		—		—
Death	—		1,504,386	(3)	$1,450,000	(4)	—		—		—		—	$35,340	—
Disability	—		1,504,386	(3)	—		$543,765	(5)	—		—		—	35,340	—
Retirement	—		1,504,386	(3)	—		—		—		—		—	35,340	—
Without Cause or due to Adverse Change	$1,554,538	(6)	1,629,171	(7)	—		—		$38,136	(8)	—		—		—
Without Cause or due to Adverse Change after a Change in Control	3,886,347	(9)	1,846,915	(10)	—		—		95,317	(11)	—		—		—	(12)
Change in Control (with or without termination)	—		—		—		—		—		—	(13)	—	35,340	—

(1)	This amount represents the value of unvested stock options to purchase an aggregate of 117,867 shares of common stock, based on the difference between the exercise price of the options and $5.89, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised but currently all options are significantly under water.
(2)	This amount represents the value of unvested grants to receive an aggregate of 6,000 shares of common stock, based on $5.89, the closing price of our common stock on December 31, 2009. This amount does not include the value of the 25,000 Restricted Stock Units that were granted to Mr. Reuter on December 22, 2009 and that were structured to comply with the TARP Regulations and were not payable on December 31, 2009 as a result of the TARP Regulations.
(3)	This amount represents the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2009.
(4)	This amount represents the death benefit payable to Mr. Reuter under our Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $1,500,000, reduced by (ii) the death benefit payable to Mr. Reuter under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents the actuarial present value of the benefits that would become payable to Mr. Reuter under our Executive Supplemental LTD Program in the event of his termination due to disability on December 31, 2009.
(6)	This amount is equal to two times the average of the base compensation and annual bonuses received by Mr. Reuter with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 25,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(7)	This amount represents the sum of: (i) the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2009 including two additional years of service, such amount being $1,584,241; plus (ii) the present value of the benefit enhancement Mr. Reuter would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $44,930.

(8)	This amount represents our portion of the premium payments for 24 months of health, life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to five times the average of the base compensation and annual bonuses received by Mr. Reuter with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 25,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(10)	This amount represents the sum of: (i) the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2009 including five additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, such amount being $1,734,853; plus (ii) the present value of the benefit enhancement Mr. Reuter would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $112,062.
(11)	This amount represents our portion of the premium payments for 60 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	Our parachute gross-up analysis includes an assumption that Mr. Reuter’s non-compete commitments have a fair market value equal to $2,400,000, an amount determined by an independent appraisal in 2004. While we have not commissioned an updated appraisal since that time, we believe that in light of our growth and the growth of Mr. Reuter’s responsibilities and experience, an updated appraisal would yield an equal or greater value for those non-compete commitments. As long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we are not permitted to make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.
(13)	No cash incentive awards were paid for the fiscal year ending December 31, 2009. As required by the TARP Regulations, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our named executive officers and at least the next ten most highly compensated employees.

Assuming that the U.S. Treasury did not hold an equity or debt position in Susquehanna and one of the following events occurred on December 31, 2009, Mr. Hostetter’s payments and benefits would have the estimated values reflected in the table below.

	Salary Continuation		Supplemental Executive Retirement Plan Benefit		Payment Under Executive Life Insurance Program		Payments Under Executive Supplemental LTD Program		Welfare Benefit Continuation		Payment of 2009 Target Cash Incentive Award		Value of Options Subject to Acceleration(1)	Value of Restricted Stock Subject to Acceleration(2)	Parachute Gross-up Payment
For Cause	—		$98,806	(3)	—		—		—		—		—		—
Resignation (without Adverse Change)	—		98,806	(3)	—		—		—		—		—		—
Death	—		98,806	(3)	$719,282	(4)	—		—		—		—	$17,670	—
Disability	—		98,806	(3)	—		$581,267	(5)	—		—		—	17,670	—
Retirement	—		98,806	(3)	—		—		—		—		—	17,670	—
Without Cause or due to Adverse Change	$405,359	(6)	125,399	(7)	—		—		$10,128	(8)	—		—		—
Without Cause or due to Adverse Change after a Change in Control	1,216,078	(9)	182,864	(10)	—		—		30,370	(11)	—		—		—	(12)
Change in Control (with or without termination)	—		—		—		—		—		—	(13)	—	17,670	—

(1)	This amount represents the value of unvested stock options to purchase an aggregate of 57,147 shares of common stock, based on the difference between the exercise price of the options and $5.89, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised but currently all options are significantly under water.
(2)	This amount represents the value of unvested grants to receive an aggregate of 3,000 shares of common stock, based on $5.89, the closing price of our common stock on December 31, 2009. This amount does not include the value of the 15,000 Restricted Stock Units that were granted to Mr. Hostetter on December 22, 2009 and that were structured to comply with the TARP Regulations and were not payable on December 31, 2009 as a result of the TARP Regulations.
(3)	This amount represents the present value of Mr. Hostetter’s accrued SERP benefit as of December 31, 2009.
(4)	This amount represents the death benefit payable to Mr. Hostetter under our Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $769,282, reduced by (ii) the death benefit payable to Mr. Hostetter under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents the actuarial present value of the benefits that would become payable to Mr. Hostetter under our Executive Supplemental LTD Program in the event of his termination due to disability on December 31, 2009.
(6)	This amount is equal to one times the average of the base compensation and annual bonuses received by Mr. Hostetter with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(7)	This amount represents the sum of: (i) the present value of Mr. Hostetter’s accrued SERP benefit as of December 31, 2009 including one additional year of service, such amount being $108,074; plus (ii) the present value of the benefit enhancement Mr. Hostetter would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $17,325.
(8)	This amount represents our portion for the premium payments for 12 months of health, life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Hostetter with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.

(10)	This amount represents the sum of: (i) the present value of Mr. Hostetter’s accrued SERP benefit as of December 31, 2009 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, such amount being $131,368; plus (ii) the present value of the benefit enhancement Mr. Hostetter would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $51,496.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	Our parachute gross-up analysis includes an assumption that Mr. Hostetter’s non-compete commitments have a fair market value equal to $900,000, an amount determined by an independent appraisal in 2004. While we have not commissioned an updated appraisal since that time, we believe that in light of our growth and the growth of Mr. Hostetter’s responsibilities and experience, an updated appraisal would yield an equal or greater value for those non-compete commitments. As long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we are not permitted to make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.
(13)	No cash incentive awards were paid for the fiscal year ending December 31, 2009. As required by the TARP Regulations, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our named executive officers and at least the next ten most highly compensated employees.

Assuming that the U.S. Treasury did not hold an equity or debt position in Susquehanna and one of the following events occurred on December 31, 2009, Mr. Quick’s payments and benefits would have the estimated values reflected in the table below.

	Salary Continuation		Supplemental Executive Retirement Plan Benefit		Payment Under Executive Life Insurance Program		Payments Under Executive Supplemental LTD Program		Welfare Benefit Continuation		Payment of 2009 Target Cash Incentive Award		Value of Options Subject to Acceleration(1)	Value of Restricted Stock Subject to Acceleration(2)	Parachute Gross-up Payment
For Cause	—		$54,067	(3)	—		—		—		—		—		—
Resignation (without Adverse Change)	—		54,067	(3)	—		—		—		—		—		—
Death	—		54,067	(3)	$630,000	(4)	—		—		—		—	$17,670	—
Disability	—		54,067	(3)	—		—	(5)	—		—		—	17,670	—
Retirement	—		54,067	(3)	—		—		—		—		—	17,670	—
Without Cause or due to Adverse Change	$359,557	(6)	79,307	(7)	—		—		$9,432	(8)	—		—		—
Without Cause or due to Adverse Change after a Change in Control	1,078,672	(9)	134,366	(10)	—		—		28,309	(11)	—		—		—	(12)
Change in Control (with or without termination)	—		—		—		—		—		—	(13)	—	17,670	—

(1)	This amount represents the value of unvested stock options to purchase an aggregate of 57,147 shares of common stock, based on the difference between the exercise price of the options and $5.89, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised but currently all options are significantly under water.
(2)	This amount represents the value of unvested grants to receive an aggregate of 3,000 shares of common stock, based on $5.89, the closing price of our common stock on December 31, 2009. This amount does not include the value of the 15,000 Restricted Stock Units that were granted to Mr. Quick on December 22, 2009 and that were structured to comply with the TARP Regulations and would not be payable on December 31, 2009 as a result of the TARP Regulations.
(3)	This amount represents the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2009.
(4)	This amount represents the death benefit payable to Mr. Quick under our Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $680,000, reduced by (ii) the death benefit payable to Mr. Quick under the life insurance program generally available to all of our employees, such amount being $50,000.

(5)	Mr. Quick does not participate in our Executive Supplemental LTD Program as of December 31, 2009.
(6)	This amount is equal to one times the average of the base compensation and annual bonuses received by Mr. Quick with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(7)	This amount represents the sum of: (i) the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2009 including one additional year of service, such amount being $60,583; plus (ii) the present value of the benefit enhancement Mr. Quick would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $18,724.
(8)	This amount represents our portion of the premium payments for 12 months of health, life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Quick with respect to the three most recently completed calendar years (i.e., the years 2007–2009). For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(10)	This amount represents the sum of: (i) the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2009 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, such amount being $78,714; plus (ii) the present value of the benefit enhancement Mr. Quick would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $55,652.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	Our parachute gross-up analysis includes an assumption that Mr. Quick’s non-compete commitments have a fair market value equal to $900,000, an amount determined by an independent appraisal in 2004. While we have not commissioned an updated appraisal since that time, we believe that in light of our growth and the growth of Mr. Quick’s responsibilities and experience, an updated appraisal would yield an equal or greater value for those non-compete commitments. As long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we are not permitted to make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.
(13)	No cash incentive awards were paid for the fiscal year ending December 31, 2009. As required by the TARP Regulations, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our named executive officers and at least the next ten most highly compensated employees.

Eddie L. Dunklebarger

Termination Without Cause or Resignation Due to an Adverse Change. Mr. Dunklebarger’s employment may be terminated by us at any time without Cause or he may resign due to an Adverse Change, each defined substantially as described above with respect to Messrs. Reuter, Hostetter and Quick. Under either circumstance, Mr. Dunklebarger will be entitled to receive the following payments and/or benefits:

•	a $169,000 holdback payment related to Mr. Dunklebarger’s agreement to be bound by the restrictive covenants in his employment agreement;

•

bi-weekly compensation continuation payments for a period equal to the remainder of the term of employment in effect at the time of termination, equal to 1/26 of the “Base Salary,” currently defined as $500,000;

•

if applicable, the benefit accrued under all defined benefit plans, taking into account the $169,000 holdback payment as compensation for purposes of the applicable plan and increasing his years of benefit service under the applicable plan by one year;

•

continued coverage under our applicable health plan for Mr. Dunklebarger, his spouse and eligible dependents for a period of 18 months following termination of employment, subject to the requirement that Mr. Dunklebarger remit the employee portion of the premium cost associated with the coverage;

•

a lump-sum payment in an amount equal to 100% of the premium costs of COBRA continuation coverage for Mr. Dunklebarger, his spouse and eligible dependents, for a period commencing on the first day after the 18-month period and continuing until his attainment of age 65 (or the date Mr. Dunklebarger would have attained age 65 if he dies prior), at the COBRA rate in effect as of the expiration of the 18-month period and assuming a 10% increase in the amount of such COBRA coverage for the period (for purposes of this payment, dependents will only be taken into account until the earlier of the date they cease to be a dependent or Mr. Dunklebarger’s attainment of age 65);

•	a lump sum payment in an amount equal to 150% of our actual premium cost of providing group term life insurance coverage to Mr. Dunklebarger for the three-year period following the termination; and

•	payment for all accrued but unused vacation days.

Mr. Dunklebarger is bound by certain non-competition and non-solicitation covenants which extend for a period of three years following termination of employment.

Termination Due to Death, Disability, Retirement or Cause. In the event Mr. Dunklebarger terminates employment due to death, disability, retirement, or Cause, he will receive payment for his accrued and unpaid Base Salary through the date of the termination and, except in the case of his death, the continued health plan and COBRA coverage described above. In addition, except in the event of termination for Cause, we will pay Mr. Dunklebarger the $169,000 holdback payment.

Termination Following a Change in Control. In the event Mr. Dunklebarger’s employment is terminated without Cause or due to an Adverse Change following a Change in Control, in addition to the benefits described above, Mr. Dunklebarger will be entitled to the following:

•

payment of an amount equal to three times his Average Annual Compensation (defined substantially as described above with respect to Messrs. Reuter, Hostetter and Quick), payable in regular payroll installments over the three-year period following his termination; and

•

an additional benefit under the SERP defined substantially as described above with respect to Messrs. Hostetter and Quick assuming Mr. Dunklebarger remained continuously employed by us until the third anniversary of the Change in Control.

In order to receive any severance or termination payments or benefits described above, Mr. Dunklebarger is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Mr. Dunklebarger, as applicable, will receive a Parachute Gross-Up Payment which is defined substantially as described above with respect to Messrs. Reuter, Hostetter and Quick. In addition, upon a Change in Control, any incentive awards applicable to incentive program cycles in effect at the time of the Change in Control will become fully vested and payable at target levels, without regard to whether Mr. Dunklebarger remains employed by us and without regard to performance during the remainder of those incentive program cycles. However, as long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we shall not make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.

The “Change in Control” provisions of Mr. Dunklebarger’s employment agreements will be triggered upon the same events as described above with respect to Messrs. Reuter, Hostetter and Quick.

Salary Continuation Agreement

The Salary Continuation Agreement provides a supplemental retirement benefit to Mr. Dunklebarger as described in the section “Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger.”

As a result of the merger with Community Banks, Inc., a Change in Control occurred under the Salary Continuation Agreement and Mr. Dunklebarger is entitled to the full annual retirement benefit of $180,000, paid in consecutive equal monthly installments on the first day of each month beginning with the month following the month Mr. Dunklebarger reaches age 62 and continuing for a total period of 20 years. In the event Mr. Dunklebarger dies while employed with us, he will be entitled to have the full annual retirement benefit paid to his beneficiary in consecutive equal monthly installments for a total period of 20 years. In the event Mr. Dunklebarger dies after we have begun to make payments under the Salary Continuation Agreement, his beneficiary will receive the remaining benefits at the same time and in the same manner as they would have been paid had Mr. Dunklebarger survived.

If Mr. Dunklebarger dies after termination of employment but prior to the commencement of benefit payments, his beneficiary will receive benefit payments in the same amount and in the same manner as they would have been paid had Mr. Dunklebarger survived. In the event we terminate Mr. Dunklebarger for cause he will receive no benefits under the Salary Continuation Agreement.

Survivor Income Agreement

The Survivor Income Agreement provides a death benefit to Mr. Dunklebarger’s beneficiary as described in the section “Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger.”

As a result of the merger with Community Banks, Inc., a Change in Control occurred, and therefore, pursuant to the terms of the Survivor Income Agreement, we have agreed to maintain the Salary Continuation Agreement. If Mr. Dunklebarger voluntarily terminates his employment after reaching age 65 and completion of 10 years of service, or terminates his employment due to a Change in Control, the Survivor Income Agreement will automatically convert to a split-dollar insurance agreement, unless Mr. Dunklebarger elects otherwise, in which case Mr. Dunklebarger and his beneficiary will retain the rights to the proceeds of the policy as described in the section “Salary Continuation and Survivor Income Arrangements with Eddie Dunklebarger.”

Assuming that the U.S. Treasury did not hold an equity or debt position in Susquehanna and one of the following events occurred on December 31, 2009, Mr. Dunklebarger’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation		Salary Continuation Agreement(1)	Survivor Income Agreement(2)	Group Term Life Insurance Payment		Supplemental Executive Retirement Plan Benefit(3)		Welfare Benefit Continuation		Value of Options Subject to Acceleration(4)	Value of Restricted Stock Subject to Acceleration(5)	Parachute Gross-up Payment(6)
For Cause	—		—	—	—		$132,471	(3)	—		—	—	—
Resignation (without Adverse Change)	$169,000	(7)	$1,545,966	—	—		132,471	(3)	—		—	—	—
Death	169,000	(7)	1,545,966	$433,477	—		132,471	(3)	—		—	—	—
Disability	169,000	(7)	1,545,966	—	—		132,471	(3)	—		—	—	—
Retirement	169,000	(7)	1,545,966	—	—		132,471	(3)	—		—	—	—
Without Cause or due to Adverse Change	756,900	(8)	1,545,966	—	$5,184	(9)	168,225	(10)	$205,062	(11)	—	—	—
Without Cause or due to Adverse Change after a Change in Control	1,756,900	(12)	1,545,966	—	5,184	(9)	224,181	(13)	205,062	(11)	—	—	—
Change in Control (with or without termination)	169,000	(7)	1,545,966	—	—		—		—		—	—	—

(1)	Mr. Dunklebarger is entitled to this full annual retirement benefit of $180,000 paid in consecutive equal monthly installments on the first day of each month beginning with the month following the month Mr. Dunklebarger reaches age 62 and continuing for a total period of 20 years. This amount represents the present value of Mr. Dunklebarger’s full annual retirement benefits using a discount rate of 5.75%.
(2)	This amount is the value of the benefits as of December 31, 2009 under the Survivor Income Agreement that we assumed in connection with the merger with Community Banks, Inc.
(3)	This amount represents the present value of Mr. Dunklebarger’s accrued SERP benefit as of December 31, 2009.
(4)	This amount represents the value of unvested stock options to purchase an aggregate of 25,000 shares of common stock, based on the difference between the exercise price of the options and $5.89, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised but currently all options are significantly under water.
(5)	Mr. Dunklebarger owns no restricted shares of common stock as of December 31, 2009. Mr. Dunklebarger was granted 15,000 Restricted Stock Units on December 22, 2009 that were structured to comply with the TARP Regulations and would not be payable on December 31, 2009 as a result of the TARP Regulations.
(6)	Our parachute gross-up analysis does not include an assumption of value for Mr. Dunklebarger’s non-compete commitments because as of December 31, 2009 no independent appraisal has been conducted. As long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we are not permitted to make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.
(7)	This amount is the $169,000 holdback payment related to Mr. Dunklebarger’s agreement to be bound by the restrictive covenants in his employment agreement.
(8)	This amount is equal to the bi-weekly compensation continuation payments equal to 1/26 of Mr. Dunklebarger’s base salary, plus the holdback payment in the amount of $169,000. For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(9)	This amount represents an amount equal to 150% of our actual premium cost of providing group term life insurance coverage to Mr. Dunklebarger for a three-year period.
(10)	This amount represents the sum of: (i) the present value of Mr. Dunklebarger’s accrued SERP benefit as of December 31, 2009 including one additional year of service, such amount being $155,131; plus (ii) the present value of the benefit enhancement Mr. Dunklebarger would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $13,094.

(11)	This amount represents our portion of the premium payments for 18 months of health coverage for Mr. Dunklebarger, his spouse and his dependents, such amount being $14,145, plus a lump-sum payment in an amount equal to 100% of the premium costs for COBRA continuation coverage for a period commencing on the first day after the 18-month period and continuing until Mr. Dunklebarger reaches age 65, such amount being $190,917.
(12)	This amount is equal to three times Mr. Dunklebarger’s current salary, plus the holdback payment in the amount of $169,000. For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(13)	This amount represents the sum of: (i) the present value of Mr. Dunklebarger’s accrued SERP benefit as of December 31, 2009 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, such amount being $180,959; plus (ii) the present value of the benefit enhancement Mr. Dunklebarger would accrue under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $43,222.

Bernard A. Francis, Jr.

Termination Without Cause. Mr. Francis’ employment with us may be terminated by us at any time without Cause, which is defined substantially as described above with respect to the other executive officers. In such event, Mr. Francis shall be entitled to the following payments and/or benefits:

•

a lump-sum payment in an amount equal to Mr. Francis’s rate of “total compensation” (i.e., his base salary and annual bonus opportunity) in effect prior to any reduction which led to the termination, times the number of months otherwise remaining in the term of his employment agreement (Mr. Francis’s employment agreement contains an evergreen renewal provision that generally results in the remaining term of his employment agreement at any given time being at least 26 but not more than 38 months);

•	the pension benefits he would have accrued had he remained employed by us for the remainder of the term of his employment agreement; and

•

continued coverage and participation in our group term life insurance, disability insurance, accidental death and dismemberment insurance, and health insurance for the remainder of the term of his employment agreement.

Resignation (with Non-Compete Payments). In the event that Mr. Francis resigns his employment with us and we elect to make non-compete payments to Mr. Francis, then we will make monthly payments to Mr. Francis for a period not to exceed 12 months following the date of his termination, with each monthly payment equal to 1/12 of Mr. Francis’s base salary and bonus for the 12-month period immediately prior to the date of his termination; provided, however, that the non-compete payments shall be reduced by any payments of salary, bonus or similar payments received by Mr. Francis from any new employment that relates to the time periods for which the non-compete payments are made. We may elect to stop making non-compete payments to Mr. Francis at any time during the 12-month period.

Disability. If Mr. Francis becomes and continues to be permanently disabled, then Mr. Francis shall be entitled to:

•	payment of base salary for a period of not less than six months following the commencement of such permanent disability;

•

continued coverage and participation in our group term life insurance, disability insurance, accidental death and dismemberment insurance, and health insurance for a period of not less than six months following the commencement of such permanent disability; and

•	accelerated vesting of unvested stock options and restricted stock.

Death or Retirement. In the event of Mr. Francis’s termination of employment due to death or retirement, any unvested stock options or restricted stock shall immediately vest. In addition, in the event of Mr. Francis’s termination of employment due to retirement, he may exercise his stock options any time during the full term of the option, regardless of employment status.

Non-Renewal. We may elect not to renew the term of Mr. Francis’s employment. In the event that we elect not to renew the term of Mr. Francis’s employment and, as a result, Mr. Francis elects to resign, then Mr. Francis may be required to continue to perform his duties under his employment agreement for a period of up to three months. Additionally, we may elect, at our discretion, to require Mr. Francis to remain reasonably available to us for advice and consultation, for up to an additional nine months. In the event that we request Mr. Francis to remain available for advice and consultation, he will be entitled to all salary, bonus and benefits he would otherwise be entitled to receive for a commensurate period (reduced by any amounts he earns from other employment during that period). In the absence of our election of the advice and consultation period, Mr. Francis will not be entitled to any further salary, bonus or benefits by virtue of his resignation.

Change in Control. Mr. Francis may elect to resign his employment with the company if, within the 12-month period following a Change in Control, there occurs an “Adverse Change” (defined substantially as described above with respect to the other executive officers) in his circumstances.

In the event Mr. Francis terminates his employment under such circumstances, then Mr. Francis will be entitled to receive the same payments as described above in connection with a Termination without Cause. In addition, we may elect to bind Mr. Francis to a non-compete restriction by making payments to him, on the same basis as described under the heading “Resignation (with Non-Compete Payments)” for a period not to exceed the then remaining term of his employment agreement.

A Change in Control shall be deemed to have occurred upon the happening of any one or more of the following occurrences if, prior thereto, such occurrence has not received the approval of a majority of the disinterested members of the Board of Directors of Valley Forge and/or the Board:

•	a liquidation, dissolution or sale of substantially all the assets of Valley Forge and/or our assets;

•

any person becoming a beneficial owner of securities of Valley Forge and/or our securities representing more than 20% of the common stock of Valley Forge and/or our common stock or the combined voting power of Valley Forge’s and/or our then outstanding securities;

•

at least a majority of the Board of Valley Forge and/or the Board at any time does not consist of individuals who were elected, or nominated for election, by directors in office at the time of such election or nomination; or

•	Valley Forge and/or we merge or consolidate with another corporation, and is/are not the surviving corporation.

Non-Solicitation. Additionally, Mr. Francis is bound by a non-solicitation covenant for a period of two years following any termination of his employment.

Parachute Gross-Up Payment. Pursuant to the February 26, 2007 amendment to Mr. Francis’s employment agreement, Mr. Francis will be entitled to a Parachute Gross-Up Payment on the same terms as described above for the other executive officers. As long as the U.S. Treasury holds an equity or debt position in Susquehanna pursuant to the CPP, we are not permitted to make any golden parachute payments to our named executive officers and any of the next five most highly compensated employees. A “golden parachute payment” is any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.

Assuming that the U.S. Treasury did not hold an equity or debt position in Susquehanna and one of the following events occurred on December 31, 2009, Mr. Francis’s payments and benefits would have the estimated values reflected in the table below.

	Severance / Salary Continuation		Supplemental Executive Retirement Plan Benefit		Payment under Executive Life Insurance Program		Payments under Executive Supplemental LTD Program		Welfare Benefit Continuation		Value of Options Subject to Acceleration(1)	Value of Restricted Stock Subject to Acceleration(2)	Parachute Gross-up Payment
For Cause	—		$189,576	(3)	—		—		—		—	—	—
Resignation	—	(4)	189,576	(3)	—		—		—		—	—	—
Death	—		189,576	(3)	$750,000	(5)	—		—		—	—	—
Disability			189,576	(3)	—		$307,388	(6)	$12,570	(7)	—	—	—
Retirement	—		189,576	(3)	—		—		—		—	—	—
Non-Renewal	—	(8)	189,576	(3)	—		—		—	(9)	—	—	—
Without Cause	$1,238,700	(10)	260,968	(11)	—		—		75,434	(12)	—	—	—
Without Cause after a Change in Control	1,238,700	(10)	260,968	(11)	—		—		75,434	(12)	—	—	—	(13)
Due to Adverse Change after a Change in Control	1,238,700	(14)(10)	260,968	(11)	—		—		75,434	(12)	—	—	—	(13)
Change in Control (with or without termination)	—		—		—		—		—		—	—	—

(1)	This amount represents the value of unvested stock options to purchase an aggregate of 12,680 shares of common stock, based on the difference between the exercise price of the options and $5.89, the closing price of our common stock on December 31, 2009. The actual value realized will vary depending on the date the options are exercised but currently all options are significantly under water.
(2)	Mr. Francis owns no restricted shares of common stock as of December 31, 2009. Mr. Francis was granted 15,000 Restricted Stock Units on December 22, 2009 that were structured to comply with the TARP Regulations and would not be payable on December 31, 2009 as a result of the TARP Regulations.
(3)	This amount represents the present value of Mr. Francis’s accrued SERP benefit as of December 31, 2009.
(4)	Mr. Francis has no entitlement to severance or salary continuation under this circumstance, but, as described above, we may elect to purchase a non-compete commitment from him for a period not to exceed 12 months at a cost equal to his monthly total compensation of $34,408 (reduced by any amounts he earns from other employment during that month).
(5)	This amount represents the term life insurance proceeds payable upon the death of Mr. Francis under the life insurance policy provided by Valley Forge.
(6)	This amount represents the actuarial present value of the benefits that would become payable to Mr. Francis under the supplemental long-term disability policy provided by Valley Forge in the event of his termination due to disability on December 31, 2009.
(7)	This amount represents our portion of the premium payments for 6 months of health, life, accidental death and dismemberment, and disability coverage.
(8)	Mr. Francis has no entitlement to severance or salary continuation under this circumstance, but, as described above, we may elect to require Mr. Francis to remain reasonably available to us to provide advice and consultation for a period not to exceed 9 months at a monthly cost equal to his total compensation of $34,408 (reduced by any amounts he earns from other employment during that month).
(9)	Mr. Francis has no entitlement to welfare benefit continuation under this circumstance; however, as described above, in the event we elect to require Mr. Francis to remain reasonably available to us to provide advice and consultation, Mr. Francis is entitled to continue to receive health, life, accidental death and dismemberment, and disability coverage for the advice and consultation period, at an estimated monthly cost to us of $2,095.
(10)	This amount is equal to three times Mr. Francis’s rate of base salary and annual bonus opportunity in effect prior to termination. For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.
(11)

This amount represents the sum of: (i) the present value of Mr. Francis’s accrued SERP benefit as of December 31, 2009 including three additional years of service, such amount being $209,205; plus (ii) the present value of the benefit enhancement Mr. Francis would have accrued under our Cash Balance Pension Plan if such accrual were allowed under the terms of that plan, such amount being $51,763.
(12)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(13)	This amount assumes that the fair market value of any non-compete commitment by Mr. Francis is at least equal to the sum of the payments made in exchange for that commitment under his employment agreement. This amount also gives effect to the February 26, 2007 amendment to Mr. Francis’s employment agreement, which provides that in the event the imposition of the excise tax under Section 4999 of the Code could be avoided by the reduction of payments due to Mr. Francis by an amount of 10% or less, then the total of all such payments will be reduced to an amount $1.00 below the amount that would otherwise cause an excise tax to apply and no Parachute Gross-up Payment will be made.
(14)	This amount represents $1,238,700 as a severance payment. In addition (and as described above), we may elect, in our discretion, to purchase a non-compete commitment from him at a monthly cost equal to his monthly total compensation of $34,408 (reduced by any amounts he earns from other employment during that month) for a period not to exceed 36 months. For purposes of this calculation the value of the 15,000 Restricted Stock Units that were granted on December 22, 2009 and were structured to comply with the TARP Regulations are included in the severance calculations taking into account the value of the Restricted Stock Units on the date of grant based on the closing price per share on such date.

For All Named Executive Officers

Effect of Change in Control on Unvested Equity Awards. For each named executive officer, the occurrence of a Change In Control (as defined in the applicable equity plans) will cause the vesting of all otherwise unvested options and restricted stock to fully accelerate.

Death or Disability. In addition to the individual entitlements described above, upon death, Messrs. Reuter, Hostetter and Quick would be entitled to benefits under our Executive Life Insurance Program. Mr. Francis would be entitled to benefits under a separate life insurance program provided to him by Valley Forge. Mr. Dunklebarger would be entitled to benefits under a separate term life insurance program. Additionally, upon disability, each of Messrs. Reuter, Hostetter and Francis would be entitled to benefits under our Supplemental LTD Program. Mr. Francis would be entitled to benefits under a separate disability program provided to him by Valley Forge. Mr. Dunklebarger would be entitled to benefits under his Survivor Income Agreement. Each of these programs is discussed more fully above in the “Compensation Discussion and Analysis” section.

Director Compensation

In 2009, each of our Directors was compensated in accordance with the following fee schedule:

Annual Retainer — Board Member	$25,000
Annual Retainer — Chairperson — Audit Committee	$10,000
Annual Retainer — Chairperson — Compensation Committee	$7,000
Annual Retainer — Chairperson — Nominating and Corporate Governance Committee	$5,000
Board Meeting	$1,500
Committee Meeting	$1,200
Telephonic Board/Committee Meeting(1)	60% of the in-person meeting fee

(1)	Single topic teleconferences are not compensated.

In 2009, our Directors, except for Messrs. Reuter and Dunklebarger who do not receive any additional compensation for their roles as directors, earned the following compensation from Susquehanna:

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Stock Awards(3)	All Other Compensation(4)		Total
Anthony J. Agnone, Sr.	$44,440	$2,692	$8,770	$110		$56,012
Wayne E. Alter, Jr.	58,940	2,692	8,770	110		70,512
Peter DeSoto	37,000	2,692	8,770	110		48,572
Bruce A. Hepburn	67,940	2,692	8,770	110		79,512
Donald L. Hoffman	42,100	2,692	8,770	31,866	(5)	85,428
Guy W. Miller, Jr.	48,100	2,692	8,770	110		59,672
Michael A. Morello	50,740	2,692	8,770	110		62,312
Scott J. Newkam	48,100	2,692	8,770	111		59,673
E. Susan Piersol	39,400	2,692	8,770	110		50,972
M. Zev Rose	39,700	2,692	8,770	110		51,272
Christine Sears	46,900	2,692	8,770	110		58,472
James A. Ulsh	38,500	2,692	8,770	110		50,072
Dale M. Weaver	38,500	2,692	8,770	110		50,072
Roger V. Wiest, Sr.	48,300	2,692	8,770	110		59,872
William B. Zimmerman	16,417	2,692	8,770	110		27,989

(1)	Includes the following fees earned by each Director in 2009 for his or her service on the Board, as well as fees earned for service on any committee of the Board:

Name	Susquehanna Board Fees and Annual Retainer*	Susquehanna Committee Fees**
Anthony J. Agnone, Sr.	$37,000	$7,440
Wayne E. Alter, Jr.	38,500	20,440
Peter DeSoto	37,000	—
Bruce A. Hepburn	38,500	29,440
Donald L. Hoffman	38,500	3,600
Guy W. Miller	38,500	9,600
Michael A. Morello	38,500	12,240
Scott J. Newkam	38,500	9,600
E. Susan Piersol	37,000	2,400
M. Zev Rose	38,500	1,200
Christine Sears	38,500	8,400
James A. Ulsh	38,500	—
Dale M. Weaver	38,500	—
Roger V. Wiest, Sr.	38,500	9,800
William B. Zimmerman(6)	16,417	—

*	Includes an annual retainer in the amount of $25,000, which is payable in two installments, in January and July, of $12,500. Also includes payment for attendance at the Board’s strategic planning meeting.
**	Includes fees paid for any service on the Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Executive Committee, as well as any fees paid for being the Chairperson of any such committee.

Several of our Directors also serve on the Board of Directors of one or more of our subsidiaries and receive compensation from that subsidiary for his/her service to that company in 2009, as follows: Mr. Agnone: $8,280; Mr. Alter: $20,480; Mr. Hepburn: $30,840; Mr. Hoffman: $26,380; Mr. Miller: $8,880; Mr. Morello: $8,880; Mr. Newkam: $5,760; Ms. Piersol: $8,280; Mr. Rose: $40,980; Mr. Ulsh: $30,360; and Mr. Wiest: $30,680.

(2)	The amounts shown in this column reflect the grant date fair value of the award granted during the year, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnote 16 to our audited financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The grant date fair value of each option award granted to our Directors in 2009, calculated in accordance with FASB ASC Topic 718 was $0.8975, and is as follows:

•

On February 27, 2009, the Board of Directors approved discretionary grants of non-qualified stock options, vesting one-third on February 27, 2012, one-third on February 27, 2013, and one-third on February 27, 2014, to all non-employee members of the Board. The option grants were issued at the closing market price of our common stock on the date of grant which was $8.77 as reported on the Nasdaq Global Select Market.

As of December 31, 2009, our non-employee Directors had the following aggregate number of outstanding option awards:

Name	Aggregate Number of Outstanding Option Awards
Anthony J. Agnone, Sr.	6,000
Wayne E. Alter, Jr.	23,250
Peter DeSoto	6,000
Bruce A. Hepburn	18,750
Donald L. Hoffman	9,000
Guy W. Miller, Jr.	20,250
Michael A. Morello	12,000
Scott J. Newkam	6,000
E. Susan Piersol	16,500
M. Zev Rose	18,750
Christine Sears	6,000
James A. Ulsh	6,000
Dale M. Weaver	6,000
Roger V. Wiest, Sr.	23,250
William B. Zimmerman	23,250	(7)
(3)	On February 27, 2009, each non-employee member of the Board was granted 1,000 shares of restricted stock, vesting one-third on February 27, 2010, one-third on February 27, 2011, and one-third on February 27, 2012.
(4)	Represents the dollar value of dividends paid on the restricted stock during 2009.
(5)	Also includes the amount paid to Mr. Hoffman under an executive supplemental income plan assumed by Susquehanna pursuant to an acquisition.
(6)	Mr. Zimmerman attained the age of 72 prior to the 2009 annual meeting and pursuant to our Bylaws, he was no longer eligible to serve on the Board; accordingly, he did not stand for re-election at the 2009 annual shareholders’ meeting. Therefore, his fees reflect those earned from January 1, 2009 to May 8, 2009.
(7)	Mr. Zimmerman retired from Board service on May 8, 2009 and all previously unexercisable stock options immediately vested and thus all were exercisable at December 31, 2009.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for fiscal year 2009 were Anthony J. Agnone, Sr., Wayne E. Alter, Jr., Bruce A. Hepburn and Michael A. Morello. None of the members of the Compensation Committee were officers of the company during fiscal year 2009. At December 31, 2009, Mr. Alter was indebted to our banking subsidiary as described in the section “Certain Relationships and Related Transactions”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Holdings of Management

The number of shares of our common stock deemed to be beneficially owned by each person we know to be the beneficial owner of at least five percent of our common stock, each director, each executive officer named in the Summary Compensation Table in this Form 10-K, and all directors and executive officers as a group as of February 22, 2010, is set forth in the following table.

Name of Beneficial Owner	Number of Shares Owned(1)	Options Exercisable Within 60 days	Total Beneficial Ownership of Susquehanna Common Stock	Percent of Shares Outstanding
5% Shareholders

BlackRock Global Investors 400 Howard Street San Francisco, CA 94105	7,498,115	—	7,498,115	8.6%

Dimensional Fund Advisors, Inc. 6300 Bee Cave Road Austin, TX 78746	5,434,533	—	5,434,533	6.2%

Directors, Nominees for Director and Named Executive Officers

Anthony J. Agnone, Sr.(2)(3)	78,401	0	78,401	*
Wayne E. Alter, Jr.(2)	51,000	14,250	65,250	*
Peter DeSoto	119,745	0	119,745	*
Eddie L. Dunklebarger(4)	287,789	0	287,789	*
Bernard A. Francis, Jr.	12,814	12,046	24,860	*
Bruce A. Hepburn(2)(5)	16,849	9,750	26,599	*
Donald L. Hoffman(2)(6)	127,193	0	127,193	*
Drew K. Hostetter	27,299	49,229	76,528	*
Guy W. Miller, Jr.(7)	25,849	11,250	37,099	*
Michael A. Morello(8)	202,352	2,000	204,352	*
Scott J. Newkam(2)	8,409	0	8,409	*
E. Susan Piersol	5,000	7,500	12,500	*
Michael M. Quick	30,369	44,229	74,598	*
William J. Reuter	47,171	111,282	158,453	*
M. Zev Rose	38,000	9,750	47,750	*
Christine Sears(2)(9)	4,648	0	4,648	*
James A. Ulsh(2)(10)	31,933	0	31,933	*
Dale M. Weaver(11)	175,999	0	175,999	*
Roger V. Wiest, Sr.(2)	51,000	14,250	65,250	*
All Directors, Nominees and Executive Officers as a Group (29 individuals)	1,542,544	487,297	2,029,841	2.4%

*	Less than one percent

(1)	Unless otherwise indicated, shares shown as beneficially owned are held individually by the person indicated or jointly with the spouse or children living in the same household; individually by the spouse or children living in the same household; or as trustee, custodian or guardian for minor children living in the same household. Shareholding information for BlackRock Global Investors and Dimensional Fund Advisors, Inc. is based on information included in the Schedule 13G/A filed by it with the Securities and Exchange Commission. Shareholding information for our directors and officers is based on information contained in our records and on information received from each director and officer.
(2)	Nominee for one year term.
(3)	Mr. Agnone has sole beneficial ownership of 77,933 shares. Mr. Agnone’s wife has sole beneficial ownership of 468 shares.
(4)	Mr. Dunklebarger has sole beneficial ownership of 197,385 shares and shares beneficial ownership with his wife of 1,819 shares. Mr. Dunklebarger’s wife has sole beneficial ownership of 47,145 shares and his daughter has sole beneficial ownership of 550 shares. Mr. Dunklebarger holds 8,945 shares as custodian for his daughter. In addition, Mr. Dunklebarger holds 31,945 shares in a 401(k) plan.
(5)	Mr. Hepburn has sole beneficial ownership of 11,506 shares. In addition, he shares beneficial ownership of 4,218 shares which are held in a family trust. Mr. Hepburn disclaims beneficial ownership of 1,125 shares held by his mother-in-law.
(6)	Mr. Hoffman has sole beneficial ownership of 43,364 shares. Mr. Hoffman shares beneficial ownership of 800 shares held as custodian for grandchildren. Mr. Hoffman shares beneficial ownership of 6,155 shares held in a trust. In addition, 37,599 shares are held by Roy L. Hoffman & Sons, Inc., of which Mr. Hoffman is President, and 39,275 shares are held by Roy L. Hoffman & Sons, Inc. Profit Sharing Trust, of which Mr. Hoffman is trustee.
(7)	Mr. Miller has sole beneficial ownership of 25,464 shares. Mr. Miller’s wife has sole beneficial ownership of 385 shares.
(8)	Mr. Morello has sole beneficial ownership of 101,000 shares. Mr. Morello’s wife has sole beneficial ownership of 40,000 shares and 57,352 shares held as custodian for children. In addition, 4,000 shares are held by Stardust Development Company, LLC, of which Mr. Morello is the owner.
(9)	Ms. Sears has sole beneficial ownership of 1,000 shares. Ms. Sears’ shares beneficial ownership with her husband of 3,400 shares and Ms. Sears’ husband has sole beneficial ownership of 248 shares.
(10)	Mr. Ulsh has sole beneficial ownership of 22,745 shares and holds 8,490 shares in a 401(k) plan. Mr. Ulsh’s wife has sole beneficial ownership of 698 shares.
(11)	Mr. Weaver has sole beneficial ownership of 136,368 shares and shares beneficial ownership with his wife of 8,049 shares. Mr. Weaver’s wife has sole beneficial ownership of 27,103 shares. In addition, 1,493 shares are held by each of the D. Isley Irrevocable Trust, S. Rhea Irrevocable Trust and T. Weaver Irrevocable Trust, of which Mr. Weaver is trustee.

Equity Compensation Plan Information

The following table sets forth information regarding our 2005 Equity Compensation Plan and 1996 Equity Compensation Plan, our only compensation plans under which equity securities are authorized for issuance, as of December 31, 2009:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders:
2005 Equity Compensation Plan	1,633,760	21.07	1,712,353
1996 Equity Compensation Plan	829,061	21.61	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The table does not include information for equity compensation plans assumed in mergers. As of December 31, 2009, the only such equity compensation plans remaining were the stock purchase options of Community Banks, Inc. (collectively, the “Community Option Plans”). A total of 20,850 shares of common stock were issuable upon exercise of options granted under the Community Option Plans. The weighted-average exercise price of all options outstanding under the Community Option Plans at December 31, 2009, was $18.28. We cannot grant additional awards under these assumed plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Policies Regarding Related Person Transactions

We have adopted a written statement of policy (the “Policy”) with respect to Related Person Transactions, which is administered by our Audit Committee. Under the Policy, a “Related Person Transaction” is any transaction between Susquehanna or any of our subsidiaries and a Related Person not including any transactions available to all employees generally, transactions related solely to executive compensation (which require approval by the Compensation Committee), transactions involving less than $5,000 when aggregated with all similar transactions, or transactions that have received pre-approval by the Audit Committee as described below. A “Related Person” is any of our executive officers, directors or director nominees, any shareholder owning in excess of five percent (5%) of our stock or any controlled affiliate of such shareholder, any immediate family member of any of our executive officers or directors, and any entity in which any of the foregoing has a substantial ownership interest or control.

Pursuant to the Policy, a Related Person Transaction may only be consummated or may only continue if:

•

the Audit Committee approves or ratifies such transaction in accordance with the Policy, and the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; or

•	the transaction is approved by the disinterested members of the Board; and

•	the transaction, if it involves compensation, is also approved by our Compensation Committee.

Transactions with Related Persons, though not classified as Related Person Transactions by the Policy and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Certain Types of Transactions Pre-Approved by the Audit Committee

We are a diversified financial services institution that offers a variety of financial products to the public through our subsidiaries. Our Audit Committee has determined that offering such financial products to our Related Persons is beneficial and therefore has pre-approved the entrance by our subsidiaries into certain depository, loan, trust, lease, broker/dealer and investment advisory, insurance and risk management relationships with Related Person; provided that: (i) the terms and conditions of any transaction must be substantially similar to those made available to the general public or any of our other employees; and (ii) the transaction is one that the subsidiary would typically enter into as part of its ordinary business.

In addition to the pre-approval of transactions involving financial products we provide as part of our business, our Audit Committee also pre-approved: (i) any compensation, work-related reimbursement or benefits paid or provided to any of our employees or any of their affiliates who is a Related Person that is within our normal pay scale and which complies with our policies and procedures applicable to such compensation and benefits; (ii) any economic relationship between any of our directors (including his or her affiliated interests) and us or one of our subsidiaries that meets the de minimus exception set forth in Section IV.B.2 of our Code of Ethics; (iii) any legal representation provided by a law firm of which a member of our or an affiliate’s Board of Directors is a member or partner, provided (a) the legal representation is provided in connection with matters arising in the ordinary course of our subsidiary’s business; (b) the fees charged to us or our subsidiary do not exceed any fees that such law firm would charge to other similarly situated clients with which no member or partner of such law firm is affiliated; and (c) that without the prior approval of the Audit Committee, the total amount paid to such law firm by us or our subsidiaries does not exceed $120,000 per annum (which amount may be changed by resolution of the Audit Committee from time to time); and (iv) any contributions made to any charitable organizations, provided such contributions (a) are made in accordance with our policies and procedures regarding the same; and (b) do not exceed $100,000 per annum (which amount may be changed by resolution of the Audit Committee from time to time).

Though the foregoing types of transactions have been pre-approved by our Audit Committee and therefore may be entered into without review as set forth in the Policy, all transactions entered into with Related Persons are subject to disclosure if required by the applicable securities laws, rules and regulations.

Related Person Transactions for 2009

Certain of our directors and executive officers, including certain members of their immediate families and companies in which they are principal owners (more than 10%), entered into depository, trust, lease, broker/dealer and investment advisory, insurance and risk management services (“financial services arrangements”) with our subsidiaries. In accordance with our pre-approval policy described above, the terms and conditions of these transactions were substantially similar to those made available to the general public or any of our other employees, and were the types of transactions that our subsidiaries typically enter into as part of their ordinary business. At December 31, 2009, all of our directors and executive officers, either directly or indirectly, had one or more financial services arrangements with at least one of our subsidiaries.

Certain of our directors and executive officers, including certain members of their immediate families and companies in which they are principal owners (more than 10%), were also indebted to our banking subsidiary. In accordance with our pre-approval policy, all of these transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the company, and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2009, Messrs. Alter, DeSoto, Miller,

Rose, Ulsh, and Wiest and Ms. Piersol either directly or indirectly each had outstanding loans (in excess of $120,000). The total aggregate amount outstanding for these loans as of December 31, 2009 was $51,750,000. Each of these loans is performing in accordance with its terms.

Board Independence

The Board has determined that, except for Messrs. Reuter, Dunklebarger and Ulsh, all of its members are “independent” as defined under the listing standards for The NASDAQ Stock Market LLC. Mr. Reuter is our Chairman and Chief Executive Officer. Mr. Dunklebarger is our President and Chief Operating Officer. Mr. Ulsh is a shareholder in the law firm of Mette, Evans & Woodside. During 2007, Mette, Evans & Woodside was paid for legal services rendered in connection with the acquisition of Community Banks, Inc. which exceeded $200,000. The Board believes that the NASDAQ independence requirements contained in the listing standards provide the appropriate standard for assessing director independence and thus uses these requirements in assessing the independence of each of its members. In making its determination with respect to the independence of each Director, the Board did not consider any transactions by our Directors that are approved under our written statement of policy with respect to related-party transactions as more fully described in the section of this Form 10-K entitled “Certain Relationships and Related Transactions,” unless such transaction resulted in a per se independence disqualification under the NASDAQ independence rules.

Item 14. Principal Accountant Fees and Services

Independent Accountants

We engaged PricewaterhouseCoopers LLP (“PwC”), independent accountants, to audit our financial statements for the year ended December 31, 2009. We expect to engage PwC as our independent public accountants for the year 2010, subject to review and approval by the Audit Committee. Representatives of PwC are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they desire to do so. They are expected to be available to respond to appropriate questions from our shareholders.

Summary of Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee of the Board is responsible for the appointment, compensation and oversight of the work of the independent auditor. This responsibility includes, but is not limited to, evaluating the independence of the independent auditor in the performance of audit and non-audit related services to Susquehanna and pre-approving the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from Susquehanna. Accordingly, the Audit Committee has adopted, and the Board has ratified, a Pre-Approval Policy for Audit and Non-Audit Services (the “Policy”), which sets forth the procedures and the conditions pursuant to which services proposed for performance by the independent auditor may be pre-approved.

Proposed services either may be pre-approved without consideration of specific case-by-case services by the Audit Committee (“general pre-approval”); or require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches results in an effective and efficient procedure to pre-approve services performed by the independent auditor. Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent auditor are established annually by the Audit Committee.

The Audit Committee takes additional measures on an annual basis to meet its responsibility to oversee the work of the independent auditor and to assure the auditor’s independence from Susquehanna, such as reviewing a formal written statement from the independent auditor delineating all relationships between the independent auditor and Susquehanna, consistent with Independence Standards, and discussing with the independent auditor its methods and procedures for ensuring independence.

Fees Billed by Independent Accountants to Susquehanna

The aggregate fees billed to Susquehanna by PricewaterhouseCoopers LLP (“PwC”) for each of the fiscal years ended December 31, 2009 and 2008, respectively (all of which were approved by the Audit Committee), are set forth in the table below:

	For the Fiscal Year Ended December 31, 2009	For the Fiscal Year Ended December 31, 2008
Audit Fees(1)	$1,150,000	$1,150,000
Audit-Related Fees(2)	327,000	632,800
Tax Fees(3)	247,770	396,000
All Other Fees	—	—

(1)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2009	2008
Audits of Financial Statements	$710,000	$710,000
Audits of Financial Statements (Section 404)	300,000	300,000
Statutory Audits	55,000	55,000
Consents	10,000	10,000
Assistance with and Review of Documents Filed with the SEC	75,000	75,000
(2)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2009	2008
Accounting Consultations and Audits in Connection with Acquisitions	$0	$315,000
Attest Services Not Required by Statute or Regulation (primarily securitization-related)	62,000	169,800
Consultation Concerning Financial Accounting and Reporting	265,000	148,000
(3)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2009	2008
Tax Compliance	$141,150	$153,000
Tax Planning	73,500	125,000
Tax Advice	33,120	118,000

The Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of PwC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.11	9.375% Capital Securities Note is incorporated by reference to Exhibit 4.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.14	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.*

10.2	Form of Waiver of Senior Executive Officers is incorporated by reference to Exhibit 10.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna is incorporated by reference to Exhibit 10.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.4 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.5	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.3* of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.6	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.7

Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the

quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, is incorporated by reference to Exhibit 10.7 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.8 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.11	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.12	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.12 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.14	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is incorporated by reference to Exhibit 10.14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.15	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.17	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.18	Form of Notice to Executives Subject to Compensation Limitations under the American Recovery and Reinvestment Act of 2009, given to Susquehanna’s 25 most highly compensated employees, including its named executive officers, regarding certain restrictions on compensation, dated November 30, 2009, is attached hereto as Exhibit 10.18.*

10.19	Recoupment Policy with Respect to Incentive Awards (including Resolutions of the Board of Directors of Susquehanna amending certain incentive plans to incorporate such policy) is attached hereto as Exhibit 10.19.*

10.20	Description of the Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008. *

10.21	Description of discretionary grants of Restricted Stock Units to Susquehanna’s named executive officers on December 22, 2009 is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.* Form of Restricted Stock Unit Grant Agreement is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.*

10.22	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is incorporated by reference to Exhibit 10.21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.23	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.22 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.24	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.25	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

10.26	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.27	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is incorporated by reference to Exhibit 10.26 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.28	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.29	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.30	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.31	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.32	Director Compensation Schedule, effective January 1, 2009, is incorporated by reference to Exhibit 10.31 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.33	Description of grants of nonqualified stock options and restricted stock to Susquehanna’s non-employee directors is incorporated by reference to Exhibit 10.17 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.*

10.34	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.35	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is incorporated by reference to Exhibit 10.28 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.36	Description of Eddie L. Dunklebarger term life insurance policy is incorporated by reference to Exhibit 10.35 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.37	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy is available at www.susquehanna.net. Click on “Investor Relations, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.38	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.30 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tenth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.36 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Eleventh Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.38.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

(99)	Additional Exhibits

99.1	Principal Executive Officer TARP Certification. Filed herewith.

99.2	Principal Financial Officer TARP Certification. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. REUTER (William J. Reuter)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/S/ ANTHONY J. AGNONE, SR. (Anthony J. Agnone, Sr.)	Director	February 26, 2010

/S/ WAYNE E. ALTER, JR . (Wayne E. Alter, Jr.)	Director	February 26, 2010

(Peter DeSoto)	Director

/S/ EDDIE L. DUNKLEBARGER (Eddie L. Dunklebarger)	Director	February 26, 2010

/S/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 26, 2010

/S/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 26, 2010

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2009

[SIGNATURES CONTINUED]

/S/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	February 26, 2010

/S/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 26, 2010

/S/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 26, 2010

/S/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	February 26, 2010

/S/ M. ZEV ROSE (M. Zev Rose)	Director	February 26, 2010

/S/ CHRISTINE SEARS (Christine Sears)	Director	February 26, 2010

/S/ JAMES A. ULSH (James A. Ulsh)	Director	February 26, 2010

/S/ DALE M. WEAVER (Dale M. Weaver)	Director	February 26, 2010

/S/ ROGER V. WIEST (Roger V. Wiest)	Director	February 26, 2010

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing

(a	)	The following documents are filed as part of this report:

		(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b	)	Exhibits.

		(3)	3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

			3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

			3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

		(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

			4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

			4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

			4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

			4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

			4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit Numbers	Description and Method of Filing

		4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

		4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.11	9.375% Capital Securities Note is incorporated by reference to Exhibit 4.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

		4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		4.14	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

	(10)	Material Contracts.

		10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.* the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1

		10.2	Form of Waiver of Senior Executive Officers is incorporated by reference to Exhibit 10.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna is incorporated by reference to Exhibit 10.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

	10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.4 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.5	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.3* of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.6	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.7	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, is incorporated by reference to Exhibit 10.7 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.8	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.8 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.11	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.12	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.12 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

	10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.14	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is incorporated by reference to Exhibit 10.14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.15	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.17	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.18	Form of Notice to Executives Subject to Compensation Limitations under the American Recovery and Reinvestment Act of 2009, given to Susquehanna’s 25 most highly compensated employees, including its named executive officers, regarding certain restrictions on compensation, dated November 30, 2009, is attached hereto as Exhibit 10.18.*

	10.19	Recoupment Policy with Respect to Incentive Awards (including Resolutions of the Board of Directors of Susquehanna amending certain incentive plans to incorporate such policy) is attached hereto as Exhibit 10.19.*

	10.20	Description of the Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008. *

	10.21	Description of discretionary grants of restricted stock units to Susquehanna’s named executive officers on December 22, 2009 is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.* Form of Restricted Stock Unit Grant Agreement is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.*

	10.22	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is incorporated by reference to Exhibit 10.21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.23	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.22 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.24	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

Exhibit Numbers	Description and Method of Filing

	10.25	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

	10.26	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.27	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is incorporated by reference to Exhibit 10.26 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.28	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.29	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.30	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.31	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.32	Director Compensation Schedule, effective January 1, 2009, is incorporated by reference to Exhibit 10.31 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.33	Description of grants of nonqualified stock options and restricted stock to Susquehanna’s non-employee directors is incorporated by reference to Exhibit 10.17 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.*

	10.34	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.35	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is incorporated by reference to Exhibit 10.28 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.36	Description of Eddie L. Dunklebarger term life insurance policy is incorporated by reference to Exhibit 10.35 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

		10.37	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy is available at www.susquehanna.net. Click on “Investor Relations, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.38	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.30 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tenth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.36 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Eleventh Amendment to the 2002 Amended Servicing Agreement is attached hereto as Exhibit 10.38.

	(14)	Code of Ethics

		14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

	(21)	Subsidiaries of the registrant. Filed herewith.

	(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

		31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

	(32)	Section 1350 Certifications. Filed herewith.

	(99)	Additional Exhibits

		99.1	Principal Executive Officer Certification. Filed herewith.

Exhibit Numbers	Description and Method of Filing

	99.2	Principal Financial Officer Certification. Filed herewith.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.