Form 10-K/A
period 2009-12-31
SUSQUEHANNA BANCSHARES INC
filed 2010-03-03
CIK 700863

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2009 (the “original 2009 Form 10-K”).

This Form 10-K/A amends and restates in its entirety Item 7 of Part II of the original 2009 Form 10-K. The sole purpose of the amendment is to clarify that in Table 11—Construction, Land Development, and Other Land Loans—Portfolio Status, the Other Internally Monitored column of the table represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list and to revise the numbers included in that column of the table to exclude our non-accrual and past-due loans presented in the prior three columns of the table as defined in footnote 1 to the original 2009 Form 10-K. The original 2009 Form 10-K inadvertently included our non-accrual and past-due loans in the Other Internally Monitored column of the table. Other than the changes in Table 11, no other changes were reflected in the amendment and restatement of Item 7.

This Form 10-K/A only amends and restates Item 7 of Part II of the original 2009 Form 10-K and no other items in the original 2009 Form 10-K are amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the original 2009 Form 10-K or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original 2009 Form 10-K has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes Oxley Act of 2002.

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

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at December 31, 2009	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored(1)	Net Charge-offs(2)	Reserve(3)
	(dollars in thousands)
1-4 Family:
Construction	$259,781	23.3%	0.1%	0.0%	18.2%	18.8%	6.2%	6.3%
Land development	220,180	19.8	0.3	0.1	0.3	19.3	16.5	3.8
Raw land	12,673	1.1	0.0	0.0	0.1	17.9	0.0	3.4

	492,634	44.2	0.2	0.2	9.7	19.0	11.0	5.1

All Other:
Construction:
Investor	252,305	22.6	0.9	0.0	7.9	9.5	0.5	5.8
Owner-occupied	13,854	1.2	0.0	0.0	8.6	0.0	1.6	3.4
Land development:
Investor	295,407	26.6	0.1	0.0	8.3	23.3	0.3	4.1
Owner-occupied	10,456	0.9	0.0	0.0	0.0	13.2	0.0	3.6
Raw land:
Investor	49,178	4.4	12.8	0.0	7.7	20.0	3.2	3.2
Owner-occupied	875	0.1	0.0	0.0	27.9	0.0	0.0	3.9

	622,075	55.8	1.1	0.0	8.0	16.8	0.6	4.7

Total	$1,114,709	100.0	0.7	0.0	8.8	17.7	5.5	4.9

(1)	represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2009 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2009.

Table 12 - Construction, Land Development, and Other Land Loans - Collateral Locations

Category	Balance at December 31, 2009	Geographical Location by %
		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$259,781	49.0%	10.5%	37.4%	3.1%
Land development	220,180	51.8	6.3	34.6	7.3
Raw land	12,673	60.7	0.0	39.3	0.0

	492,634	50.6	8.3	36.2	4.9

All Other:
Construction:
Investor	252,305	12.0	22.1	61.6	4.3
Owner-occupied	13,854	73.0	14.9	8.1	4.0
Land development:
Investor	295,407	29.2	2.0	52.8	16.1
Owner-occupied	10,456	47.1	0.0	50.8	2.2
Raw land:
Investor	49,178	25.3	9.9	64.4	0.4
Owner-occupied	875	53.0	27.9	19.1	0.0

	622,075	23.2	11.1	56.2	9.5

Total	$1,114,709	35.3	9.9	47.4	7.5

Table 13 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at December 31, 2009	Global Debt Coverage Ratio Less than 1.1 Times(1)
	(dollars in thousands)
1-4 Family:
Construction	$259,781	47.4%
Land development	220,180	22.2
Raw land	12,673	1.9

	492,634	34.9

All Other:
Construction:
Investor	252,305	15.8
Owner-occupied	13,854	20.1
Land development:
Investor	295,407	25.7
Owner-occupied	10,456	18.4
Raw land:
Investor	49,178	50.4
Owner-occupied	875	51.9

	622,075	23.4

	$1,114,709	28.5

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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
William J. Reuter, Chairman of the Board and Chief Executive Officer

/s/ DREW K. HOSTETTER
Drew K. Hostetter, Executive Vice President, Treasurer and Chief Financial Officer

Dated: March 3, 2010

EXHIBIT INDEX

Exhibit Numbers		Description and Method of Filing

(a	)	The following documents are filed as part of this report:

		(1)	Financial Statements. See Item 8 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b	)	Exhibits.

		(3)	3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

			3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, is incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

			3.2	By-laws. Incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008.

		(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

			4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

			4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003 is incorporated by reference to Exhibit 4.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

			4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

			4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014 is incorporated by reference to Exhibit 4.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

			4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit Numbers	Description and Method of Filing

		4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein is incorporated by reference to Exhibit 4.3 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

		4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.2 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, is incorporated by reference to Exhibit 4.3 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.10	9.375% Capital Efficient Note is incorporated by reference to Exhibit 4.4 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

		4.11	9.375% Capital Securities Note is incorporated by reference to Exhibit 4.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

		4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, is incorporated by reference to Exhibit 4.1 of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		4.14	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

	(10)	Material Contracts.

		10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and of Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.* the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1

		10.2	Form of Waiver of Senior Executive Officers is incorporated by reference to Exhibit 10.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna is incorporated by reference to Exhibit 10.3 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

	10.4	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and William J. Reuter is incorporated by reference to Exhibit 10.4 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.5	Employment Agreement, dated November 16, 2007, between Susquehanna and Eddie L. Dunklebarger is incorporated by reference to Exhibit 10.3* of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.6	Employment Agreement, as amended and restated effective dated January 1, 2009, between Susquehanna and Drew K. Hostetter is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.7	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr. is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007 is incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, is incorporated by reference to Exhibit 10.7 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.8	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick is incorporated by reference to Exhibit 10.8 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné is incorporated by reference to Exhibit 10.9 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr. is incorporated by reference to Exhibit 10.10 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.11	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert is incorporated by reference to Exhibit 10.11 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.12	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd is incorporated by reference to Exhibit 10.12 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

	10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever is incorporated by reference to Exhibit 10.13 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.14	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage is incorporated by reference to Exhibit 10.14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.15	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery is incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.17	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.18	Form of Notice to Executives Subject to Compensation Limitations under the American Recovery and Reinvestment Act of 2009, given to Susquehanna’s 25 most highly compensated employees, including its named executive officers, regarding certain restrictions on compensation, dated November 30, 2009 is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

	10.19	Recoupment Policy with Respect to Incentive Awards (including Resolutions of the Board of Directors of Susquehanna amending certain incentive plans to incorporate such policy) is incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

	10.20	Description of the Susquehanna Incentive Plan is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed March 4, 2008. *

	10.21	Description of discretionary grants of restricted stock units to Susquehanna’s named executive officers on December 22, 2009 is incorporated by reference to Item 5.02 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.* Form of Restricted Stock Unit Grant Agreement is incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed December 24, 2009.*

	10.22	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, is incorporated by reference to Exhibit 10.21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.23	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.22 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.24	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement are incorporated by reference to Exhibit 10(v) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

Exhibit Numbers	Description and Method of Filing

	10.25	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, is incorporated by reference to Exhibit 10.18 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

	10.26	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, is attached incorporated by reference to Exhibit 10.19 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.27	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, is incorporated by reference to Exhibit 10.26 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.28	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp. are incorporated by reference to Exhibit 10.15 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.29	Susquehanna’s 2005 Equity Compensation Plan is incorporated by reference to Exhibit 10.16 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.30	Susquehanna’s Equity Compensation Plan is incorporated by reference to Exhibit 10.17 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.31	Community Banks, Inc. 1998 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.32	Director Compensation Schedule, effective January 1, 2009, is incorporated by reference to Exhibit 10.31 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.33	Description of grants of nonqualified stock options and restricted stock to Susquehanna’s non-employee directors is incorporated by reference to Exhibit 10.17 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.*

	10.34	Community Banks, Inc. Directors Stock Option Plan is incorporated by reference to Exhibit 99.2 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.35	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, is incorporated by reference to Exhibit 10.28 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.36	Description of Eddie L. Dunklebarger term life insurance policy is incorporated by reference to Exhibit 10.35 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

		10.37	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy is available at www.susquehanna.net. Click on “Investor Relations, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.38	2002 Amended Servicing Agreement dated January 1, 2002 between Boston Service Company, Inc. t/a Hann Financial Service Corp. and Auto Lenders Liquidation Center, Inc. is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. First Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10(vi) of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. Second Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.6 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Third Amendment to the 2002 Amended Servicing Agreement and Fourth Amendment to the 2002 Amended Servicing Agreement are incorporated by reference to Exhibit 10.6 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. Fifth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.8 of Susquehanna’s Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2005. Sixth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.25 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Seventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.2 of Susquehanna’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2006. Eighth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ninth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.30 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tenth Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.36 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Eleventh Amendment to the 2002 Amended Servicing Agreement is incorporated by reference to Exhibit 10.38 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	(14)	Code of Ethics

		14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

	(21)	Subsidiaries of the registrant is incorporated by reference to Exhibit 21 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	(23)	Consent of PricewaterhouseCoopers LLP is incorporated by reference to Exhibit 23 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

		31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

	(32)	Section 1350 Certifications are incorporated by reference to Exhibit 32 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	(99)	Additional Exhibits

		99.1	Principal Executive Officer Certification is incorporated by reference to Exhibit 99.1 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Exhibit Numbers	Description and Method of Filing

	99.2	Principal Financial Officer Certification is incorporated by reference to Exhibit 99.2 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

(c)	Financial Statement Schedule. None Required.