Form 10-Q
period 2010-03-31
SUSQUEHANNA BANCSHARES INC
filed 2010-05-06
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

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

Yes  ☐    No   ☒

As of April 30, 2010, there were 129,645,084 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands, except share data)
Assets
Cash and due from banks	$318,678	$203,240	$237,114
Unrestricted short-term investments	69,718	87,966	123,001

Cash and cash equivalents	388,396	291,206	360,115
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	7,631	0	0
Restricted short-term investments	100	154	50
Securities available for sale	1,769,939	1,866,346	1,842,063
Securities held to maturity (fair values approximate $8,865; $8,921; and $9,092)	8,865	8,921	9,092
Loans and leases, net of unearned income	9,721,583	9,827,279	9,766,063
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	240,083	0	0
Less: Allowance for loan and lease losses	178,819	172,368	132,164

Net loans and leases	9,782,847	9,654,911	9,633,899

Premises and equipment, net	164,691	165,529	172,186
Foreclosed assets	20,697	24,292	13,216
Accrued income receivable	36,700	36,127	41,307
Bank-owned life insurance	356,480	355,373	355,233
Goodwill	1,018,031	1,018,031	1,017,586
Intangible assets with finite lives	41,130	43,513	51,389
Other assets	184,409	224,859	237,064

Total Assets	$13,779,916	$13,689,262	$13,733,200

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,287,303	$1,261,208	$1,242,979
Interest-bearing demand	3,472,338	3,262,812	2,780,871
Savings	772,794	743,687	731,166
Time	2,473,863	2,540,805	2,976,434
Time of $100 or more	1,305,994	1,165,851	1,408,350

Total deposits	9,312,292	8,974,363	9,139,800
Short-term borrowings	277,205	1,040,703	898,198
FHLB borrowings	898,244	1,023,817	1,060,626
Long-term debt	176,045	176,050	176,255
Junior subordinated debentures	322,469	272,324	271,927
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	232,382	0	0
Accrued interest, taxes, and expenses payable	46,414	47,688	57,116
Deferred taxes	74,298	87,981	90,851
Other liabilities	142,360	85,255	105,164

Total Liabilities	11,481,709	11,708,181	11,799,937

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 300,000 at March 31, 2010; December 31, 2009; and March 31, 2009	292,797	292,359	291,115
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 129,645,084 at March 31, 2010; 86,473,612 at December 31, 2009; and 86,242,003 at March 31, 2009	259,290	172,947	172,484
Additional paid-in capital	1,298,934	1,057,305	1,055,809
Retained earnings	474,811	478,167	493,503
Accumulated other comprehensive loss, net of taxes of $14,875; $10,606; and $42,887, respectively	(27,625)	(19,697)	(79,648)

Total Shareholders’ Equity	2,298,207	1,981,081	1,933,263

Total Liabilities and Shareholders’ Equity	$13,779,916	$13,689,262	$13,733,200

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Interest Income:
Loans and leases, including fees	$136,229	$137,019
Securities:
Taxable	14,029	19,620
Tax-exempt	3,690	3,682
Dividends	974	962
Short-term investments	34	287

Total interest income	154,956	161,570

Interest Expense:
Deposits:
Interest-bearing demand	5,425	6,818
Savings	286	720
Time	22,722	39,697
Short-term borrowings	758	1,065
FHLB borrowings	9,635	10,060
Long-term debt	7,839	7,940

Total interest expense	46,665	66,300

Net interest income	108,291	95,270
Provision for loan and lease losses	45,000	35,000

Net interest income, after provision for loan and lease losses	63,291	60,270

Noninterest Income:
Service charges on deposit accounts	8,069	9,549
Vehicle origination, servicing, and securitization fees	1,597	2,086
Asset management fees	7,113	5,969
Income from fiduciary-related activities	1,805	1,725
Commissions on brokerage, life insurance, and annuity sales	1,661	1,673
Commissions on property and casualty insurance sales	3,403	3,817
Income from bank-owned life insurance	1,290	1,637
Net gain on sale of loans and leases	1,967	1,697
Net realized gain on sales of securities	6,593	24
Other-than-temporary impairment of securities related to credit losses	(557)	0
Other	5,741	14,043

Total noninterest income	38,682	42,220

Noninterest Expenses:
Salaries and employee benefits	48,134	47,564
Occupancy	9,841	9,488
Furniture and equipment	3,678	3,751
Advertising and marketing	2,781	2,195
FDIC insurance	4,209	6,044
Amortization of intangible assets	2,383	2,655
Vehicle lease disposal	3,328	2,979
Other	19,950	20,152

Total noninterest expenses	94,304	94,828

Income before income taxes	7,669	7,662
Provision for income taxes	166	1,637

Net Income	7,503	6,025
Preferred stock dividends and accretion	4,188	4,165

Net Income Applicable to Common Shareholders	$3,315	$1,860

Earnings per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Cash dividends per common share	$0.01	$0.26
Average common shares outstanding:
Basic	94,591	86,152
Diluted	94,609	86,156

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,503	$6,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,207	6,510
Provision for loan and lease losses	45,000	35,000
Realized gain on available-for-sale securities, net	(6,036)	(24)
Deferred income taxes	(5,514)	106
Gain on sale of loans and leases	(1,967)	(1,697)
Loss on sale of foreclosed assets	893	252
Mortgage loans originated for sale	(62,364)	(79,290)
Proceeds from sale of mortgage loans originated for sale	65,939	71,499
Loans and leases originated/acquired for sale, net of payments received	(31,323)	(44,663)
Payments received on leases transferred from held for sale to held for investment	21,850	17,040
Increase in cash surrender value of bank-owned life insurance	(1,107)	(1,462)
Decrease (increase) in accrued interest receivable	93	(821)
Increase (decrease) in accrued interest payable	1,473	(1,335)
(Decrease) increase in accrued expenses and taxes payable	(2,783)	3,325
Other, net	3,242	23,454

Net cash provided by operating activities	41,106	33,919

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(40)	164
Activity in available-for-sale securities:
Sales	150,496	218
Maturities, repayments, and calls	201,742	111,973
Purchases	(192,911)	(70,758)
Net decrease (increase) in loans and leases	79,510	(97,021)
Cash flows received from retained interests	0	4,046
Proceeds from sale of foreclosed assets	7,128	2,202
Additions to premises and equipment, net	(2,770)	(2,862)

Net cash provided by (used in) investing activities	243,155	(52,038)

Cash Flows from Financing Activities:
Net increase in deposits	337,929	73,307
Net decrease in short-term borrowings	(763,498)	(12,021)
Net decrease in short-term FHLB borrowings	(100,000)	0
Proceeds from long-term FHLB borrowings	0	0
Repayment of long-term FHLB borrowings	(25,048)	(15,528)
Proceeds from issuance of long-term debt	47,749	0
Repayment of long-term debt	(7,559)	(29)
Proceeds from issuance of common stock	327,972	689
Cash dividends paid	(4,616)	(25,031)

Net cash (used in) provided by financing activities	(187,071)	21,387

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	97,190	3,268
Cash and cash equivalents at January 1	291,206	356,847

Cash and cash equivalents at March 31	$388,396	$360,115

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$45,191	$67,635
Income tax (refunds) payments	(140)	961
Supplemental Schedule of Noncash Activities
Interest-bearning deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	$7,537	$0
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	248,333	0
Real estate acquired in settlement of loans	4,919	5,493
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	239,936	0
Securities purchased not settled	50,000	0
Accretion of preferred stock discount	438	415
Home equity line of credit loans transferred from held for sale to held for investment	434,897	0
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	(5,805)	0
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	(6,922)	0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	$(85,310)	$1,945,918

Comprehensive income:
Net income					6,025		6,025
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $16						7,693	7,693
Change in unrealized gain on recorded interests in securitized assets, net of taxes						2,112	2,112
Change in unrealized loss on cash flow hedges, net of taxes						(4,143)	(4,143)

Total comprehensive income							11,687

Common stock and options issued under employee benefit plans		67,748	135	554			689
Accretion of discount on preferred stock	415				(415)		—
Cash dividends paid on preferred stock					(2,625)		(2,625)
Cash dividends paid on common stock ($0.26 per share)					(22,406)		(22,406)

Balance at March 31, 2009	$291,115	86,242,033	$172,484	$1,055,809	$493,503	$(79,648)	$1,933,263

Balance at January 1, 2010	$292,359	86,473,612	$172,947	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities					(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income					7,503		7,503
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,923						6,058	6,058
Change in unrealized loss on cash flow hedges, net of taxes						(7,064)	(7,064)

Total comprehensive income							6,497

Issuance of common stock		43,125,000	86,250	241,091			327,341
Common stock and options issued under employee benefit plans		46,472	93	538			631
Accretion of discount on preferred stock	438				(438)		—
Cash dividends paid on preferred stock					(3,750)		(3,750)
Cash dividends paid on common stock ($0.01 per share)					(866)		(866)

Balance at March 31, 2010	$292,797	129,645,084	$259,290	$1,298,934	$474,811	$(27,625)	$2,298,207

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform with current period classifications. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended March 31, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 83 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In February 2010, FASB issued ASU 2010-10, Consolidation (Topic 810) - Amendments for Certain Investment Funds. These amendments defer the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. This ASU was effective January 1, 2010. Adoption of this guidance has not had a material impact on result of operations or financial condition.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09, among other things, removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. This ASU was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU has not had and will not have a material impact on results of operations or financial condition.

In June 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both ASUs were effective January 1, 2010. As a result of adopting this guidance, Susquehanna, as primary beneficiary, consolidated two securitization trusts. For additional information, refer to “Note 10. Securitization and Variable Interest Entities.”

Recently Issued Accounting Guidance.

In March 2010, FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives. This ASU provides amendments that clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This ASU will be effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In February 2010, FASB issued ASU 2010-08, Technical Corrections to Various Topics. While none of the provisions in the amendments in this ASU fundamentally change U.S. GAAP, certain clarifications to the guidance on embedded derivatives and hedging (FASC Subtopic 815-15) may cause a change in the application of that Subtopic. This ASU will be effective for Susquehanna on April 1, 2010. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

2. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2010 and December 31, 2009, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010
Available-for-Sale:
U.S. Government agencies	$359,865	$4,176	$383	$363,658
Obligations of states and political subdivisions	329,348	12,922	800	341,470
Agency residential mortgage-backed securities	651,779	19,413	87	671,105
Non-agency residential mortgage-backed securities	157,150	73	27,674	129,549
Commercial mortgage-backed securities	99,146	4,284	0	103,430
Synthetic collateralized debt obligations	744	0	10	734
Other structured financial products	26,332	0	11,650	14,682
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,699	466	1,921	25,244

	1,771,130	41,334	42,525	1,769,939

Held-to-Maturity:
Other	4,560	0	0	4,560
State and municipal	4,305	0	0	4,305

	8,865	0	0	8,865

Total investment securities	$1,779,995	$41,334	$42,525	$1,778,804

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Available-for-Sale:
U.S. Government agencies	$366,065	$5,142	$188	$371,019
Obligations of states and political subdivisions	343,254	12,043	1,878	353,419
Agency residential mortgage-backed securities	661,755	19,813	1,386	680,182
Non-agency residential mortgage-backed securities	168,476	18	33,029	135,465
Commercial mortgage-backed securities	162,835	2,625	435	165,025
Synthetic collateralized debt obligations	1,301	30	0	1,331
Other structured financial products	26,294	0	10,975	15,319
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,597	302	2,380	24,519

	1,876,644	39,973	50,271	1,866,346

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,371	0	0	4,371

	8,921	0	0	8,921

Total investment securities	$1,885,565	$39,973	$50,271	$1,875,267

At March 31, 2010 and December 31, 2009, investment securities with carrying values of $1,190,961 and $1,344,858, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, and residential and commercial mortgage-backed securities, at March 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$60,102	$61,415
After one year but within five years	217,760	222,550
After five years but within ten years	223,954	228,009
After ten years	1,122,548	1,112,654

	1,624,364	1,624,628

Securities held to maturity:
Within one year	$0	$0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,865	8,865

	8,865	8,865

Total debt securities	$1,633,229	$1,633,493

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Three Months Ended March 31,
	2010		2009
	Available- for- Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$6,627	$0	$24	$0
Gross losses	(34)	0	0	0
Other-than-temporary impairment	(557)	0	0	0

Net gains	$6,036	$0	$24	$0

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

March 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$93,726	$383	$0	$0	$93,726	$383
Obligations of states and political subdivisions	1,416	7	36,037	793	37,453	800
Agency residential mortgage-backed securities	41,027	87	0	0	41,027	87
Non-agency residential mortgage-backed securities	0	0	126,844	27,674	126,844	27,674
Synthetic collateralized debt obligations	190	10	0	0	190	10
Other structured financial products	0	0	14,682	11,650	14,682	11,650
Other equity securities	0	0	3,192	1,921	3,192	1,921

	$136,359	$487	$180,755	$42,038	$317,114	$42,525

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$14,813	$188	$0	$0	$14,813	$188
Obligations of states and political subdivisions	45,348	554	31,637	1,324	76,985	1,878
Agency residential mortgage-backed securities	157,762	1,386	0	0	157,762	1,386
Non-agency residential mortgage-backed securities	89	7	130,579	33,022	130,668	33,029
Commercial mortgage-backed securities	0	0	43,498	435	43,498	435
Other structured financial products	0	0	15,319	10,975	15,319	10,975
Other equity securities	24	29	2,727	2,351	2,751	2,380

	$218,036	$2,164	$223,760	$48,107	$441,796	$50,271

Non-agency residential mortgage-backed securities (16 of the 18 securities are in a loss position). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Loans and Leases

Loans and Leases, net of unearned income

	March 31, 2010		December 31, 2009
Commercial, financial, and agricultural	$1,972,147		$2,050,110
Real estate - construction	1,083,596		1,114,709
Real estate secured - residential	2,618,257		2,369,380
Real estate secured - commercial	3,035,248		3,060,331
Consumer	507,413		482,266
Leases	745,005		750,483

Total loans and leases	$9,961,666		$9,827,279

Nonaccrual loans and leases	$247,663		$219,554
Loans and leases contractually past due 90 days and still accruing	20,412		14,820
Troubled debt restructurings	55,038		58,244
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	0	(1)	403,574

(1)	During the first quarter of 2010, Susquehanna concluded that, due to recent changes in U.S. GAAP and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be sold and securitized. Therefore, on March 31, 2010, Susquehanna transferred $434,897 of home equity line of credit loans held for sale to held for investment.

Net investment in direct financing leases was as follows:

	March 31, 2010	December 31, 2009
Minimum lease payments receivable	$484,966	$492,664
Estimated residual value of leases	334,800	335,003
Unearned income under lease contracts	(74,761)	(77,184)

Total leases	$745,005	$750,483

Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2010	2009
Balance - Beginning of period	$172,368	$113,749
Additions	45,000	35,000

	217,368	148,749

Charge-offs	(42,344)	(19,019)
Recoveries	3,795	2,434

Net charge-offs	(38,549)	(16,585)

Balance - Period end	$178,819	$132,164

Impaired Loans

An analysis of impaired loans, as of March 31, 2010 and December 31, 2009, is as follows:

	March 31, 2010	December 31, 2009
Impaired loans without a related reserve	$187,855	$118,887
Impaired loans with a reserve	65,659	130,460

Total impaired loans	$253,514	$249,347

Reserve for impaired loans	$29,249	$35,030

An analysis of impaired loans for the three months ended March 31, 2010 and 2009, is as follows:

	Three Months Ended March 31,
	2010	2009
Average balance of impaired loans	$271,878	$126,422
Interest income on impaired loans (cash-basis)	1,462	1,149

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

Goodwill assigned to the bank reporting unit at both March 31, 2010 and December 31, 2009 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna uses three key ratios to measure goodwill of the bank reporting unit for impairment: price to earnings, price to book, and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna predominantly uses the price to tangible book ratio, with little consideration given to the price to earnings ratio due to the stress in the current economic environment. The following table shows the ratios used at March 31, 2010 and December 31, 2009.

Ratio	March 31, 2010	December 31, 2009
Price to book	1.42X	1.42X
Price to tangible book	1.62X	1.62X
Price to earnings	25X	25X

Fair value of the bank reporting unit exceeded carrying value by 5.7% and 3.1% at March 31, 2010 and December 31, 2009, respectively.

Goodwill assigned to the wealth management reporting unit at both March 31, 2010 and December 31 2009 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market multiples approach and the income approach. The income approach measures the value of the reporting unit based on a discount rate to determine the present value of the reporting unit’s future economic benefit over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses. In keeping with the investment community’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at March 31, 2010 and December 31, 2009.

Factors	March 31, 2010	December 31, 2009
Discount rate	17.5%	17.5%
Weighted increase in revenues	6%	6%
Weighted increase in expenses	5%	5%

Fair value of the wealth management reporting unit exceeded carrying value by 56.8% and 41.8% at March 31, 2010 and December 31, 2009, respectively.

NOTE 5. Borrowings

Short-term borrowings	March 31, 2010	December 31, 2009
Securities sold under repurchase agreements	$269,905	$333,803
Federal funds purchased	0	200,000
Treasury tax and loan notes	7,300	6,900
Federal Reserve term auction facility	0	500,000

Total short-term borrowings	$277,205	$1,040,703

11% Junior Subordinated Deferrable Interest Debentures, Series II

On March 16, 2010, Susquehanna Capital II, a Delaware statutory trust, sold to the public $50,000 aggregate principal amount of 11% Cumulative Trust Preferred Securities, Series II and used the proceeds from those sales to fund its purchase of $50,010 of 11% Junior Subordinated Deferrable Interest Debentures, Series II issued by Susquehanna. The subordinated debentures are unsecured and rank equally in right of payment with Susquehanna’s existing series of junior subordinated debt securities. Interest on the subordinated debentures is payable semi-annually in arrears on each March 23 and September 23, beginning September 23, 2010, unless Susquehanna defers payment. Susquehanna may elect to redeem any or all of the subordinated debentures at any time on or after March 23, 2015. The maturity date of the subordinated debentures is March 23, 2040.

NOTE 6. Common Stock

        On March 15, 2010, Susquehanna completed an offering of 43,125 shares of its common stock, par value $2.00 per share, at a public offering price of $8.00 per share. Proceeds from the offering, net of underwriting discounts and commissions of $17,250 and expenses of $409, totaled $327,341.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010			2009
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income applicable to common shareholders	$3,315	94,591	$0.04	$1,860	86,152	$0.02
Effect of Diluted Securities:
Stock options and restricted shares outstanding		18			4

Diluted Earnings per Share:
Income applicable to common shareholders and assuming conversion	$3,315	94,609	$0.04	$1,860	86,156	$0.02

For the three months ended March 31, 2010 and 2009, average options to purchase 2,447 and 2,358 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended March 31, 2010 and 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$1,401	$1,716	$33	$30	$191	$128
Interest cost	1,589	1,418	73	63	193	162
Expected return on plan assets	(2,437)	(1,892)	0	0	0	0
Amortization of prior service cost	6	4	29	29	16	23
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	595	626	25	16	0	0
Curtailments/settlements	0	204	0	0	0	0

Net periodic benefit cost	$1,154	$2,076	$160	$138	$428	$341

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $124 to its pension plans and $290 to its other postretirement benefit plan in 2010. As of March 31, 2010, $31 of contributions have been made to its pension plans, and $73 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $93 to fund its pension plan in 2010, for a total of $124, and $217 to its other postretirement benefit plan, for a total of $290.

Changes to Susquehanna’s Retirement Program

On February 24, 2009, Susquehanna notified its employees that changes were going to be made to the retirement program, effective July 1, 2009. The changes affected three groups of Susquehanna employees differently – employees for whom there were no retirement program changes, employees for whom the cash balance plan was “frozen,” and employees who were not yet eligible to participate in the plan, and who will not be eligible in the future.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 9. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Susquehanna is exposed to certain risks arising from both its business operations and economic conditions, and principally manages its exposures through management of its core business activities. Susquehanna manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Susquehanna enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Susquehanna’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to certain variable-rate liabilities. Susquehanna also has derivatives that are a result of a service it provides to certain qualifying customers, and therefore, are not used to manage interest-rate risk in its assets or liabilities. Susquehanna manages a matched book with respect to its derivative instruments offered as a part of this service to it customers in order to minimize its net exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of March 31, 2010, Susquehanna had eight interest rate swaps with an aggregate notional amount of $640,992 that were designated as cash flow hedges of interest-rate risk. Two of these interest rate swaps, with notional amounts of $51,304 and $39,688 and fair values of $313 and ($2,237) , respectively, relate to the consolidated variable interest entities.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first quarter of 2010, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the quarter ended March 31, 2010, Susquehanna recognized $392 in other expenses relating to the ineffectiveness of two cash flow hedges of consolidated variable interest entities.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During 2010, Susquehanna estimates that $7,580 will be reclassified as an increase to interest expense.

Non-designated Hedges

Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings. Additionally, Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers. Susquehanna executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party to minimize Susquehanna’s net risk exposure resulting from those transactions. At March 31, 2010, Susquehanna had eighty-six derivative transactions related to this program with an aggregate notional amount of $607,595. For the quarter ended March 31, 2010, Susquehanna recognized a net loss of $554 related to changes in fair value of the derivatives in this program. For the quarter ended March 31, 2009, Susquehanna recognized a net gain of $295 related to changes in fair value of the derivatives in this program.

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

if Susquehanna fails to maintain a specified minimum leverage ratio, then Susquehanna could be declared in default on its derivative obligations;

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

At March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments, related to these agreements was $19,341. At March 31, 2010, Susquehanna has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $12,370. If Susquehanna had breached any of the above provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

	Fair Values of Derivative Instruments March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$313	Other liabilities	$6,609
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	14,290	Other liabilities	14,346

Total derivatives		$14,603		$20,955

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,956	Other liabilities	$408
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	13,781	Other liabilities	13,282

Total derivatives		$20,737		$13,690

The Effect of Derivative Instruments on the Statement of Income

	Amount of Loss Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
Derivatives in cash flow hedging relationships	Three months ended March 31, 2010
			March 31, 2010		March 31, 2010
Interest rate contracts:	$(7,064)	Interest expense	$(367)	Other expense	$392

		Amount of Loss Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments		Three months ended March 31, 2010
Interest rate contracts:	Other income	$(554)

	Amount of Loss Recognized in OCI	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three months ended March 31, 2009
Derivatives in cash flow hedging relationships			March 31, 2009
Interest rate contracts:	$(4,143)	Interest expense	$(135)

		Amount of Loss Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives
		Three months ended March 31, 2009
Derivatives not designated as hedging instruments
Interest rate contracts:	Other income	$295

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Note 10. Securitizations and Variable Interest Entities (“VIEs”)

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are, by definition, variable interest entities. Susquehanna performed an analysis to determine whether it has a controlling financial interest in these entities, and thus, as the primary beneficiary, would be required to consolidate the entities. An enterprise is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Susquehanna retained servicing responsibilities and interests in the VIEs. Susquehanna receives servicing fees and rights to cash flows remaining after the investors have received the return for which they contracted. Susquehanna, as servicer, has the ability to manage the entities’ assets that become delinquent to improve the economic performance of the entities. Therefore, Susquehanna meets the “power criterion.” In addition, through its ownership of the entities’ equity certificates, Susquehanna has the right to receive potentially significant or insignificant benefits. Therefore, Susquehanna meets the “losses/benefits criterion.” Since Susquehanna meets both criteria, it is the primary beneficiary of the VIEs and is required to consolidate them. Upon consolidation, Susquehanna removed retained interests of $23,705 and recorded interest-bearing deposits of $7,537, aggregate loans balances of $248,333, and long term-debt of $239,936 on January 1, 2010. In addition, Susquehanna recognized a cumulative-effect adjustment that reduced retained earnings by $5,805 and an adjustment that reduced accumulated other comprehensive income by $6,922. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna’s general credit for failure of debtors to pay when due.

2006 Transaction

In September 2006, Susquehanna securitized $349,403 of fixed-rate home mortgage loans and variable-rate line of credit loans. Susquehanna retained the right to service the loans and recorded a servicing asset of $2,334.

In this securitization, approximately 70.5% of the variable-rate loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to purchase the converted loans in excess of the 10% threshold until the total principal balance of the loans purchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the purchase of converted loans of the VIE would be remote. The maximum dollar amount of this purchase obligation at the cut-off date was $11,140, and its related fair value was considered to be de minimis.

2005 Transaction

In December 2005, Susquehanna securitized $239,766 of home equity line of credit loans. Susquehanna retained the right to service the loans and recorded a servicing asset of $1,289.

In this securitization, approximately 35.4% of the loans as of the cut-off date included a feature that permits the obligor to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio. Susquehanna is required to purchase the converted loans in excess of the 10% threshold until the total principal balance of the loans purchased by Susquehanna is equal to 10% of the original principal balance of the loans. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the purchase of converted loans of the VIE would be remote. The maximum dollar amount of this purchase obligation at the cut-off date was $23,980, and its related fair value was considered to be de minimis.

					For the Three Months Ended March 31,
	Principal Balance		Risk Assets(1)		Net Credit Losses (Recoveries)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	2010	2009
Loans and leases held in portfolio	$9,721,583	$9,827,279	$284,521	$258,667	$38,549	$129,381
Leases held by VIEs	0	0	0	0	0	107
Home equity loans held by VIEs	240,083	248,554	4,250	4,797	171	133
Leases serviced for others	10,633	13,551	8	7	(3)	(22)

Total loans and leases serviced	$9,972,299	$10,089,384	$288,779	$263,471	$38,717	$129,599

(1)	Includes nonaccrual loans and leases, other real estate owned, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Automobile Leases	Three Months Ended March 31,
	2010	2009
Servicing fees received	$0	$280
Other cash flows received	0	1,469

Home Equity Loans	Three Months Ended March 31,
	2010	2009
Additional draws conveyed	$8,372	$11,140
Servicing fees received	260	290
Other cash flows received	1,204	2,577

There were no proceeds from securitizations nor amounts derecognized for the three-month periods ended March 31, 2010 and 2009 relating to home equity loans and automobile leases.

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

At March 31, 2010, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because Susquehanna has made the determination that the impact on its financial statements would be immaterial.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations - Prior to January 1, 2010

        For interest-only strips, there was a lack of similar observable transactions for similar assets in the marketplace. Therefore, Susquehanna used the present-value approach to determine the initial and ongoing fair values of the cash flows associated with securitizations. Assumptions used, which incorporate certain market information obtained from third parties, included an estimation of an appropriate discount rate, net credit losses, and prepayment rates. Changes in the assumptions used may have had a significant impact on Susquehanna’s valuation of retained interests, and accordingly, such interests were classified within Level 3 of the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2010 and December 31, 2009, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$363,658	$0	$363,658	$0
Obligations of states and political subdivisions	341,470		341,470
Agency residential mortgage-backed securities	671,105		671,105
Non-agency residential mortgage-backed securities	129,549		129,549
Commercial mortgage-backed securities	103,430		103,430
Synthetic collateralized debt obligations	734		0	734
Other structured financial products	14,682		1,275	13,407
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	25,244	3,293	17,870	4,081
Derivatives: (1)
Designated as hedging instruments	313		313
Not designated as hedging instruments	14,290		14,290

Total	$1,784,542	$3,293	$1,763,027	$18,222

Liabilities
Derivatives: (2)
Designated as hedging instruments	$6,609	$0	$6,609	$0
Not designated as hedging instruments	14,346		14,346

Total	$20,955	$0	$20,955	$0

(1) Included in Other assets

(2) Included in Other liabilities

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$371,019	$0	$371,019	$0
Obligations of states and political subdivisions	353,419		353,419
Agency residential mortgage-backed securities	680,182		680,182
Non-agency residential mortgage-backed securities	135,465		133,354	2,111
Commercial mortgage-backed securities	165,025		165,025
Synthetic collateralized debt obligations	1,331			1,331
Other structured financial products	15,319		1,206	14,113
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	24,519	2,907	17,531	4,081
Derivatives: (1)
Designated as hedging instruments	6,956		6,956
Not designated as hedging instruments	13,781		13,781
Interest-only strips (1)(3)	17,840			17,840

Total	$1,904,923	$2,907	$1,862,540	$39,476

Liabilities
Derivatives: (2)
Designated as hedging instruments	$408	$0	$408	$0
Not designated as hedging instruments	13,282		13,282

Total	$13,690	$0	$13,690	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

(3)	On January 1, 2010, interest-only strips were eliminated as a result of the consolidation of the variable interest entities.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended March 31, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities		Interest-only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111		$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)		(17,840)	(19,951)
Total gains or losses (realized/unrealized)
Other-than-temporary impairment		(557)					(557)
Included in other comprehensive income
(Presented here gross of taxes)		(40)	(706)				(746)

Balance at March 31, 2010	$4,081	$734	$13,407	$—		$—	$18,222

				Available- for-sale Securities		Interest- only Strips	Total
Balance at January 1, 2009				$45,315		$17,565	$62,880
Total gains or losses (realized/unrealized)
Included in other comprehensive income (Presented here gross of taxes)				9,686		3,250	12,936
Purchases, issuances, and settlements				(165)		(1,582)	(1,747)
Transfers in and/or out of Level 3				(32,191	)(1)		(32,191)

Balance at March 31, 2009				$22,645		$19,233	$41,878

(1)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

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

The following tables present the financial instruments carried at fair value at March 31, 2010 and December 31, 2009, on the consolidated balance sheets and by the valuation hierarchy.

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36,410	$—	$—	$36,410

	$36,410	$—	$—	$36,410

Specific reserves during the first three months of 2010 were reduced by $5,781. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at March 31, 2010.

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$95,430	$—	$—	$95,430

	$95,430	$—	$—	$95,430

Specific reserves identified during 2009 totaled $35,030. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2009.

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$318,678	$318,678	$203,240	$203,240
Short-term investments	69,818	69,818	88,120	88,120
Investment securities	1,778,804	1,778,804	1,875,267	1,875,267
Loans and leases	9,782,847	9,914,172	9,654,911	9,808,728
Financial liabilities:
Deposits	9,312,292	9,155,679	8,974,363	8,838,190
Short-term borrowings	277,205	277,205	1,040,703	1,040,703
FHLB borrowings	898,244	965,629	1,023,817	1,091,796
Long-term debt	498,514	452,816	448,374	381,618

Note 12. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended March 31, 2010, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the quarter by applying the discrete method. Susquehanna determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended March 31, 2010. The actual effective rate for the reporting period ended March 31, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Note 13. Subsequent Events

On April 21, 2010, Susquehanna redeemed $200,000 of the outstanding $300,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program in December 2008. The redemption price included $200,000 of the original investment amount plus approximately $1,800 of accrued and unpaid dividends. The preferred stock that Susquehanna redeemed in the second quarter of 2010 for $200,000 had a carrying value of $195,198 (net of a $4,802 unaccreted discount.) As a result of the redemption, Susquehanna will accelerate the accretion of the discount , which will reduce net income applicable to common shareholders by $4,802 in the second quarter of 2010.

Following the redemption, the U.S. Treasury will continue to own $100,000 of Susquehanna’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as a warrant giving the U. S. Treasury the right to purchase up to 3,028 shares of Susquehanna’s common stock at a price of $14.86 per share. Susquehanna does not expect to redeem the remaining $100,000 of preferred stock until there is sustained economic recovery and related improvement in its credit metrics.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, expectations regarding Susquehanna’s future operating results or financial condition; expectations regarding a redemption of the remaining securities issued to the U.S. Treasury; Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2010 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

The following information refers to Susquehanna and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiaries (“VFAM”), Stratton Management Company, LLC and subsidiary (“Stratton”), and The Addis Group, LLC.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first three months of 2010 have been impacted by a number of issues related to the recession, including an increase in our provision for loan and lease losses and related credit costs, as a result of deterioration in credit quality. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2010 financial goals as follows:

Updated Financial Goals for 2010

Our updated financial goals for 2010 are as follows:

	Original Targets	Updated Targets
Net interest margin	3.75%	3.70%
Loan growth	6.0%	4.0%
Deposit growth	4.0%	4.0%
Noninterest income growth	(14.0%)	(14.0%)
Noninterest expense growth	(1.0%)	(1.0%)
Tax rate	25.0%	Not meaningful
Preferred dividend and discount accretion	$16.8 million	$14.1 million

Subsequent Events

On April 21, 2010, we redeemed $200.0 million of the outstanding $300.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program in December 2008. The redemption price included $200.0 million of the original investment amount plus approximately $1.8 million of accrued and unpaid dividends. The preferred stock that we redeemed in the second quarter of 2010 for $200.0 million had a carrying value of $195.2 million (net of a $4.8 million unaccreted discount). As a result of the redemption, we will accelerate the accretion of the discount , which will reduce net income applicable to common shareholders by $4.8 million in the second quarter of 2010.

Following the redemption, the U.S. Treasury will continue to own $100.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as a warrant giving the U.S. Treasury the right to purchase up to 3.0 million shares of our common stock at a price of $14.86 per share. We do not expect to redeem the remaining $100.0 million of preferred stock until there is sustained economic recovery and related improvement in our credit metrics.

Results of Operations

Summary of First Quarter 2010 Compared to First Quarter 2009

Net income applicable to common shareholders for the first quarter of 2010 was $3.3 million, an increase of $1.5 million from net income applicable to common shareholders of $1.9 million for the first quarter of 2009. Net interest income increased 13.7%, to $108.3 million for the first quarter of 2010, from $95.3 million for the first quarter of 2009. The provision for loan and lease losses increased 28.6% to $45.0 million for the first quarter of 2010, from $35.0 million for the first quarter of 2009. Noninterest income decreased 8.4%, to $38.7 million for the first quarter of 2010, from $42.2 million for the first quarter of 2009. Noninterest expenses decreased 0.6%, to $94.3 million for the first quarter of 2010, from $94.8 million for the first quarter of 2009.

Additional information is as follows:

	Three Months Ended March 31,
	2010	2009
Diluted Earnings per Common Share	$0.04	$0.02
Return on Average Assets	0.22%	0.18%
Return on Average Equity	1.50%	1.26%
Return on Average Tangible Equity (1)	3.80%	3.60%
Efficiency Ratio	62.72%	67.38%
Net Interest Margin	3.80%	3.40%

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

	Three Months Ended March 31,
	2010	2009
Return on average equity (GAAP basis)	1.50%	1.26%
Effect of excluding average intangible assets and related amortization	2.30%	2.34%
Return on average tangible equity	3.80%	3.60%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended March 31, 2010			For the Three-Month Period Ended March 31, 2009
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$80,938	$34	0.17	$122,623	$287	0.95
Investment securities:
Taxable	1,498,905	15,003	4.06	1,606,900	20,582	5.19
Tax-advantaged	343,471	5,677	6.70	342,659	5,665	6.70

Total investment securities	1,842,376	20,680	4.55	1,949,559	26,247	5.46

Loans and leases, (net):
Taxable	9,735,566	133,628	5.57	9,454,551	134,657	5.78
Tax-advantaged	258,269	4,002	6.28	220,691	3,634	6.68

Total loans and leases	9,993,835	137,630	5.59	9,675,242	138,291	5.80

Total interest-earning assets	11,917,149	158,344	5.39	11,747,424	164,825	5.69

Allowance for loan and lease losses	(174,890)			(118,005)
Other non-earning assets	2,061,713			2,039,130

Total assets	$13,803,972			$13,668,549

Liabilities
Deposits:
Interest-bearing demand	$3,353,579	5,425	0.66	$2,674,774	6,818	1.03
Savings	750,932	286	0.15	708,570	720	0.41
Time	3,740,414	22,722	2.46	4,568,870	39,697	3.52
Short-term borrowings	817,394	758	0.38	834,395	1,065	0.52
FHLB borrowings	975,745	9,635	4.00	1,054,131	10,060	3.87
Long-term debt	694,204	7,839	4.58	447,817	7,940	7.19

Total interest-bearing liabilities	10,332,268	46,665	1.83	10,288,557	66,300	2.61

Demand deposits	1,223,789			1,190,576
Other liabilities	221,164			246,136

Total liabilities	11,777,221			11,725,269
Equity	2,026,751			1,943,280

Total liabilities and shareholders’ equity	$13,803,972			$13,668,549

Net interest income / yield on average earning assets		$111,679	3.80		$98,525	3.40

Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $108.3 million for the first quarter of 2010, as compared to $95.3 million for the same period in 2009. Net interest income as a percentage of net interest income plus noninterest income was 73.7% for the quarter ended March 31, 2010 and 69.3% for the quarter ended March 31, 2009.

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

The $13.0 million increase in our net interest income for the first quarter of 2010, as compared to the first quarter of 2009, was primarily the result of a 16.5% increase in average core deposits, which lowered our cost of funds by 78 basis points, while our yield on average earning assets declined only 30 basis points.

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

As was the case throughout 2009, we continued to experience a challenging operating environment in the first quarter of 2010. Given the economic pressures that continue to impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $94.1 million increase in nonaccrual loans and leases since March 31, 2009 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $45.0 million for the first quarter of 2010, and $35.0 million for the first quarter of 2009.

We have seen some signs of stabilization, however, when comparing results on a linked-quarter basis. Net charge-offs for the first quarter of 2010 were $38.5 million, down from $51.2 million for the fourth quarter of 2009. Furthermore, our $45.0 million provision for loan and lease losses for the first quarter of 2010 was less than the $55.0 million provision for the fourth quarter of 2009.

Of the $247.7 million of nonaccrual loans and leases at March 31, 2010 (refer to “Table 3 – Risk Assets”), $198.5 million, or 80.1%, represented non-accrual, non-consumer loan relationships greater than $0.5 million that had been evaluated and considered impaired. Of the $253.5 million of total impaired loans (non-accrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $187.9 million, or 74.1%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Net charge-offs for the first quarter of 2010 increased to $38.5 million, or 1.56% of average loans and leases, when compared to net charge-offs for the first quarter of 2009 of $16.6 million, or 0.70% of average loans and leases. Furthermore, 67.0% of net charge-offs came from the real estate – construction and real estate – commercial portfolios as real estate demand and values in some of our market areas are under considerable downward pressure. For additional information about our real estate – construction loan portfolio, refer to Tables 3, 4, 5, and 6 appearing in “Financial Condition, Risk Assets” in this Quarterly Report on Form 10-Q.

The allowance for loan and lease losses was 1.80% of period-end loans and leases, or $178.8 million, at March 31, 2010; 1.75% of period-end loans and leases, or $172.4 million, at December 31, 2009; and 1.35% of period-end loans and leases, or $132.2 million, at March 31, 2009.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at March 31, 2010. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at March 31, 2010.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Balance - Beginning of period	$172,368	$113,749
Additions	45,000	35,000
Charge-offs:
Commercial, financial, and agricultural	(5,036)	(4,997)
Real estate - construction	(12,683)	(7,075)
Real estate secured - residential	(6,137)	(2,088)
Real estate secured - commercial	(14,728)	(766)
Consumer	(1,097)	(1,315)
Leases	(2,663)	(2,778)

Total charge-offs	(42,344)	(19,019)

Recoveries:
Commercial, financial, and agricultural	1,244	670
Real estate - construction	1,370	0
Real estate secured - residential	154	42
Real estate secured - commercial	198	1,253
Consumer	475	301
Leases	354	168

Total recoveries	3,795	2,434

Net charge-offs	(38,549)	(16,585)

Balance - Period end	$178,819	$132,164

Net charge-offs as a percentage of average loans and leases (annualized)	1.56%	0.70%
Allowance as a percentage of period-end loans and leases	1.80%	1.35%

Average loans and leases	$9,993,835	$9,675,242
Period-end loans and leases	9,961,666	9,766,063

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.3% for the first quarter of 2010, and 30.7% for the first quarter of 2009.

Noninterest income decreased $3.5 million, or 8.4%, for the first quarter of 2010, over the first quarter of 2009. This net decrease was primarily a result of the following:

•	Decreased service charges on deposit accounts of $1.5 million;

•	Increased asset management fees of $1.1 million;

•	Increased net realized gains on the sale of securities of $6.6 million; and

•	Decreased other of $8.3 million.

Service charges on deposit accounts. The 15.5% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Asset management fees. The 19.2% increase was the result of an increase of $746.9 million in assets under management and administration at VFAM and Stratton due primarily to the recovery in the stock market.

Net realized gains on the sale of securities. During the first quarter of 2010, we sold securities with an aggregate book value of $143.8 million for a net gain of $6.6 million. During the first quarter of 2009 we sold securities with an aggregate book value of $0.1 million.

Other. In the first quarter of 2009, we recognized a net gain of $6.9 million on the sale of our Central Atlantic Services accounts. In addition, credit valuation adjustments relating to changes in the fair value of our non-designated hedges totaled $0.3 million at March 31, 2009 and ($0.6) million at March 31, 2010.

Noninterest Expenses

Noninterest expenses decreased $0.5 million, or 0.6%, from $94.8 million for the first quarter of 2009, to $94.3 million for the first quarter of 2010. There were no changes that we consider noteworthy.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended March 31, 2010, we have computed our provision for income taxes based on the actual effective tax rate for the quarter by applying the discrete method. We determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended March 31, 2010. The actual effective rate for the reporting period ended March 31, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of March 31, 2010 Compared to December 31, 2009

Total assets at March 31, 2010 were $13.8 billion, an increase of $90.7 million as compared to total assets at December 31, 2009. Total loans increased $134.4 million, and total deposits increased $337.9 million from December 31, 2009. Equity capital was $2.3 billion at March 31, 2010, or $15.47 per common share, and $2.0 billion, or $19.53 per common share, at December 31, 2009.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At March 31, 2010, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. Furthermore, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

For information about our investment securities portfolio, refer to “Note 2. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

As a result of the adoption of new accounting guidance relating to variable interest entities, we, as the primary beneficiary of two securitization trusts, were required to consolidate the trusts as of January 1, 2010. At March 31, 2010, the aggregate balance of the loans held by the trusts that can be used only to settle obligations of the trusts was $240.1 million. In addition, during the first quarter of 2010, we concluded that, due to recent changes in accounting guidance and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be sold and securitized. Therefore, on March 31, 2010, Susquehanna transferred $434.9 million of home equity line of credit loans held for sale to held for investment.

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. As a result, loans and leases, net of unearned income and the consolidated loans discussed above, decreased 1.1%, from $9.8 billion at December 31, 2009 to $9.7 billion at March 31, 2010. Commercial, financial, and agricultural loans declined by $78.0 million (including charge-offs of $3.8 million), while real estate construction loans, which we consider to be higher-risk loans, declined by $31.1 million (including charge-offs of $11.3 million). The decline in real estate construction loans was primarily due to our continuing plan to decrease that portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession.

Risk Assets

Total nonperforming assets increased $24.5 million, from December 31, 2009 to March 31, 2010, as presented in Table 3.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	March 31, 2010	December 31, 2009	March 31, 2009
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$23,009	$20,282	$24,292
Real estate - construction	97,234	97,717	71,876
Real estate secured - residential	52,749	37,254	20,279
Real estate secured - commercial	70,635	59,181	36,836
Consumer	24	27	214
Leases	4,012	5,093	30

Total nonaccrual loans and leases	247,663	219,554	153,527
Other real estate owned	20,697	24,292	13,216

Total nonperforming assets	$268,360	$243,846	$166,743

Nonperforming assets as a percentage of period-end loans and leases plus other real estate owned	2.69%	2.48%	1.71%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	72%	79%	86%

Loans and leases contractually past due 90 days and still accruing	$20,412	$14,820	$26,620
Restructured loans	55,038	58,244	2,493

Nonaccrual loans and leases increased from $219.6 million at December 31, 2009, to $247.7 million at March 31, 2010. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 2.48% at December 31, 2009 to 2.69% at March 31, 2010. Furthermore, at March 31, 2010, 39.3% of nonaccrual loans and leases were in our real estate – construction portfolio as real estate demand and values in some of our market areas are under considerable downward pressure. We consider these real-estate construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

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

We have been aggressively reviewing our portfolio, contacting customers to evaluate their financial situation and, where necessary, working with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We continue to believe that 2010 will be a challenging year, with the effects of the recession moving into the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at March 31, 2010	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$256,637	23.7%	0.3%	0.0%	16.5%	19.3%	5.8%	6.0%
Land development	208,491	19.2	0.3	0.1	0.4	18.2	16.0	3.9
Raw land	2,919	0.3	77.3	0.0	0.4	0.0	37.5	8.9

	468,047	43.2	0.8	0.0	9.2	18.7	10.9	5.1

All Other:
Construction:
Investor	245,692	22.7	2.1	0.0	7.4	9.1	0.7	3.9
Owner-occupied	7,412	0.7	0.0	0.0	15.9	0.0	3.0	6.1
Land development:
Investor	296,894	27.4	0.8	0.0	8.5	22.0	0.3	3.7
Owner-occupied	10,793	1.0	0.0	0.0	0.0	12.8	12.3	3.4
Raw land:
Investor	53,888	5.0	2.0	0.0	17.3	22.9	11.7	13.6
Owner-occupied	870	0.1	0.0	0.0	28.1	0.0	0.0	3.6

	615,549	56.8	1.4	0.0	8.8	16.5	1.9	4.7

Total	$1,083,596	100.0	1.1	0.0	9.0	17.4	6.0	4.9

(1)	represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at March 31, 2010 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2010.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at March 31, 2010	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$256,637	53.3%	10.2%	33.5%	3.0%
Land development	208,491	52.9	6.7	32.6	7.8
Raw land	2,919	77.6	0.0	22.4	0.0

	468,047	53.3	8.6	33.0	5.1

All Other:
Construction:
Investor	245,692	12.6	19.2	63.0	5.2
Owner-occupied	7,412	44.0	24.5	24.2	7.4
Land development:
Investor	296,894	28.7	1.3	53.9	16.1
Owner-occupied	10,793	44.5	0.0	53.5	2.1
Raw land:
Investor	53,888	22.3	12.6	64.9	0.2
Owner-occupied	870	52.9	28.1	18.9	0.0

	615,549	22.2	9.8	58.1	10.0

Total	$1,083,596	35.6	9.3	47.3	7.9

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at March 31, 2010	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value
	(dollars in thousands)
1-4 Family:
Construction	$256,637	37.1%	78.1%
Land development	208,491	18.7	72.3
Raw land	2,919	0.0	79.9

	468,047	28.6	75.8

All Other:
Construction:
Investor	245,692	12.8	76.8
Owner-occupied	7,412	0.0	59.6
Land development:
Investor	296,894	32.0	71.8
Owner-occupied	10,793	5.4	60.9
Raw land:
Investor	53,888	41.7	70.8
Owner-occupied	870	19.1	97.1

	615,549	24.2	72.4

	$1,083,596	26.1	74.0

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2009, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing difficulties in the economy and overall market conditions since that time and the fact that our market capitalization has been below the book value of our equity, we have performed interim goodwill impairment tests.

Based upon our analyses at March 31, 2010, the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. We will continue to monitor and evaluate the carrying value of goodwill for possible future impairment as conditions warrant.

For additional information about goodwill, refer to “Note 4. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 3.8%, or $337.9 million, from December 31, 2009 to March 31, 2010. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 2.1%, 6.4%, and 3.9%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds. Time deposits less than $0.1 million decreased 2.6%, or $66.9 million, from December 31, 2009 to March 31, 2010. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. Time deposits greater than $0.1 million increased 12.0%, or $140.1 million, from December 31, 2009 to March 31, 2010. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

Borrowings

We temporarily used the proceeds from our common stock offering to pay down short-term borrowings.

11% Junior Subordinated Deferrable Interest Debentures, Series II

On March 16, 2010, Susquehanna Capital II, a Delaware statutory trust, sold to the public $50.0 million aggregate principal amount of 11% Cumulative Trust Preferred Securities, Series II and used the proceeds from those sales to fund its purchase of $50.0 million of 11% Junior Subordinated Deferrable Interest Debentures, Series II issued by Susquehanna. The subordinated debentures are unsecured and rank equally in right of payment with our existing series of junior subordinated debt securities. Interest on the subordinated debentures is payable semi-annually in arrears on each March 23 and September 23, beginning September 23, 2010, unless we defer payment. We may elect to redeem any or all of the subordinated debentures at any time on or after March 23, 2015. The maturity date of the subordinated debentures is March 23, 2040.

Shareholders’ Equity

On March 15, 2010, Susquehanna completed an offering of 43.1 million shares of its common stock, par value $2.00 per share, at a public offering price of $8.00 per share. Proceeds from the offering, net of underwriting discounts and commissions of $17.3 million and expenses of $0.4 million, totaled $327.3 million.

Capital Adequacy

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off-balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” Tier 1 common and tangible common equity include only common equity.

Our capital ratios are as follows:

	At March 31, 2010	Well-Capitalized Threshold
Tangible Common Ratio (1)	7.78%	N/A
Tier 1 Common Ratio	9.03%	N/A
Leverage Ratio	12.45%	5.0%
Tier 1 Capital Ratio	14.67%	6.0%
Total Risk-based Capital Ratio	16.98%	10.0%

(1)	Includes deferred tax liability of $43.0 million associated with intangibles.

Securitizations and Variable Interest Entities

We have used the securitization of financial assets as a source of funding and a means to manage capital. Hann and our bank subsidiary sold beneficial interests in automobile leases and related vehicles and home equity loans to securitization trusts. These transactions were accounted for as sales, and a net gain or loss was recognized at the time of the initial sale. Due to recent market conditions, no securitizations have occurred since 2007, and we do not anticipate that any will occur in the near future.

For additional information concerning the characteristics of securitization transactions, including the gain or loss from sale, and descriptions of prior years’ securitization transactions, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009:

•	“Securitization Transactions” on pages 57 through 63;

•

“Note 1. Summary of Significant Accounting Policies” under the captions Asset Securitizations and Servicing Fees under Securitization Transactions, Agency Agreements, and Lease Sales on pages 79 and 80; and

•	“Note 21. Securitization Activity” on pages 110 through 113.

Also see “Note 10. Securitizations and Variable Interest Entities” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The types of market risk exposures generally faced by banking entities include equity market price risk, liquidity risk, interest rate risk, foreign currency risk, and commodity price risk.

Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. However, in addition to general banking risks, we have other risks that are related to vehicle leasing and asset securitizations.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2010, our bank subsidiary had approximately $1.2 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $610.6 million more would have been available provided that additional collateral had been pledged. Furthermore, at March 31, 2010, we had unused federal funds lines of $1.0 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window and Term Auction Facility. At March 31, 2010, we had unused collateralized availability of $854.7 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $69.7 million at March 31, 2010 and represented additional sources of liquidity.

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

We employ a variety of methods to monitor interest rate risk. These methods include basic gap analysis, which points to directional exposure, routine rate shock simulation, and evaluation of the change in economic value of equity. Board-directed guidelines have been adopted for both the rate shock simulations and economic value of equity exposure limits. By dividing the assets and liabilities into three groups, fixed rate, floating rate and those which reprice only at our discretion, strategies are developed to control the exposure to interest rate fluctuations.

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At March 31, 2010, our asset/liability position was slightly asset sensitive.

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

For additional information about our derivative financial instruments, refer to “Note 9. Derivative Financial Instruments” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

4.1	Indenture, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Subordinated Debt (incorporated by reference to Exhibit 4.2 to Susquehanna’s Registration Statement on Form S-3, filed with the SEC on March 8, 2010).

4.2	Amended and Restated Trust Agreement, dated as of March 16, 2010, by and among Susquehanna, as depositor, The Bank of New York Mellon Trust Company, N.A., as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the administrative trustees named therein and the Holders as defined therein (incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.3	Guarantee Agreement, dated as of March 16, 2010, between Susquehanna, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.4	First Supplemental Indenture, dated as of March 16, 2010, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.5	11% Cumulative Trust Preferred Securities, Series II (incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.6	11% Junior Subordinated Deferrable Interest Debentures, Series II (incorporated by reference to Exhibit 4.5 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

10.1	Amended and Restated Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (incorporated by reference to Annex A to Susquehanna’s Proxy Statement filed with the SEC on March 27, 2009). *

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 6, 2010	/s/ William J. Reuter
William J. Reuter Chairman and Chief Executive Officer

May 6, 2010	/s/ Drew K. Hostetter
Drew K. Hostetter Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

4.1	Indenture, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Subordinated Debt (incorporated by reference to Exhibit 4.2 to Susquehanna’s Registration Statement on Form S-3, filed with the SEC on March 8, 2010).

4.2	Amended and Restated Trust Agreement, dated as of March 16, 2010, by and among Susquehanna, as depositor, The Bank of New York Mellon Trust Company, N.A., as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the administrative trustees named therein and the Holders as defined therein (incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.3	Guarantee Agreement, dated as of March 16, 2010, between Susquehanna, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.4	First Supplemental Indenture, dated as of March 16, 2010, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.5	11% Cumulative Trust Preferred Securities, Series II (incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

4.6	11% Junior Subordinated Deferrable Interest Debentures, Series II (incorporated by reference to Exhibit 4.5 to Susquehanna’s Current Report on Form 8-K, filed with the SEC on March 16, 2010).

10.1	Amended and Restated Susquehanna Bancshares, Inc. 2005 Equity Compensation Plan (incorporated by reference to Annex A to Susquehanna’s Proxy Statement filed with the SEC on March 27, 2009). *

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.