Form 10-Q
period 2010-06-30
SUSQUEHANNA BANCSHARES INC
filed 2010-08-06
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

As of July 30, 2010, there were 129,706,801 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands, except share data)
Assets
Cash and due from banks	$200,520	$203,240	$336,074
Unrestricted short-term investments	120,021	87,966	93,449

Cash and cash equivalents	320,541	291,206	429,523
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	6,062	0	0
Restricted short-term investments	100	154	50
Securities available for sale	2,140,318	1,866,346	1,780,226
Securities held to maturity (fair values approximate $8,800; $8,921; and $9,041)	8,800	8,921	9,041
Loans and leases, net of unearned income	9,555,737	9,827,279	9,916,618
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	231,319	0	0
Less: Allowance for loan and lease losses	185,795	172,368	157,517

Net loans and leases	9,601,261	9,654,911	9,759,101

Premises and equipment, net	163,183	165,529	171,351
Foreclosed assets (OREO)	17,379	24,292	25,809
Accrued income receivable	35,142	36,127	39,695
Bank-owned life insurance	352,010	355,373	356,199
Goodwill	1,018,031	1,018,031	1,018,031
Intangible assets with finite lives	38,770	43,513	48,741
Other assets	189,936	224,859	234,716

Total Assets	$13,891,533	$13,689,262	$13,872,483

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,321,411	$1,261,208	$1,253,124
Interest-bearing demand	3,481,397	3,262,812	2,831,315
Savings	778,600	743,687	746,164
Time	2,390,652	2,540,805	2,887,967
Time of $100 or more	1,197,887	1,165,851	1,307,379

Total deposits	9,169,947	8,974,363	9,025,949
Federal Home Loan Bank short-term borrowings	0	100,000	0
Other short-term borrowings	619,439	1,040,703	1,151,312
Federal Home Loan Bank long-term borrowings	967,674	923,817	1,049,943
Other long-term debt	176,042	176,050	176,274
Junior subordinated debentures	322,605	272,324	272,059
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	222,960	0	0
Accrued interest, taxes, and expenses payable	49,902	47,688	59,497
Deferred taxes	56,783	87,981	92,234
Other liabilities	213,730	85,255	95,376

Total Liabilities	11,799,082	11,708,181	11,922,644

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 100,000 at June 30, 2010; 300,000 at December 31, 2009 and June 30, 2009	97,745	292,359	291,529
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 129,694,801 at June 30, 2010; 86,473,612 at December 31, 2009; and 86,325,977 at June 30, 2009	259,390	172,947	172,652
Additional paid-in capital	1,299,498	1,057,305	1,056,298
Retained earnings	470,874	478,167	477,250
Accumulated other comprehensive loss, net of taxes of $19,470; $10,606; and $25,787, respectively	(35,056)	(19,697)	(47,890)

Total Shareholders’ Equity	2,092,451	1,981,081	1,949,839

Total Liabilities and Shareholders’ Equity	$13,891,533	$13,689,262	$13,872,483

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$136,252	$138,731	$272,481	$275,750
Securities:
Taxable	13,458	17,951	27,487	37,571
Tax-exempt	3,371	3,736	7,061	7,420
Dividends	962	989	1,937	1,950
Short-term investments	39	188	73	475

Total interest income	154,082	161,595	309,039	323,166

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,980	6,173	11,691	13,711
Time	21,072	36,241	43,794	75,938
Federal Home Loan Bank short-term borrowings	0	0	38	0
Other short-term borrowings	536	1,070	1,295	2,135
Federal Home Loan Bank long-term borrowings	11,098	10,093	20,696	20,153
Other long-term debt	9,165	7,913	17,003	15,855

Total interest expense	47,851	61,490	94,517	127,792

Net interest income	106,231	100,105	214,522	195,374
Provision for loan and lease losses	43,000	50,000	88,000	85,000

Net interest income, after provision for loan and lease losses	63,231	50,105	126,522	110,374

Noninterest Income:
Service charges on deposit accounts	8,886	9,402	16,955	18,951
Vehicle origination and servicing fees	1,887	1,701	3,484	3,787
Asset management fees	7,513	6,217	14,626	12,187
Income from fiduciary-related activities	1,787	1,742	3,591	3,468
Commissions on brokerage, life insurance, and annuity sales	2,000	1,886	3,660	3,559
Commissions on property and casualty insurance sales	2,879	2,968	6,281	6,785
Income from bank-owned life insurance	1,341	1,146	2,631	2,782
Net gain on sale of loans and leases	2,766	3,302	4,733	4,999
Net realized gain on sales of securities	4,299	327	10,892	352
Total other-than-temporary impairment losses	(3,566)	(937)	(4,123)	(937)
Portion of loss recognized in other comprehensive income (before taxes)	1,386	0	1,386	0

Net impairment losses recognized in earnings	(2,180)	(937)	(2,737)	(937)
Other	7,093	7,043	12,837	21,084

Total noninterest income	38,271	34,797	76,953	77,017

Noninterest Expenses:
Salaries and employee benefits	49,259	49,515	97,394	97,079
Occupancy	8,510	9,575	18,351	19,063
Furniture and equipment	3,409	3,591	7,086	7,342
Advertising and marketing	3,115	2,395	5,896	4,590
FDIC insurance	4,575	9,947	8,784	15,991
Amortization of intangible assets	2,360	2,648	4,743	5,303
Vehicle lease disposal	3,844	3,548	7,171	6,526
Other	21,091	21,938	41,042	42,089

Total noninterest expenses	96,163	103,157	190,467	197,983

Income (loss) before income taxes	5,339	(18,255)	13,008	(10,592)
Provision for (benefit from) income taxes	(52)	(10,478)	114	(8,840)

Net Income (Loss)	5,391	(7,777)	12,894	(1,752)
Preferred stock dividends and accretion	6,754	4,165	10,942	8,329

Net (Loss) Income Applicable to Common Shareholders	$(1,363)	$(11,942)	$1,952	$(10,081)

Earnings per common share:
Basic	$(0.01)	$(0.14)	$0.02	$(0.12)
Diluted	$(0.01)	$(0.14)	$0.02	$(0.12)
Cash dividends per common share	$0.01	$0.05	$0.02	$0.31
Average common shares outstanding:
Basic	129,630	86,213	112,207	86,183
Diluted	129,630	86,213	112,233	86,183

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$12,894	$(1,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,082	11,912
Provision for loan and lease losses	88,000	85,000
Realized (gain) loss on available-for-sale securities, net	(8,155)	585
Deferred income taxes	(22,168)	(15,610)
Gain on sale of loans and leases	(4,733)	(4,999)
Loss on sale of foreclosed assets	1,493	377
Gain on sale of branch	0	(402)
Mortgage loans originated for sale	(155,011)	(196,136)
Proceeds from sale of mortgage loans originated for sale	150,727	182,136
Loans and leases originated/acquired for sale, net of payments received	0	(95,042)
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	71,641	39,757
Increase in cash surrender value of bank-owned life insurance	(2,259)	(2,428)
Decrease in accrued interest receivable	1,651	791
Increase (decrease) in accrued interest payable	1,337	(6,206)
Increase in accrued expenses and taxes payable	841	10,577
Other, net	(3,285)	22,169

Net cash provided by operating activities	146,055	30,729

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	1,529	164
Activity in available-for-sale securities:
Sales	231,241	13,313
Maturities, repayments, and calls	317,120	259,904
Purchases	(694,554)	(141,839)
Net decrease (increase) in loans and leases	141,253	(250,613)
Cash flows received from retained interests	0	11,478
Proceeds from bank-owned life insurance	5,622	0
Proceeds from sale of foreclosed assets	16,200	5,047
Additions to premises and equipment, net	(4,761)	(5,869)

Net cash provided by (used in) investing activities	13,650	(108,415)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	195,584	(26,732)
Sale of branch deposits	0	(13,410)
Net (decrease) increase in other short-term borrowings	(421,264)	241,093
Net decrease in short-term FHLB borrowings	(100,000)	0
Proceeds from long-term FHLB borrowings	150,000	0
Repayment of long-term FHLB borrowings	(105,095)	(18,832)
Proceeds from issuance of long-term debt	47,749	0
Repayment of long-term debt	(16,984)	(10)
Proceeds from issuance of common stock	328,636	1,346
Redemption of preferred stock	(200,000)	0
Cash dividends paid	(8,996)	(33,093)

Net cash (used in) provided by financing activities	(130,370)	150,362

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	29,335	72,676
Cash and cash equivalents at January 1	291,206	356,847

Cash and cash equivalents at June 30	$320,541	$429,523

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$93,143	$133,998
Income tax payments	19,412	2,210
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$7,537	$0
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	248,333	0
Real estate acquired in settlement of loans	11,553	25,976
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	239,936	0
Securities purchased not settled	99,475	0
Accretion of preferred stock discount	5,386	829
Home equity line of credit loans transferred from held for sale to held for investment	434,897	0
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	(5,805)	0
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	(6,922)	0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	$(85,310)	$1,945,918

Comprehensive income:
Net income					(1,752)		(1,752)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $229						25,812	25,812
Change in unrealized gain on recorded interests in securitized assets, net of taxes						1,816	1,816
Change in unrealized loss on cash flow hedges, net of taxes						9,792	9,792

Total comprehensive income							35,668

Issuance of common stock and options under employee benefit plans		151,692	303	1,043			1,346
Accretion of discount on preferred stock	829				(829)		0
Cash dividends paid on preferred stock					(6,375)		(6,375)
Cash dividends paid on common stock ($0.31 per share)					(26,718)		(26,718)

Balance at June 30, 2009	$291,529	86,325,977	$172,652	$1,056,298	$477,250	$(47,890)	$1,949,839

Balance at January 1, 2010	$292,359	86,473,612	$172,947	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities					(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income					12,894		12,894
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $5,166						15,829	15,829
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $508						(878)	(878)
Change in unrealized loss on cash flow hedges, net of taxes						(23,388)	(23,388)

Total comprehensive income							4,457

Issuance of common stock		43,125,000	86,250	241,090			327,340
Issuance of common stock and options under employee benefit plans		96,189	193	1,103			1,296
Redemption of preferred stock	(200,000)						(200,000)
Accretion of discount on preferred stock	5,386				(5,386)		0
Cash dividends paid on preferred stock					(6,833)		(6,833)
Cash dividends paid on common stock ($0.02 per share)					(2,163)		(2,163)

Balance at June 30, 2010	$97,745	129,694,801	$259,390	$1,299,498	$470,874	$(35,056)	$2,092,451

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform to current period classifications. In the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the periods ended June 30, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In February 2010, FASB issued ASU 2010-08, Technical Corrections to Various Topics. While none of the provisions in the amendments in this ASU fundamentally change U.S. GAAP, certain clarifications to the guidance on embedded derivatives and hedging (FASC Subtopic 815-15) may cause a change in the application of that Subtopic. This ASU was effective for Susquehanna on April 1, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

Recently Issued Accounting Guidance

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include: aging of past due receivables, credit quality indicators, and modifications of financing receivables. Under the update, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU is effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively with early adoption permitted. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

2. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2010 and December 31, 2009, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010
Available-for-Sale:
U.S. Government agencies	$400,116	$5,918	$25	$406,009
Obligations of states and political subdivisions	350,220	11,335	1,308	360,247
Agency residential mortgage-backed securities	953,298	25,609	74	978,833
Non-agency residential mortgage-backed securities	147,802	103	19,599	128,306
Commercial mortgage-backed securities	99,253	5,318	0	104,571
Synthetic collateralized debt obligations	744	832	0	1,576
Other structured financial products	26,371	0	14,009	12,362
Equity securities of the Federal Home Loan Bank	73,217	0	0	73,217
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	26,198	549	1,775	24,972

	2,127,444	49,664	36,790	2,140,318

Held-to-Maturity:
Other	4,560	0	0	4,560
State and municipal	4,240	0	0	4,240

	8,800	0	0	8,800

Total investment securities	$2,136,244	$49,664	$36,790	$2,149,118

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Available-for-Sale:
U.S. Government agencies	$366,065	$5,142	$188	$371,019
Obligations of states and political subdivisions	343,254	12,043	1,878	353,419
Agency residential mortgage-backed securities	661,755	19,813	1,386	680,182
Non-agency residential mortgage-backed securities	168,476	18	33,029	135,465
Commercial mortgage-backed securities	162,835	2,625	435	165,025
Synthetic collateralized debt obligations	1,301	30	0	1,331
Other structured financial products	26,294	0	10,975	15,319
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,597	302	2,380	24,519

	1,876,644	39,973	50,271	1,866,346

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,371	0	0	4,371

	8,921	0	0	8,921

Total investment securities	$1,885,565	$39,973	$50,271	$1,875,267

At June 30, 2010 and December 31, 2009, investment securities with carrying values of $1,335,025 and $1,344,858, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, and residential and commercial mortgage-backed securities, at June 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$58,301	$59,177
After one year but within five years	204,731	209,629
After five years but within ten years	352,400	360,557
After ten years	1,362,372	1,362,541

	1,977,804	1,991,904

Securities held to maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,800	8,800

	8,800	8,800

Total debt securities	$1,986,604	$2,000,704

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Three Months Ended June 30,
	2010		2009
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$4,388	$0	$327	$0
Gross losses	(89)	0	0	0
Other-than-temporary impairment	(2,180)	0	(937)	0

Net gains (losses)	$2,119	$0	$(610)	$0

	For the Six Months Ended June 30,
	2010		2009
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$11,015	$0	$352	$0
Gross losses	(123)	0	0	0
Other-than-temporary impairment	(2,737)	0	(937)	0

Net gains (losses)	$8,155	$0	$(585)	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

June 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$24,975	$25	$0	$0	$24,975	$25
Obligations of states and political subdivisions	11,416	228	31,489	1,080	42,905	1,308
Agency residential mortgage-backed securities	39,180	74	0	0	39,180	74
Non-agency residential mortgage-backed securities	82	1	123,755	19,598	123,837	19,599
Other structured financial products	0	0	12,362	14,009	12,362	14,009
Other equity securities	261	331	3,005	1,444	3,266	1,775

	$75,914	$659	$170,611	$36,131	$246,525	$36,790

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$14,813	$188	$0	$0	$14,813	$188
Obligations of states and political subdivisions	45,348	554	31,637	1,324	76,985	1,878
Agency residential mortgage-backed securities	157,762	1,386	0	0	157,762	1,386
Non-agency residential mortgage-backed securities	89	7	130,579	33,022	130,668	33,029
Commercial mortgage-backed securities	0	0	43,498	435	43,498	435
Other structured financial products	0	0	15,319	10,975	15,319	10,975
Other equity securities	24	29	2,727	2,351	2,751	2,380

	$218,036	$2,164	$223,760	$48,107	$441,796	$50,271

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

During the second quarter of 2010, however, Susquehanna’s analysis determined that one of these securities was other-than-temporarily impaired, and Susquehanna recorded an other-than-temporary impairment loss as presented in following table.

Credit Losses on Non-agency Residential mortgage-backed Securities for which a Portion of an Other-than-temporary

Impairment was Recognized in Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance - beginning of period	$0	$0	$0	$0
Additions - amount related to the credit loss for which an other- than-temporary impairment was not previously recognized	1,737	0	1,737	0

Balance - end of period	$1,737	$0	$1,737	$0

Susquehanna estimated the portion of loss attributable to credit using a discounted cash flow model. Susquehanna, in conjunction with an independent third-party, estimated the expected cash flows of the underlying collateral using internal credit risk, interest rate risk, and prepayment risk models that incorporated management’s

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

best estimate of current key assumptions, such as default rates, loss severity, and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The distribution of underlying cash flows is determined in accordance with the security’s indenture. Expected principal and interest cash flows on an other-than-temporarily impaired debt security are discounted using the book yield of that debt security.

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($878 at June 30, 2010). Significant assumptions used in the valuation of this other-than-temporarily impaired security were as follows:

As of June 30, 2010	Weighted-average (%)
Annual constant prepayment speed	1.6
Loss severity (1)	29.0
Life default rate, net of recoveries (2)	12.2

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

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

Other equity securities. During the second quarter of 2010, Susquehanna recognized an aggregate other-than-temporary impairment of $443 relating to five financial institution equity securities. The determination that an other-than-temporary impairment had occurred was the result of management’s assessment of the near-term prospects of each specific issuer and the severity and duration of the decline in fair value of those equity securities.

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Loans and Leases

Loans and Leases, net of unearned income

	June 30, 2010		December 31, 2009
Commercial, financial, and agricultural	$1,891,349		$2,050,110
Real estate - construction	947,073		1,114,709
Real estate secured - residential	2,646,699		2,369,380
Real estate secured - commercial	3,042,460		3,060,331
Consumer	548,453		482,266
Leases	711,022		750,483

Total loans and leases	$9,787,056		$9,827,279

Nonaccrual loans and leases	$237,378		$219,554
Loans and leases contractually past due 90 days and still accruing	13,039		14,820
Troubled debt restructurings	79,595		58,244
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	0	(1)	403,574

(1)	During the first quarter of 2010, Susquehanna concluded that, due to recent changes in U.S. GAAP and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be securitized and sold. Therefore, on March 31, 2010, Susquehanna transferred $434,897 of home equity line of credit loans held for sale to held for investment.

Net investment in direct financing leases was as follows:

	June 30, 2010	December 31, 2009
Minimum lease payments receivable	$479,534	$492,664
Estimated residual value of leases	303,891	335,003
Unearned income under lease contracts	(72,403)	(77,184)

Total leases	$711,022	$750,483

Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance - Beginning of period	$178,819	$132,164	$172,368	$113,749
Additions	43,000	50,000	88,000	85,000

	221,819	182,164	260,368	198,749

Charge-offs	(41,266)	(26,848)	(83,610)	(45,867)
Recoveries	5,242	2,201	9,037	4,635

Net charge-offs	(36,024)	(24,647)	(74,573)	(41,232)

Balance - Period end	$185,795	$157,517	$185,795	$157,517

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans

An analysis of impaired loans, as of June 30, 2010 and December 31, 2009, is as follows:

	June 30, 2010	December 31, 2009
Impaired loans without a related reserve	$127,342	$118,887
Impaired loans with a reserve	141,384	130,460

Total impaired loans	$268,726	$249,347

Reserve for impaired loans	$32,733	$35,030

Additional information relating to impaired loans for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average balance of impaired loans	$294,952	$211,851	$283,415	$169,137
Interest income on impaired loans (cash-basis)	2,178	1,802	3,640	2,951

NOTE 4. Goodwill

Susquehanna tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

Susquehanna performed its annual goodwill impairment test in the second quarter of 2010 and determined that the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at both May 31, 2010 and December 31, 2009 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna considers three key ratios to measure goodwill of the bank reporting unit for impairment: price to earnings, price to book, and price to tangible book. In keeping with the investment community’s valuations of financial institutions in 2009, Susquehanna predominantly used the price to book ratio and the price to tangible book ratio, with little consideration given to the price to earnings ratio due to the stress in the current economic environment. In keeping with the investment community’s current valuations of financial institutions, in 2010 Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at May 31, 2010 and December 31, 2009.

	Annual	Interim
Ratio	May 31, 2010	December 31, 2009
Price to book	1.41X	1.42X
Price to tangible book	1.60X	1.62X
Price to earnings	Not Meaningful	25X

Fair value of the bank reporting unit exceeded carrying value by 14.2% at June 30, 2010 and by 3.1% at December 31, 2009.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at both May 31, 2010 and December 31, 2009 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the “market multiples” approach and the “income” approach. The income approach measures the value of the reporting unit based on a discount rate to determine the present value of the reporting unit’s future economic benefit over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses. In keeping with the investment community’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2010 and December 31, 2009.

	Annual	Interim
Factors	May 31, 2010	December 31, 2009
Discount rate	17.5%	17.5%
Weighted-average increase in revenues	6.0%	6.0%
Weighted-average increase in expenses	5.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 53.6% at May 31, 2010 and by 41.8% at December 31, 2009.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at May 31, 2010 was $17,177. Fair value of the property and casualty insurance reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent sales of property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure goodwill of the property and casualty insurance reporting unit for impairment: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2010. There was no interim impairment test performed at December 31, 2009.

Annual
Ratio	May 31, 2010
Average price to book	1.06X
Median price to earnings	8.5X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 33.9% at May 31, 2010.

NOTE 5. Borrowings

Short-term borrowings	June 30, 2010	December 31, 2009
Securities sold under repurchase agreements	$292,439	$333,803
Federal funds purchased	320,000	200,000
Treasury tax and loan notes	7,000	6,900
Federal Reserve term auction facility (1)	0	500,000

Total short-term borrowings	$619,439	$1,040,703

(1)	The final auction was held on March 8, 2010.

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

NOTE 6. Shareholders’ Equity

Preferred Stock

On April 21, 2010, Susquehanna redeemed $200,000 of the outstanding $300,000 of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program in December 2008. The redemption price included $200,000 of the original investment amount plus approximately $1,800 of accrued and unpaid dividends. The preferred stock that Susquehanna redeemed in the second quarter of 2010 for $200,000 had a carrying value of $195,198 (net of a $4,802 unaccreted discount.) As a result of the redemption, Susquehanna accelerated the accretion of the discount, which reduced net income applicable to common shareholders by $4,802 in the second quarter of 2010.

The U.S. Treasury continues to own $100,000 of Susquehanna’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as a warrant giving the U. S. Treasury the right to purchase up to 3,028 shares of Susquehanna’s common stock at a price of $14.86 per share. Susquehanna does not expect to redeem the remaining $100,000 of preferred stock until there is sustained economic recovery and related improvement in its credit metrics.

Common Stock

On March 15, 2010, Susquehanna completed an offering of 43,125 shares of its common stock, par value $2.00 per share, at a public offering price of $8.00 per share. Proceeds from the offering, net of underwriting discounts and commissions of $17,250 and expenses of $409, totaled $327,341.

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010			2009
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income applicable to common shareholders	$(1,363)	129,630	$(0.01)	$(11,942)	86,213	$(0.14)
Effect of Diluted Securities:
Stock options and restricted shares outstanding		0			0

Diluted Earnings per Share:
Income applicable to common shareholders and assuming conversion	$(1,363)	129,630	$(0.01)	$(11,942)	86,213	$(0.14)

For the three months ended June 30, 2010 and 2009, average options to purchase 2,301 and 2,506 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended June 30, 2010 and 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	For the Six Months Ended June 30,
	2010			2009
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income applicable to common shareholders	$1,952	112,207	$0.02	$(10,081)	86,183	$(0.12)
Effect of Diluted Securities:
Stock options and restricted shares outstanding		26	0		0

Diluted Earnings per Share:
Income applicable to common shareholders and assuming conversion	$1,952	112,233	$0.02	$(10,081)	86,183	$(0.12)

For the six months ended June 30, 2010 and 2009, average options to purchase 2,075 and 2,506 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the six months ended June 30, 2010 and 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$1,401	$1,716	$33	$30	$191	$128
Interest cost	1,589	1,418	73	63	193	162
Expected return on plan assets	(2,437)	(1,892)	0	0	0	0
Amortization of prior service cost	6	4	29	29	16	23
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	595	626	25	16	0	0
Curtailments/settlements	0	—	0	0	0	0

Net periodic benefit cost	$1,154	$1,872	$160	$138	$428	$341

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Six Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$2,802	$3,432	$66	$60	$382	$256
Interest cost	3,178	2,836	146	126	386	324
Expected return on plan assets	(4,874)	(3,784)	0	0	0	0
Amortization of prior service cost	12	8	58	58	32	46
Amortization of transition obligation (asset)	0	0	0	0	56	56
Amortization of net actuarial loss	1,190	1,252	50	32	0	0
Curtailments/settlements	0	204	0	0	0	0

Net periodic benefit cost	$2,308	$3,948	$320	$276	$856	$682

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $124 to its pension plans and $290 to its other postretirement benefit plan in 2010. As of June 30, 2010, $62 of contributions have been made to its pension plans, and $145 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $62 to fund its pension plan in 2010, for a total of $124, and an additional $145 to its other postretirement benefit plan, for a total of $290.

Changes to Susquehanna’s Retirement Program

On February 24, 2009, Susquehanna notified its employees that changes were going to be made to the retirement program, effective July 1, 2009. The changes affected three groups of Susquehanna employees differently - employees for whom there were no retirement program changes, employees for whom the cash balance plan was “frozen,” and employees who were not yet eligible to participate in the plan and will not be eligible in the future.

Note 9. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Susquehanna is exposed to certain risks arising from both its business operations and economic conditions, and principally manages its exposures through management of its core business activities. Susquehanna manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Susquehanna enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Susquehanna’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to certain variable-rate liabilities. Susquehanna also has derivatives that are a result of a service it provides to certain qualifying customers, and therefore, are not used to manage interest-rate risk in its assets or liabilities. Susquehanna manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its net exposure resulting from such transactions.

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of June 30, 2010,

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Susquehanna had nine interest rate swaps with an aggregate notional amount of $759,471 that were designated as cash flow hedges of interest-rate risk. Two of these interest rate swaps, with notional amounts of $49,818 and $34,653 and fair values of $177 and ($2,061), respectively, relate to the consolidated variable interest entities.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first six months of 2010, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the first six months of 2010, Susquehanna recognized $461 in other expenses as a result of the ineffectiveness of cash flow hedges, $402 of which was related to consolidated variable interest entities.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During 2010, Susquehanna estimates that $7,580 will be reclassified as an increase to interest expense.

Non-designated Hedges

Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings. Additionally, Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers with high-quality credit ratings. Susquehanna executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. The credit risk associated with derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. Susquehanna obtains collateral based upon its assessment of the customers’ credit quality. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party to minimize Susquehanna’s net risk exposure resulting from those transactions.

At June 30, 2010, Susquehanna had ninety derivative transactions related to this program with an aggregate notional amount of $611,691. For the first six months of 2010, Susquehanna recognized a net gain of $71 related to changes in fair value of the derivatives in this program. For the first six months of 2009, Susquehanna recognized a net loss of $127 related to changes in fair value of the derivatives in this program.

Credit-risk-related Contingent Features

Susquehanna has agreements with certain of its derivative counterparties that contain the following provisions:

•

if Susquehanna defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Susquehanna could also be declared in default on its derivative obligations;

•

if Susquehanna fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions, and Susquehanna would be required to settle its obligations under the agreements;

•	if Susquehanna fails to maintain a specified minimum leverage ratio, then Susquehanna could be declared in default on its derivative obligations;

•

if a specified event or condition occurs that materially changes Susquehanna’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument; and

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

•

if Susquehanna’s credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred and the non-affected counterparty shall have the right, but not the obligation, to terminate all transactions under the agreement.

At June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments, related to these agreements was $20,920. At June 30, 2010, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $35,260. If Susquehanna had breached any of the above provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

	Fair Values of Derivative Instruments June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$177	Other liabilities	$31,793
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	21,010	Other liabilities	20,440

Total derivatives		$21,187		$52,233

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,956	Other liabilities	$408
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	13,781	Other liabilities	13,282

Total derivatives		$20,737		$13,690

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The Effect of Derivative Instruments on the Statement of Income

Three months ended June 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(16,324)	Interest expense	$(2,098)	Other expense	$(69)

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$625

Three months ended June 30, 2009
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Interest rate contracts:	$13,936	Interest expense	$(188)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(421)

Six months ended June 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(23,388)	Interest expense	$(2,465)	Other expense	$(461)

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$71

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Six months ended June 30, 2009

Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Interest rate contracts:	$9,792	Interest expense	$(322)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(127)

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

					For the Six Months Ended June 30,
	Principal Balance		Risk Assets(1)		Net Credit Losses (Recoveries)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	2010	2009
Loans and leases held in portfolio	$9,555,737	$9,827,279	$263,056	$258,667	$74,573	$41,232
Leases held by VIEs	0	0	0	0	0	73
Home equity loans held by VIEs	231,319	248,554	4,740	4,797	456	32
Leases serviced for others	6,755	13,551	142	7	(12)	(14)

Total loans and leases serviced	$9,793,811	$10,089,384	$267,938	$263,471	$75,017	$41,323

(1)	Includes nonaccrual loans and leases, other real estate owned, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Automobile Leases	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Servicing fees received	$0	$251	$0	$531
Other cash flows received	0	5,560	0	7,029

Home Equity Loans	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Additional draws conveyed	$9,141	$12,867	$17,513	$24,007
Servicing fees received	255	286	515	576
Other cash flows received	1,430	1,872	2,634	4,449

There were no proceeds from securitizations or amounts derecognized for the six-month periods ended June 30, 2010 and 2009 relating to home equity loans and automobile leases.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

At June 30, 2010, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because Susquehanna has made the determination that the impact on its financial statements would be immaterial.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2010 and December 31, 2009, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$406,009	$0	$406,009	$0
Obligations of states and political subdivisions	360,247		360,247
Agency residential mortgage-backed securities	978,833		978,833
Non-agency residential mortgage-backed securities	128,306		128,306
Commercial mortgage-backed securities	104,571		104,571
Synthetic collateralized debt obligations	1,576		0	1,576
Other structured financial products	12,362		1,409	10,953
Equity securities of the FHLB	73,217		73,217
Equity securities of the FRB	50,225		50,225
Other equity securities	24,972	3,083	18,333	3,556
Derivatives: (1)
Designated as hedging instruments	177		177
Not designated as hedging instruments	21,010		21,010

Total	$2,161,505	$3,083	$2,142,337	$16,085

Liabilities
Derivatives: (2)
Designated as hedging instruments	$31,793	$0	$31,793	$0
Not designated as hedging instruments	20,440		20,440

Total	$52,233	$0	$52,233	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended June 30, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products			Total
Balance at April 1, 2010	$4,081	$734	$13,407			$18,222
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	(525)	842	(2,454)			(2,137)

Balance at June 30, 2010	$3,556	$1,576	$10,953			$16,085

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Interest- only Strips	Total
Balance at April 1, 2009	$5,008	$1,000	$13,847	$2,790	$19,233	$41,878
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)		(937)				(937)
Included in other comprehensive income (before taxes)		1,450	(1,776)	5	(456)	(777)
Purchases, issuances, and settlements	(927)				(757)	(1,684)

Balance at June 30, 2009	$4,081	$1,513	$12,071	$2,795	$18,020	$38,480

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present rollforwards of the balance sheet amounts for the six months ended June 30, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Interest-only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)		(557)				(557)
Included in other comprehensive income (before taxes)	(525)	802	(3,160)			(2,883)

Balance at June 30, 2010	$3,556	$1,576	$10,953	$—	$—	$16,085

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest-only Strips	Total
Balance at January 1, 2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than-temporary impairment (1)		(937)								(937)
Included in other comprehensive income (before taxes)	4	1,250	8,103	8					2,794	12,159
Purchases, issuances, and settlements	(1,092)								(2,339)	(3,431)
Transfers in and/or out of Level 3					(440	)(2)	(31,751	)(2)	0	(32,191)

Balance at June 30, 2009	$4,081	$1,513	$12,071	$2,795	$0		$0		$18,020	$38,480

(1)	Included in noninterest income, net impairment losses recognized in earnings.

(2)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Foreclosed Assets

Other real estate property acquired through foreclosure is recorded at the lower of its carrying value or the fair market value of the related real estate collateral at the transfer date, less estimated selling costs. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs.

The following tables present assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, on the consolidated balance sheets and by the valuation hierarchy.

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$108,651	$0	$0	$108,651
Foreclosed assets	17,379	0	0	17,379

	$126,030	$0	$0	$126,030

Specific reserves for the first six months of 2010 were reduced by $2,297. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at June 30, 2010.

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$95,430	$0	$0	$95,430
Foreclosed assets	24,292	0	0	24,292

	$119,722	$0	$0	$119,722

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$200,520	$200,520	$203,240	$203,240
Short-term investments	126,183	126,183	88,120	88,120
Investment securities	2,149,118	2,149,118	1,875,267	1,875,267
Loans and leases	9,601,261	9,700,792	9,654,911	9,808,728
Financial liabilities:
Deposits	9,169,947	9,220,088	8,974,363	8,838,190
Short-term borrowings	619,439	619,439	1,040,703	1,040,703
FHLB borrowings	967,674	1,038,242	1,023,817	1,091,796
Long-term debt	721,607	680,907	448,374	381,618

Note 12. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2010, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2010. The actual effective rate for the reporting period ended June 30, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, expectations regarding Susquehanna’s future operating results or financial condition; expectations regarding a redemption of the remaining securities issued to the U.S. Treasury; Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2010 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology-driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	greater reliance on wholesale funding if our loan growth has outpaced our deposit growth, and we have no current access to securitization markets;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•

the impact of federal laws and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms that do not operate under those restrictions;

•	future legislative or administrative changes to the TARP Capital Purchase Program;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation premiums; and

•	our success in managing the risks involved in the foregoing.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first six months of 2010 have been impacted by a number of issues related to the recession, including an elevated provision for loan and lease losses and related credit costs, as a result of deterioration in credit quality. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2010 financial goals as follows:

Updated Financial Goals for 2010

Our updated financial goals for 2010 are as follows:

	Original Targets	Updated Targets
Net interest margin	3.75%	3.70%
Loan growth	6.0%	1.0%
Deposit growth	4.0%	2.0%
Noninterest income growth	-14.0%	-12.0%
Noninterest expense growth	-1.0%	0.0%
Tax rate	25.0%	Not meaningful
Preferred dividend and discount accretion	$16.8 million	$13.7 million

Results of Operations

Summary of 2010 Compared to 2009

Net loss applicable to common shareholders for the second quarter of 2010 was $1.4 million, an improvement of $10.5 million from net loss applicable to common shareholders of $11.9 million for the second quarter of 2009. Net interest income increased 6.1%, to $106.2 million for the second quarter of 2010, from $100.1 million for the second quarter of 2009. The provision for loan and lease losses decreased 14.0% to $43.0 million for the second quarter of 2010, from $50.0 million for the second quarter of 2009. Noninterest income increased 10.0%, to $38.3 million for the second quarter of 2010, from $34.8 million for the second quarter of 2009. Noninterest expenses decreased 6.8%, to $96.2 million for the second quarter of 2010, from $103.2 million for the second quarter of 2009.

Net income applicable to common shareholders for the first six months of 2010 was $2.0 million, an increase of $12.1 million from net loss applicable to common shareholders of $10.1 million for the first six months of 2009. Net interest income increased 9.8%, to $214.5 million for the first six months of 2010, from $195.4 million for the first six months of 2009. The provision for loan and lease losses increased 3.5% to $88.0 million for the first six months of 2010, from $85.0 million for the first six months of 2009. Noninterest income was $77.0 million for the first six months of 2010, relatively unchanged from the first six months of 2009 when net interest income was also $77.0 million. Noninterest expenses decreased 3.8%, to $190.4 million for the first six months of 2010, from $198.0 million for the first six months of 2009.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Diluted Earnings per Common Share	$(0.01)	$(0.14)	$0.02	$(0.12)
Return on Average Assets	0.16%	-0.23%	0.19%	-0.03%
Return on Average Equity	1.01%	-1.60%	1.25%	-0.18%
Return on Average Tangible Equity (1)	2.57%	-2.76%	3.15%	0.39%
Efficiency Ratio	65.09%	74.64%	63.89%	70.97%
Net Interest Margin	3.69%	3.52%	3.75%	3.46%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Return on average equity (GAAP basis)	1.01%	-1.60%	1.25%	-0.18%
Effect of excluding average intangible assets and related amortization	1.56%	-1.16%	1.90%	0.57%
Return on average tangible equity	2.57%	-2.76%	3.15%	0.39%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2010			For the Three-Month Period Ended June 30, 2009
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$95,959	$39	0.16	$106,007	$188	0.71
Investment securities:
Taxable	1,579,983	14,420	3.66	1,515,498	18,940	5.01
Tax-advantaged	329,841	5,187	6.31	347,668	5,751	6.63

Total investment securities	1,909,824	19,607	4.12	1,863,166	24,691	5.32

Loans and leases, (net):
Taxable	9,618,981	133,599	5.57	9,602,816	136,322	5.69
Tax-advantaged	261,170	4,082	6.27	219,631	3,706	6.77

Total loans and leases	9,880,151	137,681	5.59	9,822,447	140,028	5.72

Total interest-earning assets	11,885,934	157,327	5.31	11,791,620	164,907	5.61

Allowance for loan and lease losses	(182,985)			(132,740)
Other non-earning assets	2,124,506			2,061,656

Total assets	$13,827,455			$13,720,536

Liabilities
Deposits:
Interest-bearing demand	$3,445,011	5,679	0.66	$2,825,359	5,785	0.82
Savings	778,373	301	0.16	742,607	388	0.21
Time	3,699,050	21,072	2.28	4,281,599	36,241	3.40
Short-term borrowings	503,082	536	0.43	931,512	1,070	0.46
FHLB borrowings	1,024,326	11,098	4.35	1,053,123	10,093	3.84
Long-term debt	726,994	9,165	5.06	448,568	7,913	7.08

Total interest-bearing liabilities	10,176,836	47,851	1.89	10,282,768	61,490	2.40

Demand deposits	1,291,607			1,225,629
Other liabilities	221,338			262,894

Total liabilities	11,689,781			11,771,291
Shareholders’ equity	2,137,674			1,949,245

Total liabilities and shareholders’ equity	$13,827,455			$13,720,536

Net interest income / yield on average earning assets		$109,476	3.69		$103,417	3.52

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2010			For the Six-Month Period Ended June 30, 2009
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$88,490	$73	0.17	$114,269	$475	0.84
Investment securities:
Taxable	1,539,668	29,424	3.85	1,560,947	39,522	5.11
Tax-advantaged	336,618	10,863	6.51	345,177	11,415	6.67

Total investment securities	1,876,286	40,287	4.33	1,906,124	50,937	5.39

Loans and leases, (net):
Taxable	9,676,952	267,226	5.57	9,529,093	270,979	5.73
Tax-advantaged	259,727	8,085	6.28	220,158	7,340	6.72

Total loans and leases	9,936,679	275,311	5.59	9,749,251	278,319	5.76

Total interest-earning assets	11,901,455	315,671	5.35	11,769,644	329,731	5.65

Allowance for loan and lease losses	(178,960)			(125,413)
Other non-earning assets	2,093,304			2,050,455

Total assets	$13,815,799			$13,694,686

Liabilities
Deposits:
Interest-bearing demand	$3,399,548	11,104	0.66	$2,750,482	12,603	0.92
Savings	764,728	587	0.15	725,683	1,108	0.31
Time	3,719,618	43,794	2.37	4,424,441	75,938	3.46
Short-term borrowings	659,370	1,295	0.40	883,222	2,135	0.49
FHLB borrowings	1,000,170	20,734	4.18	1,053,624	20,153	3.86
Long-term debt	710,689	17,003	4.82	448,194	15,855	7.13

Total interest-bearing liabilities	10,254,123	94,517	1.86	10,285,646	127,792	2.51

Demand deposits	1,257,885			1,208,200
Other liabilities	221,252			254,561

Total liabilities	11,733,260			11,748,407
Shareholders’ equity	2,082,539			1,946,279

Total liabilities and shareholders’ equity	$13,815,799			$13,694,686

Net interest income / yield on average earning assets		$221,154	3.75		$201,939	3.46

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

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $106.2 million for the second quarter of 2010, as compared to $100.1 million for the same period in 2009. For the six months ended June 30, 2010, net interest income increased to $214.5 million, as compared to $195.4 million for the same period in 2009.

Net interest income as a percentage of net interest income plus noninterest income was 73.5% for the quarter ended June 30, 2010 and 74.2% for the quarter ended June 30, 2009. Net interest income as a percentage of net interest income plus noninterest income was 73.6% for the six months ended June 30, 2010 and 71.7% for the six months ended June 30, 2009.

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

The $6.1 million increase in our net interest income for the second quarter of 2010, as compared to the second quarter of 2009, was primarily the result of a 15.0% increase in average core deposits, which lowered our cost of funds by 51 basis points, while our yield on average earning assets only declined by 30 basis points.

The $19.1 million increase in our net interest income for the first six months of 2010, as compared to the first six months of 2009, was primarily the result of a 15.8% increase in average core deposits, which lowered our cost of funds by 65 basis points, while our yield on average earning assets only declined 30 basis points.

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

As was the case throughout 2009, we continued to experience a challenging operating environment for the first six months of 2010. Given the economic pressures that continue to impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $38.0 million increase in nonaccrual loans and leases since June 30, 2009 and the rising charge-off level noted below. As presented in Table 2, the provision for loan and lease losses was $43.0 million for the second quarter of 2010, and $50.0 million for the second quarter of 2009. The provision was $88.0 million for the first six months of 2010 and $85.0 million for the first six months of 2009.

We have seen some signs of stabilization, however, when comparing results on a linked-quarter basis. Net charge-offs for the second quarter of 2010 were $36.0 million, down from $38.5 million for the first quarter of 2010. Furthermore, our $43.0 million provision for loan and lease losses for the second quarter of 2010 was less than the $45.0 million provision for the first quarter of 2010.

Net charge-offs for the second quarter of 2010 increased to $36.0 million, or 1.46% of average loans and leases, when compared to net charge-offs for the second quarter of 2009 of $24.6 million, or 1.01% of average loans and leases. Net charge-offs for the first six months of 2010 increased to $74.6 million, or 1.51% of average loans and leases, when compared to net charge-offs for the first six months of 2009 of $41.2 million, or 0.85% of average loans and leases. Furthermore, for the six months ended June 30, 2010, 64.6% of net charge-offs came from the real estate – construction and real estate – commercial portfolios as real estate demand and values in some of our market areas are under considerable downward pressure. For additional information about our real estate – construction loan portfolio, refer to Tables 3, 4, 5, and 6 appearing in “Financial Condition, Risk Assets” in this Quarterly Report on Form 10-Q.

The allowance for loan and lease losses was 1.90% of period-end loans and leases, or $185.8 million, at June 30, 2010; 1.75% of period-end loans and leases, or $172.4 million, at December 31, 2009; and 1.59% of period-end loans and leases, or $157.5 million, at June 30, 2009.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at June 30, 2010. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2010.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance - Beginning of period	$178,819	$132,164	$172,368	$113,749
Additions	43,000	50,000	88,000	85,000
Charge-offs:
Commercial, financial, and agricultural	(9,197)	(6,810)	(14,233)	(11,807)
Real estate - construction	(13,275)	(13,317)	(25,958)	(20,392)
Real estate secured - residential	(3,465)	(1,160)	(9,602)	(3,248)
Real estate secured - commercial	(11,845)	(3,034)	(26,573)	(3,800)
Consumer	(1,137)	(560)	(2,234)	(1,875)
Leases	(2,347)	(1,967)	(5,010)	(4,745)

Total charge-offs	(41,266)	(26,848)	(83,610)	(45,867)

Recoveries:
Commercial, financial, and agricultural	1,496	1,209	2,740	1,879
Real estate - construction	1,477	5	2,847	5
Real estate secured - residential	403	161	557	203
Real estate secured - commercial	1,314	200	1,512	1,453
Consumer	366	296	841	597
Leases	186	330	540	498

Total recoveries	5,242	2,201	9,037	4,635

Net charge-offs	(36,024)	(24,647)	(74,573)	(41,232)

Balance - Period end	$185,795	$157,517	$185,795	$157,517

Net charge-offs as a percentage of average loans and leases (annualized)	1.46%	1.01%	1.51%	0.85%
Allowance as a percentage of period-end loans and leases	1.90%	1.59%	1.90%	1.59%

Average loans and leases	$9,880,151	$9,822,447	$9,936,679	$9,749,251
Period-end loans and leases	9,787,056	9,916,618	9,787,056	9,916,618

Noninterest Income

Second Quarter 2010 Compared to Second Quarter 2009

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.5% for the second quarter of 2010, and 25.8% for the second quarter of 2009.

Noninterest income increased $3.5 million, or 10.0%, for the second quarter of 2010, over the second quarter of 2009. This net increase was primarily a result of the following:

•	Increased asset management fees of $1.3 million; and

•	Increased net realized gains on securities (net of other-than-temporary impairment losses) of $2.7 million.

Asset management fees. The 20.9% increase primarily was due to some recovery in the stock market, resulting in higher mutual fund management fees and an increase in more profitable institutional customers as a percentage of the total customer base.

Net realized gains on securities. During the second quarter of 2010, we sold securities with an aggregate book value of $76.4 million for a net gain of $4.3 million. During the second quarter of 2009, we sold securities with an aggregate book value of $12.7 million for a net gain of 0.3 million.

Furthermore, during the second quarter of 2010, we recognized in earnings other-than-temporary impairment losses totaling $2.2 million. During the second quarter of 2009, we recognized in earnings other-than-temporary impairment losses totaling $0.9 million.

Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.4% for the six-month period ended June 30, 2010, and 28.3% for the six-month period ended June 30, 2009.

Noninterest income for the six months ended June 30, 2010 was $77.0 million, relatively unchanged from the six months ended June 30, 2009 when noninterest income was also $77.0 million. There were, however, noteworthy changes within several categories as follows:

•	Decreased service charges on deposit accounts of $2.0 million;

•	Increased asset management fees of $2.4 million;

•	Increased net realized gains on securities (net of other-than-temporary impairment losses) of $8.7 million; and

•	Decreased other of $8.2 million.

Service charges on deposit accounts. The 10.5% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Asset management fees. The 20.0% increase primarily was due to some recovery in the stock market, resulting in higher mutual fund management fees and an increase in more profitable institutional customers as a percentage of the total customer base.

Net realized gains on securities. During the first six months of 2010, we sold securities with an aggregate book value of $220.3 million for a net gain of $10.9 million. During the first six months of 2009, we sold securities with an aggregate book value of $12.9 million for a net gain of $0.4 million.

Furthermore, during the first six months of 2010, we recognized in earnings other-than-temporary impairment losses totaling $2.7 million. During the first six months of 2009, we recognized in earnings other-than-temporary impairment losses totaling $0.9 million.

Other. In the first quarter of 2009, we recognized a net gain of $6.9 million on the sale of our Central Atlantic Services merchant accounts.

In addition, as a result of changes in U.S.GAAP that were effective January 1, 2010 relating to the accounting for transfers of financial assets, we no longer recognize net excess servicing fee income in noninterest income. Net excess servicing fee income for the first six months of 2009 was $2.2 million.

Noninterest Expenses

Second Quarter 2010 Compared to Second Quarter 2009

Noninterest expenses decreased $7.0 million, or 6.8%, from $103.2 million for the second quarter of 2009, to $96.2 million for the second quarter of 2010. The decrease is primarily the result of a $6.2 million FDIC special assessment in the second quarter of 2009.

Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009

Noninterest expenses decreased $7.5 million, or 3.8%, from $198.0 million for the first six months of 2009, to $190.5 million for the first six months of 2010. The decrease is primarily the result of a $6.2 million FDIC special assessment in the second quarter of 2009.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2010, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2010. The actual effective rate for the reporting period ended June 30, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of June 30, 2010 Compared to December 31, 2009

Total assets at June 30, 2010 were $13.9 billion, an increase of $202.3 million when compared to total assets at December 31, 2009. Total loans decreased $40.2 million, and total deposits increased $195.6 million from December 31, 2009. Equity capital was $2.1 billion at June 30, 2010, or $15.38 per common share, and $2.0 billion, or $19.53 per common share, at December 31, 2009.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At June 30, 2010, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. Furthermore, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

At June 30, 2010, the aggregate balance of the loans held by the trusts that can be used only to settle obligations of the trusts was $231.3 million. In addition, during the first quarter of 2010, we concluded that, due to recent changes in accounting guidance and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be sold and securitized. Therefore, on March 31, 2010, Susquehanna transferred $434.9 million of home equity line of credit loans held for sale to held for investment.

Our experience in recent months indicates that many consumers and businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. As a result, loans and leases, net of unearned income and excluding the loans of the securitization trusts discussed above, decreased 2.8%, from $9.8 billion at December 31, 2009 to $9.6 billion at June 30, 2010. Commercial, financial, and agricultural loans declined by $158.8 million (including charge-offs of $14.2 million), while real estate construction loans, which we consider to be higher-risk loans, declined by $167.6 million (including charge-offs of $26.0 million). The decline in real estate construction loans was primarily due to our continuing plan to decrease that portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession.

Risk Assets

Total nonperforming assets increased $10.9 million, from December 31, 2009 to June 30, 2010, as presented in Table 3.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	June 30, 2010	December 31, 2009	June 30, 2009
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$24,917	$20,282	$21,814
Real estate - construction	89,476	97,717	94,798
Real estate secured - residential	48,213	37,254	30,650
Real estate secured - commercial	70,785	59,181	49,710
Consumer	4	27	127
Leases	3,983	5,093	2,255

Total nonaccrual loans and leases	237,378	219,554	199,354
Other real estate owned	17,379	24,292	25,809

Total nonperforming assets	$254,757	$243,846	$225,163

Nonperforming assets as a percentage of period-end loans and leases plus other real estate owned	2.60%	2.48%	2.26%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	78%	79%	79%

Loans and leases contractually past due 90 days and still accruing	$13,039	$14,820	$24,263
Restructured loans	79,595	58,244	30,799

Nonaccrual loans and leases increased from $219.6 million at December 31, 2009, to $237.4 million at June 30, 2010. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 2.48% at December 31, 2009 to 2.60% at June 30, 2010.

Of the $268.7 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $127.3 million, or 47.4%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At June 30, 2010, 37.7% of nonaccrual loans and leases were in our real estate – construction portfolio, as real estate demand and values in some of our market areas are under considerable downward pressure. We consider these real-estate construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at June 30, 2010	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$226,841	24.0%	0.2%	0.5%	16.8%	17.3%	5.4%	6.4%
Land development	204,116	21.5	0.2	0.2	0.3	17.7	13.1	4.5
Raw land	4,715	0.5	0.0	0.0	0.2	48.1	27.1	7.0

	435,672	46.0	0.2	0.3	8.9	17.8	9.4	5.5

All Other:
Construction:
Investor	213,941	22.6	0.0	0.0	9.8	3.2	2.2	5.6
Owner-occupied	4,831	0.5	0.0	0.0	19.7	5.3	4.5	9.0
Land development:
Investor	232,125	24.5	0.6	0.0	10.3	21.9	0.6	4.7
Owner-occupied	9,682	1.0	0.0	0.0	0.0	9.8	13.6	3.9
Raw land:
Investor	49,958	5.3	0.0	0.0	9.6	29.5	22.1	4.1
Owner-occupied	864	0.1	0.0	0.0	28.3	0.0	0.0	3.7

	511,401	54.0	0.3	0.0	9.9	14.4	4.1	5.1

Total	$947,073	100.0	0.2	0.2	9.5	16.0	6.6	5.3

(1)	represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at June 30, 2010 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at June 30, 2010.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

Category	Balance at June 30, 2010	Geographical Location by %
		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$226,841	51.7%	11.2%	34.3%	2.8
Land development	204,116	53.7	5.9	32.4	8.1
Raw land	4,715	48.3	4.0	47.6	0.0

	435,672	52.6	8.6	33.5	5.2

All Other:
Construction:
Investor	213,941	17.0	18.3	57.1	7.6
Owner-occupied	4,831	19.9	24.9	55.2	0.0
Land development:
Investor	232,125	24.1	2.3	55.4	18.2
Owner-occupied	9,682	51.8	0.0	48.2	0.0
Raw land:
Investor	49,958	23.0	11.6	65.0	0.5
Owner-occupied	864	52.9	28.3	18.8	0.0

	511,401	21.5	10.1	56.8	11.5

Total	$947,073	35.8	9.5	46.1	8.6

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at June 30, 2010	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan (current) to Value
	(dollars in thousands)
1-4 Family:
Construction	$226,841	34.9%	70.2%
Land development	204,116	15.2	69.0
Raw land	4,715	0.0	66.1

	435,672	25.3	69.6

All Other:
Construction:
Investor	213,941	12.4	68.9
Owner-occupied	4,831	0.0	80.6
Land development:
Investor	232,125	34.7	74.4
Owner-occupied	9,682	0.0	76.0
Raw land:
Investor	49,958	40.5	84.1
Owner-occupied	864	11.3	93.8

	511,401	25.2	75.1

	$947,073	25.3	72.2

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We have been aggressively reviewing our portfolio, contacting customers to evaluate their financial situation and, where necessary, working with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We continue to believe that the remainder of 2010 will be challenging, with the effects of the recession moving into the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2010, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing difficulties in the economy and overall market conditions, we will assess the need for interim goodwill impairment tests.

For additional information about goodwill, refer to “Note 4. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 2.2%, or $195.6 million, from December 31, 2009 to June 30, 2010. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 4.8%, 6.7%, and 4.7%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds. Time deposits less than $0.1 million decreased 5.9%, or $150.2 million, from December 31, 2009 to June 30, 2010. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. Time deposits greater than $0.1 million increased 2.8%, or $32.0 million, from December 31, 2009 to June 30, 2010. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

Borrowings

We have temporarily used the proceeds from our common stock offering to pay down short-term borrowings.

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

Shareholders’ Equity

Preferred Stock

On April 21, 2010, we redeemed $200.0 million of the outstanding $300.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program in December 2008. The redemption price included $200.0 million of the original investment amount plus approximately $1.8 million of accrued and unpaid dividends. The preferred stock that we redeemed in the second quarter of 2010 for $200.0 million had a carrying value of $195.2 million (net of a $4.8 million unaccreted discount). As a result of the redemption, we accelerated the accretion of the discount, which reduced net income applicable to common shareholders by $4.8 million in the second quarter of 2010.

The U.S. Treasury continues to own $100.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as a warrant giving the U.S. Treasury the right to purchase up to 3.0 million shares of our common stock at a price of $14.86 per share. We do not expect to redeem the remaining $100.0 million of preferred stock until there is sustained economic recovery and related improvement in our credit metrics.

Common Stock

On March 15, 2010, we completed an offering of 43.1 million shares of our common stock, par value $2.00 per share, at a public offering price of $8.00 per share. Proceeds from the offering, net of underwriting discounts and commissions of $17.3 million and expenses of $0.4 million, totaled $327.3 million.

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

Our capital ratios are as follows:

	At June 30, 2010	Well-Capitalized Threshold
Tangible Common Ratio (1)	7.64%	N/A
Tier 1 Common Ratio	9.24%	N/A
Leverage Ratio	11.02%	5.0%
Tier 1 Capital Ratio	13.16%	6.0%
Total Risk-based Capital Ratio	15.50%	10.0%

(1)	Includes deferred tax liability of $42.3 million associated with intangibles.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2010, our bank subsidiary had approximately $1.0 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $604.9 million more would have been available provided that additional collateral had been pledged. Furthermore, at June 30, 2010, we had unused federal funds lines of $798.0 million.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At June 30, 2010, we had unused collateralized availability of $954.9 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $120.0 million at June 30, 2010 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At June 30, 2010, our asset/liability position was slightly asset sensitive.

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

SUSQUEHANNA BANCSHARES, INC.

August 6, 2010	/s/ William J. Reuter
William J. Reuter Chairman and Chief Executive Officer

August 6, 2010	/s/ Drew K. Hostetter
Drew K. Hostetter Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.