Form 10-Q
period 2010-09-30
SUSQUEHANNA BANCSHARES INC
filed 2010-11-05
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

Yes  ☐    No  ☒

As of October 29, 2010, there were 129,794,795 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands, except share data)
Assets
Cash and due from banks	$201,353	$203,240	$199,626
Unrestricted short-term investments	66,497	87,966	100,099

Cash and cash equivalents	267,850	291,206	299,725
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	5,875	0	0
Restricted short-term investments	60,835	154	50
Securities available for sale	2,363,331	1,866,346	1,813,910
Securities held to maturity (fair values approximate $8,735; $8,921; and $8,985)	8,735	8,921	8,985
Loans and leases, net of unearned income	9,472,511	9,827,279	9,863,705
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	224,289	0	0
Less: Allowance for loan and lease losses	191,115	172,368	168,570

Net loans and leases	9,505,685	9,654,911	9,695,135

Premises and equipment, net	163,205	165,529	165,764
Foreclosed assets (OREO)	18,856	24,292	22,510
Accrued income receivable	37,942	36,127	38,028
Bank-owned life insurance	353,036	355,373	357,325
Goodwill	1,018,031	1,018,031	1,018,031
Intangible assets with finite lives	36,424	43,513	46,116
Other assets	186,815	224,859	193,575

Total Assets	$14,026,620	$13,689,262	$13,659,154

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,362,116	$1,261,208	$1,210,770
Interest-bearing demand	3,527,064	3,262,812	2,962,307
Savings	758,672	743,687	724,487
Time	2,285,754	2,540,805	2,747,706
Time of $100 or more	1,268,572	1,165,851	1,255,043

Total deposits	9,202,178	8,974,363	8,900,313
Federal Home Loan Bank short-term borrowings	300,000	100,000	0
Other short-term borrowings	584,023	1,040,703	1,020,614
Federal Home Loan Bank long-term borrowings	817,116	923,817	1,049,383
Other long-term debt	176,040	176,050	176,055
Junior subordinated debentures	322,742	272,324	272,191
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	215,959	0	0
Accrued interest, taxes, and expenses payable	57,099	47,688	71,708
Deferred taxes	38,329	87,981	74,391
Other liabilities	213,471	85,255	115,417

Total Liabilities	11,926,957	11,708,181	11,680,072

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Issued: 100,000 at September 30, 2010; 300,000 at December 31, 2009 and September 30, 2009	97,891	292,359	291,944
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued: 129,794,795 at September 30, 2010; 86,473,612 at December 31, 2009; and 86,394,320 at September 30, 2009	259,590	172,947	172,789
Additional paid-in capital	1,300,102	1,057,305	1,056,800
Retained earnings	474,161	478,167	475,591
Accumulated other comprehensive loss, net of taxes of $17,983; $10,606; and $9,715, respectively	(32,081)	(19,697)	(18,042)

Total Shareholders’ Equity	2,099,663	1,981,081	1,979,082

Total Liabilities and Shareholders’ Equity	$14,026,620	$13,689,262	$13,659,154

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$134,047	$139,591	$406,529	$415,341
Securities:
Taxable	13,468	16,758	40,955	54,329
Tax-exempt	3,891	3,755	10,951	11,174
Dividends	1,027	992	2,964	2,943
Short-term investments	56	54	129	529

Total interest income	152,489	161,150	461,528	484,316

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,785	4,790	17,475	18,502
Time	19,196	33,166	62,990	109,103
Federal Home Loan Bank short-term borrowings	711	0	749	0
Other short-term borrowings	982	1,098	2,277	3,233
Federal Home Loan Bank long-term borrowings	11,148	10,122	31,844	30,275
Other long-term debt	9,256	7,172	26,260	23,027

Total interest expense	47,078	56,348	141,595	184,140

Net interest income	105,411	104,802	319,933	300,176
Provision for loan and lease losses	40,000	48,000	128,000	133,000

Net interest income, after provision for loan and lease losses	65,411	56,802	191,933	167,176

Noninterest Income:
Service charges on deposit accounts	8,923	9,326	25,878	28,277
Vehicle origination and servicing fees	1,717	1,210	5,202	4,996
Asset management fees	6,653	6,733	21,279	18,920
Income from fiduciary-related activities	1,784	1,803	5,375	5,270
Commissions on brokerage, life insurance, and annuity sales	1,866	2,291	5,527	5,850
Commissions on property and casualty insurance sales	2,589	2,661	8,871	9,446
Income from bank-owned life insurance	1,218	1,312	3,849	4,094
Net gain on sale of loans and leases	2,580	3,142	7,312	8,141
Net realized gain on sales of securities	393	4,727	11,285	5,079
Total other-than-temporary impairment, net of recoveries	119	0	(4,004)	(937)
Portion of (gain) loss recognized in other comprehensive income (before taxes)	(441)	0	945	0

Net impairment losses recognized in earnings	(322)	0	(3,059)	(937)
Other	8,006	7,500	20,841	28,586

Total noninterest income	35,407	40,705	112,360	117,722

Noninterest Expenses:
Salaries and employee benefits	48,850	47,771	146,243	144,849
Occupancy	8,610	7,633	26,961	26,696
Furniture and equipment	3,335	3,620	10,422	10,962
Advertising and marketing	2,980	1,802	8,875	6,392
FDIC insurance	4,500	4,245	13,284	20,236
Amortization of intangible assets	2,346	2,624	7,089	7,928
Vehicle lease disposal	3,923	3,858	11,095	10,384
Other	21,668	19,982	62,710	62,071

Total noninterest expenses	96,212	91,535	286,679	289,518

Income (loss) before income taxes	4,606	5,972	17,614	(4,620)
Benefit from income taxes	(1,374)	(850)	(1,260)	(9,690)

Net Income	5,980	6,822	18,874	5,070
Preferred stock dividends and accretion	1,396	4,165	12,338	12,494

Net Income (Loss) Applicable to Common Shareholders	$4,584	$2,657	$6,536	$(7,424)

Earnings per common share:
Basic	$0.04	$0.03	$0.06	$(0.09)
Diluted	$0.04	$0.03	$0.06	$(0.09)
Cash dividends per common share	$0.01	$0.05	$0.03	$0.36
Average common shares outstanding:
Basic	129,687	86,294	118,103	86,220
Diluted	129,718	86,294	118,135	86,220

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$18,874	$5,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	22,086	17,669
Provision for loan and lease losses	128,000	133,000
Realized gain on available-for-sale securities, net	(8,226)	(4,142)
Deferred income taxes	(42,125)	(49,526)
Gain on sale of loans and leases	(7,312)	(8,141)
Loss (gain) on sale of foreclosed assets	1,403	(287)
Gain on sale of branch	0	(402)
Mortgage loans originated for sale	(263,553)	(271,242)
Proceeds from sale of mortgage loans originated for sale	260,156	275,996
Loans and leases originated/acquired for sale, net of payments received	0	(148,194)
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	120,764	71,731
Increase in cash surrender value of bank-owned life insurance	(3,285)	(3,554)
(Increase) decrease in accrued interest receivable	(1,149)	2,458
Increase (decrease) in accrued interest payable	2,158	(6,314)
Increase in accrued expenses and taxes payable	7,217	22,896
Other, net	10,543	50,970

Net cash provided by operating activities	245,551	87,988

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(59,019)	164
Activity in available-for-sale securities:
Sales	280,683	72,746
Maturities, repayments, and calls	515,775	343,170
Purchases	(1,175,706)	(242,587)
Net decrease (increase) in loans and leases	142,642	(233,519)
Cash flows received from retained interests	0	18,960
Proceeds from bank-owned life insurance	5,622	0
Proceeds from sale of foreclosed assets	21,569	13,448
Additions to premises and equipment, net	(8,124)	(3,828)

Net cash used in investing activities	(276,558)	(31,446)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	227,815	(152,368)
Sale of branch deposits	0	(13,410)
Net (decrease) increase in other short-term borrowings	(456,680)	110,395
Net increase in short-term FHLB borrowings	200,000	0
Proceeds from long-term FHLB borrowings	150,000	0
Repayment of long-term FHLB borrowings	(255,143)	(18,878)
Proceeds from issuance of long-term debt	47,749	0
Repayment of long-term debt	(23,987)	(229)
Proceeds from issuance of common stock	329,440	1,985
Redemption of preferred stock	(200,000)	0
Cash dividends paid	(11,543)	(41,159)

Net cash provided by (used in) financing activities	7,651	(113,664)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(23,356)	(57,122)
Cash and cash equivalents at January 1	291,206	356,847

Cash and cash equivalents at September 30	$267,850	$299,725

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$139,400	$190,454
Income tax payments	38,492	1,358
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$7,537	$0
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	248,333	0
Real estate acquired in settlement of loans	18,006	32,820
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	239,936	0
Securities purchased not settled	70,013	15,000
Accretion of preferred stock discount	5,532	1,244
Home equity line of credit loans transferred from held for sale to held for investment	434,897	0
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	(5,805)	0
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	(6,922)	0

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	$290,700	86,174,285	$172,349	$1,055,255	$512,924	$(85,310)	$1,945,918

Comprehensive income:
Net income					5,070		5,070
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,301						61,796	61,796
Change in unrealized gain on recorded interests in securitized assets, net of taxes						2,960	2,960
Change in unrealized loss on cash flow hedges, net of taxes						2,512	2,512

Total comprehensive income							72,338

Issuance of common stock and options under employee benefit plans		220,035	440	1,545			1,985
Accretion of discount on preferred stock	1,244				(1,244)		0
Cash dividends paid on preferred stock					(10,125)		(10,125)
Cash dividends paid on common stock ($0.36 per share)					(31,034)		(31,034)

Balance at September 30, 2009	$291,944	86,394,320	$172,789	$1,056,800	$475,591	$(18,042)	$1,979,082

Balance at January 1, 2010	$292,359	86,473,612	$172,947	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities					(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income					18,874		18,874
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $4,137						29,893	29,893
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $346						(599)	(599)
Change in unrealized loss on cash flow hedges, net of taxes						(34,756)	(34,756)

Total comprehensive income							13,412

Issuance of common stock		43,125,000	86,250	241,090			327,340
Issuance of common stock and options under employee benefit plans		196,183	393	1,707			2,100
Redemption of preferred stock	(200,000)						(200,000)
Accretion of discount on preferred stock	5,532				(5,532)		0
Cash dividends paid on preferred stock					(8,083)		(8,083)
Cash dividends paid on common stock ($0.03 per share)					(3,460)		(3,460)

Balance at September 30, 2010	$97,891	129,794,795	$259,590	$1,300,102	$474,161	$(32,081)	$2,099,663

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform to current period classifications. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the periods ended September 30, 2010 and 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 83 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recently Adopted Accounting Guidance

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In March 2010, FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives. This ASU provides amendments that clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This ASU was effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

2. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2010 and December 31, 2009, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2010
Available-for-Sale:
U.S. Government agencies	$411,839	$3,870	$0	$415,709
Obligations of states and political subdivisions	397,983	21,705	447	419,241
Agency residential mortgage-backed securities	1,053,410	30,222	108	1,083,524
Non-agency residential mortgage-backed securities	139,503	144	13,425	126,222
Commercial mortgage-backed securities	99,363	6,178	0	105,541
Synthetic collateralized debt obligations	744	479	0	1,223
Other structured financial products	24,643	0	12,930	11,713
Other debt securities	51,684	906	482	52,108
Equity securities of the Federal Home Loan Bank	72,658	0	0	72,658
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	26,002	684	1,519	25,167

	2,328,054	64,188	28,911	2,363,331

Held-to-Maturity:
Other	4,560	0	0	4,560
State and municipal	4,175	0	0	4,175

	8,735	0	0	8,735

Total investment securities	$2,336,789	$64,188	$28,911	$2,372,066

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Available-for-Sale:
U.S. Government agencies	$366,065	$5,142	$188	$371,019
Obligations of states and political subdivisions	343,254	12,043	1,878	353,419
Agency residential mortgage-backed securities	661,755	19,813	1,386	680,182
Non-agency residential mortgage-backed securities	168,476	18	33,029	135,465
Commercial mortgage-backed securities	162,835	2,625	435	165,025
Synthetic collateralized debt obligations	1,301	30	0	1,331
Other structured financial products	26,294	0	10,975	15,319
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,597	302	2,380	24,519

	1,876,644	39,973	50,271	1,866,346

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,371	0	0	4,371

	8,921	0	0	8,921

Total investment securities	$1,885,565	$39,973	$50,271	$1,875,267

At September 30, 2010 and December 31, 2009, investment securities with carrying values of $1,539,696 and $1,344,858, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at September 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$44,777	$45,245
After one year but within five years	204,091	208,881
After five years but within ten years	465,772	473,368
After ten years	1,464,529	1,487,787

	2,179,169	2,215,281

Securities held to maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,735	8,735

	8,735	8,735

Total debt securities	$2,187,904	$2,224,016

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Three Months Ended September 30,
	2010		2009
	Available-	Held-to-	Available-	Held-to-
	for-Sale	Maturity	for-Sale	Maturity
Gross gains	$394	$0	$4,962	$0
Gross losses	(1)	0	(235)	0
Other-than-temporary impairment	(322)	0	0	0

Net gains	$71	$0	$4,727	$0

	For the Nine Months Ended September 30,
	2010		2009
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$11,409	$0	$5,314	$0
Gross losses	(124)	0	(235)	0
Other-than-temporary impairment	(3,059)	0	(937)	0

Net gains	$8,226	$0	$4,142	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

September 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$13,496	$175	$7,236	$272	$20,732	$447
Agency residential mortgage-backed securities	72,466	108	0	0	72,466	108
Non-agency residential mortgage-backed securities	0	0	122,128	13,425	122,128	13,425
Other structured financial products	0	0	11,713	12,930	11,713	12,930
Other debt securities	18,895	167	1,463	315	20,358	482
Other equity securities	184	66	2,977	1,453	3,161	1,519

	$105,041	$516	$145,517	$28,395	$250,558	$28,911

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$14,813	$188	$0	$0	$14,813	$188
Obligations of states and political subdivisions	45,348	554	31,637	1,324	76,985	1,878
Agency residential mortgage-backed securities	157,762	1,386	0	0	157,762	1,386
Non-agency residential mortgage-backed securities	89	7	130,579	33,022	130,668	33,029
Commercial mortgage-backed securities	0	0	43,498	435	43,498	435
Other structured financial products	0	0	15,319	10,975	15,319	10,975
Other equity securities	24	29	2,727	2,351	2,751	2,380

	$218,036	$2,164	$223,760	$48,107	$441,796	$50,271

Non-agency residential mortgage-backed securities (16 of the 18 securities are in a loss position, and 7 of the 16 securities in a loss position are rated below investment grade). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

During the second quarter of 2010, however, Susquehanna’s analysis determined that one of these securities was other-than-temporarily impaired, and Susquehanna recorded an other-than-temporary impairment loss as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed Securities for which a Portion of an Other-than-temporary

Impairment was Recognized in Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance - beginning of period	$1,737	$0	$0	$0
Additions - amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	0	0	1,737	0

Balance - end of period	$1,737	$0	$1,737	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Susquehanna estimated the portion of loss attributable to credit using a discounted cash flow model. Susquehanna, in conjunction with an independent third-party, estimated the expected cash flows of the underlying collateral using internal credit risk, interest rate risk, and prepayment risk models that incorporated management’s best estimate of current key assumptions, such as default rates, loss severity, and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics, and collateral type. The distribution of underlying cash flows is determined in accordance with the security’s indenture. Expected principal and interest cash flows on an other-than-temporarily impaired debt security are discounted using the book yield of that debt security.

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($599 at September 30, 2010). Significant assumptions used in the valuation of this other-than-temporarily impaired security were as follows:

As of June 30, 2010	Weighted- average (%)
Annual constant prepayment speed	1.6
Loss severity (1)	29.0
Life default rate, net of recoveries (2)	12.2

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions and rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. To make this comparison, Susquehanna works with a third-party financial advisory firm to evaluate two scenarios consisting of three phases each. The two scenarios are: (1) the first dollar loss scenario and (2) the expected or forecasted scenario. The three phases associated with each scenario are (a) production of cash flows, (b) application of the cash flows to the percent owned and (c) assessment of other-than-temporary impairment.

To determine expected cash flows, the valuation analysis considers credit default rates, prepayments and deferrals, waterfall structure and covenants relating to the trust preferred securities. The third-party firm focuses on the Texas ratio and the second ratio to determine short term default risk. To determine longer term default probabilities, the third-party firm uses an internal scoring approach that relies on key financial performance ratios. Since using financial ratios to determine short and long term default probabilities is a data driven approach, management believes that realistic conclusions can be made on the likelihood of future cash flows for these securities. In addition, the trust indenture documentation and the trustee reports for each specific trust preferred security issuance provide information regarding prepayments, deferral rights, call options, various triggers, including over-collateralization triggers, and waterfall structure, which management believes is essential in determining projected base cash flows.

Management has assisted with the development of, and reviews and comments on the results of, this proprietary valuation methodology, and believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes, as well as additional information about the pooled trust preferred securities, is included in the following table. At September 30, 2010, the present values of the current estimated cash flows is equal to or greater than the face amount of the specific class for all trust preferred securities, and therefore, there is no other-than-temporary impairment.

As of September 30, 2010	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Book value	$3,000	$6,974	$7,919	$6,750
Fair value	1,457	3,448	3,642	3,166
Unrealized loss	(1,543)	(3,526)	(4,277)	(3,584)
Present value of expected cash flows for class noted above and all subordinated classes	109,285	109,523	139,652	103,153
Class face value	35,000	57,360	86,715	45,500
Lowest credit rating assigned	CCC-	Caa3	B3	Caa3
Original collateral	$624,000	$474,000 (1)	$701,000	$488,000
Performing collateral	445,300	304,400	528,500	373,000
Actual defaults	106,700	24,600	90,500	59,000
Actual deferrals	72,000	145,000	82,000	56,000
Projected future defaults	133,300	168,400	224,500	132,000
Actual defaults as a % of original collateral	17.1%	5.2%	12.9%	12.1%
Actual deferrals as a % of original collateral	11.5	30.6	11.7	11.5
Projected future defaults as a % of performing collateral plus deferrals	25.8	37.5	36.8	30.8

(1)	Original collateral is reduced by purchases and calls totalling $27,000. The purchase transaction of $20,000 resulted in a loss of $18,400 and is not included in actual defaults.

Other equity securities. During the third quarter of 2010, Susquehanna recognized an aggregate other-than-temporary impairment of $322 relating to two financial institution equity securities. During the second quarter of 2010, Susquehanna recognized an aggregate other-than-temporary impairment of $443 relating to five financial institution equity securities. The determination that an other-than-temporary impairment had occurred was the result of management’s assessment of the near-term prospects of each specific issuer, dilution to shareholders as a result of issuances of common stock, and the severity and duration of the decline in fair value of those equity securities.

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Loans and Leases

Loans and Leases, net of unearned income

	September 30, 2010		December 31, 2009
Commercial, financial, and agricultural	$1,829,217		$2,050,110
Real estate - construction	914,761		1,114,709
Real estate secured - residential	2,664,042		2,369,380
Real estate secured - commercial	3,021,525		3,060,331
Consumer	576,912		482,266
Leases	690,343		750,483

Total loans and leases	$9,696,800		$9,827,279

Nonaccrual loans and leases	$227,418		$219,554
Loans and leases contractually past due 90 days and still accruing	18,005		14,820
Troubled debt restructurings	119,398		58,244
Home equity line of credit loans held for sale (included in “Real estate secured - residential,” above)	0	(1)	403,574

(1)	During the first quarter of 2010, Susquehanna concluded that, due to recent changes in U.S. GAAP and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be securitized and sold. Therefore, on March 31, 2010, Susquehanna transferred $434,897 of home equity line of credit loans held for sale to held for investment.

Net investment in direct financing leases was as follows:

	September 30, 2010	December 31, 2009
Minimum lease payments receivable	$477,240	$492,664
Estimated residual value of leases	283,639	335,003
Unearned income under lease contracts	(70,536)	(77,184)

Total leases	$690,343	$750,483

Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance - Beginning of period	$185,795	$157,517	$172,368	$113,749
Additions	40,000	48,000	128,000	133,000

	225,795	205,517	300,368	246,749

Charge-offs	(37,109)	(39,848)	(120,719)	(85,715)
Recoveries	2,429	2,901	11,466	7,536

Net charge-offs	(34,680)	(36,947)	(109,253)	(78,179)

Balance - Period end	$191,115	$168,570	$191,115	$168,570

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans

An analysis of impaired loans, as of September 30, 2010 and December 31, 2009, is as follows:

	September 30,		December 31,
	2010		2009
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,937		$21,814
Real estate - construction	49,678		54,788
Real estate secured - residential	20,249		892
Real estate secured - commercial	53,027		41,393
Consumer	136		0

Total impaired loans without a related reserve	134,027	(1)	118,887

Impaired loans with a related reserve:
Commercial, financial, and agricultural	13,609		3,241
Real estate - construction	33,609		66,236
Real estate secured - residential	15,785		6,370
Real estate secured - commercial	86,287		54,613
Consumer	691		0

Total impaired loans with a related reserve	149,981	(2)	130,460

Total impaired loans	$284,008		$249,347

Reserve for impaired loans:
Commercial, financial, and agricultural	$4,507		$672
Real estate - construction	6,756		18,705
Real estate secured - residential	3,823		1,561
Real estate secured - commercial	16,286		14,092
Consumer	197		0

Total reserve for impaired loans	$31,569		$35,030

(1)	$100,381 of the $134,027 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $71,623.
(2)	Charge-offs related to these loans totaled $42,477.

Additional information relating to impaired loans for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average balance of impaired loans	$292,731	$245,895	$286,520	$194,723
Interest income on impaired loans (cash-basis)	1,874	1,715	5,514	4,666

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

Susquehanna performed its annual goodwill impairment tests in the second quarter of 2010 and determined that the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment. However, taking into consideration current market conditions, Susquehanna decided that it would be prudent to perform an interim goodwill impairment test for its bank reporting unit and wealth management report unit at September 30, 2010. There was no interim goodwill impairment test performed for the property and casualty insurance reporting unit as its fair value substantially exceeded its carrying value at June 30, 2010, and the amount of goodwill assigned to this unit is relatively insignificant.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at both September 30, 2010 and May 31, 2010 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna considered two key ratios to measure goodwill of the bank reporting unit for impairment: price to book and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at September 30, 2010 and May 31, 2010.

	Interim	Annual
Ratio	September 30, 2010	May 31, 2010
Price to book	1.37X	1.41X
Price to tangible book	1.58X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 12.0% at September 30, 2010 and by 14.2% at June 30, 2010.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at both September 30, 2010 and May 31, 2010 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the “market multiples” approach and the “income” approach. The income approach measures the value of the reporting unit based on a discount rate to determine the present value of the reporting unit’s future economic benefit over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses. In keeping with the investment community’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at September 30, 2010 and May 31, 2010.

	Interim	Annual
Factors	September 30, 2010	May 31, 2010
Discount rate	17.5%	17.5%
Weighted-average increase in revenues	6.0%	6.0%
Weighted-average increase in expenses	5.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 40.0% at September 30, 2010 and by 53.6% at June 30, 2010.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at May 31, 2010 was $17,177. Fair value of the property and casualty insurance reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent sales of property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure goodwill of the property and casualty insurance reporting unit for impairment: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2010. There was no interim impairment test performed at September 30, 2010.

Annual
Ratio	May 31, 2010
Average price to book	1.06X
Median price to earnings	8.5X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 33.9% at June 30, 2010.

NOTE 5. Borrowings

Short-term borrowings	September 30, 2010	December 31, 2009
Securities sold under repurchase agreements	$326,923	$333,803
Federal funds purchased	250,000	200,000
Treasury tax and loan notes	7,100	6,900
Federal Reserve term auction facility (1)	0	500,000

Total short-term borrowings	$584,023	$1,040,703

(1)	The final auction was held on March 8, 2010.

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

NOTE 7. Earnings per Share (EPS)

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010			2009
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income applicable to common shareholders	$4,584	129,687	$0.04	$2,657	86,294	$0.03
Effect of Diluted Securities:
Stock options and restricted shares outstanding		31			0

Diluted Earnings per Share:
Income applicable to common shareholders and assuming conversion	$4,584	129,718	$0.04	$2,657	86,294	$0.03

For the three months ended September 30, 2010 and 2009, average options to purchase 2,327 shares and 2,490 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended September 30, 2010 and 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

	For the Nine Months Ended September 30,
	2010			2009
	Income	Average Common Shares	Per Share Amount	Loss	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income (loss) applicable to common shareholders	$6,536	118,103	$0.06	$(7,424)	86,220	$(0.09)
Effect of Diluted Securities:
Stock options and restricted shares outstanding		32			0

Diluted Earnings per Share:
Income (loss) applicable to common shareholders and assuming conversion	$6,536	118,135	$0.06	$(7,424)	86,220	$(0.09)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

For the nine months ended September 30, 2010 and 2009, average options to purchase 2,327 shares and 2,490 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the nine months ended September 30, 2010 and 2009, warrants to purchase 3,028 shares of common stock were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$640	$954	$18	$30	$137	$128
Interest cost	1,613	1,468	67	70	186	162
Expected return on plan assets	(2,445)	(1,899)	0	0	0	0
Amortization of prior service cost	6	9	30	30	16	23
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	757	714	18	31	0	0
Curtailments/settlements	0	(80)	0	0	0	0

Net periodic benefit cost	$571	$1,166	$133	$161	$367	$341

	Nine Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$3,442	$4,386	$84	$90	$519	$384
Interest cost	4,791	4,304	213	196	572	486
Expected return on plan assets	(7,319)	(5,683)	0	0	0	0
Amortization of prior service cost	18	17	88	88	48	69
Amortization of transition obligation (asset)	0	0	0	0	84	84
Amortization of net actuarial loss	1,947	1,966	68	63	0	0
Curtailments/settlements	0	124	0	0	0	0

Net periodic benefit cost	$2,879	$5,114	$453	$437	$1,223	$1,023

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $124 to its pension plans and $290 to its other postretirement benefit plan in 2010. As of September 30, 2010, $93 of contributions have been made to its pension plans, and $218 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $31 to fund its pension plan in 2010, for a total of $124, and an additional $72 to its other postretirement benefit plan, for a total of $290.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of September 30, 2010, Susquehanna had nine interest rate swaps with an aggregate notional amount of $753,330 that were designated as cash flow hedges of interest-rate risk. Two of these interest rate swaps, with notional amounts of $48,124 and $30,206 and fair values of $100 and ($1,917), respectively, relate to consolidated variable interest entities.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first nine months of 2010, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the first nine months of 2010, Susquehanna recognized $413 in other expenses as a result of the ineffectiveness of cash flow hedges, all of which was related to consolidated variable interest entities.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

At September 30, 2010, Susquehanna had ninety-two derivative transactions related to this program with an aggregate notional amount of $649,096. For the first nine months of 2010, Susquehanna recognized a net loss of $19 related to changes in fair value of the derivatives in this program. For the first nine months of 2009, Susquehanna recognized a net loss of $582 related to changes in fair value of the derivatives in this program.

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

At September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $24,210. At September 30, 2010, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $60,735. If Susquehanna had breached any of the above provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Fair Values of Derivative Instruments September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$100	Other liabilities	$49,305
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	24,197	Other liabilities	23,718

Total derivatives		$24,297		$73,023

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,956	Other liabilities	$408
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	13,781	Other liabilities	13,282

Total derivatives		$20,737		$13,690

The Effect of Derivative Instruments on the Statement of Income

Three months ended September 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(11,368)	Interest expense	$(2,295)	Other expense	$48

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(91)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Three months ended September 30, 2009
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclasified from Accumulated OCI into Income
Interest rate contracts:	$(7,280)	Interest expense	$(226)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(455)

Nine months ended September 30, 2010
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(34,756)	Interest expense	$(4,761)	Other expense	$(413)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(19)

Nine months ended September 30, 2009
Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Interest rate contracts:	$2,512	Interest expense	$(548)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(582)

NOTE 10. Securitizations and Variable Interest Entities (“VIEs”)

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are, by definition, variable interest entities. Susquehanna performed an analysis to determine whether it has a controlling financial interest in these entities, and

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

thus, as the primary beneficiary, would be required to consolidate the entities. An enterprise is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Susquehanna retained servicing responsibilities and interests in the VIEs. Susquehanna receives servicing fees and rights to cash flows remaining after the investors have received the return for which they contracted. Susquehanna, as servicer, has the ability to manage the entities’ assets that become delinquent to improve the economic performance of the entities. Therefore, Susquehanna meets the “power criterion.” In addition, through its ownership of the entities’ equity certificates, Susquehanna has the right to receive potentially significant benefits. Therefore, Susquehanna meets the “losses/benefits criterion.” Since Susquehanna meets both criteria, it is the primary beneficiary of the VIEs and is required to consolidate them. Upon consolidation, Susquehanna removed retained interests of $23,705 and recorded interest-bearing deposits of $7,537, aggregate loans balances of $248,333, and long term-debt of $239,936 on January 1, 2010. In addition, Susquehanna recognized a cumulative-effect adjustment that reduced retained earnings by $5,805 and an adjustment that reduced accumulated other comprehensive income by $6,922. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna’s general credit for failure of debtors to pay when due.

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

					For the Nine Months Ended Sept 30,
	Principal Balance		Risk Assets (1)		Net Credit Losses (Recoveries)
	Sept 30, 2010	December 31, 2009	Sept 30, 2010	December 31, 2009	2010	2009
Loans and leases held in portfolio	$9,472,511	$9,827,279	$258,915	$258,666	$109,253	$78,179
Leases held by VIEs	0	0	0	0	0	101
Home equity loans held by VIEs	224,289	248,554	5,364	4,797	636	85
Leases serviced for others	4,605	13,551	12	7	(3)	(15)

Total loans and leases serviced	$9,701,405	$10,089,384	$264,291	$263,470	$109,886	$78,350

(1)	Includes nonaccrual loans and leases, other real estate owned, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Automobile Leases	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
Servicing fees received	$0	$170	$0	$701
Other cash flows received	0	4,856	0	11,885

Home Equity Loans	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
Additional draws conveyed	$8,057	$11,487	$25,570	$35,494
Servicing fees received	250	281	765	857
Other cash flows received	2,117	2,626	4,751	7,075

There were no proceeds from securitizations or amounts derecognized for the nine-month periods ended September 30, 2010 and 2009 relating to home equity loans and automobile leases.

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

At September 30, 2010, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain Retained Interests in Securitizations—Prior to January 1, 2010

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2010 and December 31, 2009, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$415,709	$0	$415,709	$0
Obligations of states and political subdivisions	419,241		419,241
Agency residential mortgage-backed securities	1,083,524		1,083,524
Non-agency residential mortgage-backed securities	126,222		126,222
Commercial mortgage-backed securities	105,541		105,541
Synthetic collateralized debt obligations	1,223		0	1,223
Other structured financial products	11,713		0	11,713
Other debt securities	52,108		52,108
Equity securities of the FHLB	72,658		72,658
Equity securities of the FRB	50,225		50,225
Other equity securities	25,167	3,076	18,535	3,556
Derivatives: (1)
Designated as hedging instruments	100		100
Not designated as hedging instruments	24,197		24,197

Total	$2,387,628	$3,076	$2,368,060	$16,492

Liabilities
Derivatives: (2)
Designated as hedging instruments	$49,305	$0	$49,305	$0
Not designated as hedging instruments	23,718		23,718

Total	$73,023	$0	$73,023	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$371,019	$0	$371,019	$0
Obligations of states and political subdivisions	353,419		353,419
Agency residential mortgage-backed securities	680,182		680,182
Non-agency residential mortgage-backed securities	135,465		133,354	2,111
Commercial mortgage-backed securities	165,025		165,025
Synthetic collateralized debt obligations	1,331			1,331
Other structured financial products	15,319		1,206	14,113
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	24,519	2,907	17,531	4,081
Derivatives: (1)
Designated as hedging instruments	6,956		6,956
Not designated as hedging instruments	13,781		13,781
Interest-only strips (1)(3)	17,840			17,840

Total	$1,904,923	$2,907	$1,862,540	$39,476

Liabilities
Derivatives: (2)
Designated as hedging instruments	$408	$0	$408	$0
Not designated as hedging instruments	13,282		13,282

Total	$13,690	$0	$13,690	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

(3)	On January 1, 2010, interest-only strips were eliminated as a result of the consolidation of the variable interest entities.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present rollforwards of the balance sheet amounts for the three months ended September 30, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products			Total
Balance at July 1, 2010	$3,556	$1,576	$10,953			$16,085
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	(240)	0	0			(240)
Included in other comprehensive income (before taxes)	240	(353)	760			647

Balance at September 30, 2010	$3,556	$1,223	$11,713			$16,492

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest- only Strips	Total
Balance at July 1, 2009	$4,081	$1,513	$12,071	$2,795	$18,020	$38,480
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	0	(370)	671	5	1,759	2,065
Purchases, issuances, and settlements	0	0	0	0	(749)	(749)

Balance at September 30, 2009	$4,081	$1,143	$12,742	$2,800	$19,030	$39,796

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present rollforwards of the balance sheet amounts for the nine months ended September 30, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest- only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	(240)	(557)	0	0	0	(797)
Included in other comprehensive income (before taxes)	(285)	449	(2,400)	0	0	(2,236)

Balance at September 30, 2010	$3,556	$1,223	$11,713	$0	$0	$16,492

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest-only Strips	Total
Balance at January 1, 2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than-temporary impairment (1)		(937)								(937)
Included in other comprehensive income (before taxes)	4	880	8,774	13					4,553	14,224
Purchases, issuances, and settlements	(1,092)								(3,088)	(4,180)
Transfers in and/or out of Level 3					(440	)(2)	(31,751	)(2)	0	(32,191)

Balance at September 30, 2009	$4,081	$1,143	$12,742	$2,800	$0		$0		$19,030	$39,796

(1)	Included in noninterest income, net impairment losses recognized in earnings.

(2)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment in accordance with U.S. GAAP. To estimate the impairment of a loan, Susquehanna uses the practical expedient method, which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, most of Susquehanna’s impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, on the consolidated balance sheets and by the valuation hierarchy.

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$118,412	$0	$0	$118,412
Foreclosed assets	18,856	0	0	18,856

	$137,268	$0	$0	$137,268

Specific reserves for the first nine months of 2010 were reduced by $3,461. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at September 30, 2010.

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$201,353	$201,353	$203,240	$203,240
Short-term investments	133,207	133,207	88,120	88,120
Investment securities	2,372,066	2,372,066	1,875,267	1,875,267
Loans and leases	9,505,685	9,764,067	9,654,911	9,808,728
Derivatives	24,297	24,297	20,737	20,737
Financial liabilities:
Deposits	9,202,178	9,293,755	8,974,363	8,838,190
Short-term borrowings	584,023	584,023	1,040,703	1,040,703
FHLB borrowings	1,117,116	1,191,343	1,023,817	1,091,796
Long-term debt	714,741	681,470	448,374	381,618
Derivatives	73,023	73,023	13,690	13,690

Note 12. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2010, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2010. The actual effective rate for the reporting period ended September 30, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, expectations regarding Susquehanna’s future operating results or financial condition; expectations regarding a redemption of the remaining securities issued to the U. S. Treasury; Susquehanna’s potential exposures to various types of market risks, such as interest rate risk and credit risk; whether Susquehanna’s allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to maintain loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to monitor the impact of the recession moving into the commercial and industrial, commercial real estate, and consumer segments; the impact of a breach by Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) on residual loss exposure; our ability to collect all amounts due under our outstanding synthetic collateralized debt obligations; and our ability to achieve our 2010 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in the automobile industry;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	greater reliance on wholesale funding because our loan growth has outpaced our deposit growth, and we have no current access to securitization markets;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

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

The following information refers to Susquehanna and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiary (“VFAM”), Stratton Management Company, LLC and subsidiary (“Stratton”), and The Addis Group, LLC.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first nine months of 2010 have been impacted by a number of issues related to the recession, including an elevated provision for loan and lease losses and related credit costs, as a result of deterioration in credit quality. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2010 financial goals as follows:

Updated Financial Goals for 2010

Our updated financial goals for 2010 are as follows:

	Original Targets	Updated Targets
Net interest margin	3.75%	3.65%
Loan growth	6.0%	-2.0%
Deposit growth	4.0%	1.0%
Noninterest income growth	-14.0%	-11.0%
Noninterest expense growth	-1.0%	0.0%
Tax rate	25.0%	Not meaningful
Preferred dividend and discount accretion	$16.8 million	$13.7 million

We are also closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We will be setting up a committee of senior officers to review the new rules as they are published, and our management team will be prepared to update our procedures as necessary.

Results of Operations

Summary of 2010 Compared to 2009

Net income applicable to common shareholders for the third quarter of 2010 was $4.6 million, an improvement of $1.9 million from net income applicable to common shareholders of $2.7 million for the third quarter of 2009. Net interest income increased 0.6%, to $105.4 million for the third quarter of 2010, from $104.8 million for the third quarter of 2009. The provision for loan and lease losses decreased 16.7% to $40.0 million for the third quarter of 2010, from $48.0 million for the third quarter of 2009. Noninterest income decreased 13.0%, to $35.4 million for the third quarter of 2010, from $40.7 million for the third quarter of 2009. Noninterest expenses increased 5.1%, to $96.2 million for the third quarter of 2010, from $91.5 million for the third quarter of 2009.

Net income applicable to common shareholders for the first nine months of 2010 was $6.5 million, an improvement of $13.9 million from net loss applicable to common shareholders of $7.4 million for the first nine months of 2009. Net interest income increased 6.6%, to $319.9 million for the first nine months of 2010, from $300.2 million for the first nine months of 2009. The provision for loan and lease losses decreased 3.8% to $128.0 million for the first nine months of 2010, from $133.0 million for the first nine months of 2009. Noninterest income decreased 4.6%, to $112.4 million for the first nine months of 2010, from $117.7 for the first nine months of 2009. Noninterest expenses decreased 1.0%, to $286.7 million for the first nine months of 2010, from $289.5 million for the first nine months of 2009.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted Earnings per Common Share	$0.04	$0.03	$0.06	$(0.09)
Return on Average Assets	0.17%	0.20%	0.18%	0.05%
Return on Average Equity	1.13%	1.38%	1.21%	0.35%
Return on Average Tangible Equity (1)	2.87%	3.76%	3.05%	1.55%
Efficiency Ratio	66.68%	61.48%	64.80%	67.67%
Net Interest Margin	3.58%	3.64%	3.69%	3.52%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Return on average equity (GAAP basis)	1.13%	1.38%	1.21%	0.35%
Effect of excluding average intangible assets and related amortization	1.74%	2.38%	1.84%	1.20%
Return on average tangible equity	2.87%	3.76%	3.05%	1.55%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended September 30, 2010			For the Three-Month Period Ended September 30, 2009
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$119,887	$56	0.19	$105,109	$54	0.20
Investment securities:
Taxable	1,847,854	14,495	3.11	1,463,580	17,750	4.81
Tax-advantaged	381,445	5,985	6.22	350,376	5,775	6.54

Total investment securities	2,229,299	20,480	3.64	1,813,956	23,525	5.15

Loans and leases, (net):
Taxable	9,468,492	131,479	5.51	9,649,279	137,085	5.64
Tax-advantaged	252,799	3,951	6.20	221,763	3,855	6.90

Total loans and leases	9,721,291	135,430	5.53	9,871,042	140,940	5.66

Total interest-earning assets	12,070,477	155,966	5.13	11,790,107	164,519	5.54

Allowance for loan and lease losses	(190,022)			(163,409)
Other non-earning assets	2,099,928			2,077,130

Total assets	$13,980,383			$13,703,828

Liabilities
Deposits:
Interest-bearing demand	$3,486,885	5,492	0.62	$2,878,901	4,499	0.62
Savings	769,946	293	0.15	738,392	291	0.16
Time	3,606,545	19,196	2.11	4,083,021	33,166	3.22
Short-term borrowings	589,528	982	0.66	1,050,060	1,098	0.41
FHLB borrowings	1,117,387	11,859	4.21	1,049,652	10,122	3.83
Long-term debt	718,762	9,256	5.11	448,280	7,172	6.35

Total interest-bearing liabilities	10,289,053	47,078	1.82	10,248,306	56,348	2.18

Demand deposits	1,340,585			1,234,941
Other liabilities	258,413			256,121

Total liabilities	11,888,051			11,739,368
Shareholders’ equity	2,092,332			1,964,460

Total liabilities and shareholders’ equity	$13,980,383			$13,703,828

Net interest income / yield on average earning assets		$108,888	3.58		$108,171	3.64

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (continued)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2010			For the Nine-Month Period Ended September 30, 2009
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$99,071	$129	0.17	$111,182	$529	0.64
Investment securities:
Taxable	1,643,525	43,919	3.57	1,528,135	57,271	5.01
Tax-advantaged	351,725	16,848	6.40	346,929	17,193	6.63

Total investment securities	1,995,250	60,767	4.07	1,875,064	74,464	5.31

Loans and leases, (net):
Taxable	9,606,701	398,707	5.55	9,569,595	408,064	5.70
Tax-advantaged	257,393	12,034	6.25	220,699	11,195	6.78

Total loans and leases	9,864,094	410,741	5.57	9,790,294	419,259	5.73

Total interest-earning assets	11,958,415	471,637	5.27	11,776,540	494,252	5.61

Allowance for loan and lease losses	(182,688)			(138,218)
Other non-earning assets	2,095,536			2,059,445

Total assets	$13,871,263			$13,697,767

Liabilities
Deposits:
Interest-bearing demand	$3,428,980	16,595	0.65	$2,793,759	17,102	0.82
Savings	766,487	880	0.15	729,966	1,400	0.26
Time	3,681,513	62,990	2.29	4,309,384	109,103	3.38
Short-term borrowings	635,833	2,277	0.48	939,446	3,233	0.46
FHLB borrowings	1,039,671	32,593	4.19	1,052,286	30,275	3.85
Long-term debt	713,411	26,260	4.92	448,223	23,027	6.87

Total interest-bearing liabilities	10,265,895	141,595	1.84	10,273,064	184,140	2.40

Demand deposits	1,285,755			1,217,211
Other liabilities	233,774			255,087

Total liabilities	11,785,424			11,745,362
Shareholders’ equity	2,085,839			1,952,405

Total liabilities and shareholders’ equity	$13,871,263			$13,697,767

Net interest income / yield on average earning assets		$330,042	3.69		$310,112	3.52

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

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased slightly to $105.4 million for the third quarter of 2010, as compared to $104.8 million for the same period in 2009. For the nine months ended September 30, 2010, net interest income increased to $319.9 million, as compared to $300.2 million for the same period in 2009.

Net interest income as a percentage of net interest income plus noninterest income was 74.9% for the quarter ended September 30, 2010 and 72.0% for the quarter ended September 30, 2009. Net interest income as a percentage of net interest income plus noninterest income was 74.0% for the nine months ended September 30, 2010 and 71.8% for the nine months ended September 30, 2009.

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

The slight increase of $0.6 million in our net interest income for the third quarter of 2010, as compared to the third quarter of 2009, was primarily the result of a 2.4% increase in average earning assets, offset by a 6 basis point decline in the margin.

The $19.8 million increase in our net interest income for the first nine months of 2010, as compared to the first nine months of 2009, was primarily the result of a 15.6% increase in average core deposits, which lowered our cost of funds by 56 basis points while our yield on average earning assets only declined by 34 basis points.

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

As was the case throughout 2009, we continued to experience a challenging operating environment for the first nine months of 2010. Net charge-offs for the first nine months of 2010 increased to $109.3 million, or 1.48% of average loans and leases, when compared to net charge-offs for the first nine months of 2009 of $78.2 million, or 1.07% of average loans and leases. However, we have seen some signs of stabilization. Net charge-offs for the third quarter of 2010 decreased to $34.7 million, or 1.42% of average loans and leases, when compared to net charge-offs for the third quarter of 2009 of $36.9 million, or 1.48% of average loans and leases. Furthermore, on a linked-quarter basis, net charge-offs for the second quarter of 2010 were $36.0 million, and net-charge-offs for the first quarter of 2010 were $38.5 million.

As a result, we decreased the provision for loan and lease losses from $48.0 million for the third quarter of 2009 to $40.0 million for the third quarter of 2010. The provision was $133.0 million for the first nine months of 2009 and $128.0 million for the first nine months of 2010.

The allowance for loan and lease losses was 1.97% of period-end loans and leases, or $191.1 million, at September 30, 2010; 1.75% of period-end loans and leases, or $172.4 million, at December 31, 2009; and 1.71% of period-end loans and leases, or $168.6 million, at September 30, 2009.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at September 30, 2010. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at September 30, 2010.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance - Beginning of period	$185,795	$157,517	$172,368	$113,749
Additions	40,000	48,000	128,000	133,000
Charge-offs:
Commercial, financial, and agricultural	(5,260)	(9,145)	(19,493)	(20,952)
Real estate - construction	(15,328)	(22,587)	(41,286)	(42,979)
Real estate secured - residential	(3,354)	(1,849)	(12,956)	(5,097)
Real estate secured - commercial	(10,429)	(3,888)	(37,002)	(7,688)
Consumer	(677)	(608)	(2,911)	(2,483)
Leases	(2,061)	(1,771)	(7,071)	(6,516)

Total charge-offs	(37,109)	(39,848)	(120,719)	(85,715)

Recoveries:
Commercial, financial, and agricultural	962	1,205	3,702	3,084
Real estate - construction	311	1,268	3,158	1,273
Real estate secured - residential	237	33	794	236
Real estate secured - commercial	280	18	1,792	1,471
Consumer	226	207	1,067	804
Leases	413	170	953	668

Total recoveries	2,429	2,901	11,466	7,536

Net charge-offs	(34,680)	(36,947)	(109,253)	(78,179)

Balance - Period end	$191,115	$168,570	$191,115	$168,570

Net charge-offs as a percentage of average loans and leases (annualized)	1.42%	1.48%	1.48%	1.07%
Allowance as a percentage of period-end loans and leases	1.97%	1.71%	1.97%	1.71%

Average loans and leases	$9,721,291	$9,871,042	$9,864,094	$9,790,294
Period-end loans and leases	9,696,800	9,863,705	9,696,800	9,863,705

Noninterest Income

Third Quarter 2010 Compared to Third Quarter 2009

Noninterest income, as a percentage of net interest income plus noninterest income, was 25.1% for the third quarter of 2010, and 28.0% for the third quarter of 2009.

Noninterest income decreased $5.3 million, or 13.0%, for the third quarter of 2010, as compared to the third quarter of 2009. This net decrease was primarily the result of a decrease in net realized gains on securities (net of other-than-temporary impairment losses) of $4.7 million.

During the third quarter of 2010, we sold securities with an aggregate book value of $49.0 million and realized a net gain of $0.4 million. During the third quarter of 2009, we sold securities with an aggregate book value of $54.6 million and realized a net gain of $4.7 million. Furthermore, during the third quarter of 2010, we recognized in earnings other-than-temporary impairment losses totaling $0.3 million. During the third quarter of 2009, there were no recognized other-than-temporary impairment losses.

Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.0% for the nine-month period ended September 30, 2010, and 28.2% for the nine-month period ended September 30, 2009.

Noninterest income decreased $5.4 million, or 4.6% for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This net decrease was primarily the result of the following:

•	Decreased service charges on deposit accounts of $2.4 million;

•	Increased asset management fees of $2.4 million;

•	Increased net realized gains on securities (net of other-than-temporary impairment losses) of $4.1 million; and

•	Decreased other of $7.7 million.

Service charges on deposit accounts. The 8.5% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Asset management fees. The 12.5% increase primarily was due to some recovery in the stock market, resulting in higher mutual fund management fees and an increase in more profitable institutional customers as a percentage of the total customer base.

Net realized gains on securities. During the first nine months of 2010, we sold securities with an aggregate book value of $269.2 million and realized a net gain of $11.3 million. During the first nine months of 2009, we sold securities with an aggregate book value of $67.5 million and realized a net gain of $5.1 million.

Furthermore, during the first nine months of 2010, we recognized in earnings other-than-temporary impairment losses totaling $3.1 million. During the first nine months of 2009, we recognized in earnings other-than-temporary impairment losses totaling $0.9 million.

Other. In the first quarter of 2009, we recognized a net gain of $6.9 million on the sale of our Central Atlantic Services merchant accounts.

Noninterest Expenses

Third Quarter 2010 Compared to Third Quarter 2009

Noninterest expenses increased $4.7 million, or 5.1%, from $91.5 million for the third quarter of 2009, to $96.2 million for the third quarter of 2010. This net increase was primarily the result of the following:

•	Increased salaries and employee benefits of $1.1 million;

•	Increased advertising and marketing of $1.2 million; and

•	Increased other of $1.7 million.

Salaries and employee benefits. The 2.3% increase was primarily the result of increased benefit costs.

Advertising and marketing. The 65.4% increase was primarily the result of the timing of annual budgeted expenditures and a higher budget for 2010 as compared to 2009.

Other. The 8.4% increase was primarily the result of increased credit-related costs.

Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009

Noninterest expenses decreased $2.8 million, or 1.0%, from $289.5 million for the first nine months of 2009, to $286.7 million for the first nine months of 2010. This net decrease was primarily the result of the following:

•	Increased salaries and employee benefits of $1.4 million;

•	Increased advertising and marketing of $2.5 million; and

•	Decreased FDIC insurance of $7.0 million.

Salaries and employee benefits. The 1.0% increase was primarily the result of increased benefit costs.

Advertising and marketing. The 38.9% increase was primarily the result of a higher budget for 2010 as compared to 2009.

FDIC Insurance. The decrease is primarily the result of a $6.2 million FDIC special assessment in the second quarter of 2009.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2010, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2010. The actual effective rate for the reporting period ended September 30, 2010 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of September 30, 2010 Compared to December 31, 2009

Total assets at September 30, 2010 were $14.0 billion, an increase of $337.4 million when compared to total assets at December 31, 2009. Total loans decreased $130.5 million, and total deposits increased $227.8 million from December 31, 2009. Total equity capital was $2.1 billion at September 30, 2010, or $15.42 per common share, and $2.0 billion, or $19.53 per common share, at December 31, 2009.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2010, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

As a result of the decline in total loan balances and the increase in total deposit balances, we have used the excess funds to purchase securities available for sale.

For information about our investment securities portfolio, refer to “Note 2. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

As a result of the adoption of new accounting guidance relating to variable interest entities, we, as the primary beneficiary of two securitization trusts, were required to consolidate the trusts as of January 1, 2010. At September 30, 2010, the aggregate balance of the loans held by the trusts that can be used only to settle obligations of the trusts was $224.3 million. In addition, during the first quarter of 2010, we concluded that, due to recent changes in accounting guidance and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be sold and securitized. Therefore, on March 31, 2010, Susquehanna transferred $434.9 million of home equity line of credit loans held for sale to held for investment.

Our experience in recent months indicates that many businesses in our markets are proceeding cautiously in the current economic environment. In some cases, they appear to be delaying or changing plans for taking on additional debt, and, as a result there has been a reduced demand for loans among credit-worthy borrowers. As a result, loans and leases, net of unearned income and excluding the loans of the securitization trusts discussed above, decreased 3.6%, from $9.8 billion at December 31, 2009 to $9.5 billion at September 30, 2010. Commercial, financial, and agricultural loans declined by $220.9 million (including charge-offs of $19.5 million), while real estate construction loans, which we consider to be higher-risk loans, declined by $199.9 million (including charge-offs of $41.3 million). The decline in real estate construction loans was primarily due to our continuing plan to decrease that portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession. Loans secured by residential real estate, however, increased by $70.4 million (excluding the loans of the securitizations trusts) since December 31, 2009, and consumer loans also increased by $94.6 million during the same period.

For additional information about our loan portfolio, refer to “Note 3. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Risk Assets

Total nonperforming assets increased $2.4 million, from December 31, 2009 to September 30, 2010. Additional information is presented in Table 3.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	September 30, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$22,522	$20,282	$18,064
Real estate - construction	76,418	97,717	102,667
Real estate secured - residential	47,564	37,254	35,752
Real estate secured - commercial	77,858	59,181	60,387
Consumer	2	27	32
Leases	3,054	5,093	8,441

Total nonaccrual loans and leases	227,418	219,554	225,343
Other real estate owned	18,856	24,292	22,510

Total nonperforming assets	$246,274	$243,846	$247,853

Nonperforming assets as a percentage of period-end loans and leases plus other real estate owned	2.53%	2.48%	2.51%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	84%	79%	75%

Loans and leases contractually past due 90 days and still accruing	$18,005	$14,820	$38,396
Troubled debt restructurings	119,398	58,244	32,188

Nonaccrual loans and leases increased from $219.6 million at December 31, 2009, to $227.4 million at September 30, 2010. The net increase was primarily the result of the effects of the continuing economic deterioration on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 2.48% at December 31, 2009 to 2.53% at September 30, 2010.

Of the $284.0 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $134.0 million, or 47.2%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Real estate demand and values in some of our market areas are under considerable downward pressure. At September 30, 2010, 33.6% of nonaccrual loans and leases were in our real estate – construction portfolio, and for the nine months ended September 30, 2010, 34.9% of net charge-offs occurred in the real estate – construction portfolio. As a result, we consider these real-estate construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at September 30, 2010	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$210,093	24.0%	0.8%	0.1%	15.7%	15.9%	5.5%	6.8%
Land development	202,530	21.6	0.2	0.0	0.5	17.6	6.6	5.2
Raw land	4,710	0.5	0.0	0.0	0.2	48.2	27.1	7.3

	417,333	46.0	0.5	0.1	8.2	17.1	6.3	6.0

All Other:
Construction:
Investor	212,091	22.6	0.0	0.0	6.4	4.0	4.1	4.6
Owner-occupied	6,370	0.5	3.9	0.0	10.7	0.0	7.3	3.9
Land development:
Investor	220,782	24.5	0.3	0.0	9.0	21.5	3.5	4.6
Owner-occupied	10,174	1.0	1.1	0.0	0.0	6.9	13.0	4.9
Raw land:
Investor	46,691	5.3	0.0	0.0	17.0	18.8	22.7	4.6
Owner-occupied	1,320	0.8	0.0	0.0	18.6	0.0	0.0	4.1

	497,428	54.0	0.2	0.0	8.5	13.1	6.2	4.6

Total	$914,761	100.0	0.3	0.0	8.4	14.9	6.3	5.2

(1)	represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at September 30, 2010 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2010.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at September 30, 2010	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$210,093	52.2%	5.2%	38.8%	3.8%
Land development	202,530	53.6	6.3	32.2	8.0
Raw land	4,710	48.4	4.0	47.6	0.0

	417,333	52.8	5.7	35.7	5.8

All Other:
Construction:
Investor	212,091	17.5	14.3	57.8	10.4
Owner-occupied	6,370	17.4	14.6	68.0	0.0
Land development:
Investor	220,782	23.9	2.1	55.6	18.3
Owner-occupied	10,174	61.6	0.0	38.5	0.0
Raw land:
Investor	46,691	24.2	12.4	62.9	0.5
Owner-occupied	1,320	33.4	18.6	48.1	0.0

	497,428	21.9	8.4	57.0	12.6

Total	$914,761	36.0	7.2	47.3	9.5

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at September 30, 2010	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(dollars in thousands)
1-4 Family:
Construction	$210,093	31.1%	75.0%
Land development	202,530	17.3	70.2
Raw land	4,710	15.0	75.7

	417,333	24.3	73.2

All Other:
Construction:
Investor	212,091	11.0	78.1
Owner-occupied	6,370	0.0	66.7
Land development:
Investor	220,782	29.5	69.8
Owner-occupied	10,174	26.7	58.5
Raw land:
Investor	46,691	33.0	70.1
Owner-occupied	1,320	7.3	56.1

	497,428	21.9	71.2

	$914,761	23.0	72.2

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We conduct quarterly portfolio reviews of real estate – construction loan relationships in excess of $750,000 in order to identify potential problem loans. For those loan relationships under $750,000, the evaluation of risk is based upon delinquency. The review of loans in excess of $750,000 consists of:

•

Determining whether the project’s economics are achievable within a time frame such that the available cash flow of this and all of the projects of the borrower/guarantor (whether financed or not financed by Susquehanna) is sufficient to pay the required payments of interest plus principal during a rolling fifteen-month projection.

•	Determining, based on a review of external sources, the viability/absorption of the projects and whether they align with the borrower/guarantor’s expectations.

•

Reviewing quarterly to assess whether the expectations of the borrower/guarantor and the externally supplied information on the market are aligned to determine if the previous assumptions are still valid or need to be adjusted to meet the expectations that Susquehanna be fully repaid.

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption. If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current appraisal, and the short fall is charged off. All charged-off loans become part of the calculation for the loan and lease loss reserve.

Although our impairment and charge-off analyses take into consideration the guarantor’s demonstrated ability and willingness to service the debt, we do not carry any impaired loans at values in excess of the current appraisal due to the loan having a guarantor. Our evaluation of guarantors includes examining their financial wherewithal and their reputation and willingness to work with their lenders. Since the beginning of the global economic slowdown in 2007, we have consistently assessed the probability for completion of a project by determining the guarantor’s liquidity and the cash flow generated by the project based upon current absorption (units leased or sold.)

Charge-offs are taken in the quarter that we determine that the loan is impaired. We exercise our rights under the full extent of the law to pursue all assets of the borrower and guarantors.

Guarantors are required to provide us with copies of annual financial statements and tax returns, including all schedules. These financial statements and tax returns are analyzed using variables such as total debt obligation including contingent liabilities (an analysis of those contingent liabilities, the ability to service third-party debt, and whether the cash that is left will support our loan), and a review of financial statements to determine living expenses. These results are part of a fifteen-month rolling projection of the borrower’s and the guarantor’s cash flow. With respect to a potential problem loan, the rolling fifteen-month cash flow projection requires verification of all cash or liquid investments each quarter. In addition, we require that these statements are generally current to within one year.

We believe that we are well-equipped to evaluate the guarantors of loans. Approximately 70% of the real estate borrowers have been our customers for over ten years and in the market for at least 15 years. Most of our employee lenders have been lenders within their specific markets for 15 or more years, and those whose experience is less than that time period are supervised by people who have the experience. Therefore, we have a strong historical perspective as to how borrowers performed in the last major recession of 1988 to 1993. For those borrowers/guarantors that do not have the history dating back to the last major recession, third-party credit checks are used to determine their history and, when appropriate, how they have performed when real estate projects have not gone as expected.

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and, where necessary, work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We continue to believe that the remainder of 2010 will be challenging, with the effects of the recession moving into the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2010 and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, taking into consideration current market conditions, we decided that it would be prudent to perform an interim goodwill impairment test for our bank reporting unit and our wealth management reporting unit. At September 30, 2010, the fair values of these units exceeded their book values, and there was no goodwill impairment. Furthermore, given the continuing difficulties in the economy and overall market conditions, we will continue to assess the need for interim goodwill impairment tests.

For additional information about goodwill, refer to “Note 4. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 2.5%, or $227.8 million, from December 31, 2009 to September 30, 2010. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 8.0%, 8.1%, and 2.0%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds. Time deposits less than $0.1 million decreased 10.0%, or $255.1 million, from December 31, 2009 to September 30, 2010. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. Time deposits greater than $0.1 million increased 8.8%, or $102.7 million, from December 31, 2009 to September 30, 2010. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

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

The U.S. Treasury continues to own $100.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as a warrant giving the U.S. Treasury the right to purchase up to 3.0 million shares of our common stock at a price of $14.86 per share. We do not expect to redeem the remaining $100.0 million of preferred stock until there is sustained economic recovery and related improvement in our credit metrics. As of September 30, 2010, we have observed positive changes in these criteria.

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

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. Our capital ratios are well in excess of these new requirements. These new ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. We will monitor any proposed clarifications of these benchmarks.

Our capital ratios are as follows:

Table 8. Regulatory Capital Ratios

	At September 30, 2010	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.64%	N/A	N/A
Tier 1 Common Ratio	9.50%	N/A	7.0%
Leverage Ratio	11.08%	5.0%	4.0%
Tier 1 Capital Ratio	13.51%	6.0%	8.5%
Total Risk-based Capital Ratio	15.73%	10.0%	10.5%

(1)	Includes deferred tax liability of $43.1 million associated with intangibles.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2010, our bank subsidiary had approximately $928.2 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $617.3 million more would have been available provided that additional collateral had been pledged. Furthermore, at September 30, 2010, we had unused federal funds lines of $1.0 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At September 30, 2010, we had unused collateralized availability of $948.1 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $66.5 million at September 30, 2010 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At September 30, 2010, our asset/liability position was slightly asset sensitive.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

The Exhibits furnished* as part of this report are as follows:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 5, 2010	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

November 5, 2010	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.