Form 10-K
period 2010-12-31
SUSQUEHANNA BANCSHARES INC
filed 2011-02-28
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,065,286,656 as of June 30, 2010, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 17, 2011, was 129,975,635.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Joint Proxy Statement/Prospectus to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 6, 2011 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Item 1. Business

General

Susquehanna Bancshares, Inc. is a financial holding company that provides a wide range of retail and commercial banking and financial services through our subsidiaries in the mid-Atlantic region. In addition to a commercial bank, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company and a vehicle leasing company. As of December 31, 2010, we had total assets of approximately $14 billion, consolidated net loans and leases of $9.6 billion, deposits of $9.2 billion, and shareholders’ equity of $2.0 billion.

Susquehanna was incorporated in Pennsylvania in 1982. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721, and our web site address is www.susquehanna.net. Our stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as a textual reference and do not intend it to be an active link to our web site.

We manage our bank subsidiary’s operations through divisions based on geographic market, which allows each division to retain flexibility with regard to loan approvals and product pricing, while enjoying the economies of scale and cost savings realized as a result of consolidated support functions. We believe that this approach differentiates us from other large competitors because it gives our bank greater flexibility to better serve its markets and increase responsiveness to the needs of local customers. We provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative and control services.

The following table sets forth information, for the year ended December 31, 2010, regarding our bank subsidiary and each of our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Subsidiary	Assets	Percent of Total	Revenue(1)	Percent of Total	Pre-tax Income
	(Dollars in thousands)
Bank Subsidiary:
Susquehanna Bank(2)	$13,731,617	98.4%	$538,901	93.1%	$68,997
Non-Bank Subsidiaries:
Susquehanna Trust & Investment Company	10,133	0.1	15,226	2.6	1,156
Valley Forge Asset Management Corp.	37,695	0.3	14,412	2.5	3,857
Stratton Management Company	78,586	0.6	13,073	2.3	5,278
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	89,630	0.6	11,749	2.0	(11,299	)(3)
The Addis Group, LLC	49,593	0.4	11,849	2.0	101
Consolidation adjustments and other non-bank subsidiaries	(43,169)	(0.4)	(26,556)	(4.5)	(35,086	)(4)

TOTAL	$13,954,085	100.0%	$578,654	100.0%	$33,004

(1)	Revenue equals net interest income and other income.

(2)	Excludes Susquehanna Trust & Investment Company, a wholly-owned subsidiary of Susquehanna Bank.
(3)	Does not include $23.9 million in incremental benefits included in pre-tax income for Susquehanna Bank for loans and leases generated by Hann. If these incremental benefits were recorded on Hann’s books, Hann’s pre-tax income for 2010 would have been $12.6 million, and Susquehanna Bank’s pre-tax income would have been $45.1 million.
(4)	Primarily the parent company’s unallocated expenses.

As of December 31, 2010, non-interest income represented 26.3% of our total revenue. Susquehanna Bank (excluding Susquehanna Trust & Investment Company) contributed 58.5% of total non-interest income, and non-bank affiliates contributed 41.5% of total non-interest income.

We manage our businesses using a long-term perspective, with financial objectives that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a low-risk loan portfolio derived from our local markets. In addition, we focus on not having any portion of our business dependent upon a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries. Our net charge-offs over the past five years have averaged 0.71% of total average loans and leases.

As of December 31, 2010, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

	(Dollars in thousands)
Commercial, financial and agricultural	$1,816,519	18.9%
Real estate - construction	877,223	9.1
Real estate secured - residential	2,666,692	27.7
Real estate secured - commercial	2,998,176	31.0
Consumer	603,084	6.3
Leases	671,503	7.0

Total loans and leases	$9,633,197	100.0%

As of December 31, 2010, core deposits funded 67.2% of our lending and investing activities.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, is a Pennsylvania state-chartered bank that operates 221 banking offices. It provides a wide range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet banking services. It also provides a wide range of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services.

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

•

The MD Division includes 51 banking offices operating primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland, Berkeley County in West Virginia and Bedford and Franklin counties in Pennsylvania.

•

The DV Division includes 60 banking offices operating primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Philadelphia, Berks, Chester, Delaware, Lehigh, Montgomery, and Northampton counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey.

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

Mergers and Acquisitions

Abington Bancorp, Inc. On January 26, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abington Bancorp, Inc. (“Abington”), pursuant to which Abington will be merged with and into Susquehanna (the “Merger”). As a result of the Merger, the separate corporate existence of Abington will cease and Susquehanna will continue as the surviving corporation in the Merger. In addition, under the terms of the Merger Agreement, as soon as practicable after the execution and delivery of the Merger Agreement, Susquehanna Bank and Abington Savings Bank, a savings bank organized under the Pennsylvania Banking Code which conducts business under the name “Abington Bank”, and a wholly-owned subsidiary of Abington (“Abington Bank”), will enter into an Agreement and Plan of Merger, pursuant to which Abington Bank will merge with and into Susquehanna Bank, with Susquehanna Bank continuing as the surviving bank.]

The Merger Agreement provides that Abington shareholders will receive 1.32 shares of Susquehanna’s common stock in exchange for each share of Abington common stock they own immediately prior to completion of the Merger.

Abington and Susquehanna have made customary representations, warranties and covenants in the Merger Agreement, including covenants made by Abington not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.

The Merger Agreement contains certain termination rights for both Abington and Susquehanna and further provides that, upon termination of the Merger Agreement under certain circumstances, Abington may be obligated to pay Susquehanna a termination fee of $11 million.

Completion of the Merger is subject to a number of customary closing conditions, including obtaining regulatory approvals and the approval of the shareholders of both Susquehanna and Abington.

Upon completion of the Merger, Robert W. White, Chairman, President and Chief Executive Officer of Abington, will be appointed to the Susquehanna board and the Susquehanna Bank board and will join the leadership team of Susquehanna Bank’s DV Division.

Other than the Merger, we currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular and continuing basis.

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

Employees

As of December 31, 2010, we had 2,836 full-time and 203 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services. We are subject to competition from less heavily regulated entities such as brokerage firms, money market funds, credit unions, consumer finance and credit card companies, and other financial services companies.

The Gramm-Leach-Bliley Act (the “GLB Act”) has liberalized many of the regulatory restrictions previously imposed on us, including our subsidiaries. Further legislative proposals are pending or may be introduced which could further affect the financial services industry. It is not possible to assess whether any of such proposals will be enacted, and if enacted, what effect such proposals would have on our competitive positions in our marketplace.

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

Susquehanna Bank is also subject to regulation and supervision. It is a Pennsylvania state-chartered bank and trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010 and is described below, there will be additional regulatory oversight and supervision of the holding company and its subsidiaries.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2010 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 92% of our gross revenues in 2010 and 92% of our gross revenues in 2009.

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

Future Legislation. In response to the recent financial crisis, the United States Congress and government (particularly the U.S. Department of the Treasury (the “U.S. Treasury”), the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”)) have taken numerous steps to stabilize the financial markets and to provide additional regulatory oversight of financial institutions.

The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations to be developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks and bank holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; extends unlimited insurance for noninterest-bearing transaction accounts through 2012 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB will have primary examination and enforcement authority over Susquehanna Bank and other banks with over $10 billion in assets effective July 21, 2011.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act establishes the Financial Stability Oversight Council, which is to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from tier 1 capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of the 2010 budget plans in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the TARP. Such an assessment is estimated to be 15-basis points, levied against bank assets minus Tier 1 capital and domestic deposits. It appears that this fee or tax would be assessed only against the 50 or so largest financial institutions in the U.S., which are those with more than $50 billion in assets, and therefore would not directly affect us. However, the large banks that are affected by the tax may choose to seek additional deposit funding in the marketplace, driving up the cost of deposits for all banks. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies generally support Basel III. The G-20 endorsed Basel III on November 12, 2010.

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

As an FHC, Susquehanna is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the Federal Reserve Board. To preserve our FHC status, we must remain well-capitalized and well-managed and ensure that Susquehanna Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.

If the Federal Reserve Board determines that we or any of the FHC’s subsidiary depository institutions are either not well-capitalized or not well-managed, it must notify the FHC. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.

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

At December 31, 2010, our tier 1 capital and total capital (i.e., tier 1 plus tier 2) ratios were 12.65% and 14.72%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2010, our leverage ratio was 10.27%.

Susquehanna Bank is subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised the bank of any specific minimum leverage ratios applicable to it.

On January 21, 2010, the federal banking agencies, including the Federal Reserve Board, issued a final risk-based regulatory capital rule related to the Financial Accounting Standards Board’s issuance of ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. These accounting standards make substantive changes to how banks account for securitized assets that were previously excluded from their balance sheets. The final regulatory capital rule seeks to better align regulatory capital requirements with actual risks. Under the final rule, banks affected by Topic 810 and Topic 860 generally will be subject to higher minimum regulatory capital requirements.

The final rule permits banks to include without limit in tier 2 capital any increase in the allowance for lease and loan losses calculated as of the implementation date that is attributable to assets consolidated under the requirements of Topic 810. The rule provides an optional delay and phase-in for a maximum of one year for the effect on risk-based capital and the allowance for lease and loan losses related to the assets that must be consolidated as a result of the accounting change. The final rule also eliminates the risk-based capital exemption for asset-backed commercial paper assets. The transitional relief does not apply to the leverage ratio or to assets in conduits to which a bank provides implicit support. Banks will be required to rebuild capital and repair balance sheets to accommodate the new accounting standards by the middle of 2011. The provisions of Topic 810 are immaterial to Susquehanna.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2010, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Federal Deposit Insurance. The increases in deposit insurance described above under “Supervision and Regulation,” the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused the Deposit Insurance Fund (“DIF”) to fall to a negative $8.2 billion as of September 30, 2009. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.

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

Source of Strength Doctrine. Under new provisions in the Dodd-Frank Act, as well as Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

EESA. Turmoil in the nation’s financial sector during 2008 resulted in the passage of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the adoption of several programs by the U.S. Treasury, as well as several actions by the Federal Reserve Board. One such program under TARP was action by the U.S. Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”). The U.S. Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

We applied for, and the U.S. Treasury approved, a capital purchase in the amount of $300 million. We entered into a Letter Agreement with the U.S. Treasury, pursuant to which we issued and sold to the U.S. Treasury for an aggregate purchase price of $300 million in cash: (i) 300,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share; and (ii) a ten-year warrant to purchase up to 3,028,264 shares of our common stock, at an initial exercise price of $14.86 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on December 12, 2008. We repaid our TARP obligations on December 22, 2010 and repurchased the warrant sold to the U.S. Treasury on January 19, 2011. The warrant was repurchased for $5.3 million.

USA Patriot Act of 2001. A major focus of governmental policy applicable to financial institutions in recent years has been the effort to combat money laundering and terrorism financing. The USA Patriot Act of 2001 (“Patriot Act”) was enacted to strengthen the ability of the U.S. law enforcement and intelligence communities to achieve this goal. The Patriot Act requires financial institutions, including our banking and broker-dealer subsidiaries, to assist in the prevention, detection and prosecution of money laundering and the financing of terrorism. The Patriot Act established standards to be followed by institutions in verifying client identification when accounts are opened and provides rules to promote cooperation among financial institutions, regulators and law enforcement organizations in identifying parties that may be involved in terrorism or money laundering.

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut as a motor vehicle leasing company, by Delaware as afinance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940. It is also a registered broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is also licensed with 26 states as an investment advisor, 28 states as a broker-dealer, and has a firm insurance license with six states. Stratton Management Company is licensed as an investment advisor with the SEC and with 17 states. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 48 other states. As a result of changes contained in the Dodd-Frank Act, the Federal Reserve may examine any subsidiary of a bank holding company.

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

Executive Officers of the Registrant

As of December 31, 2010, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	61	Chairman of the Board and Chief Executive Officer
Eddie L. Dunklebarger	56	President and Chief Operating Officer
Drew K. Hostetter	56	Executive Vice President, Treasurer and Chief Financial Officer
Edward Balderston, Jr.	63	Executive Vice President and Chief Administrative Officer
Michael M. Quick	62	Executive Vice President and Chief Corporate Credit Officer
James G. Pierné	59	Executive Vice President
Bernard A. Francis, Jr.	60	Senior Vice President and Group Executive
Rodney A. Lefever	44	Senior Vice President and Chief Technology and Operations Officer
Lisa M. Cavage	46	Senior Vice President, Secretary and Counsel
Edward J. Wydock	54	Senior Vice President and Chief Risk Officer
Joseph R. Lizza	52	Senior Vice President
Jeffrey M. Seibert	51	Senior Vice President
Michael E. Hough	46	Senior Vice President
John H. Montgomery	48	Senior Vice President

William J. Reuter has been a Director of Susquehanna since 1999 and became Chairman of the Board in May 2002. He has been Chief Executive Officer since May 2001, and served as President from January 2000 until June 2008. For the past five years he has been Chairman of the Board of our subsidiaries Susquehanna Bank and Valley Forge Asset Management Corp., and he has been a Director of Boston Service Company, Inc. (t/a Hann Financial Service Corp.) and The Addis Group, LLC. He has been a Director of Stratton Management Company and Semper Trust Company since May 2008.

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

James G. Pierné was appointed Executive Vice President and Group Executive in May 2007. From May 2001 until his appointment as Executive Vice President and Group Executive, he held executive positions including Senior Vice President and Group Executive. He was appointed President and Chief Executive Officer of Susquehanna Bank in April 2009. From 1993 through April 2009, he continuously held various executive positions with predecessor banks of Susquehanna Bank, including Senior Vice President, Executive Vice President, Managing Director – Retail Banking Services/Marketing, and Chairman, President and Chief Executive Officer. He has also been a Director of Susquehanna Bank since May 2009.

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

Rodney A. Lefever was appointed Senior Vice President and Chief Technology and Operations Officer in May 2010. From April 2001 until his appointment as Senior Vice President and Chief Technology and Operations Officer, he served as Senior Vice President and Chief Technology Officer. From March 1995 until he joined Susquehanna in 2001, he held various executive positions at other companies, including serving as Director, Earthlink Everywhere, Earthlink, Inc., as the President of New Business Development, OneMain.com Inc. and as the President of D&E Supernet (and its predecessors).

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

Joseph R. Lizza was appointed Senior Vice President and Group Executive in April 2007. He was appointed President of the DV Division of Susquehanna Bank in May 2009. Prior to such time, commencing in February 2000, he continuously served in various executive positions at Susquehanna Bank and its predecessor banks, including Senior Executive Vice President — Risk Management, Managing Director — DV Division, and President and Chief Executive Officer.

Jeffrey M. Seibert was appointed Senior Vice President in May 2009. Prior to such time, since June 2008, he was Executive Vice President. He served as President of the PA Division of Susquehanna Bank from May 2009 to December 2010. Prior to such time, commencing in November 2007 (when Susquehanna acquired Community Banks, Inc.), he served in various executive capacities at Susquehanna Bank and its predecessor banks, including Managing Director — Commercial/Business Banking Services and Chief Operating Officer. From May 1994 until November 2007 he was Executive Vice President, Managing Director of Commercial Business Banking Services, Chief Credit Officer and Senior Lender of Community’s bank subsidiary.

Michael E. Hough was appointed Senior Vice President in June 2008. He was appointed President of the MD Division of Susquehanna Bank in May 2009. Prior to such time, commencing in 2003, he served continuously in various executive positions at Susquehanna Bank and its predecessor banks, including Executive Vice President, Senior Executive Vice President, Managing Director — Maryland Division, and President and Chief Operating Officer.

John H. Montgomery was appointed Senior Vice President in June 2008. He was appointed President of the PA Division of Susquehanna Bank in December 2010. From May 2009 until his appointment as President of the PA Division of Susquehanna Bank, he was Managing Director — Commercial Division of Susquehanna Bank. Prior to such time, commencing in September 2005, he served continuously in various executive positions with Susquehanna Bank and its predecessor banks, including, Senior Executive Vice President of Susquehanna Bank PA’s Business Banking and Agricultural Banking division, Senior Vice President and Regional Executive, and Managing Director — Pennsylvania Division. From November 1996 until he joined Susquehanna in September 2005, he served various positions with CommunityBanks and its predecessors, most recently as Senior Vice President and Regional President.

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

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have experienced extended volatility and disruption. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The economic slowdown has resulted in legislative and regulatory actions including the enactment of the EESA, the AARA and the Dodd-Frank Act that will further impact our business. In addition, we cannot predict whether there will be additional legislative or regulatory actions, when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums in the future.

During 2009 and continuing through 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks. Under these temporary programs, through December 31, 2009 deposit accounts were insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts were fully insured (unlimited coverage). These programs placed additional stress on the DIF.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions, which was collected on September 30, 2009. The final rule also permitted the FDIC to impose additional special assessments after June 30, 2009 but prior to December 31, 2009, if necessary, to maintain public confidence in federal deposit insurance.

On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009. This action was taken in connection with the adoption of an Amended Restoration Plan to meet immediate liquidity needs and return the DIF to its federally mandated level, without imposing additional special assessments. The final rule, adopted by the FDIC on November 12, 2009, imposed a 13-quarter prepayment of FDIC premiums. The prepayment was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012 and was paid December 30, 2009.

The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, removes the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition and our ability to continue to pay dividends on our common shares at the current rate or at all.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business and require us to raise additional capital.

As a publicly traded company, we are subject to various requirements and restrictions under the Dodd-Frank Act, regardless of our participation in federal programs. See “Supervision and Regulation” above. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, authorizes the SEC to promulgate rules permitting stockholders to nominate candidates using a company’s proxy materials and requires that listed companies implement and disclose “clawback” policies for recovery of incentive compensation paid to executive officers in connection with accounting restatements. In addition, the Dodd-Frank Act also authorizes and directs various agencies to promulgate new rules and regulations, the impact of which we cannot predict with any certainty. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

In addition, the new, yet to be written implementing rules and regulations of the Dodd-Frank Act, as well as any proposals for new legislation that are introduced in the U.S. Congress, could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending, future and certain newly-enacted legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, require us to invest significant management attention and resources and limit our ability to pursue business opportunities in an efficient manner.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. The Dodd-Frank Act sets a statutory floor for risk-based and leverage capital standards. See “Supervision and Regulation” above. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

A further decline in the economic environment could lead to a decline in our operations, as well as other factors, and could result in a decline in the implied fair value of goodwill. If the fair value of goodwill is less than the carrying value, we many recognize an other-than-temporary impairment charge.

Business and Industry Risks

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $8.2 billion at December 31, 2006, to $14.0 billion at December 31, 2010. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Substantially all of our business is with customers located within Pennsylvania, Maryland, and New Jersey, and our operations are heavily concentrated in the Mid-Atlantic region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in this market could:

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

Our future operating results are substantially dependent on the continued service of William J. Reuter, our Chairman and Chief Executive Officer; Eddie L. Dunklebarger, our President and Vice Chairman; Gregory A. Duncan, our Executive Vice President and Chief Operating Officer; Drew K. Hostetter, our Executive Vice President and Chief Financial Officer; Michael M. Quick, our Executive Vice President and Chief Corporate Credit Officer; and Bernard A. Francis, Jr., our Senior Vice President and Group Executive. The loss of the services of Messrs. Reuter, Dunklebarger, Duncan, Hostetter, Quick and Francis would have a negative impact on our business because of their expertise and years of industry experience. In addition, the loss of the services of Mr. Reuter would have a negative impact on our business because of his leadership, business development skills and community involvement. We do not maintain key man life insurance on Messrs. Reuter, Dunklebarger, Duncan, Hostetter, Quick or Francis.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 18.9%, 9.1% and 31.0% of our total loan portfolio, respectively, as of December 31, 2010. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

In an attempt to mitigate any loan and lease losses that we may incur, we maintain an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends. However, we cannot predict loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses, such as a prolonged economic downturn or continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could reduce our earnings.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our bank subsidiary, as of December 31, 2010, is also regulated by the Federal Reserve Board and is subject to regulation by the Pennsylvania Department of Banking. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries which are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these existing and any newly enacted standards, rules and regulations may impose administrative costs and burdens on us.

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

Risks relating to our Shareholders in Connection with the Merger

Changes in the price of our common stock prior to completion of the Merger may require that we adjust the “exchange ratio,” which would have an incremental dilutive effect on the ownership interests of each Susquehanna shareholder in the combined company following the Merger.

Under the terms of the Merger Agreement, each share of Abington common stock outstanding immediately prior to the Merger will be converted into the right to receive a number of shares of Susquehanna common stock equal to an “Exchange Ratio.” At the time the Merger Agreement was signed, the Exchange Ratio was set at 1.32.

If the average closing price of Susquehanna common stock for the twenty consecutive trading days ending on the fifth day immediately prior to the closing date is less than $7.90 (representing a 20% decline from a starting price of $9.88) and if the decline on a percentage basis in the average closing price of Susquehanna common stock from $9.88 is at least 20% more than the change in the Nasdaq Bank Index (as measured by comparing its closing price on January 26, 2011, the date of the Merger Agreement, to the closing price on the date of measurement), referred to herein as a threshold decline in the Susquehanna stock price, Abington will have the right to terminate the Merger Agreement. If Abington provides notice that it has elected to exercise this termination right, Susquehanna may increase the Exchange Ratio so that the aforementioned conditions would not be triggered, and the Merger Agreement will remain in effect.

Any such adjustment to the Exchange Ratio would increase the total number of shares of Susquehanna common stock issued to Abington shareholders, which would have a dilutive effect on the relative ownership interest of each Susquehanna shareholder in the combined company. Accordingly, at the time of our Annual Meeting, our shareholders will not be able to assess whether and to what extent Susquehanna common stock issued in the Merger will impact their relative holdings in the combined company following the Merger.

The required regulatory approvals and filings may not be obtained or completed, may delay the date of completion of the Merger or may contain materially burdensome conditions.

Susquehanna and Abington will be required to complete and obtain regulatory approval with respect to certain filings and/or applications regarding the Merger. These approvals and filings may include, among other items, applications and notices filed with the Board of Governors of the Federal Reserve System, filings and approvals under the securities or “Blue Sky” laws of various states, approval of the listing of Susquehanna’s common stock on The Nasdaq Global Select Market, approval of the Merger by the Pennsylvania Department of Banking and/or related filings pursuant to the Pennsylvania Banking Code, as amended, and such other relevant filings, registrations, authorizations or approvals as may be required by a governmental or regulatory entity. Such filings and approvals must be completed prior to effecting the Merger. Susquehanna and Abington have agreed to use their reasonable best efforts to complete these filings and obtain these approvals; however, satisfying any requirements of regulatory agencies may delay the date of completion of the Merger or such approval may not be obtained at all. In addition, you should be aware that, as in any transaction, it is possible that, among other things, restrictions on Susquehanna after the Merger may be sought by governmental agencies as a condition to obtaining the required regulatory approvals and these conditions could be materially burdensome to Susquehanna following the closing of the Merger. We cannot assure you as to whether these regulatory approvals will be received, the timing of the approvals or whether any conditions will be imposed.

Failure to complete the Merger could negatively affect the market price of our common stock.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the Merger will be completed;

•	costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the Merger is not completed; and

•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to our employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the Merger does not occur.

Susquehanna and Abington will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainties about the effect of the Merger on our and Abington’s businesses may have an adverse effect on each company. These uncertainties may also impair Abington’s ability to attract, retain and motivate strategic personnel until the Merger is consummated, and could cause Abington’s customers and others that deal with Abington to seek to change existing business relationship, which could negatively impact Susquehanna upon consummation of the Merger. In addition, the Merger Agreement restricts us from taking certain specified actions without Abington’s consent until the Merger is consummated. These restrictions may prevent us from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the Merger.

Risks Relating to Combined Operations Following the Merger

Susquehanna may fail to realize the cost savings estimated for the Merger.

The success of the Merger will depend, in part, on Susquehanna’s ability to realize the estimated cost savings from combining Abington’s business with ours. Our management estimated at the time the proposed Merger was announced that it expects to achieve total cost savings of approximately $8.1 million, 50% of which is expected to be achieved in 2011 through the reduction of administrative and operational redundancies. While we continue to believe these cost savings estimates are achievable as of the date of filing of this Annual Report on Form 10-K, it is possible that the potential cost savings could turn out to be more difficult to achieve than originally anticipated. The cost savings estimates also depend on the ability to combine the businesses of Susquehanna and Abington in a manner that permits those cost savings to be realized. If the estimates of Susquehanna and Abington turn out to be incorrect or we are not able to successfully combine with Abington, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Unanticipated costs relating to the Merger could reduce Susquehanna’s future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of Susquehanna and Abington following the Merger. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of Susquehanna following the Merger. In addition, if actual costs are materially different than expected costs, the Merger could have a significant dilutive effect on our earnings per share.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. We also lease office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

Our bank subsidiary operates 221 branches and 26 free-standing automated teller machines. It owns 109 of the branches and leases the remaining 112. Fourteen additional locations are owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2010, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	221 banking offices in Adams, Bedford, Berks, Chester, Cumberland, Dauphin, Delaware, Franklin, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Philadelphia, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2010, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Trust & Investment Company	1570 Manheim Pike Lancaster, PA	Leased	8 offices in Lancaster, Lycoming, Northumberland, Schuylkill and York counties, Pennsylvania; and Washington and Baltimore counties, Maryland

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	150 South Warner Road King of Prussia, Pennsylvania	Leased	3 offices located in Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Stratton Management Company	610 West Germantown Pike Plymouth Meeting, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “SUSQ”. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2010 and 2009, and cash dividends paid. The table represents prices between dealers and does not include retail markups, markdowns, or commissions, and does not necessarily represent actual transactions.

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2010	1st Quarter	$.01	$5.85	$9.94
	2nd Quarter	.01	7.59	12.03
	3rd Quarter	.01	7.70	9.44
	4th Quarter	.01	7.38	10.20

2009	1st Quarter	$0.26	$6.63	$15.95
	2nd Quarter	0.05	4.52	10.60
	3rd Quarter	0.05	3.78	6.79
	4th Quarter	0.01	5.05	6.10

As of February 17, 2011, there were 11,240 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from Susquehanna Bank. Both federal and state laws impose restrictions on the ability of Susquehanna Bank to pay dividends. These include the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the applicable regulations under such laws. In addition, the net capital rules of the SEC under the Securities Exchange Act of 1934 limit the ability of Valley Forge Asset Management Corp. and Stratton Management Company to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

For state-chartered banks which are members of the Federal Reserve System, the approval of the Federal Reserve Board is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the current year’s net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for the period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

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

Stock Performance Graph. The following graph compares for fiscal years 2005 through 2010 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Atlantic Bank Index, an index comprised of banks and related holding companies operating in the Mid-Atlantic region. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Atlantic Bank Index.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Susquehanna Bancshares, Inc.	100.00	118.10	84.99	77.97	30.04	49.59
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Mid-Atlantic Bank	100.00	120.02	90.76	50.00	52.63	61.40

Source : SNL Financial LC, Charlottesville, VA© 2011

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Years ended December 31,	2010	2009	2008	2007(1)	2006(2)
	( Amounts in thousands, except per share data)
Interest income	$613,695	$643,824	$697,070	$526,157	$462,791
Interest expense	187,189	235,008	298,768	250,254	206,021
Net interest income	426,506	408,816	398,302	275,903	256,770
Provision for loan and lease losses	163,000	188,000	63,831	21,844	8,680
Noninterest income	152,148	163,699	142,309	120,659	136,313
Noninterest expenses	382,650	382,472	367,201	276,955	262,836
Income before taxes	33,004	2,043	109,579	97,763	121,567
Net income	31,847	12,675	82,606	69,093	83,638
Preferred stock dividends and accretion	15,572	16,659	792	0	0
Net income (loss) applicable to common shareholders	16,275	(3,984)	81,814	69,093	83,638
Cash dividends declared on common stock	4,757	31,898	89,462	52,686	49,067

Per Common Share Amounts
Net income:
Basic	$0.13	$(0.05)	$0.95	$1.23	$1.66
Diluted	0.13	(0.05)	0.95	1.23	1.66
Cash dividends declared on common stock	0.04	0.37	1.04	1.01	0.97
Dividend payout ratio	29.2%	n/m (3)	109.3%	76.3%	58.7%

Financial Ratios
Return on average total assets	0.23%	0.09%	0.62%	0.78%	1.05%
Return on average shareholders’ equity	1.53	0.65	4.80	6.66	9.56
Return on average tangible shareholders’ equity(4)	3.69	2.19	13.35	11.56	15.42
Average equity to average assets	15.00	14.31	12.92	11.66	11.00
Net interest margin	3.67	3.58	3.62	3.67	3.77
Efficiency ratio	64.62	65.28	66.46	69.10	66.43

Capital Ratios
Leverage	10.27%	9.73%	9.92%	10.24%	8.68%
Tier 1 risk-based capital	12.65	11.17	11.17	9.23	9.48
Total risk-based capital	14.72	13.48	13.52	11.31	12.48

Credit Quality
Net charge-offs/Average loans and leases	1.46%	1.32%	0.42%	0.25%	0.10%
Nonperforming assets/Loans and leases plus foreclosed real estate	2.23	2.48	1.20	0.78	0.57
ALLL/Nonaccrual loans and leases	97	79	108	156	207
ALLL/Total loans and leases	1.99	1.75	1.18	1.01	1.13

Year-End Balances
Total assets	$13,954,085	$13,689,262	$13,682,988	$13,077,994	$8,225,134
Investment securities	2,417,611	1,875,267	1,879,891	2,063,952	1,403,566
Loans and leases, net of unearned income	9,633,197	9,827,279	9,653,873	8,751,590	5,560,997
Deposits	9,191,207	8,974,363	9,066,493	8,945,119	5,877,589
Total borrowings	2,371,161	2,512,894	2,428,085	2,131,156	1,152,932
Shareholders’ equity	1,984,802	1,981,081	1,945,918	1,729,014	936,286

Selected Share Data
Common shares outstanding (period end)	129,966	86,474	86,174	85,935	52,080
Average common shares outstanding:
Basic	121,031	86,257	85,987	56,297	50,340
Diluted	121,069	86,257	86,037	56,366	50,507
Common shareholders of record	11,301	11,668	12,035	11,144	6,694
At December 31:
Book value per common share	$15.27	$19.53	$19.21	$20.12	$17.98
Tangible book value per common share	7.18	7.25	6.77	8.44	11.18
Market price per common share	9.68	5.89	15.91	18.44	26.88

(1)	On November 16, 2007, we completed our acquisition of Community Banks, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(2)	On April 21, 2006, we completed our acquisition of Minotola National Bank. All transactions since the acquisition date are included in our consolidated financial statements.
(3)	Not meaningful.

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

	2010	2009	2008	2007	2006
Return on average equity (GAAP basis)	1.53%	0.65%	4.80%	6.66%	9.56%
Effect of excluding average intangible assets and related amortization	2.16	1.54	8.55	4.90	5.86
Return on average tangible equity	3.69	2.19	13.35	11.56	15.42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages of this report present management’s discussion and analysis of the consolidated financial condition and results of operations of Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2011 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of FDIC premiums; and

•	our success in managing the risks involved in the foregoing.

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

The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of our financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

The following information refers to the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiary (“VFAM”), Stratton Management Company and subsidiary (“Stratton”), and The Addis Group, LLC (“Addis”).

Complex Accounting Estimates

Susquehanna’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and conform to general practices within the banking industry. Application of these principles involves complex judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Our most significant accounting estimates are presented in “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8. Furthermore, we believe that the determination of the allowance for loan and lease losses, the evaluation of goodwill, the analysis of certain debt securities to determine if an-other-than-temporary impairment exists, and the determination of the fair value of certain financial instruments to be the accounting areas that require the most subjective and complex judgments.

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio as of the balance-sheet date. Determining the amount of the allowance for loan and lease losses is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. For additional information about our process for determining the allowance for loan and lease losses, refer to “Provision and Allowance for Loan and Lease Losses” presented in PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations.

Goodwill is evaluated for impairment on an annual basis and more often if situations or the economic environment warrant it. In performing these evaluations, management makes complex estimates to determine the fair value of its reporting units. Such estimates include assumptions used in determining cash flows and evaluation of appropriate market multiples. For additional information about goodwill, refer to “Note 8. Goodwill and Other Intangibles” to the consolidated financial statements appearing in Part II, Item 8.

Certain debt securities that are in unrealized loss positions are analyzed to determine if they are other-than- temporarily impaired. This analysis consists of calculating expected cash flows, taking into consideration credit default rates, prepayments, deferrals, waterfall structure, covenants relating to the securities, and appropriate discount rates. Furthermore, if a security is found to be other than temporarily impaired, additional analysis is required to determine the portion of the loss attributable to credit quality. For additional information about other-than-temporary impairment of debt securities, refer to “Note 4. Investment Securities” to the consolidated financial statements appearing in Part II, Item 8.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As defined in U.S. GAAP, Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 24. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Any material effect on the consolidated financial statements related to these complex accounting areas is also discussed within the body of this document.

Executive Overview

Net income applicable to common shareholders for the year ended December 31, 2010 was $16.3 million, an increase of $20.3 million when compared to net income applicable to common shareholders for the year ended December 31, 2009.

The following table compares our 2010 financial targets to actual results:

	Target	Actual
Net interest margin	3.75%	3.67%
Loan growth	6.0%	-2.0%
Deposit growth	4.0%	2.4%
Noninterest income growth	-14.0%	-7.1%
Non interest expense growth	-1.0%	0.0%
Effective tax rate	25.0%	3.5%
Preferred dividend and discount accretion	$16.8 million	$15.6 million

Throughout 2010, we continued our effort to improve our cost of deposits by reducing the relative size of our portfolio of high-cost certificates of deposit, while increasing core deposits. This initiative contributed to the nine-basis-point increase in our net interest margin for 2010.

Net loans and leases (excluding loans held by consolidated variable interest entities) decreased 4.2%, from $9.8 billion at December 31, 2009 to $9.4 billion at December 31, 2010. This decline was largely driven by our decision to decrease the relative size of our real estate construction loan portfolio, which had been the source of a significant portion of troubled loans. During 2010, real estate construction loans decreased 21.3%.

Although net charge-offs as a percentage of average loans and leases increased to 1.46% in 2010 from 1.32% in 2009, there was improvement throughout 2010. This improvement is evident when comparing net charge-offs of 1.42% for the fourth quarter of 2010 to net charge-offs of 2.06% for the fourth quarter of 2009. In addition, non-performing assets as a percentage of loans, leases, and foreclosed real estate decreased to 2.23% at December 31, 2010 from 2.48% at December 31, 2009. As a result, we decreased our provision for loan and lease losses to $163.0 million for 2010 from $188.0 million for 2009.

In March 2010, we completed an offering of 43.1 million shares of our common stock and $50.0 million of trust preferred securities. The aggregate value of these transactions was $395.0 million.

Given our ongoing well-capitalized status, improvements in credit quality, and some stabilizing of the economy, we repaid the $300.0 million that the U.S. Treasury had invested in Susquehanna as part of the Capital Purchase Program.

At December 31, 2010, our capital ratios exceeded regulatory requirements for a well-capitalized institution.

Given the current economic climate and real estate trends, we believe that 2011 will be another challenging year. However, we are confident that we have the resources and expertise to adapt and pursue opportunities for growth as they arise. With that in mind, our financial targets for 2011 are as follows:

Target
Net interest margin	3.60%
Loan growth	4.0%
Deposit growth	4.0%
Noninterest income growth	-1.0%
Non interest expense growth	0.0%
Effective tax rate	24.0%

We are also closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We will be setting up a committee of senior officers to review the new rules as they are published, and our management team will be prepared to update our procedures as necessary. We anticipate that upcoming changes are likely to include adjustments to rates paid to the Federal Deposit Insurance Corporation and limits on the interchange fees that banks earn on debit and credit card transactions. There may be additional regulations that could result in increased costs and decreased revenues.

Subsequent Events

Agreement to Acquire Abington Bancorp, Inc.

On January 26, 2011, we announced the signing of a definitive agreement under which we will acquire all outstanding shares of common stock of Abington Bancorp, Inc. in a stock-for-stock transaction. The transaction, with an approximate total value of $268.0 million, is expected to be completed in the third quarter of 2011. Under the terms of the agreement, Abington shareholders will receive 1.32 shares of Susquehanna common stock for each share of Abington common stock. The locations of Abington’s bank branches provide a natural extension of our network in the greater Philadelphia area.

The boards of directors of both Susquehanna and Abington have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

Repurchase of Warrant from the U.S. Treasury

On January 19, 2011, we repurchased the warrant that was issued to the U. S. Treasury on December 12, 2008, in conjunction with our participation in the CPP. The warrant entitled the U.S. Treasury to purchase up to 3,028 shares of Susquehanna’s common stock at a price of $14.86 per share. We paid $5.3 million to the Treasury to repurchase the warrant. The repurchase of the warrant concludes our participation in the CPP.

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

Results of Operations

Summary of 2010 Compared to 2009

Net income applicable to common shareholders for the year ended December 31, 2010 was $16.3 million, an increase of $20.3 million when compared to a net loss applicable to common shareholders of $4.0 million in 2009. The provision for loan and lease losses decreased 13.3%, to $163.0 million for 2010, from $188.0 million for 2009. Net interest income increased 4.3%, to $426.5 million for 2010, from $408.8 million in 2009. Noninterest income decreased 7.1% to $152.1 million for 2010, from $163.7 million for 2009, and noninterest expenses for 2010 were $382.7 million, relatively unchanged from 2009 when noninterest expenses were $382.5 million.

Additional information is as follows:

	Twelve Months Ended December 31,
	2010	2009
Diluted Earnings per Common Share	$0.13	$(0.05)
Return on Average Assets	0.23%	0.09%
Return on Average Equity	1.53%	0.65%
Return on Average Tangible Equity(1)	3.69%	2.19%
Efficiency Ratio	64.62%	65.28%
Net Interest Margin	3.67%	3.58%

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

	2010	2009
Return on average equity (GAAP basis)	1.53%	0.65%
Effect of excluding average intangible assets and related amortization	2.16	1.54
Return on average tangible equity	3.69	2.19

Net Interest Income - Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $426.5 million in 2010, as compared to $408.8 million in 2009. Net interest income as a percentage of net interest income plus other income was 74% for the twelve months ended December 31, 2010, 71% for the twelve months ended December 31, 2009, and 74% for the twelve months ended December 31, 2008.

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

The $17.7 million increase in our net interest income in 2010 as compared to 2009 primarily was the result of an increase in our net interest margin of nine basis points, from 3.58% to 3.67%. The increase in our margin primarily was caused by a decrease in our time-deposit costs of one hundred four basis points from 3.26% to 2.22%, as a significant portion of those accounts repriced in 2010.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in the section entitled “Market Risks— Interest Rate Risk.”

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	2010			2009			2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$105,497	$182	0.17	$104,531	$597	0.57	$101,715	$2,411	2.37
Investment securities:
Taxable	1,720,263	59,818	3.48	1,520,832	74,244	4.88	1,759,424	91,531	5.20
Tax-advantaged	364,651	23,072	6.33	347,538	22,985	6.61	296,211	19,560	6.60

Total investment securities	2,084,914	82,890	3.98	1,868,370	97,229	5.20	2,055,635	111,091	5.40

Loans and leases, (net):
Taxable	9,545,296	528,570	5.54	9,583,567	544,117	5.68	8,972,747	581,070	6.48
Tax-advantaged	254,377	15,583	6.13	226,306	15,272	6.75	197,249	14,375	7.29

Total loans and leases	9,799,673	544,153	5.55	9,809,873	559,389	5.70	9,169,996	595,445	6.49

Total interest-earning assets	11,990,084	627,225	5.23	11,782,774	657,215	5.58	11,327,346	708,947	6.26

Allowance for loan and lease losses	(184,304)			(145,163)			(98,321)
Other noninterest-earning assets	2,094,105			2,051,947			2,089,321

Total assets	$13,899,885			$13,689,558			$13,318,346

Liabilities
Deposits:
Interest-bearing demand	$3,481,728	$22,279	0.64	$2,882,949	$22,124	0.77	$2,604,337	$33,667	1.29
Savings	766,210	1,173	0.15	731,787	1,690	0.23	723,612	4,848	0.67
Time	3,628,219	80,511	2.22	4,187,549	136,481	3.26	4,402,956	167,431	3.80
Short-term borrowings	627,704	4,156	0.66	976,975	4,267	0.44	654,149	10,796	1.65
FHLB borrowings	1,056,128	43,552	4.12	1,033,536	40,119	3.88	1,337,505	50,944	3.81
Long-term debt	713,101	35,518	4.98	448,245	30,327	6.77	421,795	31,082	7.37

Total interest-bearing liabilities	10,273,090	187,189	1.82	10,261,041	235,008	2.29	10,144,354	298,768	2.95

Demand deposits	1,309,516			1,222,365			1,205,381
Other liabilities	232,439			247,599			247,529

Total liabilities	11,815,045			11,731,005			11,597,264
Equity	2,084,840			1,958,553			1,721,082

Total liabilities & shareholders’ equity	$13,899,885			$13,689,558			$13,318,346

Net interest income/yield on average earning assets		$440,036	3.67		$422,207	3.58		$410,179	3.62

Additional Information

•	Average loan balances include nonaccrual loans.
•	Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 2 - Changes in Net Interest Income - Tax Equivalent Basis

	2010 Versus 2009 Increase (Decrease) Due to Change in			2009 Versus 2008 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$6	$(421)	$(415)	$65	$(1,879)	$(1,814)
Investment securities:
Taxable	8,859	(23,285)	(14,426)	(11,887)	(5,400)	(17,287)
Tax-advantaged	1,106	(1,019)	87	3,395	30	3,425

Total investment securities	9,965	(24,304)	(14,339)	(8,492)	(5,370)	(13,862)
Loans (net of unearned income):
Taxable	(2,165)	(13,382)	(15,547)	37,821	(74,774)	(36,953)
Tax-advantaged	1,794	(1,483)	311	2,013	(1,116)	897

Total loans	(371)	(14,865)	(15,236)	39,834	(75,890)	(36,056)

Total interest-earning assets	$9,600	$(39,590)	$(29,990)	$31,407	$(83,139)	$(51,732)

Interest Expense
Deposits:
Interest-bearing demand	$4,171	$(4,016)	$155	$3,297	$(14,840)	$(11,543)
Savings	76	(593)	(517)	54	(3,212)	(3,158)
Time	(16,512)	(39,458)	(55,970)	(7,892)	(23,058)	(30,950)
Short-term borrowings	(1,847)	1,736	(111)	3,755	(10,284)	(6,529)
FHLB borrowings	891	2,542	3,433	(11,782)	957	(10,825)
Long-term debt	14,651	(9,460)	5,191	1,880	(2,635)	(755)

Total interest-bearing liabilities	1,430	(49,249)	(47,819)	(10,688)	(53,072)	(63,760)

Net Interest Income	$8,170	$9,659	$17,829	$42,095	$(30,067)	$12,028

Additional Information

Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses as of the balance-sheet date at a level adequate to absorb management’s estimate of probable incurred losses inherent in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

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

In addition to using loss rates, secured commercial non-accrual loans of $0.5 million or greater are reviewed for impairment. Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustments for current economic trends and other external factors, delinquency and risk trends, credit concentrations, credit administration policy, migration analysis, and other special allocations for unusual events or changes in products and volume.

This methodology provides an in-depth analysis of the bank’s portfolio and reflects the estimated losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis, including a risk-rate review of commercial credit relationships.

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. In most instances, a commercial loan is transferred to non-accrual status if it is not well secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due ninety days or more. Interest income received on impaired commercial loans in 2010 and 2009, was $6.7 million and $6.3 million, respectively. Interest income that would have been recorded on these loans under the original terms in 2010 and 2009 was $16.2 million and $15.4 million, respectively. At December 31, 2010, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well secured may continue to accrue interest, while other loans are charged down to net realizable value or placed on non-accrual depending upon their loan-to-value ratio.

Although we continued to experience a challenging operating environment throughout 2010, we saw some signs of stabilization. As a result, we decreased our provision for loan and lease losses in accordance with our assessment process, which took into consideration a $22.7 million decrease in nonaccrual loans and leases since December 31, 2009, as noted in Table 10. The provision for loan and lease losses was $163.0 million for the year ended December 31, 2010 and $188.0 million for the year ended December 31, 2009. The allowance for loan and lease losses at December 31, 2010 was 1.99% of period-end loans and leases, or $191.8 million, and 1.75% of period-end loans and leases, or $172.4 million, at December 31, 2009.

Table 3 - Provision and Allowance for Loan and Lease Losses

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$172,368	$113,749	$88,569	$62,643	$53,714
Allowance acquired in business combination	0	0	0	19,119	5,514
Additions to provision for loan and lease losses charged to operations	163,000	188,000	63,831	21,844	8,680
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	(22,604)	(33,887)	(17,433)	(4,758)	(2,883)
Real estate - construction	(65,709)	(65,906)	(8,885)	(1,949)	(5)
Real estate secured - residential	(18,562)	(7,441)	(3,883)	(1,829)	(1,284)
Real estate secured - commercial	(43,086)	(20,593)	(2,154)	(3,200)	(454)
Consumer	(3,464)	(3,641)	(8,075)	(3,790)	(3,379)
Leases	(8,710)	(11,873)	(4,800)	(3,659)	(3,111)

Total charge-offs	(162,135)	(143,341)	(45,230)	(19,185)	(11,116)

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	4,478	4,779	1,625	536	1,188
Real estate - construction	6,974	1,306	5	10	6
Real estate secured - residential	923	286	226	406	454
Real estate secured - commercial	3,744	5,685	145	426	1,360
Consumer	1,254	1,120	3,626	1,792	1,957
Leases	1,228	784	952	978	886

Total recoveries	18,601	13,960	6,579	4,148	5,851

Net charge-offs	(143,534)	(129,381)	(38,651)	(15,037)	(5,265)

Allowance for loan and lease losses, December 31	$191,834	$172,368	$113,749	$88,569	$62,643

Average loans and leases outstanding	$9,799,673	$9,809,873	$9,169,996	$5,979,878	$5,517,812
Period-end loans and leases	9,633,197	9,827,279	9,653,873	8,751,590	5,560,997
Net charge-offs as a percentage of average loans and leases	1.46%	1.32%	0.42%	0.25%	0.10%
Allowance as a percentage of period-end loans and leases	1.99%	1.75%	1.18%	1.01%	1.13%

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at December 31, 2010. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2010. The allowance for loan and lease losses as a percentage of non-accrual loans and leases (coverage ratio) increased to 97% at December 31, 2010, from 79% at December 31, 2009.

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

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 26%, 29%, and 26% for 2010, 2009, and 2008, respectively.

Noninterest income decreased $11.6 million, or 7.1%, in 2010, as compared to 2009. This net decrease was primarily the result of the following:

•	Decreased service charges on deposit accounts of $2.8 million;

•	Increased asset management fees of $2.6 million;

•	Decreased other commissions and fees of $3.7 million

•	Increased net realized gain on securities (excluding other-than-temporary impairment) of $1.6 million;

•	Increased other-than-temporary impairment of securities related to credit losses of $2.7 million; and

•	Decreased other of $5.3 million.

Service charges on deposit accounts. The 7.6% decrease primarily was the result of changes in customers’ behavior regarding overdrafts.

Asset management fees. The 9.9% increase primarily was due to the recovery in the stock market, resulting in higher management fees.

Other commissions and fees. The 13.1% decrease primarily is the result of the elimination of noninterest income relating to interest-only strips as a result of the consolidation of two variable interest entities on January 1, 2010.

Net realized gain on securities. During 2010, we realized net gains of $13.4 million on the sale and call of securities with an aggregate book value of $356.1 million. During 2009, we realized net gains of $11.8 million on the sale of securities with an aggregate book value of $200.8 million.

Other-than-temporary impairment of securities related to credit losses. During 2010, we recognized $3.9 million of other-than-temporary impairment losses related to two synthetic collateralized debt obligations, one non-agency mortgage-backed security, and various financial institution equity securities. During 2009, we recognized $1.1 million of other-than-temporary impairment losses related to the two synthetic collateralized debt obligations.

Other. The 48.8% net decrease primarily was the result of a $6.9 million gain realized on the sale of our Central Atlantic Merchant Services accounts in March 2009, and a $0.9 million one-time contract-signing bonus in 2010.

Noninterest Expenses

Total noninterest expenses for the year ended December 31, 2010 were $382.7 million, relatively unchanged from the year ended December 31, 2009 when total noninterest expenses were $382.5 million. However, certain components within this category increased or decreased as follows:

•	Increased advertising and marketing of $3.5 million;

•	Decreased FDIC insurance of $7.5 million; and

•	Increased legal fees of $3.6 million.

Advertising and marketing. The 39.2% increase primarily was the result of a higher budget for 2010 as compared to 2009.

FDIC insurance. The decrease in FDIC insurance expense primarily was the result of a $6.2 million special assessment incurred in May 2009, as determined by the FDIC.

Legal fees. The 70.5% increase in legal fees primarily was the result of credit issues.

Income Taxes

Our effective tax rates for 2010 and 2009 were 3.5% and (520.6%), respectively.

The increase in our rate in 2010 was due to the significant increase in pretax book income in 2010 relative to 2009. With the exception of pretax book income, items impacting the effective rate in 2010, including tax-advantaged investment and loan income, were comparable to 2009. For additional information about our income taxes, refer to “Note 12. Income Taxes” to the consolidated financial statements appearing in Part II, Item 8.

Financial Condition

Summary of 2010 Compared to 2009

Total assets at December 31, 2010, were $14.0 billion, an increase of 1.9% when compared to total assets of $13.7 billion at December 31, 2009. Loans and leases, decreased to $9.6 billion at December 31, 2010, from $9.8 billion at December 31, 2009. Total deposits increased to $9.2 billion at December 31, 2010, from $9.0 billion at December 31, 2009.

Equity capital at December 31, 2010 was $2.0 billion relatively unchanged from December 31, 2009 when equity capital was also $2.0 billion. The components of shareholders’ equity, however, changed due to the issuance of 43.1 million common shares in March 2010 and the redemption of the $300.0 million of preferred stock held by the U.S. Treasury also in 2010. As a result, book value per common share was $15.27 at December 31, 2010 and $19.53 at December 31, 2009. For additional information concerning the changes in equity capital, refer to the “Consolidated Statements of Changes in Shareholders’ Equity” in Part II, Item 8.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At December 31, 2010, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 24. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Investment Securities

As a result of the decrease in total loan balances and the increase in total deposit balances, we used the excess funds to purchase available-for-sale securities.

At December 31, 2010, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded 10% of shareholders’ equity.

Table 4 - Carrying Value of Investment Securities(1)

Year ended December 31,	2010		2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
	(Dollars in thousands)
U.S. Government agencies	$268,175	$0	$371,019	$0	$444,022	$0
State and municipal	396,660	4,108	353,419	4,371	308,546	4,595
Mortgage-backed					965,853
Agency residential mortgage-backed	1,323,569		680,182
Non-agency residential mortgage-backed	116,811		135,465
Commercial mortgage-backed	104,842		165,025
Other debt obligations	0	4,560	0	4,550	6,364	4,550
Synthetic collateralized debt obligations	0		1,331
Other structured financial products	12,503		15,319
Other debt securities	41,000		0
Equity securities of the Federal Home Loan Bank	71,065		74,342
Equity securities of the Federal Reserve Bank	50,225		45,725
Other equity securities	24,093		24,519		145,961

Total investment securities	$2,408,943	$8,668	$1,866,346	$8,921	$1,870,746	$9,145

(1)	Categories for 2010 and 2009 are presented in greater detail than in prior years in accordance with accounting guidance issued in 2009. Amounts presented for 2008 have not been restated.

Table 5 - Maturities of Investment Securities

At December 31, 2010	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$26,898	$170,363	$70,914	$0	$268,175
Amortized cost	26,472	170,854	71,502	0	268,828
Yield	4.94%	2.31%	2.23%	0.00%	2.55%
State and municipal securities
Fair value	$1,281	$8,815	$48,231	$338,333	$396,660
Amortized cost	1,268	8,639	47,596	340,274	397,777
Yield (TE)	6.96%	3.65%	5.57%	5.92%	5.83%
Agency residential mortgage-backed securities
Fair value	$0	$25,851	$199,320	$1,098,398	$1,323,569
Amortized cost	0	24,918	197,212	1,099,641	1,321,771
Yield	0.00%	3.87%	2.64%	3.19%	3.12%
Non-agency residential mortgage-backed securities
Fair value	$0	$0	$1,951	$114,860	$116,811
Amortized cost	0	0	1,918	127,288	129,206
Yield	0	0	5.23%	5.23%	5.23%
Commercial mortgage-backed securities
Fair value	$0	$21,096	$0	$83,746	$104,842
Amortized cost	0	19,904	0	79,597	99,501
Yield	0	5.91%	0	5.93%	5.93%
Other structured financial products
Fair value	$0	$0	$0	$12,503	$12,503
Amortized cost	0	0	0	24,680	24,680
Yield	0	0	0	0.98%	0.98%
Other debt securities
Fair value	$0	$0	$0	$41,000	$41,000
Amortized cost	0	0	0	41,842	41,842
Yield	0	0	0	6.32%	6.32%
Equity securities
Fair value					$145,383
Amortized cost					145,979
Yield					2.70%

Held-to-Maturity
State and municipal
Fair value	$0	$0	$0	$4,108	$4,108
Amortized cost	0	0	0	4,108	4,108
Yield	0	0	0	2.99%	2.99%
Other
Fair value	$0	$0	$0	$4,560	$4,560
Amortized cost	0	0	0	4,560	4,560
Yield	0	0	0	6.20%	6.36%

Total Securities

Fair value	$28,179	$226,125	$320,416	$1,697,508	$2,417,611
Amortized cost	27,740	224,315	318,228	1,721,990	2,438,252
Yield	5.03%	2.85%	3.00%	4.06%	3.58%

Additional Information

•	Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

•	Information presented in this table regarding mortgage-backed securities is based on final maturities.

For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 24. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Loans and Leases

As a result of the adoption of new accounting guidance relating to variable interest entities, we, as the primary beneficiary of two securitization trusts, were required to consolidate the trusts as of January 1, 2010. At December 31, 2010, the aggregate balance of the loans held by the trusts that can be used only to settle obligations of the trusts was $215.4 million. In addition, during the first quarter of 2010, we concluded that, due to recent changes in accounting guidance and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be sold and securitized. Therefore, on March 31, 2010, we transferred $434.9 million of home equity line of credit loans held for sale to held for investment.

Throughout 2010, the difficulties and uncertainty within the economy continued to affect demand for loans among credit-worthy borrowers. Many businesses in our markets have been proceeding cautiously and have learned to do more with less. As a result, loans and leases, net of unearned income and excluding the loans of the securitization trusts discussed above, decreased 4.2%, from $9.8 billion at December 31, 2009, to $9.4 billion at December 31, 2010. Commercial, financial, and agricultural loans declined by $233.6 million (including charge-offs of $22.6 million), while real estate construction loans, which we consider to be higher-risk loans, declined by $237.5 million (including charge-offs of $65.7 million). This 21.3% decrease in real estate construction loans was primarily due to our continuing plan to decrease that portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession. For additional information about our real estate construction portfolio, refer to the discussion under “Risk Assets” presented in PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition. Consumer loans, however, increased by $120.8 million since December 31, 2009, and loans secured by residential real estate (excluding the loans of the securitizations trusts) also increased, by $81.9 million, during the same period.

Table 6 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary historically has reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $884.5 million at December 31, 2010, and an additional $260.1 million was outstanding on loans with junior liens on residential properties at December 31, 2010. Senior liens on 1-4 family residential properties totaled $1.3 billion at December 31, 2010, and much of the $2.8 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $183.6 million, while loans secured by multi-family residential properties totaled $208.2 million at December 31, 2010.

Table 6 - Loan and Lease Portfolio

At December 31,	2010		2009		2008		2007		2006
	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases
	(Dollars in thousands)
Commercial, financial, and agricultural	$1,816,519	18.9%	$2,050,110	21.0%	$2,063,942	21.4%	$1,781,981	20.4%	$978,522	17.6%
Real estate:
construction	877,223	9.1	1,114,709	11.3	1,313,647	13.6	1,292,953	14.8	1,064,452	19.1
residential	2,666,692	27.7	2,369,380	24.1	2,298,709	23.8	2,151,923	24.6	1,147,741	20.6
commercial	2,998,176	31.0	3,060,331	31.1	2,875,502	29.8	2,661,841	30.3	1,577,534	28.5
Consumer	603,084	6.3	482,266	4.9	419,371	4.3	411,159	4.7	313,848	5.6
Leases	671,503	7.0	750,483	7.6	682,702	7.1	451,733	5.2	478,900	8.6

Total	$9,633,197	100.0%	$9,827,279	100.0%	$9,653,873	100.0%	$8,751,590	100.0%	$5,560,997	100.0%

Table 7 presents the maturity of commercial, financial, and agricultural loans, as well as real estate construction loans. Table 8 presents the allocation of the allowance for loan and lease losses by type of loan.

Table 7 - Loan Maturity and Interest Sensitivity

At December 31, 2010	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$634,468	$742,275	$439,776	$1,816,519
Real estate - construction	452,307	309,968	114,948	877,223

	$1,086,775	$1,052,243	$554,724	$2,693,742

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$490,111	$409,106	$899,217
Fixed rate		562,132	145,618	707,750

		$1,052,243	$554,724	$1,606,967

Table 8 - Allocation of Allowance for Loan and Lease Losses

At December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial, financial, and agricultural	$31,608	$27,350	$22,599	$23,970	$16,637
Real estate - construction	50,250	54,305	31,734	20,552	12,419
Real estate secured - residential	28,321	22,815	16,189	12,125	6,891
Real estate secured - commercial	69,623	56,623	33,765	23,320	15,065
Consumer	2,805	3,090	3,253	4,778	4,568
Leases	8,643	7,958	5,868	4,203	6,589
Overdrafts	36	37	34	57	21
Loans in process	513	121	285	0	0
Unallocated	35	69	22	(436)	453

Total	$191,834	$172,368	$113,749	$88,569	$62,643

Reserve for unfunded commitments(1)	$975	$975	$975	$675	$675

(1)	Included in Other liabilities.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 9, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeded 10% of total loans at December 31, 2010.

Table 9 - Loan Concentrations

At December 31, 2010	Permanent	Construction	All Other	Total Amount	% of Nonaccrual in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Real estate - residential	$550,990	$63,018	$31,630	$645,638	3.73	6.70
Motor vehicles	437,771	2,350	41,148	481,269	0.56	5.00
Land development (site work) construction	92,635	278,150	28,604	399,389	5.74	4.15
Retail real estate	352,113	1,465	1,162	354,740	2.34	3.68
Residential construction	77,282	241,827	26,604	345,713	10.60	3.59
Lessors of professional offices	328,758	11,173	1,953	341,884	1.23	3.55
Manufacturing	116,784	1,214	140,756	258,754	1.66	2.69
Hotels/motels	248,116	1,654	2,619	252,389	4.12	2.62
Medical services	76,502	592	157,666	234,760	0.41	2.44
Agriculture	185,897	1,270	41,150	228,317	2.38	2.37
Elderly/child care services	80,198	35,740	90,901	206,839	0.03	2.15
Wholesalers	44,501	1,512	145,973	191,986	0.24	1.99
Warehouses	187,451	1,628	279	189,358	0.07	1.97
Commercial construction	52,191	111,543	15,713	179,447	2.31	1.86
Retail consumer goods	82,781	1,465	61,545	145,791	3.27	1.51
Public services	51,708	1,572	76,770	130,050	0.32	1.35
Contractors	54,224	2,877	71,591	128,692	1.69	1.34
Recreation	71,491	4,265	14,459	90,215	2.86	0.94
Restaurants/bars	71,130	418	18,060	89,608	5.82	0.93
Transportation	9,552	0	54,380	63,932	3.40	0.66
Real estate services	49,864	1,367	6,138	57,369	0.56	0.60
Industrial	3,861	21,048	27,107	52,016	0.00	0.54
Insurance services	10,350	104	41,186	51,640	0.22	0.54

For additional information about loans and leases, refer to “Note 5. Loans and Leases” to the consolidated financial statements appearing in Part II, Item 8.

Risk Assets

Non-performing assets consist of nonaccrual loans and leases and foreclosed real estate. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, or if in the opinion of management, full collection is doubtful. Foreclosed real estate is property acquired through foreclosure or other means and is recorded at the lower of the loan’s carrying value or the fair market value of the related real estate collateral at the transfer date less estimated selling costs.

Troubled debt restructurings are loans for which we, for legal or economic reasons related to a debtor’s financial difficulties, have granted a concession to the debtor that we otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Loans contractually past due ninety days and still accruing interest are those loans that are well secured and in the process of collection.

Table 10 is a presentation of the five-year history of risk assets.

Table 10 - Risk Assets

At December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$20,012	$20,282	$13,882	$2,799	$1,264
Real estate - construction	57,779	97,717	49,774	20,998	9,631
Real estate secured - residential	50,973	37,254	18,271	11,755	5,900
Real estate secured - commercial	65,313	59,181	22,477	18,261	11,307
Consumer	1	27	844	397	2
Leases	2,817	5,093	65	2,531	2,221

Total nonaccrual loans and leases	196,895	219,554	105,313	56,741	30,325
Foreclosed real estate	18,489	24,292	10,313	11,927	1,544

Total non-performing assets	$215,384	$243,846	$115,626	$68,668	$31,869

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	2.23%	2.48%	1.20%	0.78%	0.57%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	97%	79%	108%	156%	207%
Loans contractually past due 90 days and still accruing	$20,588	$14,820	$22,316	$12,199	$9,364
Troubled debt restructurings	114,566	58,244	2,566	2,582	5,376

Nonaccrual loans and leases decreased from $219.6 million at December 31, 2009, to $196.9 million at December 31, 2010. The net decrease was primarily the result of the resolution of many real estate — construction credits during 2010. As a result, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 2.48% at December 31, 2009 to 2.23% at December 31, 2010.

Real Estate - Construction

At December 31, 2010, real estate — construction loans comprised only 9.1% of our total loan and lease portfolio but accounted for 29.3% of total nonaccrual loans and leases and 26.2% of our allowance for loan and lease losses. In addition, for the year ended December 31, 2010, this loan type accounted for 40.9% of total net charge-offs . As a result, we consider these real-estate construction loans to be higher-risk loans. To mitigate the risk of continued significant losses with regard to this portfolio, we have tightened the advance ratios for raw land, from 65% to 60% of appraised value or cost, whichever is less; for land approved/unimproved, from 70% to 65%; for land approved/improved, from 75% to 70%; and for construction of houses, apartments, or commercial buildings, from 75% to 70%.

Additional information about our real estate — construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•	Construction loans — loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans — loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land — loans secured by land for which there are neither approvals nor site improvements.

Table 11 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at December 31, 2010	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored(1)	Net Charge-offs(2)	Reserve(3)
	(Dollars is thousands)
1-4 Family:
Construction	$208,114	23.7%	0.8%	0.0%	14.9%	16.4%	7.4%	7.0%
Land development	191,763	21.9	0.3	0.4	0.7	20.1	1.5	5.7
Raw land	5,790	0.7	0.0	0.0	0.2	39.2	11.5	7.1

	405,667	46.2	0.6	0.2	8.0	18.5	4.8	6.4

All Other:
Construction:
Investor	204,275	23.3	0.0	0.0	1.3	2.0	5.4	5.5
Owner-occupied	10,037	1.1	2.4	0.0	0.0	0.0	2.6	4.9
Land development:
Investor	199,166	22.7	1.4	0.0	7.2	20.8	8.0	4.6
Owner-occupied	15,152	1.7	0.0	0.0	0.0	6.7	7.7	5.4
Raw land:
Investor	42,086	4.8	0.0	0.0	19.9	19.0	15.9	6.1
Owner-occupied	840	0.1	0.0	0.0	29.1	0.0	0.0	3.9

	471,556	53.8	0.7	0.0	5.4	11.6	7.6	5.2

Total	$877,223	100.0	0.6	0.1	6.6	14.8	6.3	5.7

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2010 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2010.

Table 12 - Construction, Land Development, and Other Land Loans - Collateral Locations

Category	Balance at December 31, 2010	Geographical Location by %
		Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$208,114	50.8%	4.2%	40.3%	4.7%
Land development	191,763	52.9	6.1	32.3	8.7
Raw land	5,790	39.4	3.3	57.3	0.0

	405,667	51.7	5.1	36.7	6.5

All Other:
Construction:
Investor	204,275	27.8	15.3	46.8	10.1
Owner-occupied	10,037	26.9	2.4	70.7	0.0
Land development:
Investor	199,166	20.7	2.0	57.6	19.7
Owner-occupied	15,152	73.4	0.0	26.6	0.0
Raw land:
Investor	42,086	20.3	14.0	65.1	0.6
Owner-occupied	840	51.9	29.1	19.0	0.0

	471,556	25.6	8.9	52.7	12.8

Total	$877,223	37.7	7.1	45.3	9.9

Table 13 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at December 31, 2010	Global Debt Coverage Ratio Less than 1.1 Times(1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$208,114	25.3%	81.1%
Land development	191,763	13.5	69.1
Raw land	5,790	15.1	71.5

	405,667	19.6	76.5

All Other:
Construction:
Investor	204,275	3.2	82.9
Owner-occupied	10,037	0	68.6
Land development:
Investor	199,166	29.1	69.9
Owner-occupied	15,152	27.3	60.5
Raw land:
Investor	42,086	22.4	70.8
Owner-occupied	840	11.4	51.1

	471,556	17.3	72.5

	$877,223	18.4	74.6

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We conduct quarterly portfolio reviews of real estate — construction loan relationships in excess of $0.75 million in order to identify potential problem loans. For those loan relationships under $0.75 million, the evaluation of risk is based upon delinquency. Included in this review is a comparison of absorption numbers (units leased or sold), market conditions, and performance to original projections. Lenders prepare cash flow projections for the loan being reviewed and all of the construction projects that the borrower may have financed with other lending institutions. An analysis of these cash flow projections determines whether the borrowing entity’s liquidity is sufficient to complete not only the project being financed by us but any other projects in the borrower’s portfolio, as well. The liquidity of any guarantors (the secondary source for continuance of the project) is also reviewed during this process to determine if it will support any extension of the project due to slower than expected absorption.

Loans designated as potential problem loans in the real estate — construction loan portfolio are reviewed quarterly by our loan review department (“Loan Review”) and executive management. This review consists of an analysis of the project’s historical results; the project’s projected results over the next four quarters; current financial information of the borrower and any guarantors; and a fifteen-month rolling cash flow of the projects financed by us and other lending institutions. In these meetings, we determine which loans are to be placed on nonaccrual and any downgrades or upgrades in ratings.

All potential problem real estate — construction loans are tested quarterly for impairment. The loan must meet the following criteria or it will be considered impaired:

•	The debt coverage ratio (“DCR”) of the borrower must be at least 1.10X for the project. DCR is defined as annualized cash flow available for debt service divided by annual debt service.

•	If the DCR of the borrower is less than 1.10X, then the ratio of global cash flow of the borrower plus the guarantor divided by annual debt service (“GCF”) must be greater than 1.10X.

•

If the DCR and the GCF are not greater than 1.10X, then a fifteen-month rolling cash flow projection must show that the borrower/guarantor will achieve a 1.10X DCR within six months. This projection must be verified and supported by contracts or leases.

Potential problem loans are generally assigned to our special-asset group or work-out department. While the loans are assigned to these areas:

•	These groups work under the same process that was used to determine that the loan was impaired (as described above) to monitor the collectability of these loans.

•	Collateral is appraised by outside vendors. Appraisals are generally kept current (no more than one-year old).

•

Work-out plans are established with loan benchmarks that, if achieved, will result in our upgrading the loan. If it is not feasible to upgrade the loan, we will develop a plan to exit the loan through non-bank financing, sale of assets, or an orderly liquidation.

We use independent third-party appraisal firms to determine the value of collateral. Real estate – construction collateral is generally valued on an annual basis, or in the event of deterioration in geographic areas of our foot print (as demonstrated by analytics from regional and national publications), on an as-needed basis. For ongoing real estate construction projects, we use independent inspectors to verify the progress of construction. Other collateral-based loans, such as loans secured by receivables and/or inventory, are generally valued on an annual basis using balance sheet information and field examinations performed by independent auditors.

We also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption. If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the underlying collateral is calculated by using a current appraisal, and any short fall is charged off. All partially charged-off loans become part of the calculation for the loan and lease loss reserve.

Although our impairment and charge-off analyses take into consideration the guarantor’s demonstrated ability and willingness to service the debt, we do not carry any impaired loans at values in excess of the current appraisal due to the loan having a guarantor. Our evaluation of guarantors includes examining their financial wherewithal and their reputation and willingness to work with their lenders. Since the beginning of the global economic slowdown in 2007, we have consistently assessed the probability for completion of a project by determining the guarantor’s liquidity and the cash flow generated by the project based upon current absorption.

We believe that we are well-equipped to evaluate the guarantors of loans. Approximately 70% of the real estate borrowers have been our customers for over ten years and in the market for at least fifteen years. Most of our employee lenders have been lenders within their specific markets for fifteen or more years, and those whose experience is less than that time period are supervised by people who have the experience. Therefore, we have a strong historical perspective as to how borrowers performed in the last major recession of 1988 to 1993. For those borrowers/guarantors that do not have history dating back to the last major recession, third-party credit checks are used to determine their history and, when appropriate, how they have performed when real estate projects have not gone as expected.

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

Troubled Debt Restructurings (“TDRs”)

Troubled debt restructurings have increased significantly from $58.2 million at December 31, 2009 to $114.6 million at December 31, 2010. We consider all restructured loans to be impaired. None of our TDRs have required additional charge-offs subsequent to the restructuring during the years ended December 31, 2010 and 2009.

A borrower with a restructured loan must maintain a 1.10X DCR as a stand-alone entity or a 1.10X GCF together with its guarantor. If the borrower fails to maintain that ratio or cannot recover to a 1.10X DCR or GCF within a six-month period, the restructured loan will be returned to nonaccrual status. Also, if a borrower is over ninety days past due, the restructured loan will be returned to nonaccrual status. Loans that have been restructured but have not recovered to a 1.10X DCR or GCF will remain on nonaccrual even when a forbearance agreement has been executed. When the borrower achieves a DCR or GCF of 1.10X or greater, the loan will be returned to restructured accruing status so long as the loan is current as to the restructured terms.

At the time a loan is restructured, we consider the following factors to determine whether the loan should accrue interest:

•	Whether there is six months of payment history under the current terms;

•	Whether the loan is current under the restructured terms; and

•	Whether we expect the loan to continue to perform under the restructured terms with a DCR or GCF of 1.10X.

We also review the financial performance of the borrower over the past year to be reasonably assured of repayment and performance according to the modified terms. This review consists of an analysis of the borrower’s historical results; the borrower’s projected results over the next four quarters; current financial information of the borrower and any guarantors; and a fifteen-month rolling cash flow of the borrower. All troubled debt restructurings are reviewed quarterly to determine the amount of any impairment.

In situations where the restructuring results in an interest-only period (greater than three months but not longer than fourteen months), our analysis of the borrower’s historical cash flow must conclude that the borrower can make the interest-only payments. Furthermore, the fifteen-month rolling projections must demonstrate that the borrower will achieve cash flow levels that will support a return to payments of principal and interest at a market rate within the timeframe prescribed in the forbearance agreement.

At the time of restructuring, the amount of the loan for which we are not reasonably assured of repayment is charged-off, but not forgiven. We have not had any additional charge-offs for any portion of the loans (after the initial charge-offs were taken at the time of the restructuring) for any of our troubled debt restructurings that accrue interest at the time the loans are restructured.

A borrower with a restructured loan must make six consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status. Furthermore, for a loan to be no longer considered restructured, it must cross over a calendar year-end and be at a market rate of interest.

Impaired Loans

Of the $246.9 million of impaired loans (nonaccrual, non-consumer relationships greater than $0.5 million plus accruing restructured loans) at December 31, 2010, $112.7 million, or 45.7%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Every impaired loan has a net realizable value (“NRV”) that is based on a recent appraisal (generally less than one year) of the collateral. That NRV is calculated by the loan officer, reviewed by Loan Review and finally reviewed by our credit risk department to insure that the calculation is correct. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is rectified by a specific reserve for a period of ninety days to allow time for the borrower to pledge additional collateral. If the borrower fails to pledge additional collateral, a charge-off will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall.

As part of our loan quality department meetings and loan work out meetings, these loans are reviewed quarterly to ensure that appraisals are kept current. If, based on general economic and geographic information from outside sources, we believe that the value of collateral is decreasing, we will obtain a new appraisal and make adjustments accordingly.

Charge-offs only are taken based on the fair market value of the underlying collateral, as determined from a current appraisal. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have six months of payment history.

All impaired loans have an independent third-party appraisal to determine the fair value of the underlying collateral. Once we have identified further deterioration of an impaired loan, we obtain an updated appraisal. Prior to receiving the updated appraisal, we will establish a specific reserve for that estimated deterioration, based upon our assessment of market conditions. Once the updated appraisal is received, the book value of the loan is adjusted to its fair value as determined by the appraisal.

Loans that are determined to be impaired are written down to their current value, based upon a current appraisal at the time of impairment. No additional value is assigned to any guarantee with regard to this appraisal. We exercise our rights under the full extent of the law to pursue all assets of the borrower and guarantors.

Potential Problem Loans

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. The increase in potential problem loans, which are not included in Table 10, can be attributed to the difficult economic conditions that persisted throughout 2010 and migrations to our internally monitored loan list that occur in the normal course of business. Continuing difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others not currently so identified being classified as non-performing assets in the future.

Table 14 - Potential Problem Loans by Loan Category

	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial, financial, and agricultural	$59,793	$54,552	$35,027
Real estate - construction	68,204	59,957	83,411
Real estate secured - residential	15,972	18,878	9,213
Real estate secured - commercial	173,827	172,793	57,380

Total potential problem loans	$317,796	$306,180	$185,031

Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $20.6 million at December 31, 2010, an increase of $5.8 million, from $14.8 million at December 31, 2009. Continued difficulties in the economy may adversely affect certain other borrowers and may cause additional loans to become past due beyond ninety days or to be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

For additional information about the credit quality of loans and leases, refer to “Note 5. Loans and Leases” to the consolidated financial statements appearing in Part II, Item 8.

In light of the on-going current economic situation, we continue to undertake the following additional measures to recognize and resolve troubled credits:

•

We review all credit relationships in the categories of Commercial Real Estate, Commercial Construction — Real Estate, and Residential Real Estate with aggregate exposure of $5.0 million and loans of $2.5 million are reviewed once a year to determine the borrower’s ability to meet the terms and conditions of the loan agreements. This review includes a stress test for an increase of 1.0% in interest rates;

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

•	We hold monthly meetings with our work-out officers to review their portfolios and strategy to either upgrade or exit particular credit relationships;

•	We have instituted an ongoing review in our Consumer Lending area of all home equity line of credit loans to determine which property values and FICO scores have been negatively affected; and

•	We are in the process of implementing risk-based pricing to reflect the cost of loans progressing through our risk-rating system.

We believe that 2011 will be a challenging year, with the effects of the recession continuing to affect the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill and Other Identifiable Intangible Assets

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment tests in the second quarter of 2010, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, at December 31, 2010, having taken into consideration current market conditions, we decided that it would be prudent to perform interim goodwill impairment tests for our bank reporting unit and our wealth management reporting unit.

Based upon our analyses at December 31, 2010, the fair value of the bank reporting unit exceeded its carrying value by 10.4%, and the fair value of the wealth management reporting unit exceeded its carrying value by 55.7%. We will continue to monitor and evaluate the carrying value of goodwill for possible future impairment as conditions warrant.

For additional information about goodwill, refer to “Note 8. “Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 15.

Table 15 - Average Deposit Balances

Year ended December 31,	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$1,309,516	0.00%	$1,222,365	0.00%	$1,205,381	0.00%
Interest-bearing demand deposits	3,481,728	0.64	2,882,949	0.77	2,604,337	1.29
Savings deposits	766,210	0.15	731,787	0.23	723,612	0.67
Time deposits	3,628,219	2.22	4,187,549	3.26	4,402,956	3.80

Total	$9,185,673		$9,024,650		$8,936,286

Total deposits increased $216.8 million, or 2.4%, from December 31, 2009 to December 31, 2010. Time deposits decreased 8.2% while our core deposits, which consist of noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits increased 9.9%. These changes, in part, reflect the results of our continuing strategy to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 13.4% of total deposits. Table 16 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2010.

Table 16 - Deposit Maturity at December 31, 2010

(Dollars in thousands)
Three months or less	$443,536
Over three months through six months	151,925
Over six months through twelve months	264,480
Over twelve months	375,962

Total	$1,235,903

Borrowings

Long-term Federal Home Loan Bank (“FHLB”) Borrowings

Long-term FHLB borrowings decreased $122.2 from December 31, 2009 to December 31, 2010 as a result of the repayment of maturing loans.

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

Contractual Obligations and Commercial Commitments

Table 17 presents certain of our contractual obligations and commercial commitments at December 31, 2010 and their expected year of payment or expiration.

Table 17 - Contractual Obligations and Commercial Commitments at December 31, 2010

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,404,406	$2,139,929	$1,069,452	$188,595	$6,430
FHLB borrowings	1,101,620	415,190	291,108	309,205	86,117
Long-term debt	498,918	0	75,000	75,000	348,918
Operating leases	135,836	15,241	27,803	23,399	69,393
Residual value guaranty fees	10,620	4,620	6,000	0	0

Other Commercial Commitments	Commitment Expiration by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$305,477	$173,568	$130,648	$533	$728
Commercial commitments	734,879	631,136	85,394	10,817	7,532
Real estate commitments	256,339	146,358	106,985	2,336	660

Shareholders’ Equity

Preferred Stock

On December 12, 2008, Susquehanna sold $300.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the U.S. Treasury. Susquehanna also issued to the U.S. Treasury a warrant to purchase approximately 3,028 shares of its common stock. On April 21, 2010, Susquehanna redeemed $200.0 million of the preferred stock, and on December 21, 2010, Susquehanna redeemed the remaining $100.0 million of preferred stock. As a result of the redemption, Susquehanna accelerated the accretion of the associated discount, which reduced net income applicable to common shareholders by $5.9 million in 2010.

Common Stock

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

For additional information related to our risk-based capital ratios, see “Note 16. Capital Adequacy” to the consolidated financial statements appearing in Part II, Item 8.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2010, our bank subsidiary had approximately $999.0 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $635.9 million more would have been available provided that additional collateral had been pledged. In addition, at December 31, 2010, we had unused federal funds lines of $910.0 million and aggregate brokered certificates of deposits of only $277.9 million.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At December 31, 2010, we had unused collateralized availability of $958.3 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $52.3 million at December 31, 2010, and represented additional sources of liquidity.

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

Our interest rate risk using the static gap analysis is presented in Table 18. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 18 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2010 and 2009. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

Table 18 - Balance Sheet Gap Analysis

At December 31, 2010	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$93,948	$0	$0	$0	$93,948
Investments	219,119	79,328	242,085	1,877,079	2,417,611
Loans and leases, net of unearned income	4,331,861	1,416,432	2,094,900	1,593,108	9,436,301

Total	$4,644,928	$1,495,760	$2,336,985	$3,470,187	$11,947,860

Liabilities
Interest-bearing demand	$1,458,686	$729,343	$1,094,014	$364,671	$3,646,714
Savings	307,141	153,570	230,356	76,785	767,852
Time	448,222	831,852	756,080	132,349	2,168,503
Time in denominations of $100 or more	443,774	416,166	313,311	62,652	1,235,903
Total borrowings	1,856,262	53,473	356,474	311,990	2,578,199

Total	$4,514,085	$2,184,404	$2,750,235	$948,447	$10,397,171

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$507,948	$(69,046)	$(410,940)	$(1,578,652)
Interest Sensitivity Gap:
Periodic	$638,791	$(757,690)	$(824,190)	$943,089
Cumulative		(118,899)	(943,089)	0
Cumulative gap as a percentage of total assets	5%	-1%	-7%	0%

At December 31, 2009	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$88,095	$—	$—	$26	$88,121
Investments	608,387	435,581	364,794	466,505	1,875,267
Loans and leases, net of unearned income	4,026,948	1,595,099	2,348,673	1,856,559	9,827,279

Total	$4,723,430	$2,030,680	$2,713,467	$2,323,090	$11,790,667

Liabilities
Interest-bearing demand	$1,095,982	$424,999	$1,219,805	$522,026	$3,262,812
Savings	46,481	139,441	409,028	148,737	743,687
Time	959,875	1,149,550	373,442	53,258	2,536,125
Time in denominations of $100 or more	445,994	585,161	126,167	13,209	1,170,531
Total borrowings	1,325,426	72,014	498,349	617,105	2,512,894

Total	$3,873,758	$2,371,165	$2,626,791	$1,354,335	$10,226,049

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(27,347)	$238,228	$(694,532)	$(1,080,967)
Interest Sensitivity Gap:
Periodic	$822,325	$(102,257)	$(607,856)	$(112,212)
Cumulative		720,068	112,212	0
Cumulative gap as a percentage of total assets	6%	5%	1%	0%

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

Tables 19 and 20 reflect the estimated income effect and economic value of assets, liabilities, and equity calculated using certain assumptions we determined as of December 31, 2010, and 2009, at then current interest rates and at hypothetical higher interest rates (given the state of current interest rates, hypothetical lower interest rates are meaningless) in 1% and 2% increments. As noted in Table 19, the economic value of equity at risk as of December 31, 2010, is -5%, at an interest rate change of positive 2%. As noted in Table 20, net interest income at risk as of December 31, 2010, is 2%, at an interest rate change of positive 2%.

Table 19 - Balance Sheet Shock Analysis

At December 31, 2010	Base Present Value	1%	2%
Assets
Cash and due from banks	$200,646	$200,646	$200,646
Short-term investments	93,947	93,946	93,944
Investment securities:
Held-to-maturity	8,668	8,435	8,221
Available-for-sale	2,408,943	2,319,507	2,219,455
Loans and leases, net of unearned income	9,492,108	9,325,284	9,182,462
Other assets	1,800,512	1,800,512	1,800,512

Total assets	$14,004,824	$13,748,330	$13,505,240

Liabilities
Deposits:
Non-interest bearing	$1,372,235	$1,372,235	$1,372,235
Interest-bearing	7,893,707	7,845,847	7,801,457
Total borrowings	3,316,601	3,125,948	2,971,513
Other liabilities	193,209	193,209	193,209

Total liabilities	12,775,752	12,537,239	12,338,414
Total economic equity	1,229,072	1,211,091	1,166,826

Total liabilities and equity	$14,004,824	$13,748,330	$13,505,240

Economic equity ratio	9%	9%	9%
Value at risk	$0	$(17,981)	$(62,246)
% Value at risk	0%	-1%	-5%

At December 31, 2009	Base Present Value	1%	2%
Assets
Cash and due from banks	$203,240	$203,240	$203,240
Short-term investments	88,121	88,121	88,121
Investment securities:
Held-to-maturity	4,371	4,371	4,371
Available-for-sale	1,881,526	1,851,133	1,769,028
Loans and leases, net of unearned income	9,808,728	9,552,825	9,413,657
Other assets	1,867,724	1,867,724	1,867,724

Total assets	$13,853,710	$13,567,414	$13,346,141

Liabilities
Deposits:
Non-interest bearing	$1,204,984	$1,182,276	$1,160,196
Interest-bearing	7,633,206	7,582,835	7,533,285
Total borrowings	2,505,306	2,441,528	2,383,192
Other liabilities	220,926	220,926	220,926

Total liabilities	11,564,422	11,427,565	11,297,599
Total economic equity	2,289,288	2,139,849	2,048,542

Total liabilities and equity	$13,853,710	$13,567,414	$13,346,141

Economic equity ratio	17%	16%	15%
Value at risk	$0	$(149,439)	$(240,746)
% Value at risk	0%	-7%	-11%

Table 20 - Net Interest Income Shock Analysis

At December 31, 2010	Base Scenario	1%	2%
Interest income:
Short-term investments	$265	$1,945	$3,633
Investments	96,233	97,415	98,535
Loans and leases	533,157	572,414	618,022

Total interest income	629,655	671,774	720,190

Interest expense:
Interest-bearing demand and savings	16,446	35,590	55,154
Time	61,794	70,161	78,527
Total borrowings	87,047	100,545	114,031

Total interest expense	165,287	206,296	247,712

Net interest income	$464,368	$465,478	$472,478

Net interest income at risk	$0	$1,110	$8,110
% Net interest income at risk	0%	0%	2%

At December 31, 2009	Base Scenario	1%	2%
Interest income:
Short-term investments	$418	$2,877	$5,165
Investments	80,866	86,620	89,515
Loans and leases	555,494	581,980	620,313

Total interest income	636,778	671,477	714,993

Interest expense:
Interest-bearing demand and savings	21,443	37,380	58,057
Time	73,321	85,484	97,682
Total borrowings	80,916	90,773	100,636

Total interest expense	175,680	213,637	256,375

Net interest income	$461,098	$457,840	$458,618

Net interest income at risk	$0	$(3,258)	$(2,480)
% Net interest income at risk	0%	-1%	-1%

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

For additional information about our derivative financial instruments, refer to “Note 23. Derivative Financial Instruments” and “Note 24. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate bank, Hann and the bank have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

Recently Adopted Accounting Guidance

In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays new disclosure requirements for troubled debt restructuring activity. Without the delay, those disclosure requirements would have been effective for periods ending on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include: aging of past due receivables, credit quality indicators, and modifications of financing receivables. Under the update, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition. Refer to “Note 5. Loans and Leases” to the consolidated financial statements appearing in Part II, Item 8 for the required disclosures.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

In February 2010, FASB issued ASU 2010-10, Consolidation (Topic 810) — Amendments for Certain Investment Funds. These amendments defer the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. This ASU was effective January 1, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09, among other things, removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. This ASU was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU has not had and will not have a material impact on results of operations or financial condition.

In June 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both ASUs were effective January 1, 2010. As a result of adopting this guidance, Susquehanna, as primary beneficiary, consolidated two securitization trusts. For additional information, refer to “Note 22. Securitization and Variable Interest Entities” “ to the consolidated financial statements appearing in Part II, Item 8.

Recently Issued Accounting Guidance

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

Summary of 2009 Compared to 2008

Results of Operations

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

	2009	2008
Return on average equity (GAAP basis)	0.65%	4.80%
Effect of excluding average intangible assets and related amortization	1.54%	8.55%
Return on average tangible equity	2.19%	13.35%

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

Provision and Allowance for Loan and Lease Losses

Throughout 2009, we continued to experience a challenging operating environment. Given the economic pressures that impacted some of our borrowers, we increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration a $114.2 million increase in nonaccrual loans and leases since December 31, 2008 and the rising charge-off level, predominantly related to our construction portfolio. Also, the provision for loan and lease losses was $188.0 million for the year ended December 31, 2009 and $63.8 million for the year ended December 31, 2008. The allowance for loan and lease losses at December 31, 2009 was 1.75% of period-end loans and leases, or $172.4 million, and 1.18% of period-end loans and leases, or $113.7 million, at December 31, 2008. The allowance for loan and lease losses as a percentage of non-accrual loans and leases (coverage ratio) decreased to 79% at December 31, 2009, from 108% at December 31, 2008.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income, was 29%, 26%, and 30% for 2009, 2008, and 2007, respectively.

Noninterest income increased $21.4 million, or 15.0%, in 2009, over 2008. This net increase was primarily the result of the following:

•	Decreased service charges on deposit accounts of $9.0 million;

•	Decreased vehicle origination, servicing, and securitization fees of $3.3 million;

•	Decreased other commissions and fees of $2.8 million;

•	Decreased income from bank-owned life insurance of $7.5 million;

•	Increased gains on sales of loans and leases of $4.4 million;

•	Increased net realized gains on securities of $11.6 million;

•	Decreased other-than-temporary impairment of securities related to credit losses of $16.4 million; and

•	Increased other income of $11.3 million.

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

Other commissions and fees. The 9.1% net decrease primarily was the result of a general decline during 2009.

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

Other. The net increase primarily was the result of:

•	a $6.9 million gain realized on the sale of our Central Atlantic Merchant Services accounts in March 2009;

•	a $1.0 million fixed-asset write-off due to our branch consolidation in 2009;

•	a reclassification of the fair value of cash flow hedges related to a forecasted sale of vehicle leases, from accumulated other comprehensive loss to earnings, of $6.5 million in 2008;

•	a one-time credit of $1.2 million in 2008 relating to Visa’s IPO redemption; and

Noninterest Expenses

Noninterest expenses increased $15.3 million, or 4.2%, in 2009, over 2008. This net increase was primarily the result of the following:

•	Increased salaries and employee benefits of $2.8 million;

•	Decreased advertising and marketing of $3.3 million;

•	Increased FDIC insurance of $22.5 million; and

•	Decreased other of $5.4 million.

Salaries and employee benefits. The 1.5% net increase was primarily attributable to:

•	the acquisition of Stratton on April 30, 2008;

•	increased net periodic pension cost of $1.3 million relating to the amortization of net actuarial losses;

•	branch-consolidation-related severance charges of $1.0 million in the second quarter of 2009;

•	normal increases in salaries and benefits;

•	our consolidation efforts, which resulted in reduced staff and associated cost savings of approximately $7.3 million; and

•	severance charges of $1.6 million in 2008.

Advertising and marketing. The 26.7% decrease was the result of discretionary reductions in advertising and marketing initiatives.

FDIC insurance. The increase in FDIC insurance expense was a direct result of increased assessment rates and a $6.2 million special assessment incurred in May 2009, as determined by the FDIC.

Other. The 7.5% net decrease in other expenses was the result of a decrease in 2009 of approximately $7.8 million associated with cost-saving initiatives, increased credit-related costs of $4.5 million in 2009, and the $2.1 million charge in 2008 to mitigate losses to VFAM’s customers who held positions in a money market mutual fund managed by an independent mutual fund company, and various other changes within this category.

Income Taxes

Our effective tax rates for 2009 and 2008 were (520.6%) and 24.6%, respectively.

The decrease in our rate in 2009 was due to the significant decrease in pretax book income in 2009 relative to 2008. With the exception of pretax book income, items impacting the effective rate in 2009, including tax-advantaged investment and loan income, were comparable to 2008.

Financial Condition

Total assets at December 31, 2009 were $13.7 billion, relatively unchanged from December 31, 2008 when total assets were also $13.7 billion. Loans and leases, increased to $9.8 billion at December 31, 2009, from $9.7 billion at December 31, 2008. Total deposits decreased slightly to $9.0 billion at December 31, 2009, from $9.1 billion at December 31, 2008. Equity capital was $2.0 billion at December 31, 2009, or $19.53 per common share, compared to $1.9 billion, or $19.21 per common share, at December 31, 2008.

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

In 2008, we recorded a pre-tax impairment charge of $17.5 million related to two synthetic collateralized debt obligations held in our investment portfolio. Each security has a par value of $10.0 million and one hundred underlying reference companies. Due to the significant developments that affected the market, a number of credit events reduced the fair value of these securities. In 2009, we recorded an additional pre-tax impairment charge of $1.1 million. At December 31, 2009, both securities had been given below-investment-grade ratings by the rating agencies. These were the only two securities of this type that we held in our $1.9 billion investment portfolio.

At December 31, 2009, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded 10% of shareholders’ equity.

Loans and Leases

Our experience indicated that many consumers and businesses in our markets were proceeding cautiously in the economic environment. In some cases, they appeared to be delaying or changing plans for taking on additional debt, and as a result, there was a reduced demand for loans among credit-worthy borrowers. Nevertheless, loans and leases, net of unearned income, increased a modest 1.8%, from $9.7 billion at December 31, 2008, to $9.8 billion at December 31, 2009. Real estate construction loans, which are considered to be higher-risk loans, however, declined $198.9 million (including net of charge-offs of $64.6 million). This was primarily due to our plan to decrease our real estate construction loan portfolio, thereby reducing our exposure in a segment that was particularly stressed during this recession.

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

Risk Assets

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

Nonaccrual loans and leases increased from $105.3 million at December 31, 2008, to $219.6 million at December 31, 2009. The net increase was primarily the result of the effects of continuing economic deterioration on our borrowers, especially those in our construction portfolio. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus other real estate owned increased from 1.20% at December 31, 2008 to 2.48% at December 31, 2009. Furthermore, at December 31, 2009, 44.5% of nonaccrual loans and leases were in our real estate — construction portfolio, as real estate demand and values in some of our market areas were under considerable downward pressure. We considered these real-estate construction loans to be higher-risk loans.

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

Potential problem loans totaled $306.2 million at December 31, 2009 and $185.0 million at December 31, 2008. The increase of $121.2 million was attributed to the deterioration of economic conditions throughout 2009 and migrations to our internally monitored loan list that occurred in the normal course of business.

Goodwill and Other Identifiable Intangible Assets

We performed our annual goodwill impairment test in the second quarter of 2009, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, given the continuing downturn in the economy and overall market conditions during 2009 and the fact that our market capitalization was below the book value of our equity, we performed interim goodwill impairment tests.

Based upon our analyses at December 31, 2009, the fair value of the bank and the wealth management reporting units exceeded their carrying values. Goodwill assigned to these units was $915.4 million and $82.7 million, respectively. Fair value of the bank and the wealth management reporting units exceeded carrying value by 3.1% and 41.8%, respectively.

Deposits

Total deposits decreased $92.1 million, or 1.0%, from December 31, 2008, to December 31, 2009. This decrease was in keeping with our strategy to reduce our portfolio of high-cost certificates of deposit while building core deposits. Time deposits decreased by 20.1%; however, noninterest-bearing demand deposits increased 5.0%, interest-bearing demand deposits increased 29.0%, and savings deposits increased 7.0%.

We did not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represented only 13.0% of total deposits.

Borrowings

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

Federal Home Loan Bank Borrowings and Long-term Debt

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,	2010	2009
	(in thousands, except share data)
Assets
Cash and due from banks	$200,646	$203,240
Unrestricted short-term investments	52,252	87,966

Cash and cash equivalents	252,898	291,206
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	7,260	0
Restricted short-term investments	34,435	154
Securities available for sale	2,408,943	1,866,346
Securities held to maturity (fair values approximate $8,668 and $8,921	8,668	8,921
Loans and leases, net of unearned income	9,417,801	9,827,279
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	215,396	0
Less: Allowance for loan and lease losses	191,834	172,368

Net loans and leases	9,441,363	9,654,911

Premises and equipment, net	165,557	165,529
Other real estate owned	19,962	24,292
Accrued income receivable	36,121	36,127
Bank-owned life insurance	359,579	355,373
Goodwill	1,018,031	1,018,031
Intangible assets with finite lives	34,076	43,513
Other assets	167,192	224,859

Total Assets	$13,954,085	$13,689,262

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,372,235	$1,261,208
Interest-bearing	7,818,972	7,713,155

Total deposits	9,191,207	8,974,363
Federal Home Loan Bank short-term borrowings	300,000	100,000
Other short-term borrowings	770,623	1,040,703
Federal Home Loan Bank long-term borrowings	801,620	923,817
Other long-term debt	176,038	176,050
Junior subordinated debentures	322,880	272,324
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	207,036	0
Accrued interest, taxes, and expenses payable	46,449	47,688
Deferred taxes	33,729	87,981
Other liabilities	119,701	85,255

Total Liabilities	11,969,283	11,708,181

Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Outstanding: 0 at December 31, 2010 and 300,000 at December 31, 2009	0	292,359
Common stock, $2.00 par value, 200,000,000 shares authorized; Issued:
129,965,635 at December 31, 2010 and 86,473,612 at December 31, 2009	259,931	172,947
Additional paid-in capital	1,301,042	1,057,305
Retained earnings	481,964	478,167
Accumulated other comprehensive loss, net of taxes of $32,526 and $10,606	(58,135)	(19,697)

Total Shareholders’ Equity	1,984,802	1,981,081

Total Liabilities and Shareholders’ Equity	$13,954,085	$13,689,262

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2010	2009	2008
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$538,699	$554,043	$590,414
Securities:
Taxable	55,835	70,319	86,289
Tax-exempt	14,997	14,940	12,714
Dividends	3,982	3,925	5,242
Short-term investments	182	597	2,411

Total interest income	613,695	643,824	697,070

Interest Expense:
Deposits:
Interest-bearing demand and savings	23,452	23,814	38,515
Time	80,511	136,481	167,431
Federal Home Loan Bank short-term borrowings	3,101	6	4,106
Other short-term borrowings	4,156	4,267	10,796
Federal Home Loan Bank long-term borrowings	40,451	40,113	46,838
Other long-term debt	35,518	30,327	31,082

Total interest expense	187,189	235,008	298,768

Net interest income	426,506	408,816	398,302
Provision for loan and lease losses	163,000	188,000	63,831

Net interest income, after provision for loan and lease losses	263,506	220,816	334,471

Noninterest Income:
Service charges on deposit accounts	34,467	37,288	46,294
Vehicle origination and servicing fees	6,826	6,500	9,808
Asset management fees	28,362	25,797	25,552
Income from fiduciary-related activities	7,259	7,156	8,285
Commissions on brokerage, life insurance, and annuity sales	7,567	8,132	6,764
Commissions on property and casualty insurance sales	12,030	12,555	12,684
Other commissions and fees	24,661	28,370	31,212
Income from bank-owned life insurance	4,965	5,428	12,900
Net gain on sale of loans and leases	10,918	10,923	6,510
Net realized gain on sales of securities	13,408	11,802	236
Total other-than-temporary impairment, net of recoveries	(4,843)	(1,149)	(17,550)
Portion of loss recognized in other comprehensive income (before taxes)	952	0	0

Net impairment losses recognized in earnings	(3,891)	(1,149)	(17,550)
Other	5,576	10,897	(386)

Total noninterest income	152,148	163,699	142,309

Noninterest Expenses:
Salaries and employee benefits	191,806	191,628	188,855
Occupancy	35,997	35,292	35,949
Furniture and equipment	13,647	14,669	16,212
Advertising and marketing	12,606	9,058	12,356
FDIC insurance	16,763	24,214	1,669
Legal fees	8,786	5,154	4,156
Amortization of intangible assets	9,438	10,531	11,062
Vehicle lease disposal	14,543	13,917	12,576
Other	79,064	78,009	84,366

Total noninterest expenses	382,650	382,472	367,201

Income before income taxes	33,004	2,043	109,579
Provision for (benefit from) income taxes	1,157	(10,632)	26,973

Net Income	31,847	12,675	82,606
Preferred stock dividends and accretion	15,572	16,659	792

Net Income (Loss) Applicable to Common Shareholders	$16,275	$(3,984)	$81,814

Earnings per common share:
Basic	$0.13	$(0.05)	$0.95
Diluted	$0.13	$(0.05)	$0.95
Cash dividends per common share	$0.04	$0.37	$1.04
Average common shares outstanding:
Basic	121,031	86,257	85,987
Diluted	121,069	86,257	86,037

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2010	2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$31,847	$12,675	$82,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	30,856	23,632	27,428
Provision for loan and lease losses	163,000	188,000	63,831
Realized gain on available-for-sale securities, net	(9,517)	(10,653)	17,314
Deferred income taxes	(28,691)	(35,044)	(4,577)
Gain on sale of loans and leases	(10,918)	(10,923)	(6,510)
Loss (gain) on sale of foreclosed assets	1,216	(146)	(425)
Gain on sale of branch	0	(402)	0
Mortgage loans originated for sale	(389,519)	(351,600)	(182,698)
Proceeds from sale of mortgage loans originated for sale	396,161	355,627	173,782
Loans and leases originated/acquired for sale, net of payments received	0	(187,884)	(118,370)
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	155,926	96,682	56,732
Increase in cash surrender value of bank-owned life insurance	(4,206)	(4,700)	(12,203)
Contribution to defined benefit pension plan	0	(20,000)	(15,000)
Decrease in accrued interest receivable	672	4,359	6,279
Increase (decrease) in accrued interest payable	1,576	(9,924)	(5,697)
(Decrease) increase in accrued expenses and taxes payable	(2,851)	2,486	(46)
Other, net	17,466	1,520	(50,172)

Net cash provided by operating activities	353,018	53,705	32,274

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(34,004)	60	28
Activity in available-for-sale securities:
Sales	350,655	212,633	60,279
Maturities, repayments, and calls	813,319	431,639	610,808
Purchases	(1,716,081)	(538,630)	(603,998)
Net decrease (increase) in loans and leases	118,783	(213,885)	(808,544)
Cash flows received from retained interests	0	20,234	32,736
Purchase of bank-owned life insurance	(10,947)	0	0
Proceeds from bank-owned life insurance	10,947	3,098	3,010
Proceeds from sale of foreclosed assets	33,709	21,215	10,626
Acquisitions, net of subsequent divestitures	0	0	(68,146)
Additions to premises and equipment, net	(15,233)	(7,183)	(10,155)

Net cash used in investing activities	(448,852)	(70,819)	(773,356)

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

Years ended December 31,	2010	2009	2008
	(in thousands)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	216,844	(78,318)	121,374
Sale of branch deposits	0	(13,410)	0
Net (decrease) increase in other short-term borrowings	(270,080)	130,484	341,807
Net increase (decrease) in short-term FHLB borrowings	200,000	100,000	(50,000)
Proceeds from long-term FHLB borrowings	150,000	0	220,000
Repayment of long-term FHLB borrowings	(270,192)	(143,924)	(245,975)
Proceeds from issuance of long-term debt	47,749	0	25,000
Repayment of long-term debt	(32,912)	(234)	(19)
Proceeds from issuance of preferred stock	0	0	299,885
Proceeds from issuance of common stock	330,721	2,648	5,141
Redemption of preferred stock	(300,000)	0	0
Tax benefit from exercise of stock options	0	0	171
Cash dividends paid	(14,604)	(45,773)	(89,462)

Net cash provided by (used in) financing activities	57,526	(48,527)	627,922

Net change in cash and cash equivalents	(38,308)	(65,641)	(113,160)
Cash and cash equivalents at January 1	291,206	356,847	470,007

Cash and cash equivalents at December 31	$252,898	$291,206	$356,847

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$185,576	$244,933	$304,465
Income tax payments	40,004	1,241	40,250
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$7,537	$0	$0
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	248,333	0	0
Real estate acquired in settlement of loans	29,895	41,672	9,981
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	239,936	0	0
Accretion of preferred stock discount	7,641	1,659	0
Home equity line of credit loans transferred from held for sale to held for investment	434,897	0	0
Leases transferred from held for sale to held for investment	0	0	238,351
Leases acquired in clean-up calls	0	25,852	63,913
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	(5,805)	0	0
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	(6,922)	0	0

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2010, 2009, and 2008	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(in thousands, except share data)
Balance, January 1, 2008	$—	85,935,315	$171,810	$1,038,894	$522,268	$(3,958)	$1,729,014

Cumulative-effect adjustment relating to split-dollar life insurance arrangements					(2,488)		(2,488)

Comprehensive income:
Net income					82,606		82,606
Change in unrealized loss on securities available for sale, net of taxes of $37,288 and reclassification adjustment of $11,254						(69,250)	(69,250)
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $1,347						2,502	2,502
Change in unrealized gain on cash flow hedges, net of taxes of $821 and reclassification adjustment of $2,031						1,524	1,524
Net postretirement benefit loss arising during the year, net of taxes of $8,864						(16,648)	(16,648)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $171						520	520

Total comprehensive income							1,254

Preferred stock issued, net of issuance costs	290,700			9,185			299,885
Common stock issued under employee benefit plans, including related tax benefit of $171		238,970	539	4,773			5,312
Adjustments relating to the Community acquisition				2,403			2,403
Cash dividends declared ($1.04 per share)					(89,462)		(89,462)

Balance, December 31, 2008	290,700	86,174,285	172,349	1,055,255	512,924	(85,310)	1,945,918

Comprehensive income:
Net income					12,675		12,675
Change in unrealized loss on securities available for sale, net of taxes of $30,780 and reclassification adjustment of $6,924						57,162	57,162
Change in unrealized gain on recorded interests in securitized assets, net of taxes of $1,354						2,515	2,515
Change in unrealized gain on cash flow hedges, net of taxes of $821						4,925	4,925
Net postretirement benefit loss arising during the year, net of taxes of $1,107						(2,055)	(2,055)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $1,651						3,066	3,066

Total comprehensive income							78,288

Accretion of discount on preferred stock	1,659				(1,659)		0
Common stock issued under employee benefit plans		299,327	598	2,050			2,648
Cash dividends paid on preferred stock					(13,875)		(13,875)
Cash dividends declared ($0.37 per share)					(31,898)		(31,898)

Balance, December 31, 2009	292,359	86,473,612	172,947	1,057,305	478,167	(19,697)	1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities					(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income					31,847		31,847
Change in unrealized loss on securities available for sale, net of taxes of $3,538 and reclassification adjustment of $6,028						(5,854)	(5,854)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $349						(603)	(603)
Change in unrealized loss on cash flow hedges, net of taxes of $12,396						(23,447)	(23,447)
Net postretirement benefit loss arising during the year, net of taxes of $2,142						(3,978)	(3,978)
Reclassification of postretirement benefit costs recognized in net income, net of taxes of $1,274						2,366	2,366

Total comprehensive income							331

Issuance of common stock		43,125,000	86,250	241,090			327,340
Redemption of preferred stock	(300,000)						(300,000)
Accretion of discount on preferred stock	7,641				(7,641)		0
Common stock issued under employee benefit plans		367,023	734	2,647			3,381
Cash dividends paid on preferred stock					(9,847)		(9,847)
Cash dividends declared on common stock ($0.04 per share)					(4,757)		(4,757)

Balance, December 31, 2010	$0	129,965,635	$259,931	$1,301,042	$481,964	$(58,135)	$1,984,802

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiary (“VFAM”), The Addis Group, LLC (“Addis”), Stratton Management Company and subsidiary (“Stratton”), and two variable interest entities where Susquehanna is the primary beneficiary (first consolidated in 2010) as of and for the years ended December 31, 2010, 2009, and 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and the fair value of investment securities and goodwill.

Significant Concentrations of Credit Risk. Substantially all of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry or related industries that exceeds 10% of total loans.

Cash and Cash Equivalents. Cash and cash equivalents include cash, balances due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, commercial paper, and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities pledged to secure the repurchase agreements remain in the available-for-sale securities portfolio.

Securities. Susquehanna classifies debt and equity securities as either held to maturity or available for sale, depending on management’s intention on the date of purchase. Susquehanna did not have any securities classified as trading at December 31, 2010 or 2009. Debt securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other securities are classified as available for sale and reported at fair value.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. The credit component of an other-than-temporary impairment is recorded in noninterest income, and the non-credit component is recorded in accumulated other comprehensive income in the period in which the impairment is recognized. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

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

Nonaccrual loans are those loans for which the accrual of interest has ceased and all previously accrued-but-not-collected interest is reversed. Loans other than consumer loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal and interest. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation. Consumer loans are recorded in accordance with the Uniform Retail Classification regulation adopted by the FDIC. Generally, the regulation requires that consumer loans be charged off to the allowance for loan losses when they become 120-days or more past due.

Troubled debt restructurings are loans for which Susquehanna, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

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

The allowance for loan and lease losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans and leases in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is subjective, as it requires estimates that are susceptible to revision as more information becomes available.

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna enters into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded or otherwise required to be recognized.

Derivative Financial Instruments. All derivatives are recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Susquehanna has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Susquehanna may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or it elects not to apply hedge accounting.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income and are reclassified into the line item in the income statement in which the hedged item is recorded and in the same period in which the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings.

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the of the related real estate collateral at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or ten to twenty years. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in earnings.

Long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets. Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on an annual basis. In addition, Susquehanna tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. At December 31, 2010, 2009, and 2008, there was no impairment.

Core deposit and other intangible assets acquired in acquisitions are identified and amortized over their estimated useful lives.

Preferred Stock. On December 12, 2008, Susquehanna sold $300,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the U.S. Treasury. Susquehanna also issued to the U.S. Treasury a warrant to purchase approximately 3,028 shares of its common stock. On April 21, 2010, Susquehanna redeemed $200,000 of the preferred stock, and on December 21, 2010, Susquehanna redeemed the remaining $100,000 of preferred stock.

Segment Reporting. Public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided, Susquehanna has determined that its only reportable segment is Community Banking, and all services offered by Susquehanna relate to Community Banking.

Accumulated Other Comprehensive Income. Susquehanna records unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and unrecognized actuarial gains and losses, transition obligation and prior service costs on pensions and other postretirement benefit plans in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available-for-sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

component of unrealized losses on available-for-sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made. Unrealized gains or losses on cash flow hedges are reclassified into earnings when the hedged transaction affects earnings.

Securitizations and Variable Interest Entities (VIEs). In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are, by definition, variable interest entities. Susquehanna performed an analysis to determine whether it has a controlling financial interest in these entities, and thus, as the primary beneficiary, would be required to consolidate the entities. An enterprise is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Susquehanna retained servicing responsibilities and interests in the VIEs. Susquehanna receives servicing fees and rights to cash flows remaining after the investors have received the return for which they contracted. Susquehanna, as servicer, has the ability to manage the entities’ assets that become delinquent to improve the economic performance of the entities. Therefore, Susquehanna meets the “power criterion.” In addition, through its ownership of the entities’ equity certificates, Susquehanna has the right to receive potentially significant benefits. Therefore, Susquehanna meets the “losses/benefits criterion.” Since Susquehanna meets both criteria, it is the primary beneficiary of the VIEs and is required to consolidate them.

The parent company acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. At December 31, 2010, these servicing assets totaled $1,067 and were reported in other assets. Susquehanna’s servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Furthermore, Susquehanna assesses servicing assets for impairment or increased obligation based on fair value at each reporting date. Susquehanna considers its servicing assets to be immaterial items.

Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock, and warrants and are determined using the treasury stock method.

Recently Adopted Accounting Guidance

In January 2011, FASB issued ASU No. 2011-01, Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays new disclosure requirements for troubled debt restructuring activity. Without the delay, those disclosure requirements would have been effective for periods ending on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include: aging of past due receivables, credit quality indicators, and modifications of financing receivables. Under the update, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition. Refer to “Note 5, Loans and Leases” for the required disclosures.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

In February 2010, FASB issued ASU 2010-10, Consolidation (Topic 810) — Amendments for Certain Investment Funds. These amendments defer the consolidation requirements for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. This ASU was effective January 1, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09, among other things, removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Adoption of this guidance has not had a material impact on results of operations or financial condition.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. This ASU was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU has not had and will not have a material impact on results of operations or financial condition.

In June 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both ASUs were effective January 1, 2010. As a result of adopting this guidance, Susquehanna, as primary beneficiary, consolidated two securitization trusts. For additional information, refer to “Note 22. Securitization and Variable Interest Entities.”

Recently Issued Accounting Guidance

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

2. Acquisitions

Stratton Holding Company

On April 30, 2008, Susquehanna completed the acquisition of Stratton Holding Company, an investment management company based in Plymouth Meeting, Pennsylvania with approximately $3,000,000 in assets under management. Stratton became a wholly owned subsidiary of Susquehanna Bancshares and part of the family of Susquehanna wealth management companies. The addition of Stratton brought increased diversification in Susquehanna’s investment expertise, including experience in mutual fund management. The acquisition was accounted for under the purchase method, and all transactions since the acquisition date are included in Susquehanna’s consolidated financial statements. The acquisition of Stratton was considered immaterial.

3. Unrestricted Short-term Investments

	2010		2009
	Book Value	Rates	Book Value	Rates
Interest-bearing deposits in other banks	$23,315	0.36%	$59,167	0.27%
Money market funds	20,539	0.02	25,800	0.23
Mutual funds	8,398	0.04	0	0.00
Commercial paper purchased	0	0.00	2,999	0.30

Total	$52,252		$87,966

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

4. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Available-for-Sale:
U.S. Government agencies	$268,828	$2,230	$2,883	$268,175
Obligations of states and political subdivisions	397,777	4,869	5,986	396,660
Agency residential mortgage-backed securities	1,321,771	19,671	17,873	1,323,569
Non-agency residential mortgage-backed securities	129,206	32	12,427	116,811
Commercial mortgage-backed securities	99,501	5,341	0	104,842
Other structured financial products	24,680	0	12,177	12,503
Other debt securities	41,842	88	930	41,000
Equity securities of the Federal Home Loan Bank	71,065	0	0	71,065
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,689	251	847	24,093

	2,429,584	32,482	53,123	2,408,943

Held-to-Maturity:
Other	4,560	0	0	4,560
State and municipal	4,108	0	0	4,108

	8,668	0	0	8,668

Total investment securities	$2,438,252	$32,482	$53,123	$2,417,611

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Available-for-Sale:
U.S. Government agencies	$366,065	$5,142	$188	$371,019
Obligations of states and political subdivisions	343,254	12,043	1,878	353,419
Agency residential mortgage-backed securities	661,755	19,813	1,386	680,182
Non-agency residential mortgage-backed securities	168,476	18	33,029	135,465
Commercial mortgage-backed securities	162,835	2,625	435	165,025
Synthetic collateralized debt obligations	1,301	30	0	1,331
Other structured financial products	26,294	0	10,975	15,319
Equity securities of the Federal Home Loan Bank	74,342	0	0	74,342
Equity securities of the Federal Reserve Bank	45,725	0	0	45,725
Other equity securities	26,597	302	2,380	24,519

	1,876,644	39,973	50,271	1,866,346

Held-to-Maturity:
Other	4,550	0	0	4,550
State and municipal	4,371	0	0	4,371

	8,921	0	0	8,921

Total investment securities	$1,885,565	$39,973	$50,271	$1,875,267

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

At December 31, 2010 and December 31, 2009, investment securities with carrying values of $1,561,964 and $1,344,858, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at December 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$27,740	$28,179
After one year but within five years	224,315	226,125
After five years but within ten years	318,228	320,416
After ten years	1,713,322	1,688,840

	2,283,605	2,263,560

Securities held to maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,668	8,668

	8,668	8,668

Total debt securities	$2,292,273	$2,272,228

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Year Ended December 31,
	2010		2009		2008
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
Gross gains	$13,998	$0	$12,055	$0	$240	$0
Gross losses	(590)	0	(253)	0	(4)	0
Other-than-temporary impairment	(3,891)	0	(1,149)	0	(17,550)	0

Net gains (losses)	$9,517	$0	$10,653	$0	$(17,314)	$0

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2010 and December 31, 2009.

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$114,618	$2,883	$0	$0	$114,618	$2,883
Obligations of states and political subdivisions	147,732	5,483	6,215	503	153,947	5,986
Agency residential mortgage-backed securities	642,864	17,873	0	0	642,864	17,873
Non-agency residential mortgage-backed securities	5,664	124	109,272	12,303	114,936	12,427
Other structured financial products	0	0	12,503	12,177	12,503	12,177
Other debt securities	15,120	630	1,480	300	16,600	930
Other equity securities	666	210	2,103	637	2,769	847

	$926,664	$27,203	$131,573	$25,920	$1,058,237	$53,123

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$14,813	$188	$0	$0	$14,813	$188
Obligations of states and political subdivisions	45,348	554	31,637	1,324	76,985	1,878
Agency residential mortgage-backed securities	157,762	1,386	0	0	157,762	1,386
Non-agency residential mortgage-backed securities	89	7	130,579	33,022	130,668	33,029
Commercial mortgage-backed securities	0	0	43,498	435	43,498	435
Other structured financial products	0	0	15,319	10,975	15,319	10,975
Other equity securities	24	29	2,727	2,351	2,751	2,380

	$218,036	$2,164	$223,760	$48,107	$441,796	$50,271

Non-agency residential mortgage-backed securities (17 of the 18 securities are in a loss position, and 12 of these securities are rated below investment grade). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

During the second quarter of 2010, however, Susquehanna’s analysis determined that one of these securities was other-than-temporarily impaired, and Susquehanna recorded an other-than-temporary impairment loss as presented in the following table.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Credit Losses on Non-agency Residential Mortgage-backed Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	2010	2009
Balance - beginning of period	$0	$0
Additions - amount related to the credit loss for which an other- than-temporary impairment was not previously recognized	1,737	0

Balance - end of period	$1,737	$0

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($603 at December 31, 2010). Significant assumptions used in the valuation of this other-than-temporarily impaired security were as follows:

As of December 31, 2010	Weighted-average (%)
Annual constant prepayment speed	0.8
Loss severity(1)	18.7
Life default rate, net of recoveries(2)	12.6

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions with an aggregate unrealized loss of $12,177 and are rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. To make this comparison, Susquehanna works with a third-party financial advisory firm to determine (a) the estimation of cash flows, (b) the application of the cash flows to the percent owned, and (c) the assessment of other-than-temporary impairment.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

To determine expected cash flows, the valuation analysis considers credit default rates, prepayments and deferrals, waterfall structure, and covenants relating to the trust preferred securities. The third-party firm uses publicly available data to assess the creditworthiness of each underlying issue in the collateralized debt obligation and through its proprietary valuation methodology, projects the cash flows of the class. Assessments are made relative to the capital adequacy, earnings, asset quality, liquidity, and interest-rate sensitivity of the underlying issuer to determine default-risk. If the issuer is in default, a recovery rate of 10% is estimated with a lag for that recovery being twenty-four months. No recoveries are forecasted for those issuers that have a current Texas ratio greater than 250%. For current performing issuers or those issuers deferring interest payments, determination is made based on the previously mentioned financial assessment as to if and when the issuer is forecasted to default. Future interest deferrals are only projected in the estimate of the projected cash flows for issuers who are currently deferring, and it is assumed that they will defer for the full twenty quarters if not projected to default.

When considering Susquehanna’s pooled trust preferred securities, management considers prepayment less relevant than call options (the option of the issuer to call the issue on certain dates). The projected exercising of the call options will change as economic and market conditions change, and management will adjust the valuation model accordingly. As of December 31, 2010, the exercising of call options was assumed to be remote.

In addition to the proprietary valuation methodology used in the estimation of the projected cash flows, the trust indenture documentation and the trustee reports for each specific trust preferred security issuance provide information regarding deferral rights, call options, various triggers (including over-collateralization triggers), and waterfall structure, all of which management believes to be essential in determining projected base cash flows.

The discount rate that is applied to the projected cash flows for the specific class is calculated using a spread to the current swap curve. The swap curve gives a market perspective of the term structure of interest rates and on credit spreads. The determination of the discount rate used in Susquehanna’s valuation is based upon the referenced swap curve plus an additional credit spread based upon the credit rating of the class. Lower rated classes would have a wider implied credit spread. These multiple discount rates are then applied to the projected cash flows in determining the estimated value.

Susquehanna’s management has assisted with the development of, and reviews and comments on the results of, this proprietary valuation methodology, and believes that the valuation analysis and methodology reasonably support the value and projected performance of the specific trust preferred securities. Susquehanna’s management also believes this valuation methodology presents a logical and analytical approach for the determination of other-than-temporary impairment charges in accordance with Accounting Standards Codification Topic 320-10-35.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes, as well as additional information about the pooled trust preferred securities, is included in the following table.

As of December 31, 2010	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Book value	$3,000	$6,993	$7,937	$6,750
Fair value	1,519	3,723	3,957	3,304
Unrealized loss	(1,481)	(3,270)	(3,980)	(3,446)
Present value of expected cash flows for class noted above and all subordinated classes(1)	158,138	117,972	146,146	95,600
Class face value	35,000	57,360	86,715	45,500
Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	456,933	352,200	528,135	335,700
Actual defaults	106,651	24,580	90,500	59,000
Actual deferrals	60,400	124,690	81,900	92,980
Projected future defaults	105,349	158,420	182,500	131,000
Actual defaults as a % of original collateral	17.1%	4.9%	12.9%	12.1%
Actual deferrals as a % of original collateral(2)	9.7	24.9	11.7	19.1

Actual defaults and deferrals as a % of original collateral	26.8%	29.8%	24.6%	31.2%

Projected future defaults as a % of original collateral(3)	16.9%	31.6%	26.1%	26.9%
Actual institutions deferring and defaulted as a % of total institutions	22.8	33.3	29.7	38.9
Projected future defaults as a % of performing collateral plus deferrals	20.4	33.2	29.9	30.6

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes is listed above. As of December 31, 2010, the present value of the current estimated cash flows is equal to or greater than the face amount of the specific class for all trust preferred securities and consequently, there is no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for the full twenty quarters if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

Other equity securities. During 2010 Susquehanna recognized an aggregate other-than-temporary impairment of $853 relating to certain financial institution equity securities. The determination that an other-than-temporary impairment had occurred was the result of management’s assessment of the near-term prospects of each specific issuer, dilution to shareholders as a result of issuances of common stock, and the severity and duration of the decline in fair value of those equity securities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

5. Loans and Leases

At December 31,	2010		2009
Commercial, financial, and agricultural	$1,816,519		$2,050,110
Real estate - construction	877,223		1,114,709
Real estate secured - residential	2,666,692		2,369,380
Real estate secured - commercial	2,998,176		3,060,331
Consumer	603,084		482,266
Leases	671,503		750,483

Total loans and leases	$9,633,197		$9,827,279

Nonaccrual loans and leases	$196,895		$219,554
Loans and leases contractually past due 90 days and still accruing	20,588		14,820
Troubled debt restructurings	114,566		58,244
Home equity line of credit loans held for sale (included in “Real estate secured -residential,” above)	0	(1)	403,574
Unearned income	162,269		182,340
Deferred origination costs	11,603		8,780
All overdrawn deposit accounts, reclassified as loans and evaluated under management’s current model for collectibility	3,623		3,671

(1)	During the first quarter of 2010, Susquehanna concluded that, due to recent changes in U.S. GAAP and market conditions, it was highly unlikely that the home equity line of credit loans held for sale would be securitized and sold. Therefore, on March 31, 2010, Susquehanna transferred $434,897 of home equity line of credit loans held for sale to held for investment.

Net Investment in Direct Financing Leases

At December 31,	2010	2009
Minimum lease payments receivable	$461,569	$492,664
Estimated residual value of leases	276,911	335,003
Unearned income under lease contracts	(66,977)	(77,184)

Total leases	$671,503	$750,483

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Credit Quality Indicators, at December 31, 2010

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction(1)	Real Estate - Secured - Commercial(2)
Grade:
Pass (3)	$1,677,506	$612,330	$3,134,762
Special mention (4)	59,988	64,283	201,833
Substandard (5)	79,025	125,672	280,287

Total	$1,816,519	$802,285	$3,616,882

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases
Performing	$2,085,067	$600,627	$667,936
Nonperforming(6)	37,857	2,457	3,567

Total	$2,122,924	$603,084	$671,503

(1)	Includes only construction loans granted to commercial customers. Construction loans to individuals are included in Real Estate—Secured—Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans of acceptable risk. Possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

Age Analysis of Past Due Financing Receivables, as of December 31, 2010

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$12,808	$5,190	$947	$18,945	$1,777,563	$1,796,507
Real estate - construction	2,466	2,845	751	6,062	813,382	819,444
Real estate secured - residential	18,466	6,923	12,724	38,113	2,577,605	2,615,719
Real estate secured - commercial	12,324	8,384	2,961	23,669	2,909,195	2,932,863
Consumer	6,385	828	2,455	9,668	593,415	603,083
Leases	5,274	3,126	750	9,150	659,536	668,686

Total	$57,723	$27,296	$20,588	$105,607	$9,330,696	$9,436,302

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$1,392	$365	$14,227	$15,983	$4,029	$20,012
Real estate - construction	2,418	2,513	45,417	50,348	7,431	57,779
Real estate secured - residential	2,196	615	36,479	39,290	11,683	50,973
Real estate secured - commercial	8,812	4,666	38,947	52,425	12,888	65,313
Consumer	0	0	0	0	1	1
Leases	0	178	1,461	1,639	1,178	2,817

Total	$14,818	$8,337	$136,531	$159,685	$37,210	$196,895

Impaired Loans, for the Year Ended December 31, 2010

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,071			$24,816	$907
Real estate - construction	31,827			43,857	652
Real estate secured - residential	10,624			10,703	594
Real estate secured - commercial	59,953			50,434	1,591
Consumer	264			100	3

Total impaired loans without a related reserve	112,739	(1)		129,910	3,747

Impaired loans with a related reserve:
Commercial, financial, and agricultural	15,497		$6,343	20,078	406
Real estate - construction	31,483		6,986	39,053	307
Real estate secured - residential	16,331		3,273	13,245	470
Real estate secured - commercial	70,606		13,627	60,766	1,747
Consumer	198		68	222	13

Total impaired loans with a related reserve	134,115	(2)	30,297	133,364	2,943

Total impaired loans:
Commercial, financial, and agricultural	25,568		6,343	44,894	1,313
Real estate - construction	63,310		6,986	82,910	959
Real estate secured - residential	26,955		3,273	23,948	1,064
Real estate secured - commercial	130,559		13,627	111,200	3,338
Consumer	462		68	322	16

Total impaired loans	$246,854		$30,297	$263,274	$6,690

(1)	$67,496 of the $112,739 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $65,617.
(2)	Charge-offs related to these loans totaled $39,962.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Financing Receivables on Nonaccrual Status, as of December 31, 2010 and 2009

	2010	2009
Commercial, financial, and agricultural	$20,012	$20,282
Real estate - construction	57,779	97,717
Real estate secured - residential	50,973	37,254
Real estate secured - commercial	65,313	59,181
Consumer	1	27
Leases	2,817	5,093

Total nonaccrual financing receivables	$196,895	$219,554

6. Allowance for Loan and Lease Losses

	2010	2009	2008
Balance - January 1,	$172,368	$113,749	$88,569
Provision charged to operating expense	163,000	188,000	63,831
Charge-offs	(162,135)	(143,341)	(45,230)
Recoveries	18,601	13,960	6,579

Net charge-offs	(143,534)	(129,381)	(38,651)

Balance - December 31,	$191,834	$172,368	$113,749

7. Premises and Equipment

At December 31,	2010	2009
Land	$29,647	$29,586
Buildings	121,682	120,187
Furniture and equipment	91,918	99,948
Leasehold improvements	37,074	32,092
Land improvements	3,478	3,415

	283,799	285,228
Less: accumulated depreciation and amortization	118,242	119,699

	$165,557	$165,529

	2010	2009	2008
Depreciation and amortization expense	$13,732	$14,923	$15,874

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options generally are available for periods up to ten years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2010, were as follows:

Operating Leases
2011	$15,241
2012	14,260
2013	13,543
2014	12,306
2015	11,093
Subsequent years	69,393

$135,836

	2010	2009	2008
Rent expense	$13,734	$13,621	$12,139

8. Goodwill and Other Intangibles

Amortizing Intangible Assets

	December 31, 2010		December 31, 2009
	Gross Carying Amount	Accumulated Amortization	Gross Carying Amount	Accumulated Amortization
Core deposit intangibles	$59,199	$(33,762)	$59,199	$(26,430)
Customer lists	15,900	(7,309)	15,900	(5,205)
Favorable lease adjustments	393	(346)	393	(344)

Total amortizing intangible assets	$75,492	$(41,417)	$75,492	$(31,979)

Aggregate Amortization Expense for the Year Ended December 31:
2010	$9,438
Estimated Amortization Expense for the Year Ended December 31:
2011	$8,523
2012	7,272
2013	6,365
2014	5,365
2015	4,433

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

However, taking into consideration current market conditions, Susquehanna decided that it would be prudent to perform an interim goodwill impairment test for its bank reporting unit and wealth management reporting unit at December 31, 2010. There was no interim goodwill impairment test performed for the property and casualty insurance reporting unit as its fair value substantially exceeded its carrying value at May 31, 2010, and the amount of goodwill assigned to this unit is relatively insignificant.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at both December 31, 2010 and May 31, 2010 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna considered two key ratios to measure goodwill of the bank reporting unit for impairment: price to book and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at December 31, 2010 and May 31, 2010.

	Interim	Annual
Ratio	December 31, 2010	May 31, 2010
Price to book	1.32X	1.41X
Price to tangible book	1.62X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 10.4% at December 31, 2010 and by 14.2% at May 31, 2010.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at both December 31, 2010 and May 31, 2010 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the “market multiples” approach and the “income” approach. The income approach measures the value of the reporting unit based on a discount rate to determine the present value of the reporting unit’s future economic benefit over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses. In keeping with the investment community’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at December 31, 2010 and May 31, 2010.

	Interim	Annual
Factors	December 31, 2010	May 31, 2010
Discount rate	17.5%	17.5%
Weighted-average increase in revenues	6.0%	6.0%
Weighted-average increase in expenses	5.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 55.7% at December 31, 2010 and by 53.6% at May 31, 2010.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at May 31, 2010 was $17,177. Fair value of the property and casualty insurance reporting unit was determined utilizing the market multiples

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

approach, which measures the value of the reporting unit using recent sales of property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure goodwill of the property and casualty insurance reporting unit for impairment: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2010. There was no interim impairment test performed at December 31, 2010.

Annual
Ratio	May 31, 2010
Average price to book	1.06X
Median price to earnings	8.5X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 33.9% at May 31, 2010.

9. Deposits

At December 31,	2010	2009
Noninterest-bearing:
Demand	$1,372,235	$1,261,208
Interest-bearing:
Interest-bearing demand	3,646,714	3,262,812
Savings	767,852	743,687
Time	2,168,503	2,540,805
Time of $100 or more	1,235,903	1,165,851

Total deposits	$9,191,207	$8,974,363

10. Borrowings

Short-term Borrowings

Short-term borrowings and weighted-average interest rates at December 31 were as follows:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements(1)	$306,423	0.46%	$333,803	0.68%	$375,317	0.88%
Federal funds purchased	458,000	0.25	200,000	0.19	480,000	0.30
Treasury tax and loan notes	6,200	0.00	6,900	0.00	4,902	0.00
Federal Reserve term auction facility(2)	0		500,000	0.25	50,000	0.28

Total short-term borrowings	$770,623		$1,040,703		$910,219

(1)	Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.
(2)	The final auction was held on March 8, 2010.

At December 31, 2010, Susquehanna Bank had aggregate availability under federal funds lines totaling $910,000 and collateralized availability at the Federal Reserve’s Discount Window of $958,325.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Federal Home Loan Bank Borrowings

At December 31,	2010	2009
Due 2010, 0.25% to 6.06%	$0	$220,245
Due 2011, 0.38% to 4.98%	415,190	115,285
Due 2012, 3.25% to 4.60%	221,061	221,055
Due 2013 through 2014, 3.50% to 6.51%	231,124	232,178
Due 2015, 3.75% to 5.22%	148,128	148,613
Due 2016 through 2026, 4.14% to 5.65%	86,117	86,441

	$1,101,620	$1,023,817

Susquehanna Bank is a member of the Federal Home Loan Bank of Pittsburgh and, as such, can take advantage of FHLB programs for overnight and term advances at published daily rates. Under the terms of a blanket collateral agreement, advances from the FHLB are collateralized by qualifying first mortgages. In addition, all of the bank’s stock in the FHLB is pledged as collateral for such debt. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the bank.

Under this program, Susquehanna’s banking subsidiary had line-of-credit availability of $2,739,071 and $2,483,962 at December 31, 2010 and 2009, respectively. Excluding purchase-accounting adjustments, $1,104,159 and $1,025,486 was outstanding at December 31, 2010 and 2009, respectively. At December 31, 2010, Susquehanna Bank could have borrowed an additional $999,005 based on qualifying collateral, and $635,907 more could have been borrowed provided that additional collateral would have been pledged. Such additional borrowings would have required the bank to increase its investment in FHLB stock by $46,038.

Long-term Debt and Junior Subordinated Debentures(1)

	2010			2009
	Amount	Rate		Amount	Rate
Subordinated notes due 2012	$75,000	6.05%		$75,000	6.05%
Subordinated notes due 2014	75,000	2.11		75,000	2.10
Subordinated note due 2018	25,000	4.91	(6)	25,000	4.75	(6)
Other	1,037	n/m	(8)	1,050	n/m	(8)
Junior subordinated notes due 2027	16,601	9.80	(2)	16,680	10.18	(2)
Junior subordinated notes due 2032	5,805	3.92		5,823	6.13	(2)
Junior subordinated notes due 2036(3)	51,547	6.39		51,547	6.39
Junior subordinated notes due 2057(4)	125,000	9.38		125,000	9.38
Junior subordinated notes due 2033(5)	15,464	3.64		15,464	4.24
Junior subordinated notes due 2033(5)	15,464	3.13		15,464	3.77
Junior subordinated notes due 2036(5)	10,264	8.10		10,084	7.90	(2)
Junior subordinated notes due 2036(5)	9,418	7.92		9,265	7.17	(2)
Junior subordinated notes due 2037(5)	20,215	8.04		19,904	7.74	(2)
Junior subordinated notes due 2033(5)	3,093	3.54		3,093	4.17
Junior subordinated notes due 2040(7)	50,010	11.00		0	0.00

	$498,918			$448,374

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

(2)	Reflects the effect of purchase accounting adjustments.
(3)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 6.392% per annum through the interest payment date in June 2011 and, after the interest payment date in June 2011, at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes. The net proceeds from the sale of the notes were used to finance the acquisition of Minotola National Bank.
(4)	On December 12, 2007, Susquehanna issued $125,000 of retail hybrid trust preferred notes through a newly form Delaware statutory trust, Susquehanna Capital I. The only assets of the issuer are Capital Efficient Notes (“CENts”) issued by Susquehanna. The notes mature in December 2057, are redeemable at Susquehanna’s option beginning after five years, and bear interest initially at a rate of 9.375% per annum through the interest payment date in December 2037 and, after the interest payment date in December 2037, at a rate per annum equal to the three-month LIBOR plus 5.455%. The proceeds from the sale of the CENts were used to replenish cash reserves used to pay for the cash portion of the Community Banks acquisition and for general corporate purposes.
(5)	As a result of the Community acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to six statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(6)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at the ninety-day LIBOR plus 4.5% and matures on December 31, 2018.
(7)	On March 16, 2010, Susquehanna Capital II, a Delaware statutory trust, sold to the public $50,000 aggregate principal amount of 11% Cumulative Trust Preferred Securities, Series II and used the proceeds from those sales to fund its purchase of $50,010 of 11% Junior Subordinated Deferrable Interest Debentures, Series II issued by Susquehanna. The subordinated debentures are unsecured and rank equally in right of payment with Susquehanna’s existing series of junior subordinated debt securities. Interest on the subordinated debentures is payable semi-annually in arrears on each March 23 and September 23, beginning September 23, 2010, unless Susquehanna defers payment. Susquehanna may elect to redeem any or all of the subordinated debentures at any time on or after March 23, 2015. The maturity date of the subordinated debentures is March 23, 2040.
(8)	Not meaningful.

11. Shareholders’ Equity

Preferred Stock

On December 12, 2008, Susquehanna sold $300,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share (“Preferred Stock”) to the U.S. Treasury. Susquehanna also issued to the U.S. Treasury a warrant to purchase approximately 3,028 shares of its common stock. On April 21, 2010, Susquehanna redeemed $200,000 of the preferred stock, and on December 21, 2010, Susquehanna redeemed the remaining $100,000 of preferred stock. As a result of the redemption, Susquehanna accelerated the accretion of the associated discount, which reduced net income applicable to common shareholders by $5,888 in 2010.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Common Stock

On March 15, 2010, Susquehanna completed an offering of 43,125 shares of its common stock, par value $2.00 per share, at a public offering price of $8.00 per share. Proceeds from the offering, net of underwriting discounts and commissions of $17,250 and expenses of $409, totaled $327,340.

12. Income Taxes

The components of the provision for income taxes were as follows:

	2010	2009	2008
Current:
Federal	$33,468	$24,816	$23,636
State	1,880	(524)	3,460

Total current	35,348	24,292	27,096

Deferred:
Federal	(33,304)	(34,901)	1,632
State	(887)	(23)	(1,755)

Total deferred	(34,191)	(34,924)	(123)

Total income tax expense (benefit)	$1,157	$(10,632)	$26,973

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2010(1)		2009(1)		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$11,552	35.00%	$715	35.00%	$38,352	35.00%
Tax-advantaged income	(9,994)	(30.28)	(10,133)	(496.14)	(10,336)	(9.43)
Other, net	(401)	(1.21)	(1,214)	(59.42)	(1,043)	(0.96)

Total	$1,157	3.51%	$(10,632)	(520.56%)	$26,973	24.61%

(1)	The differences from the statutory rates expressed as percentages vary significantly from year to year due to the fluctuation of pre-tax book income in 2010, 2009, and 2008, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The components of the net deferred tax asset (liability) as of December 31 were as follows:

	2010	2009
Deferred tax assets:
Reserve for loan losses	$81,700	$68,475
Deferred directors fees	102	131
Deferred compensation	6,484	6,514
Nonaccrual loan interest	5,540	4,675
State net operating losses	17,489	18,165
State alternative minimum tax credit carryover	300	300
Post-retirement benefits	4,965	4,409
Unrealized (gains) and losses	18,591	(2,461)
Underfunded status of defined benefit pension or other postretirement benefit plans	13,935	13,067
Other assets	3,175	2,296

Total deferred tax assets	152,281	115,571

Deferred tax liabilities:
Prepaid pension expense	(13,380)	(14,570)
Amortization of market value purchase adjustments	(14,420)	(13,080)
Deferred loan costs	(4,886)	(3,874)
Premises and equipment	(7,076)	(8,428)
Lease transaction adjustments, net	(136,834)	(157,406)
Deferred (gains) and losses on sale of loans	1,279	(736)
Other liabilities	(5,158)	(4,278)

Total deferred tax liabilities	(180,475)	(202,372)

Net deferred liability before valuation allowance	(28,194)	(86,801)
Valuation allowance	(262)	(1,180)

Net deferred tax liabilities	$(28,456)	$(87,981)

The deferred tax asset and deferred tax liability balances as of December 31 were included in the following Consolidated Balance Sheet line items:

	2010	2009
Other assets	$5,273	$0
Deferred taxes	(33,729)	(87,981)

	$(28,456)	$(87,981)

As of December 31, 2010, Susquehanna had state net operating losses remaining of $296,202, which begin to expire in 2012. The valuation allowance relates to state net operating loss carryforwards and state tax credits for which realizability is uncertain. In assessing the realizability of the state net operating losses, management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$1,936
Increase based on tax positions related to the current year	379
Increase for tax positions of prior years	658
Decrease for tax positions of prior years	(565)
Decrease related to settlements with taxing authorities	0
Decrease related to expiration of statute of limitations	(168)

Balance at December 31, 2008	2,240
Increase based on tax positions related to the current year	295
Increase for tax positions of prior years	0
Decrease for tax positions of prior years	(34)
Decrease related to settlements with taxing authorities	0
Decrease related to expiration of statute of limitations	(381)

Balance at December 31, 2009	2,120
Increase based on tax positions related to the current year	462
Increase for tax positions of prior years	1,584
Decrease for tax positions of prior years	0
Decrease related to settlements with taxing authorities	0
Decrease related to expiration of statute of limitations	(568)

Balance at December 31, 2010	$3,598

Susquehanna has $3,598 of unrecognized tax benefits of which $2,953, if recognized, would affect the effective tax rate. Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2010, 2009, and 2008, Susquehanna recognized $(11), $129, and $86, respectively, in interest and penalties and had accrued $376, $387, and $257, respectively, for the payment of interest and penalties.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities before 2006. As of December 31, 2010, there are no federal or state examinations of Susquehanna’s tax returns in progress.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

13. Accumulated Other Comprehensive Loss

	Unrealized Gains (Losses) on Securities	Unrealized Gains on Recorded Interests in Securitized Assets	Unrealized Gains (Losses) on Cash Flow Hedges	Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(63,824)	$4,406	$(613)	$(25,279)	$(85,310)
Period change	57,162	2,515	4,925	1,011	65,613

Balance at December 31, 2009	(6,662)	6,921	4,312	(24,268)	(19,697)
Period change	(6,457)	(6,921)	(23,447)	(1,613)	(38,438)

Balance at December 31, 2010	$(13,119)	$0	$(19,135)	$(25,881)	$(58,135)

14. Financial Instruments with Off-balance-sheet Credit Risk

Susquehanna is part to financial instruments with off-balance-sheet risk in the normal course of business to meet the needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated financial statements. The contract or notional amount of those instruments reflects the extent of involvement Susquehanna has in particular classes of financial instruments. Susquehanna’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. Susquehanna uses the same credit policies for these instruments as it does for on-balance-sheet instruments.

Standby letters of credit are conditional commitments issued by Susquehanna to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Susquehanna evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Susquehanna upon extension of credit, is based upon management’s credit evaluation of the borrower.

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2010 and 2009 were as follows:

	2010	2009
Standby letters of credit	$305,477	$296,790
Real estate commitments - commercial	256,339	324,363
Real estate commitments - residential	152,753	171,045
Unused portion of home equity lines held by VIEs	101,251	0
Unused portion of home equity lines	737,778	644,343
Other commitments	33,226	40,142
All other commercial, financial, and agricultural commitments	734,879	813,668

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

15. Contingent Liabilities

There are no material proceedings to which Susquehanna or any of its subsidiaries are a party or by which, to Susquehanna’s knowledge, it, or any of its subsidiaries, are threatened. All legal proceedings presently pending or threatened against Susquehanna or its subsidiaries involve routine litigation incidental to the business of Susquehanna or the subsidiary involved are not material in respect to the amount in controversy.

16. Capital Adequacy

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

The following table presents these capital ratios for Susquehanna on a consolidated basis. Susquehanna has leverage and risk-weighted ratios well in excess of regulatory minimums and is considered “well capitalized” under regulatory guidelines.

	At December 31, 2010	At December 31, 2009	Well- capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio(1)	7.56%	5.29%	N/A	N/A
Tier 1 Common Ratio	9.58%	6.03%	N/A	7.0%
Leverage Ratio	10.27%	9.73%	5.0%	4.0%
Tier 1 Capital Ratio	12.65%	11.17%	6.0%	8.5%
Total Risk-based Capital Ratio	14.72%	13.48%	10.0%	10.5%

(1)	Includes deferred tax liability associated with intangibles of $42,478 for 2010 and $40,712 for 2009.

17. Share-based Compensation

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may have granted options to its employees and directors for up to 2,463 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of Susquehanna’s stock on the date of grant, and an option’s maximum term was ten years. Options were granted upon approval of the Board of Directors and typically vested one-third at the end of years three, four, and five. The exercise prices associated with the options ranged from $13.00 per share to $25.47 per share. This Compensation Plan expired in 2006.

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan, as amended, (“the 2005 Plan”) and approved an amendment and restatement of the plan in May 2009. Subject to adjustments in

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

certain circumstances, the 2005 Plan authorized up to 3,500 share of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock options, restricted stock grants, restricted stock unit grants, and dividend equivalents on restricted stock units. The exercise price of any incentive granted under the 2005 Plan is the fair market value of Susquehanna’s stock on the date that the incentive is granted. The exercise period for stock options may not exceed ten years, and the options typically vest one-third at the end of years three, four, and five. Restricted stock vests one-third at the end of years one, two, and three; while restricted stock units vest at the end of three years. The fair value of restricted stock and restricted stock units is the fair market value of Susquehanna’s stock on the date that the incentives are granted. The fair value of option award is estimated on the date of grant using the Black-Scholes-Merton model.

For the twelve months ended December 31, 2010, 2009, and 2008, share-based compensation expense totaling $2,223, $921, and $1,873, respectively, was included in salaries and employee benefits expense in the Consolidated Statements of Income. In addition, as of December 31, 2010, there was $2,120 of aggregate unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized through 2015.

Stock Options

The following table presents the assumptions used to estimate the fair value of options granted in 2010, 2009, and 2008, and the resultant fair values. Expected volatilities are based upon the historical volatility of Susquehanna stock, using the monthly high stock price over the past ten years. The expected term is based upon historical exercise behavior of all employees and directors. The risk-free rate is based upon zero coupon treasury rates in effect on the grant date of the options.

	2010	2009	2008
Volatility	32.50%	24.74%	19.70%
Expected dividend yield	4.00%	6.50%	4.50%
Expected term (in years)	7.0	7.0	7.0
Risk-free rate	2.39%	2.46%	3.33%
Fair value	$1.85	$0.8975	$2.78

Option Activity for the Year Ended December 31, 2010

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,484	$21.23
Granted	36	8.28
Forfeited	(113)	20.86
Expired	(86)	13.31
Exercised	0	0.00

Outstanding at December 31, 2010	2,321	$21.34	5.3	$253

Exercisable at December 31, 2010	1,115	$22.90	3.4	$10

	2010	2009	2008
Intrinsic value of options exercised	$0	$0	$491

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

A summary of the status of Susquehanna’s nonvested options at December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1, 2010	1,501	$3.63
Granted	36	1.85
Vested	(272)	4.00
Forfeited	(59)	2.52

Nonvested at December 31, 2010	1,206	2.84

Cash received, net of withholding taxes paid on behalf of grantees electing cashless exercises for the years ended December 31, 2010, 2009, and 2008, was $0, $0, and $1,274, respectively.

Restricted Stock and Restricted Stock Units

A summary of activity related to restricted stock and restricted stock units for the year ended December 31, 2010 is as follows:

	Restricted Stock and Stock Units	Weighted- average Fair Value
Outstanding at January 1, 2010	123	$9.35
Granted	227	9.55
Forfeited	(1)	21.82
Vested	(22)	18.53

Outstanding at December 31, 2010	327	$8.85

18. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory defined benefit pension plan. The plan provides defined benefits based on years of service and final average salary. Effective June 30, 2009, certain benefits under the plan were frozen, as follows:

•

Employees who were hired before January 1, 2009 and who were age fifty or over or who had at least fifteen years of vesting service as of December 31, 2009, continued to participate in the plan after June 30, 2009 with no changes to the features of the plan.

•

Employees who were hired before January 1, 2009 and who were not age fifty and who did not have fifteen years of vesting service were frozen from accruing future pay-based credits to their accounts within the plan after June 30, 2009. These employees continue to receive interest each year at a guaranteed minimum of 5.0%. Employees in this group also receive an automatic non-discretionary contribution to the Susquehanna 401(k) plan equal to 2.0% of eligible compensation.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

•

Employees who were hired on or after January 1, 2009 are not eligible to participate in the plan. However, eligible employees receive an automatic non-discretionary contribution to the Susquehanna 401(k) plan equal to 2.0% of eligible compensation. The automatic contribution to the 401(k) plan begins once these employees individually meet the eligibility requirements of the plan.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan. In addition, Susquehanna offers life insurance and certain medical benefits to its retirees.

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$111,534	$101,306	$5,076	$4,428	$13,115	$11,591
Service cost	4,084	5,339	103	121	690	661
Interest cost	6,406	5,773	280	265	808	715
Plan participants’ contributions	0	0	0	0	390	393
Actuarial (gain) loss	9,203	4,591	145	382	(1)	433
Curtailment	0	(1,470)	0	0	0	0
Benefits paid	(4,103)	(4,005)	(154)	(120)	(573)	(678)

Benefit obligation at end of year	127,124	111,534	5,450	5,076	14,429	13,115

Change in Plan Assets
Fair value of plan assets at beginning of year	$116,783	$90,960	$0	$0	$0	$0
Actual return on plan assets	12,997	9,891	0	0	0	0
Employer contributions	0	20,000	153 (1)	120 (1)	183 (1)	285 (1)
Expenses	(6)	(63)	0	0	0	0
Plan participants’ contributions	0	0	0	0	390	393
Benefits paid	(4,103)	(4,005)	(153)	(120)	(573)	(678)

Fair value of plan assets at end of year	125,671	116,783	0	0	0	0

Funded Status at End of Year	$(1,453)	$5,249	$(5,450)	$(5,076)	$(14,429)	$(13,115)

(1)	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Assets	$0	$5,249	$0	$0	$0	$0
Liabilities	(1,453)	0	(5,450)	(5,076)	(14,429)	(13,115)

Net asset/(liability) recognized	$(1,453)	$5,249	$(5,450)	$(5,076)	$(14,429)	$(13,115)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Net actuarial loss	$24,139	$22,313	$846	$807	$254	$297
Transition obligation	0	0	0	0	152	226
Prior service cost	95	111	195	272	199	241

	$24,234	$22,424	$1,041	$1,079	$605	$764

The accumulated benefit obligation for the defined benefit pension plan was $121,708 and $106,450 at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the SERP was $4,977 and $4,481 at December 31, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Benefit Cost

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$4,084	$5,339	$103	$121	$690	$661
Interest cost	6,406	5,773	280	265	808	715
Expected return on plan assets	(9,764)	(7,582)	0	0	0	0
Amortization of prior service cost	25	25	118	118	65	93
Amortization of transition obligation (asset)	0	0	0	0	113	112
Amortization of net actuarial (gain) or loss	2,704	2,680	85	94	22	0
Curtailment	0	124	0	0	0	0

Net periodic postretirement benefit cost	3,455	6,359	586	598	1,698	1,581

Other Changes in Plan Assets and Benefit Obligations

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Net actuarial loss (gain) for the period	5,976	2,346	145	382	(1)	434
Amortization of net (loss) gain	(2,704)	(2,680)	(85)	(93)	(22)	0
Curtailment gain	0	(1,470)	0	0	0	0
Amortization of prior service cost	(25)	(26)	(118)	(119)	(65)	(92)
Recognition of prior service cost	0	(124)	0	0	0	0
Adjustment relating to prior business acquisitions	(462)	0	0	0	0	0
Amortization of transition obligation	0	0	0	0	(113)	(113)

Total recognized in other comprehensive income	2,785	(1,954)	(58)	170	(201)	229

Total recognized in net periodic benefit cost and other comprehensive income	$6,240	$4,405	$527	$768	$1,497	$1,810

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Post retirement Benefits
Expected amortization of net loss	$2,702	$150	$0
Expected amortization of prior service cost	25	117	65
Expected amortization of transition obligation	0	0	113

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.50%	5.75%	5.50%	5.75%	5.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for next year					10.00%	8.00%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2016	2013

The weighted-average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for current year					10.00%	9.00%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2016	2013

The impact of one-percentage-point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$58	$(50)
Effect on accumulated benefit obligation as of December 31, 2010	493	(430)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Other accounting items that are required to be disclosed are as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Alternative amortization methods used:
Prior service cost	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Unrecognized net actuarial loss	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Average future service (in years)	9.04	9.99	7.14	7.83	N/A	N/A
Average future service to assumed retirement age (in years)	N/A	N/A	N/A	N/A	7.83	7.90
Average future service to full benefit eligibility age (in years)	N/A	N/A	N/A	N/A	12.08	12.30

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan’s target asset allocation. The expected return on equities was computed using a valuation methodology which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan’s assets, the return on the equity investment of the plan historically has exceeded general market returns. Management estimated the rate by which the plan’s assets would perform to the market in the future looking at historical performance and adjusting for changes in the asset allocations.

For the plan-year ending December 31, 2011, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $191, and $690, respectively, and expected employee contributions are $0, $0, and $454, respectively. The 2011 plan assumptions used to determine net periodic cost will be a discount rate of 5.5% and an expected long-term return on plan assets of 8.5%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality Double-A bonds of similar duration. The payment projections used a seventy-five year payout projection.

The investment objective of the pension plan is to maximize total return while limiting the volatility in funded status by emphasizing growth at a reasonable price and owning fixed-income assets that correlate to the calculation of liabilities under the Pension Protection Act of 2006.

The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector-weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan has no holdings of Susquehanna common stock.

The pension plan’s debt securities portfolio consists of bonds rate A or higher at the time of purchase. The current portfolio consists primarily of investment-grade bonds with a duration exceeding eleven years with additional holdings of U.S. Treasuries and agency securities, high-quality corporate, and money market investments. A credit analysis is conducted to ensure that the appropriate liquidity, industry diversification, safety, maximum yield, and minimum risk are achieved. Duration in excess of eleven years is sought for correlation with the determination of plan liabilities. While there is a concentration of assets in long-duration bonds, risk is mitigated by the high quality of the bonds and their correlation to the valuation of plan liabilities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target	Actual
For the year ended	2011	2010	2009
Equity securities	20-40%	34%	28%
Debt securities	60-80%	64%	65%
Temporary cash and other investments	0-10%	2%	7%

Total		100%	100%

Estimated aggregate future benefit payments for pension, SERP, and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2011	$4,034	$191	$690
2012	4,325	190	701
2013	4,850	248	719
2014	5,294	462	754
2015	5,613	482	776
Years 2016-2020	37,265	2,376	4,391

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based upon market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement.

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

Temporary Cash and Other Investments

For these short-term investments, the carrying values are a reasonable estimate of fair value.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Registered Investment Companies

The fair value of these investments is determined by reference to the funds’ underlying assets which are principally fixed-income securities. Shares held in registered investment companies traded on national securities exchanges are valued at net asset value.

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for specific securities, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. Securities in Level 2 include U.S. Government agencies, municipal bonds, foreign bonds, and corporate bonds and notes. The plan has no securities classified in Level 3 of the valuation hierarchy.

Dividends and Interest Receivable

Dividends and interest receivable are classified, by default, in Level 3 of the valuation hierarchy.

The following tables summarized the fair values of the plan’s investments at December 31, 2010 and 2009.

		Fair Value Measurements at Reporting Date
Description	12/31/2010	Level 1	Level 2	Level 3
Registered investment companies	$71,104	$71,104	$0	$0
U.S. Government agencies	2,392	0	2,392	0
Municipal bonds	617	0	617	0
Corporate bonds and notes	6,055	0	6,055	0
Common stocks	42,826	42,826	0	0
Dividends and interest receivable	187	0	0	187
Temporary cash and other investments	2,490	2,490	0	0

Total	$125,671	$116,420	$9,064	$187

		Fair Value Measurements at Reporting Date
Description	12/31/2009	Level 1	Level 2	Level 3
Registered investment companies	$54,113	$54,113	$0	$0
U.S. Government agencies	10,187	0	10,187	0
Municipal bonds	605	0	605	0
Corporate bonds and notes	13,382	0	13,382	0
Common stocks	30,845	30,845	0	0
Dividends and interest receivable	306	0	0	306
Temporary cash and other investments	7,345	7,345	0	0

Total	$116,783	$92,303	$24,174	$306

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. In addition, in conjunction with the changes to Susquehanna’s pension plan, certain employees are to receive non-discretionary contributions to their 401(k) accounts.

Susquehanna’s match of employee contributions to the savings plan, which is included in salaries and benefits expense, totaled $4,588 in 2010, $4,656 in 2009, and $3,517 in 2008. Susquehanna’s non-discretionary contribution to the savings plan was $1,406 for 2010.

19. Earnings per Common Share (“EPS”)

	For the Year Ended December 31,
	2010			2009			2008
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings per Share:
Income (loss) applicable to common shareholders	$16,275	121,031	$0.13	$(3,984)	86,257	$(0.05)	$81,814	85,987	$0.95
Effect of Diluted Securities:
Stock options and warrants outstanding		38	0		0	0		50	0

Diluted Earnings per Share:
(Loss) income applicable to common shareholders and assuming conversion	$16,275	121,069	$0.13	$(3,984)	86,257	$(0.05)	$81,814	86,037	$0.95

For the years ended December 31, 2010, 2009, and 2008, options to purchase 2,321, 2,484, and 2,229 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the years ended December 31, 2010, 2009, and 2008, warrants to purchase 3,028 shares were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

20. Related Party Transactions

Certain directors and named executive officers of Susquehanna and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to the bank subsidiary. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Susquehanna relies on the directors and named executive officers for the identification of their associates.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The activity of loans to such persons whose balances exceeded $120 is as follows:

	2010	2009	2008
Balance - January 1	$51,750	$33,202	$19,643
Additions	16,597	68,166	50,483
Deductions:
Amounts collected	(22,751)	(39,962)	(31,846)
Other changes	(1)	(9,656)	(5,078)

Balance - December 31	$45,595	$51,750	$33,202

21. Regulatory Restrictions of Subsidiaries

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2010, $55,568 was available for dividend distribution to Susquehanna in 2011 from its banking subsidiary.

Included in cash and due from banks are balances required to be maintained by Susquehanna Bank on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $29,109 at December 31, 2010 and $10,034 at December 31, 2009.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2010, there were no loans from the bank to any nonbank affiliate, including the parent company.

Valley Forge Asset Management Corp. is required to maintain minimum net worth capital and is governed by the FINRA and the SEC. As of December 31, 2010, this subsidiary met its minimum regulatory capital requirement.

22. Securitizations and Variable Interest Entities (“VIEs”)

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

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

	As of December 31				For the Year Ended December 31
	Principal Balance		Risk Assets(1)		Net Credit Losses (Recoveries)
	2010	2009	2010	2009	2010	2009
Loans and leases held in portfolio	$9,417,801	$9,827,279	$235,972	$258,666	$143,534	$129,381
Leases held by VIEs	0	0	0	0	0	107
Home equity loans held by VIEs	215,396	248,554	5,511	4,797	782	133
Leases serviced for others	2,548	13,551	11	7	(8)	(22)

Total loans and leases serviced	$9,635,745	$10,089,384	$241,494	$263,470	$144,308	$129,599

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Automobile Leases	Year Ended December 31
	2010	2009	2008
Servicing fees received	$0	$701	$2,835
Other cash flows received	0	12,020	24,518

Home Equity Loans	Year Ended December 31
	2010	2009	2008
Additional draws conveyed	$33,499	$46,027	$53,752
Servicing fees received	1,009	1,131	1,268
Other cash flows received	5,935	8,214	8,217

23. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of December 31, 2010, Susquehanna had nine interest rate swaps with an aggregate notional amount of $747,550 that were designated as cash flow hedges of interest-rate risk. Two of these interest rate swaps, with notional amounts of $46,269 and $26,281 and fair values of $181 and ($1,535), respectively, relate to consolidated variable interest entities.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

earnings. For the year ended December 31, 2010, Susquehanna recognized $938 in other expenses as a result of the ineffectiveness of cash flow hedges, $413 of which was related to consolidated variable interest entities.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During 2011, Susquehanna estimates that $16,875 will be reclassified as an increase to interest expense.

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

At December 31, 2010, Susquehanna had ninety-four derivative transactions related to this program with an aggregate notional amount of $603,332. For the year ended December 31, 2010, Susquehanna recognized a net loss of $99 related to changes in fair value of the derivatives in this program. For the year ended December 31, 2009, Susquehanna recognized a net gain of $80 related to changes in fair value of the derivatives in this program.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

At December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $32,779. At December 31, 2010, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $34,335. If Susquehanna had breached any of the above provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

	Fair Values of Derivative Instruments December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$181	Other liabilities	$31,793
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	17,167	Other liabilities	16,767

Total derivatives		$17,348		$48,560

	Fair Values of Derivative Instruments December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,956	Other liabilities	$408
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	13,781	Other liabilities	13,282

Total derivatives		$20,737		$13,690

The Effect of Derivative Instruments on the Statement of Income Year Ended December 31, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$ (23,447)	Interest expense	$(4,836)	Other expense	$(938)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ (99)

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Year Ended December 31, 2009

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Interest rate contracts:	$ 4,925	Interest expense	$791

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ 80

24. Fair Value Disclosures

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

At December 31, 2010, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, other debt securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, and indexed-amortizing notes.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at December 31, 2010 and December 31, 2009, on the consolidated balance sheets and by levels within the valuation hierarchy.

	December 31, 2010	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$268,175	$0	$268,175	$0
Obligations of states and political subdivisions	396,660		396,660
Agency residential mortgage-backed securities	1,323,569		1,323,569
Non-agency residential mortgage-backed securities	116,811		116,811
Commercial mortgage-backed securities	104,842		104,842
Synthetic collateralized debt obligations	0		0
Other structured financial products	12,503		0	12,503
Other debt securities	41,000		41,000
Equity securities of the FHLB	71,065		71,065
Equity securities of the FRB	50,225		50,225
Other equity securities	24,093	2,446	18,266	3,381
Derivatives:(1)
Designated as hedging instruments	181		181
Not designated as hedging instruments	17,167		17,167

Total	$2,426,291	$2,446	$2,407,961	$15,884

Liabilities
Derivatives:(2)
Designated as hedging instruments	$31,793	$0	$31,793	$0
Not designated as hedging instruments	16,767		16,767

Total	$48,560	$0	$48,560	$0

(1)	Included in Other assets.
(2)	Included in Other liabilities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$371,019	$0	$371,019	$0
Obligations of states and political subdivisions	353,419		353,419
Agency residential mortgage-backed securities	680,182		680,182
Non-agency residential mortgage-backed securities	135,465		133,354	2,111
Commercial mortgage-backed securities	165,025		165,025
Synthetic collateralized debt obligations	1,331			1,331
Other structured financial products	15,319		1,206	14,113
Equity securities of the FHLB	74,342		74,342
Equity securities of the FRB	45,725		45,725
Other equity securities	24,519	2,907	17,531	4,081
Derivatives:(1)
Designated as hedging instruments	6,956		6,956
Not designated as hedging instruments	13,781		13,781
Interest-only strips(1)(3)	17,840			17,840

Total	$1,904,923	$2,907	$1,862,540	$39,476

Liabilities
Derivatives:(2)
Designated as hedging instruments	$408	$0	$408	$0
Not designated as hedging instruments	13,282		13,282

Total	$13,690	$0	$13,690	$0

(1)	Included in Other assets.
(2)	Included in Other liabilities.
(3)	On January 1, 2010, interest-only strips were eliminated as a result of the consolidation of the variable interest entities.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the twelve months ended December 31, 2010 and 2009, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest-only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment(1)	(240)	(1,331)	0	0	0	(1,571)
Included in other comprehensive income (before taxes)	(460)	0	(1,610)	0	0	(2,070)

Balance at December 31, 2010	$3,381	$0	$12,503	$0	$0	$15,884

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Obligations of State and Political Subdivisions		U.S. Government Agencies		Interest- only Strips	Total
Balance at January 1, 2009	$5,169	$1,200	$3,968	$2,787	$440		$31,751		$17,565	$62,880
Total gains or losses (realized/unrealized)
Other-than-temporary impairment(1)		(1,149)								(1,149)
Included in other comprehensive income (before taxes)	4	1,280	10,145	31					3,868	15,328
Purchases, issuances, and settlements	(1,092)			(707)					(3,593)	(5,392)
Transfers in and/or out of Level 3					(440	)(2)	(31,751	)(2)	0	(32,191)

Balance at December 31, 2009	$4,081	$1,331	$14,113	$2,111	$0		$0		$17,840	$39,476

(1)	Included in noninterest income, net impairment losses recognized in earnings.
(2)	Represents four securities transferred from Level 3 to Level 2 as a result of enhanced valuation methodologies.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

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

The following tables present assets measured at fair value on a nonrecurring basis at December 31, 2010 and December 31, 2009, on the consolidated balance sheets and by the valuation hierarchy.

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$103,818	$0	$0	$103,818
Foreclosed assets	18,489	0	0	18,489

	$122,307	$0	$0	$122,307

Specific reserves for the year ended December 31, 2010 were reduced by $4,732. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2010.

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

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

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$200,646	$200,646	$203,240	$203,240
Short-term investments	93,947	93,947	88,120	88,120
Investment securities	2,417,611	2,417,611	1,875,267	1,875,267
Loans and leases	9,441,363	9,492,108	9,654,911	9,808,728
Derivatives	17,348	17,348	20,737	20,737
Financial liabilities:
Deposits	9,191,207	9,265,942	8,974,363	8,838,190
Short-term borrowings	770,623	770,623	1,040,703	1,040,703
FHLB borrowings	1,101,620	1,167,743	1,023,817	1,091,796
Long-term debt	705,954	683,628	448,374	381,618
Derivatives	48,560	48,560	13,690	13,690

25. Condensed Financial Statements of Parent Company

Balance Sheets

	December 31,
	2010	2009
Assets
Cash in subsidiary banks	$101	$51
Investments in and receivables from consolidated subsidiaries	2,460,882	2,408,662
Other investment securities	6,252	6,515
Premises and equipment, net	3,370	3,276
Other assets	61,272	46,498

Total assets	$2,531,877	$2,465,002

Liabilities and Shareholders’ Equity
Long-term debt	$150,000	$150,000
Junior subordinated debentures	322,880	272,324
Other liabilities	74,195	61,597

Total liabilities	547,075	483,921
Shareholders’ equity	1,984,802	1,981,081

Total liabilities and shareholders’ equity	$2,531,877	$2,465,002

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Statements of Income

	Years Ended December 31,
	2010	2009	2008
Income:
Dividends from bank subsidiary	$0	$41,000	$104,000
Dividends from nonbank subsidiaries	7,000	7,000	2,500
Gains (losses) on sales of investment securities	(32)	(8)	102
Interest and management fees from bank subsidiary	69,062	66,341	68,388
Interest and management fees from nonbank subsidiaries	3,940	16,270	2,709
Other	3,360	2,182	986

Total income	83,330	132,785	178,685

Expenses:
Interest	32,533	28,863	31,066
Other	77,995	79,145	80,511

Total expenses	110,528	108,008	111,577

Income before taxes and equity in undistributed income of subsidiaries	(27,198)	24,777	67,108
Income tax (benefit) provision	(3,376)	(1,587)	4,309
Equity in undistributed net income (losses) of subsidiaries	55,669	(13,689)	19,807

Net Income	31,847	12,675	82,606
Preferred stock dividends and accretion	15,572	16,659	792

Net Income (Loss) Applicable to Common Shareholders	$16,275	$(3,984)	$81,814

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$31,847	$12,675	$82,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,465	3,878	5,834
Realized (gain) loss on sale of available-for-sale securities	32	8	(120)
Equity in undistributed net income of subsidiaries	55,669	13,689	(19,807)
Other, net	3,062	9,488	(9,883)

Net cash provided by operating activities	93,075	39,738	58,630

Cash Flows from Investing Activities:
Purchase of investment securities	(1,500)	0	(4,586)
Proceeds from the sale/maturities of investment securities	1,468	0	1,007
Capital expenditures	(2,559)	(3,657)	(747)
Net investment in subsidiaries	(154,300)	7,000	(200,087)
Acquisitions	0	0	(69,999)

Net cash provided by (used in) investing activities	(156,891)	3,343	(274,412)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	330,721	2,648	5,312
Proceeds from issuance of preferred stock	0	0	299,885
Redemption of preferred stock	(300,000)	0	0
Proceeds from issuance of long-term debt	47,749	0	0
Dividends paid	(14,604)	(45,773)	(89,462)

Net cash (used in) provided by financing activities	63,866	(43,125)	215,735

Net decrease in cash and cash equivalents	50	(44)	(47)
Cash and cash equivalents at January 1,	51	95	142

Cash and cash equivalents at December 31,	$101	$51	$95

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

26. Summary of Quarterly Financial Data (Unaudited)

	2010
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$154,956	$154,082	$152,489	$152,168
Interest expense	46,665	47,851	47,078	45,595

Net interest income	108,291	106,231	105,411	106,573
Provision for loan and lease losses	45,000	43,000	40,000	35,000

Net interest income after provision for loan and lease losses	63,291	63,231	65,411	71,573
Noninterest income	38,682	38,271	35,407	39,788
Noninterest expense	94,304	96,163	96,212	95,971

Income before income taxes	7,669	5,339	4,606	15,390
Provision for (benefit from) income taxes	166	(52)	(1,374)	2,417

Net income	7,503	5,391	5,980	12,973
Preferred stock dividends and accretion	4,188	6,754	1,396	3,234

Net income (loss) applicable to common shareholders	$3,315	$(1,363)	$4,584	$9,739

Earnings per common share:
Basic	$0.04	$(0.01)	$0.04	$0.08
Diluted	0.04	(0.01)	0.04	0.08

	2009
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$161,570	$161,595	$161,150	$159,509
Interest expense	66,300	61,490	56,348	50,870

Net interest income	95,270	100,105	104,802	108,639
Provision for loan and lease losses	35,000	50,000	48,000	55,000

Net interest income after provision for loan and lease losses	60,270	50,105	56,802	53,639
Noninterest income	42,220	34,797	40,705	45,977
Noninterest expense	94,828	103,157	91,535	92,953

Income (loss) before income taxes	7,662	(18,255)	5,972	6,663
Provision for (benefit from) income taxes	1,637	(10,478)	(850)	(942)

Net income (loss)	6,025	(7,777)	6,822	7,605
Preferred stock dividends and accretion	4,165	4,165	4,165	4,165

Net income (loss) applicable to common shareholders	$1,860	$(11,942)	$2,657	$3,440

Earnings per common share:
Basic	$0.02	$(0.14)	$0.03	$0.04
Diluted	0.02	(0.14)	0.03	0.04

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except as noted and per share data)

27. Subsequent Events

Agreement to Acquire Abington Bancorp, Inc.

On January 26, 2011, Susquehanna announced the signing of a definitive agreement under which Susquehanna will acquire all outstanding shares of common stock of Abington Bancorp, Inc. in a stock-for-stock transaction. The transaction, with an approximate total value of $268,000, is expected to be completed in the third quarter of 2011. Under the terms of the agreement, Abington shareholders will receive 1.32 shares of Susquehanna common stock for each share of Abington common stock. The locations of Abington’s bank branches provide a natural extension of Susquehanna’s network in the greater Philadelphia area.

The boards of directors of both Susquehanna and Abington have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

Repurchase of Warrant from the U.S. Treasury

On January 19, 2011, Susquehanna repurchased the warrant that was issued to the U. S. Treasury on December 12, 2008 in conjunction with its participation the TARP Capital Purchase Program. The warrant entitled the U.S. Treasury to purchase up to 3,028 shares of Susquehanna’s common stock at a price of $14.86 per share. Susquehanna paid $5,269 to the Treasury to repurchase the warrant. The repurchase of the warrant concludes Susquehanna’s participation in the Capital Purchase Program.

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2010 included in this Report, has also issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

McLean, Virginia

February 28, 2011

PricewaterhouseCoopers LLP, 1800 Tysons Boulevard, Suite 900, McLean, VA 22102

T: (703)918 3000, F: (703)918 3100, www.pwc.com/us

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the Joint Proxy Statement/Prospectus for the 2011 annual meeting in the Election of Directors section, the Corporate Governance section, the Director Compensation section, the Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this Item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K

Item 11. Executive Compensation

The information required by this Item will be included in the Joint Proxy Statement/Prospectus for the 2011 annual meeting in the Director Compensation section and the Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the Joint Proxy Statement/Prospectus for the 2011 annual meeting in the Security Ownership of Certain Beneficial Owners and Holdings of Susquehanna’s Management section and the Executive Officer Compensation — Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Joint Proxy Statement/Prospectus for the 2011 annual meeting in the Certain Relationships and Related Transactions section and the Corporate Governance — Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Joint Proxy Statement/Prospectus for the 2011 annual meeting in the Annual Audit Information — Fees Billed by Independent Accountant to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(2) 2.1	Agreement and Plan of Merger by and between Susquehanna and Abington Bancorp, Inc. dated January 26, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed January 27, 2011.

(3) 3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

3.2	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed January 19, 2011.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003, incorporated by reference to Exhibit 4.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein, incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014, incorporated by reference to Exhibit 4.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, incorporated by reference to Exhibit 4.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein, incorporated by reference to Exhibit 4.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.10	9.375% Capital Efficient Note, incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

4.11	9.375% Capital Securities Note, incorporated by reference to Exhibit 4.11 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

4.14	Indenture, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Subordinated Debt, incorporated by reference to Exhibit 4.2 to Susquehanna’s Registration Statement on Form S-3, filed March 8, 2010.

4.15	Amended and Restated Trust Agreement, dated as of March 16, 2010, by and among Susquehanna, as depositor, The Bank of New York Mellon Trust Company, N.A., as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the administrative trustees named therein and the Holders as defined therein, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

4.16	Guarantee Agreement, dated as of March 16, 2010, between Susquehanna, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

4.17	First Supplemental Indenture, dated as of March 16, 2010, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

4.18	11% Cumulative Trust Preferred Securities, Series II, incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

4.19	11% Junior Subordinated Deferrable Interest Debentures, Series II, incorporated by reference to Exhibit 4.5 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

4.20	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.*

10.2	Form of Waiver of Senior Executive Officers, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.4	Employment Agreement, as amended and restated effective December 30, 2010, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Amendment No. 1 on Form 8/K-A to Susquehanna’s Current Report on Form 8-K, filed December 30, 2010.*

10.5	Employment Agreement, dated November 16, 2007, by and among Susquehanna and Eddie L. Dunklebarger, incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed November 21, 2007. Amendment to Employment Agreement dated February 27, 2009, by Susquehanna and Eddie L. Dunklebarger, incorporated by reference to Exhibit 10.5 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.6	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.6 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.7	Employment Agreement, dated December 28, 2010 but effective as of January 28, 2011, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.2 to Susquehanna’s Amendment No. 1 on Form 8/K-A to Susquehanna’s Current Report on Form 8-K, filed December 30, 2010.*

10.8	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007, incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, incorporated by reference to Exhibit 10.7 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.8 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné, incorporated by reference to Exhibit 10.9 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.11	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr., incorporated by reference to Exhibit 10.10 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.12	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert, incorporated by reference to Exhibit 10.11 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd, incorporated by reference to Exhibit 10.12 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.14	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever, incorporated by reference to Exhibit 10.13 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.15	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage, incorporated by reference to Exhibit 10.14 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery, incorporated by reference to Exhibit 10.15 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.17	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough, incorporated by reference to Exhibit 10.16 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.18	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.19	Form of Notice to Executives Subject to Compensation Limitations under the American Recovery and Reinvestment Act of 2009, given to Susquehanna’s 25 most highly compensated employees, including its named executive officers, regarding certain restrictions on compensation, dated November 30, 2009, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

10.20	Recoupment Policy with Respect to Incentive Awards (including Resolutions of the Board of Directors of Susquehanna amending certain incentive plans to incorporate such policy), incorporated by reference to Exhibit 10.19 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

10.21	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.22	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.23	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.24	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

10.25	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, incorporated by reference to Exhibit 10.19 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.26	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, incorporated by reference to Exhibit 10.26 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.27	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp., incorporated by reference to Exhibit 10.15 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.28	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement, filed March 27, 2009.*

10.29	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, attached hereto as Exhibit 10.29.*

10.30	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, attached hereto as Exhibit 10.30.*

10.31	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executive officers is attached hereto as Exhibit 10.31.*

10.32	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, attached hereto as Exhibit 10.32.*

10.33	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, attached hereto as Exhibit 10.33.*

10.34	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.35	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.36	Director Compensation Schedule, effective January 1, 2009, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.37	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.38	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.39	Description of Eddie L. Dunklebarger term life insurance policy, incorporated by reference to Exhibit 10.35 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.40	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy, available at www.susquehanna.net. Click on “Investor Relations, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.41	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010. Filed herewith.

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith as Exhibit 31.2.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

99.1	Principal Executive Officer TARP Certification. Filed herewith.

99.2	Principal Financial Officer TARP Certification. Filed herewith.

101.INS	XBRL Instance Document.** ***

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) the Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Susquehanna Bancshares, Inc. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/S/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. REUTER (William J. Reuter)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/S/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/S/ ANTHONY J. AGNONE, SR. (Anthony J. Agnone, Sr.)	Director	February 28, 2011

/S/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	February 28, 2011

/S/ PETER DESOTO (Peter DeSoto)	Director	February 28, 2011

/S/ EDDIE L. DUNKLEBARGER (Eddie L. Dunklebarger)	Director	February 28, 2011

/S/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 28, 2011

/S/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 28, 2011

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2010

[SIGNATURES CONTINUED]

/S/ GUY W. MILLER, JR. (Guy W. Miller, Jr.)	Director	February 28, 2011

/S/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 28, 2011

/S/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 28, 2011

/S/ E. SUSAN PIERSOL (E. Susan Piersol)	Director	February 28, 2011

/S/ CHRISTINE SEARS (Christine Sears)	Director	February 28, 2011

/S/ JAMES A. ULSH (James A. Ulsh)	Director	February 28, 2011

/S/ ROGER V. WIEST (Roger V. Wiest)	Director	February 28, 2011

[END OF SIGNATURE PAGES]

EXHIBIT INDEX

Item 14. Exhibits and Financial Statement Schedules

Exhibit Numbers		Description and Method of Filing

(a	)	The following documents are filed as part of this report:

		(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b	)	Exhibits.

		(2)	2.1	Agreement and Plan of Merger by and between Susquehanna and Abington Bancorp, Inc. dated January 26, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed January 27, 2011.

		(3)	3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 17, 2007.

			3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

			3.2	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed January 19, 2011.

		(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

			4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

			4.2	Global Note relating to the 6.05% subordinated notes due 2012, dated February 27, 2003, incorporated by reference to Exhibit 4.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

			4.3	Registration Rights Agreement, dated as of November 4, 2002, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein, incorporated by reference to Exhibit 4.3 to Susquehanna’s Registration Statement on Form S-4, Registration Statement No. 333-102265.

			4.4	First Supplemental Indenture, dated May 3, 2004, to Indenture dated November 4, 2002, by and between Susquehanna and J.P. Morgan Trust Company, National Association, relating to the 4.75% fixed rate/floating rate subordinated notes due 2014, incorporated by reference to Exhibit 4.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Exhibit Numbers	Description and Method of Filing

	4.5	Global Note to the 4.75% fixed rate/floating rate subordinated notes due 2014, dated May 3, 2004, incorporated by reference to Exhibit 4.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.6	Registration Rights Agreement, dated as of May 3, 2004, by and among Susquehanna, Keefe Bruyette & Woods Inc. and the other initial purchasers referred to therein, incorporated by reference to Exhibit 4.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

	4.7	Amended and Restated Trust Agreement, dated as of December 12, 2007, among Susquehanna, The Bank of New York, The Bank of New York (Delaware), the Administrative Trustees named therein and the Holders, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.8	Guarantee Agreement between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.9	Supplemental Indenture between Susquehanna and The Bank of New York, as Trustee, dated December 12, 2007, incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.10	9.375% Capital Efficient Note, incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2007.

	4.11	9.375% Capital Securities Note, incorporated by reference to Exhibit 4.11 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

	4.12	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	4.13	Warrant to Purchase Shares of Common Stock of Susquehanna, dated December 12, 2008, issued to the United States Department of the Treasury, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	4.14	Indenture, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Subordinated Debt, incorporated by reference to Exhibit 4.2 to Susquehanna’s Registration Statement on Form S-3, filed March 8, 2010.

	4.15	Amended and Restated Trust Agreement, dated as of March 16, 2010, by and among Susquehanna, as depositor, The Bank of New York Mellon Trust Company, N.A., as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the administrative trustees named therein and the Holders as defined therein, incorporated by reference to Exhibit 4.1 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

	4.16	Guarantee Agreement, dated as of March 16, 2010, between Susquehanna, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

Exhibit Numbers	Description and Method of Filing

		4.17	First Supplemental Indenture, dated as of March 16, 2010, between Susquehanna and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

		4.18	11% Cumulative Trust Preferred Securities, Series II, incorporated by reference to Exhibit 4.4 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

		4.19	11% Junior Subordinated Deferrable Interest Debentures, Series II, incorporated by reference to Exhibit 4.5 to Susquehanna’s Current Report on Form 8-K, filed March 16, 2010.

		4.20	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

	(10)	Material Contracts.

		10.1	Letter Agreement dated December 12, 2008 by and between Susquehanna and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.*

		10.2	Form of Waiver of Senior Executive Officers, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.3	Form of Letter Agreement by and between the Senior Executive Officers and Susquehanna, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.4	Employment Agreement, as amended and restated effective December 30, 2010, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Amendment No. 1 on Form 8/K-A to Susquehanna’s Current Report on Form 8-K, filed December 30, 2010.*

		10.5	Employment Agreement, dated November 16, 2007, by and among Susquehanna and Eddie L. Dunklebarger, incorporated by reference to Exhibit 10.1 of Susquehanna’s Current Report on Form 8-K, filed November 21, 2007. Amendment to Employment Agreement dated February 27, 2009, by Susquehanna and Eddie L. Dunklebarger, incorporated by reference to Exhibit 10.5 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.6	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.6 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

		10.7	Employment Agreement, dated December 28, 2010 but effective as of January 28, 2011, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.2 to Susquehanna’s Amendment No. 1 on Form 8/K-A to Susquehanna’s Current Report on Form 8-K, filed December 30, 2010.*

Exhibit Numbers	Description and Method of Filing

	10.8	Employment Agreement dated November 4, 2003, but effective as of January 1, 2004, between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. First Amendment to Employment Agreement dated January 18, 2005, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K filed January 21, 2005. Second Amendment to Employment Agreement dated February 26, 2007, incorporated by reference to Exhibit 10.1 of Susquehanna’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Letter Agreement between Susquehanna, Valley Forge Asset Management Corporation and Bernard A. Francis, Jr., dated December 1, 2008, incorporated by reference to Exhibit 10.7 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.9	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.8 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.10	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and James G. Pierné, incorporated by reference to Exhibit 10.9 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.11	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Edward Balderston, Jr., incorporated by reference to Exhibit 10.10 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.12	Employment Agreement, dated November 16, 2007, between Susquehanna, Susquehanna Bank PA and Jeffrey M. Seibert, incorporated by reference to Exhibit 10.11 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.13	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Peter J. Sahd, incorporated by reference to Exhibit 10.12 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.14	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Rodney A. Lefever, incorporated by reference to Exhibit 10.13 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.15	Employment Agreement, effective January 1, 2009, between Susquehanna and Lisa M. Cavage, incorporated by reference to Exhibit 10.14 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.16	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and John H. Montgomery, incorporated by reference to Exhibit 10.15 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

Exhibit Numbers	Description and Method of Filing

	10.17	Employment Agreement, as amended and restated effective January 1, 2009, between Susquehanna and Michael E. Hough, incorporated by reference to Exhibit 10.16 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.18	Employment Agreement, effective January 1, 2009, between Susquehanna and Joseph R. Lizza, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.19	Form of Notice to Executives Subject to Compensation Limitations under the American Recovery and Reinvestment Act of 2009, given to Susquehanna’s 25 most highly compensated employees, including its named executive officers, regarding certain restrictions on compensation, dated November 30, 2009, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

	10.20	Recoupment Policy with Respect to Incentive Awards (including Resolutions of the Board of Directors of Susquehanna amending certain incentive plans to incorporate such policy), incorporated by reference to Exhibit 10.19 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

	10.21	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.22	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.23	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

	10.24	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.*

	10.25	Amended and Restated Salary Continuation Agreement between Community Banks, Inc. and Eddie L. Dunklebarger, dated January 1, 2004, as amended November 16, 2007, incorporated by reference to Exhibit 10.19 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.26	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 1, 2009, incorporated by reference to Exhibit 10.26 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.27	Descriptions of Executive Life Insurance Program, Executive Supplemental Long Term Disability Plan, Francis Life Insurance Policy and the bonus programs offered by Valley Forge Asset Management Corp., incorporated by reference to Exhibit 10.15 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

Exhibit Numbers	Description and Method of Filing

	10.28	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement, filed March 27, 2009.*

	10.29	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, attached hereto as Exhibit 10.29.*

	10.30	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, attached hereto as Exhibit 10.30.*

	10.31	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executive officers is attached hereto as Exhibit 10.31.*

	10.32	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, attached hereto as Exhibit 10.32.*

	10.33	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, attached hereto as Exhibit 10.33.*

	10.34	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

	10.35	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.36	Director Compensation Schedule, effective January 1, 2009, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.37	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

	10.38	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

	10.39	Description of Eddie L. Dunklebarger term life insurance policy, incorporated by reference to Exhibit 10.35 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.40	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy, available at www.susquehanna.net. Click on “Investor Relations, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

	10.41	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010. Filed herewith.

Exhibit Numbers	Description and Method of Filing

	(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

	(21)	Subsidiaries of the registrant. Filed herewith.

	(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith as Exhibit 31.1.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith as Exhibit 31.2.

	(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

	99.1	Principal Executive Officer TARP Certification. Filed herewith.

	99.2	Principal Financial Officer TARP Certification. Filed herewith.

	101.INS	XBRL Instance Document.** ***

	101.SCH	XBRL Taxonomy Extension Schema Document.**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

	101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) the Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial and other information contained in the XBRL documents is unaudited and that these are not the official publicly filed financial statements of Susquehanna Bancshares, Inc. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

(c)	Financial Statement Schedule. None Required.