Form 10-Q
period 2011-03-31
SUSQUEHANNA BANCSHARES INC
filed 2011-05-05
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

Yes  ☐    No  ☒

As of April 28, 2011, there were 129,973,108 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands, except share data)
Assets
Cash and due from banks	$191,207	$200,646	$318,678
Unrestricted short-term investments	24,635	52,252	69,718

Cash and cash equivalents	215,842	252,898	388,396
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	5,168	7,260	7,631
Restricted short-term investments	28,260	34,435	100
Securities available for sale	2,470,969	2,408,943	1,769,939
Securities held to maturity (fair values approximate $8,611; $8,668; and $8,865)	8,611	8,668	8,865
Loans and leases, net of unearned income	9,397,786	9,417,801	9,721,583
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	210,212	215,396	240,083
Less: Allowance for loan and lease losses	193,233	191,834	178,819

Net loans and leases	9,414,765	9,441,363	9,782,847

Premises and equipment, net	165,747	165,557	164,691
Other real estate owned	28,212	19,962	20,697
Accrued income receivable	36,741	36,121	36,700
Bank-owned life insurance	360,312	359,579	356,480
Goodwill	1,018,031	1,018,031	1,018,031
Intangible assets with finite lives	31,912	34,076	41,130
Other assets	166,955	167,192	184,409

Total Assets	$13,951,525	$13,954,085	$13,779,916

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,387,130	$1,372,235	$1,287,303
Interest-bearing demand	3,669,322	3,646,714	3,472,338
Savings	798,979	767,852	772,794
Time	2,074,648	2,168,503	2,473,863
Time of $100 or more	1,350,778	1,235,903	1,305,994

Total deposits	9,280,857	9,191,207	9,312,292
Federal Home Loan Bank short-term borrowings	375,000	300,000	0
Other short-term borrowings	609,284	770,623	277,205
Federal Home Loan Bank long-term borrowings	716,125	801,620	898,244
Other long-term debt	176,036	176,038	176,045
Junior subordinated debentures	323,030	322,880	322,469
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	195,332	207,036	232,382
Accrued interest, taxes, and expenses payable	47,703	46,449	46,414
Deferred taxes	39,906	33,729	74,298
Other liabilities	188,760	119,701	142,360

Total Liabilities	11,952,033	11,969,283	11,481,709

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Outstanding: 0 at March 31, 2011 and December 31, 2010 and 300,000 at March 31, 2010	0	0	292,797
Common stock, $2.00 par value, 200,000,000 shares authorized. Issued: 129,975,635 at March 31, 2011; 129,965,635 at December 31, 2010; and 129,645,084 at March 31, 2010	259,951	259,931	259,290
Treasury stock, at cost. 2,527 at March 31, 2011 and 0 at December 31, 2010 and March 31, 2010	(24)	0	0
Additional paid-in capital	1,295,979	1,301,042	1,298,934
Retained earnings	490,425	481,964	474,811
Accumulated other comprehensive loss, net of taxes of $26,109; $32,526; and $14,875, respectively	(46,839)	(58,135)	(27,625)

Total Shareholders’ Equity	1,999,492	1,984,802	2,298,207

Total Liabilities and Shareholders’ Equity	$13,951,525	$13,954,085	$13,779,916

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$126,799	$136,229
Securities:
Taxable	15,681	14,029
Tax-exempt	3,951	3,690
Dividends	1,022	974
Short-term investments	28	34

Total interest income	147,481	154,956

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,812	5,711
Time	15,181	22,722
Federal Home Loan Bank short-term borrowings	2,308	38
Other short-term borrowings	1,897	758
Federal Home Loan Bank long-term borrowings	8,084	9,597
Other long-term debt	9,176	7,839

Total interest expense	42,458	46,665

Net interest income	105,023	108,291
Provision for loan and lease losses	35,000	45,000

Net interest income, after provision for loan and lease losses	70,023	63,291

Noninterest Income:
Service charges on deposit accounts	7,756	8,069
Vehicle origination and servicing fees	1,904	1,597
Asset management fees	7,161	7,113
Income from fiduciary-related activities	1,834	1,805
Commissions on brokerage, life insurance, and annuity sales	2,255	1,661
Commissions on property and casualty insurance sales	3,985	3,403
Other commissions and fees	5,987	5,498
Income from bank-owned life insurance	1,106	1,290
Net gain on sale of loans and leases	4,051	1,967
Net realized gain on sales of securities	1,869	6,593
Total other-than-temporary impairment, net of recoveries	(2,372)	(557)
Portion of loss recognized in other comprehensive income (before taxes)	140	0

Net impairment losses recognized in earnings	(2,232)	(557)
Other	1,791	243

Total noninterest income	37,467	38,682

Noninterest Expenses:
Salaries and employee benefits	50,992	48,134
Occupancy	9,655	9,841
Furniture and equipment	3,066	3,678
Advertising and marketing	2,347	2,781
FDIC insurance	3,381	4,209
Legal fees	2,594	1,764
Amortization of intangible assets	2,163	2,383
Vehicle lease disposal	2,437	3,328
Other	19,248	18,186

Total noninterest expenses	95,883	94,304

Income before income taxes	11,607	7,669
Provision for income taxes	1,846	166

Net Income	9,761	7,503
Preferred stock dividends and accretion	0	4,188

Net Income Available to Common Shareholders	$9,761	$3,315

Earnings per common share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Cash dividends per common share	$0.01	$0.01
Average common shares outstanding:
Basic	129,727	94,591
Diluted	129,796	94,609

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$9,761	$7,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,459	6,207
Provision for loan and lease losses	35,000	45,000
Realized loss (gain) on available-for-sale securities, net	363	(6,036)
Deferred income taxes	(20)	(5,514)
Gain on sale of loans and leases	(4,051)	(1,967)
Loss on sale of foreclosed assets	73	893
Mortgage loans originated for sale	(67,883)	(62,364)
Proceeds from sale of mortgage loans originated for sale	77,590	65,939
Loans and leases originated/acquired for sale, net of payments received	0	(31,323)
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	33,888	21,850
Increase in cash surrender value of bank-owned life insurance	(918)	(1,107)
(Increase) decrease in accrued interest receivable	(620)	93
(Decrease) increase in accrued interest payable	(793)	1,473
Increase (decrease) in accrued expenses and taxes payable	2,047	(2,783)
Other, net	(4,650)	3,242

Net cash provided by operating activities	88,246	41,106

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	8,267	(40)
Activity in available-for-sale securities:
Sales	88,403	150,496
Maturities, repayments, and calls	155,323	201,742
Purchases	(217,951)	(192,911)
Net (increase) decrease in loans and leases	(61,849)	79,510
Proceeds from bank-owned life insurance	185	0
Proceeds from sale of foreclosed assets	5,580	7,128
Additions to premises and equipment, net	(3,448)	(2,770)

Net cash (used in) provided by investing activities	(25,490)	243,155

Cash Flows from Financing Activities:
Net increase in deposits	89,650	337,929
Net decrease in other short-term borrowings	(161,339)	(763,498)
Net increase (decrease) in short-term FHLB borrowings	75,000	(100,000)
Repayment of long-term FHLB borrowings	(85,050)	(25,048)
Proceeds from issuance of long-term debt	0	47,749
Repayment of long-term debt	(11,706)	(7,559)
Proceeds from issuance of common stock	226	327,972
Purchase of treasury stock	(24)	0
Redemption of warrant	(5,269)	0
Cash dividends paid	(1,300)	(4,616)

Net cash used in financing activities	(99,812)	(187,071)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(37,056)	97,190
Cash and cash equivalents at January 1	252,898	291,206

Cash and cash equivalents at March 31	$215,842	$388,396

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$43,250	$45,191
Income tax payments (refunds)	820	(140)
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$0	$7,537
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	0	248,333
Real estate acquired in settlement of loans	13,017	4,919
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	0	239,936
Securities purchased not settled	78,760	50,000
Accretion of preferred stock discount	0	438
Home equity line of credit loans transferred from held for sale to held for investment	0	434,897
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	0	(5,805)
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	0	(6,922)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$292,359	86,473,612	$172,947	$0	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities						(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income						7,503		7,503
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $3,923							6,058	6,058
Change in unrealized loss on cash flow hedges, net of taxes							(7,064)	(7,064)

Total comprehensive income								6,497

Issuance of common stock		43,125,000	86,250		241,091			327,341
Issuance of common stock and options under employee benefit plans		46,472	93		538			631
Accretion of discount on preferred stock	438					(438)		0
Cash dividends paid on preferred stock						(3,750)		(3,750)
Cash dividends paid on common stock ($0.01 per share)						(866)		(866)

Balance at March 31, 2010	$292,797	129,645,084	$259,290	$0	$1,298,934	$474,811	$(27,625)	$2,298,207

Balance at January 1, 2011	$0	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income						9,761		9,761
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $235							7,851	7,851
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $51							(89)	(89)
Change in unrealized loss on cash flow hedges, net of taxes of $2,218							3,835	3,835
Adjustment to postretirement benefit obligations, net of taxes of $162							(301)	(301)

Total comprehensive income								21,057

Issuance of common stock and options under employee benefit plans		10,000	20		206			226
Treasury stock purchased				(24)				(24)
Redemption of warrant					(5,269)			(5,269)
Cash dividends paid on common stock ($0.01 per share)						(1,300)		(1,300)

Balance at March 31, 2011	$0	129,975,635	$259,951	$(24)	$1,295,979	$490,425	$(46,839)	$1,999,492

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. Certain prior year amounts have been reclassified to conform to current period classifications. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the periods ended March 31, 2011 and 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 83 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Guidance

In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays new disclosure requirements for troubled debt restructuring activity. Without the delay, those disclosure requirements would have been effective for periods ending on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include: aging of past due receivables, credit quality indicators, and modifications of financing receivables. Under the update, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

occurs during a reporting period were effective for periods beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. This ASU was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU has not had a material impact on results of operations or financial condition.

Recently Issued Accounting Guidance

In April 2011, FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted.

In addition, an entity should disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was deferred by ASU 2011-01. These disclosure requirements are effective for interim and annual periods beginning on or after June 15, 2011.

Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

NOTE 2. Pending Acquisition

Agreement to Acquire Abington Bancorp, Inc.

On January 26, 2011, Susquehanna announced the signing of a definitive agreement under which Susquehanna will acquire all outstanding shares of common stock of Abington Bancorp, Inc.(“Abington”) in a stock-for-stock transaction. The transaction, with an approximate total value of $268,000, is expected to be completed in the third quarter of 2011. Under the terms of the agreement, Abington shareholders will receive 1.32 shares of Susquehanna common stock for each share of Abington common stock. The locations of Abington’s bank branches provide a natural extension of Susquehanna’s network in the greater Philadelphia area.

The boards of directors of both Susquehanna and Abington have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2011 and December 31, 2010, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2011
Available-for-Sale:
U.S. Government agencies	$262,957	$602	$1,913	$261,646
Obligations of states and political subdivisions	406,427	8,013	2,994	411,446
Agency residential mortgage-backed securities	1,409,956	17,641	12,854	1,414,743
Non-agency residential mortgage-backed securities	116,987	196	8,509	108,674
Commercial mortgage-backed securities	68,306	2,600	0	70,906
Other structured financial products	24,717	0	10,725	13,992
Other debt securities	44,015	671	679	44,007
Equity securities of the Federal Home Loan Bank	71,105	0	0	71,105
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,794	120	689	24,225

	2,479,489	29,843	38,363	2,470,969

Held-to-Maturity:
Other	4,570	0	0	4,570
State and municipal	4,041	0	0	4,041

	8,611	0	0	8,611

Total investment securities	$2,488,100	$29,843	$38,363	$2,479,580

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Available-for-Sale:
U.S. Government agencies	$268,828	$2,230	$2,883	$268,175
Obligations of states and political subdivisions	397,777	4,869	5,986	396,660
Agency residential mortgage-backed securities	1,321,771	19,671	17,873	1,323,569
Non-agency residential mortgage-backed securities	129,206	32	12,427	116,811
Commercial mortgage-backed securities	99,501	5,341	0	104,842
Other structured financial products	24,680	0	12,177	12,503
Other debt securities	41,842	88	930	41,000
Equity securities of the Federal Home Loan Bank	71,065	0	0	71,065
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,689	251	847	24,093

	2,429,584	32,482	53,123	2,408,943

Held-to-Maturity:
Other	4,560	0	0	4,560
State and municipal	4,108	0	0	4,108

	8,668	0	0	8,668

Total investment securities	$2,438,252	$32,482	$53,123	$2,417,611

At March 31, 2011 and December 31, 2010, investment securities with carrying values of $1,512,322 and $1,561,964, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at March 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$12,756	$13,022
After one year but within five years	298,896	298,855
After five years but within ten years	265,940	268,780
After ten years	1,755,773	1,744,757

	2,333,365	2,325,414

Securities held to maturity:
Within one year	0	0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,611	8,611

	8,611	8,611

Total debt securities	$2,341,976	$2,334,025

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	For the Three Months Ended March 31,
	2011		2010
	Available-	Held-to-	Available-	Held-to-
	for-Sale	Maturity	for-Sale	Maturity
Gross gains	$3,601	$0	$6,627	$0
Gross losses	(1,732)	0	(34)	0
Other-than-temporary impairment	(2,232)	0	(557)	0

Net (loss) gain	$(363)	$0	$6,036	$0

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

March 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$140,584	$1,913	$0	$0	$140,584	$1,913
Obligations of states and political subdivisions	108,506	2,893	2,574	101	111,080	2,994
Agency residential mortgage-backed securities	722,744	12,854	0	0	722,744	12,854
Non-agency residential mortgage-backed securities	4,937	105	94,114	8,404	99,051	8,509
Other structured financial products	0	0	13,992	10,725	13,992	10,725
Other debt securities	8,600	420	1,524	259	10,124	679
Other equity securities	943	201	2,228	488	3,171	689

	$986,314	$18,386	$114,432	$19,977	$1,100,746	$38,363

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$114,618	$2,883	$0	$0	$114,618	$2,883
Obligations of states and political subdivisions	147,732	5,483	6,215	503	153,947	5,986
Agency residential mortgage-backed securities	642,864	17,873	0	0	642,864	17,873
Non-agency residential mortgage-backed securities	5,664	124	109,272	12,303	114,936	12,427
Other structured financial products	0	0	12,503	12,177	12,503	12,177
Other debt securities	15,120	630	1,480	300	16,600	930
Other equity securities	666	210	2,103	637	2,769	847

	$926,664	$27,203	$131,573	$25,920	$1,058,237	$53,123

Non-agency residential mortgage-backed securities (16 of the 18 securities are in a loss position, and 8 of the securities are rated below investment grade). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

During the first quarter of 2011, however, Susquehanna’s analysis determined that three of these securities were other-than-temporarily impaired, and Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three months ended March 31,
	2011	2010
Balance - beginning of period	$1,737	$0
Additions - amount related to the credit loss for which an other- than-temporary impairment was not previously recognized	2,232	0

Balance - end of period	$3,969	$0

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the aggregate unrealized loss in accumulated other comprehensive income ($89 at March 31, 2011). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

As of March 31, 2011	Weighted- average (%)
Annual constant prepayment speed	1.5
Loss severity (1)	40.2
Life default rate, net of recoveries (2)	20.9

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions with an aggregate unrealized loss of $10,725 and are rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

When considering Susquehanna’s pooled trust preferred securities, management considers prepayment less relevant than call options (the option of the issuer to call the issue on certain dates). The projected exercising of the call options will change as economic and market conditions change, and management will adjust the valuation model accordingly. As of March 31, 2011, the exercising of call options was assumed to be remote.

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

As of March 31, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Book value	$3,000	$7,012	$7,955	$6,750
Fair value	1,874	4,138	4,240	3,740
Unrealized loss	(1,126)	(2,874)	(3,715)	(3,010)
Present value of expected cash flows for class noted above and all subordinated classes (1)	162,872	115,023	167,210	110,675
Class face value	35,000	57,677	87,107	45,500
Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,728	329,200	530,135	325,700
Actual defaults	3,000	27,580	93,500	66,500
Actual deferrals	77,400	144,690	76,900	95,480
Projected future defaults	108,000	152,420	159,500	104,500
Actual defaults as a % of original collateral	0.5%	5.5%	13.3%	13.6%
Actual deferrals as a % of original collateral (2)	12.4	28.9	11.0	19.6

Actual defaults and deferrals as a % of original collateral	12.9%	34.4%	24.3%	33.2%

Projected future defaults as a % of original collateral (3)	17.3%	30.4%	22.8%	21.4%
Actual institutions deferring and defaulted as a % of total institutions	13.2	36.8	28.4	38.9
Projected future defaults as a % of performing collateral plus deferrals	22.9	32.2	26.3	24.8

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes is listed above. As of March 31, 2011, the present value of the current estimated cash flows is equal to or greater than the face amount of the specific class for all trust preferred securities and consequently, there is no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for the full twenty quarters if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

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

NOTE 4. Loans and Leases

Loans and Leases, Net of Unearned Income

	March 31, 2011	December 31, 2010
Commercial, financial, and agricultural	$1,798,986	$1,816,519
Real estate - construction	824,680	877,223
Real estate secured - residential	2,689,467	2,666,692
Real estate secured - commercial	2,984,262	2,998,176
Consumer	626,504	603,084
Leases	684,099	671,503

Total loans and leases	$9,607,998	$9,633,197

Nonaccrual loans and leases	$212,941	$196,895
Loans and leases contractually past due 90 days and still accruing	10,278	20,588
Troubled debt restructurings	78,459	114,566

Net Investment in Direct Financing Leases

	March 31, 2011	December 31, 2010
Minimum lease payments receivable	$466,122	$461,569
Estimated residual value of leases	284,233	276,911
Unearned income under lease contracts	(66,256)	(66,977)

Total leases	$684,099	$671,503

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

Three Months Ended March 31, 2011

	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Beginning balance	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(4,893)	(10,984)	(4,480)	(16,170)	(2,305)	(1,743)	0	(40,575)
Recoveries	1,193	2,830	677	1,728	226	320	0	6,974
Provision	3,231	5,628	4,392	18,161	1,913	1,656	19	35,000

Ending balance	$31,139	$47,724	$28,909	$73,856	$2,675	$8,876	$54	$193,233

Ending balance:
Individually evaluated for impairment	$3,502	$3,844	$3,625	$11,451	$0	$0	$0	$22,422

Collectively evaluated for impairment	$27,637	$43,880	$25,284	$62,405	$2,675	$8,876	$54	$170,811

Financing receivables:
Ending balance	$1,798,986	$824,680	$2,689,467	$2,984,262	$626,504	$684,099		$9,607,998

Ending balance:
Individually evaluated for impairment	$26,577	$54,071	$31,706	$114,969	$0	$0		$227,323

Collectively evaluated for impairment	$1,772,409	$770,609	$2,657,761	$2,869,293	$626,504	$684,099		$9,380,675

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Credit Quality Indicators at March 31, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)
Grade:
Pass (3)	$1,648,342	$560,611	$3,129,763
Special mention (4)	61,779	75,889	192,065
Substandard (5)	88,865	112,290	294,773

Total	$1,798,986	$748,790	$3,616,601

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases
Performing	$2,096,289	$625,924	$680,728
Nonperforming (6)	36,729	580	3,371

Total	$2,133,018	$626,504	$684,099

Credit Quality Indicators at December 31, 2010

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)
Grade:
Pass (3)	$1,677,506	$612,330	$3,134,762
Special mention (4)	59,988	64,283	201,833
Substandard (5)	79,025	125,672	280,287

Total	$1,816,519	$802,285	$3,616,882

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases
Performing	$2,085,067	$600,627	$667,936
Nonperforming (6)	37,857	2,457	3,567

Total	$2,122,924	$603,084	$671,503

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans of acceptable risk. Possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

Age Analysis of Past Due Financing Receivables as of March 31, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$12,552	$3,390	$1,170	$17,112	$1,761,902	$1,779,014
Real estate - construction	6,859	404	250	7,513	760,721	768,234
Real estate secured - residential	21,857	5,795	6,933	34,585	2,598,952	2,633,537
Real estate secured - commercial	11,366	9,260	1,033	21,659	2,885,070	2,906,729
Consumer	6,620	370	580	7,570	618,934	626,504
Leases	5,453	2,327	312	8,092	672,947	681,039

Total	$64,707	$21,546	$10,278	$96,531	$9,298,526	$9,395,057

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$230	$2,043	$14,158	$16,431	$3,541	$19,972
Real estate - construction	8,014	3,973	43,317	55,304	1,142	56,446
Real estate secured - residential	6,802	1,047	37,307	45,156	10,774	55,930
Real estate secured - commercial	2,611	6,929	50,762	60,302	17,231	77,533
Leases	0	131	1,549	1,680	1,380	3,060

Total	$17,657	$14,123	$147,093	$178,873	$34,068	$212,941

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at March 31, 2011

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$15,708			$15,932	$97
Real estate - construction	33,124			36,104	110
Real estate secured - residential	11,679			11,941	137
Real estate secured - commercial	41,413			47,415	252

Total impaired loans without a related reserve	101,924	(1)		111,392	596

Impaired loans with a related reserve:
Commercial, financial, and agricultural	10,869		$3,502	10,913	71
Real estate - construction	20,947		3,844	24,028	91
Real estate secured - residential	20,027		3,625	21,029	165
Real estate secured - commercial	73,556		11,451	75,303	613

Total impaired loans with a related reserve	125,399	(2)	22,422	131,273	940

Total impaired loans:
Commercial, financial, and agricultural	26,577		3,502	26,845	168
Real estate - construction	54,071		3,844	60,132	201
Real estate secured - residential	31,706		3,625	32,970	302
Real estate secured - commercial	114,969		11,451	122,718	865

Total impaired loans	$227,323		$22,422	$242,665	$1,536

(1)	$55,875 of the $101,924 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $75,185.
(2)	Charge-offs related to these loans totaled $33,218.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at December 31, 2010

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,071			$24,816	$907
Real estate - construction	31,827			43,857	652
Real estate secured - residential	10,624			10,703	594
Real estate secured - commercial	59,953			50,434	1,591
Consumer	264			100	3

Total impaired loans without a related reserve	112,739	(1)		129,910	3,747

Impaired loans with a related reserve:
Commercial, financial, and agricultural	15,497		$6,343	20,078	406
Real estate - construction	31,483		6,986	39,053	307
Real estate secured - residential	16,331		3,273	13,245	470
Real estate secured - commercial	70,606		13,627	60,766	1,747
Consumer	198		68	222	13

Total impaired loans with a related reserve	134,115	(2)	30,297	133,364	2,943

Total impaired loans:
Commercial, financial, and agricultural	25,568		6,343	44,894	1,313
Real estate - construction	63,310		6,986	82,910	959
Real estate secured - residential	26,955		3,273	23,948	1,064
Real estate secured - commercial	130,559		13,627	111,200	3,338
Consumer	462		68	322	16

Total impaired loans	$246,854		$30,297	$263,274	$6,690

(1)	$67,496 of the $112,739 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $65,617.
(2)	Charge-offs related to these loans totaled $39,962.

Financing Receivables on Nonaccrual Status

	March 31, 2011	December 31, 2010
Commercial, financial, and agricultural	$19,972	$20,012
Real estate - construction	56,446	57,779
Real estate secured - residential	55,930	50,973
Real estate secured - commercial	77,533	65,313
Consumer	0	1
Leases	3,060	2,817

Total nonaccrual financing receivables	$212,941	$196,895

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Susquehanna performed its annual goodwill impairment tests in the second quarter of 2010 and determined that the fair value of each of its reporting units exceeded its book value, and there was no goodwill impairment. However, taking into consideration current market conditions, Susquehanna decided that it would be prudent to perform an interim goodwill impairment test for its bank reporting unit at March 31, 2011.

Goodwill assigned to the bank reporting unit at both March 31, 2011 and May 31, 2010 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna considered two key ratios to measure goodwill of the bank reporting unit for impairment: price to book and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at March 31, 2011 and May 31, 2010.

	Interim	Annual
Ratio	March 31, 2011	May 31, 2010
Price to book	1.31X	1.41X
Price to tangible book	1.58X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 9.8% at March 31, 2011 and by 14.2% at May 31, 2010.

NOTE 6. Borrowings

Short-term borrowings	March 31, 2011	December 31, 2010
Securities sold under repurchase agreements	$309,739	$306,423
Federal funds purchased	293,000	458,000
Treasury tax and loan notes	6,545	6,200

Total short-term borrowings	$609,284	$770,623

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 7. Earnings per Share (EPS)

The following table sets forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
	Income	Average Common Shares	Per Share Amount	Income	Average Common Shares	Per Share Amount
Basic Earnings per Share:
Income available to common shareholders	$9,761	129,727	$0.08	$3,315	94,591	$0.04
Effect of Diluted Securities:
Stock options and restricted shares outstanding		69			18

Diluted Earnings per Share:
Income available to common shareholders and assuming conversion	$9,761	129,796	$0.08	$3,315	94,609	$0.04

For the three months ended March 31, 2011 and 2010, average options to purchase 2,046 shares and 2,447 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended March 31, 2011 and 2010, warrants to purchase 0 shares and 3,028 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		Supplement Executive Retirement Plan		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$1,248	$1,401	$31	$33	$194	$191
Interest cost	1,694	1,589	71	73	185	193
Expected return on plan assets	(2,563)	(2,437)	0	0	0	0
Amortization of prior service cost	6	6	29	29	16	16
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	1,020	595	36	25	0	0
Curtailments/settlements	0	0	0	0	0	0

Net periodic benefit cost	$1,405	$1,154	$167	$160	$423	$428

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $191 to its pension plans and $690 to its other postretirement benefit plan in 2011. As of March 31, 2011, $48 of contributions have been made to its pension plans, and $173 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $143 to fund its

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

pension plans in 2011, for a total of $191, and an additional $517 to its other postretirement benefit plan, for a total of $690.

NOTE 9. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Susquehanna is exposed to certain risks arising from both its business operations and economic conditions, and principally manages its exposures through management of its core business activities. Susquehanna manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, Susquehanna enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Susquehanna’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to certain variable-rate liabilities. Susquehanna also has derivatives that are a result of a service it provides to certain qualifying customers, and therefore, are not used to manage interest-rate risk in its assets or liabilities. Susquehanna manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its net exposure resulting from such transactions. All derivatives are recorded at fair value.

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of March 31, 2011, Susquehanna had eight interest rate swaps with an aggregate notional amount of $719,292 that were designated as cash flow hedges of interest-rate risk. One of these interest rate swaps, with a notional amount of $44,292 and a fair value of $174, relates to a consolidated variable interest entity.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first three months of 2011, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the first three months of 2011 and 2010, Susquehanna recognized $103 and $0, respectively, in other expenses as a result of the ineffectiveness of its cash flow hedges.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next twelve months, Susquehanna estimates that $16,649 will be reclassified as an increase to interest expense.

Non-designated Derivatives

Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings.

Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers with high-quality credit ratings. Susquehanna executes interest rate

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

derivatives with commercial banking customers to facilitate their respective risk management strategies. The credit risk associated with derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. Susquehanna obtains collateral based upon its assessment of the customers’ credit quality. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party to minimize Susquehanna’s net risk exposure resulting from those transactions. At March 31, 2011, Susquehanna had eighty-six derivative transactions related to this program with an aggregate notional amount of $573,749. For the first three months of 2011, Susquehanna recognized a net loss of $44 related to changes in fair value of the derivatives in this program. For the first three months of 2010, Susquehanna recognized a net loss of $554 related to changes in fair value of the derivatives in this program.

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

At March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $26,788. At March 31, 2011, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $28,160. If Susquehanna had breached any of the above provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Fair Values of Derivative Instruments March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$174	Other liabilities	$24,379
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	14,981	Other liabilities	14,922

Total derivatives		$15,155		$39,301

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$181	Other liabilities	$31,793
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	17,167	Other liabilities	16,767

Total derivatives		$17,348		$48,560

The Effect of Derivative Instruments on the Statement of Income

Three months ended March 31, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(15,300)	Interest expense	$(1,476)	Other expense	$(103)

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Income (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$889
	Other expense	(2)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Three months ended March 31, 2010
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclasified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(7,064)	Interest expense	$(367)	Other expense	$392

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(554)

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

					For theThree Months Ended March 31,
	Principal Balance		Risk Assets (1)		Net Credit Losses (Recoveries)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	2011	2010
Loans and leases held in portfolio	$9,397,786	$9,417,801	$249,958	$235,972	$33,601	$38,549
Home equity loans held by VIEs	210,212	215,396	4,424	5,511	191	171
Leases serviced for others	599	2,548	11	11	4	(3)

Total loans and leases serviced	$9,608,597	$9,635,745	$254,393	$241,494	$33,796	$38,717

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans	Three Months Ended March 31,
	2011	2010
Additional draws conveyed	$7,808	$8,372
Servicing fees received	231	260
Other cash flows received	1,640	1,204

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

At March 31, 2011, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2011 and December 31, 2010, on the consolidated balance sheets and by levels within the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$261,646	$0	$261,646	$0
Obligations of states and political subdivisions	411,446		411,446
Agency residential mortgage-backed securities	1,414,743		1,414,743
Non-agency residential mortgage-backed securities	108,674		108,674
Commercial mortgage-backed securities	70,906		70,906
Other structured financial products	13,992		0	13,992
Other debt securities	44,007		44,007
Equity securities of the FHLB	71,105		71,105
Equity securities of the FRB	50,225		50,225
Other equity securities	24,225	2,530	18,296	3,399
Derivatives: (1)
Designated as hedging instruments	174		174
Not designated or qualifying as hedging instruments	14,981		14,981

Total	$2,486,124	$2,530	$2,466,203	$17,391

Liabilities
Derivatives: (2)
Designated as hedging instruments	$24,379	$0	$24,379	$0
Not designated or qualifying as hedging instruments	14,922		14,922

Total	$39,301	$0	$39,301	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$268,175	$0	$268,175	$0
Obligations of states and political subdivisions	396,660		396,660
Agency residential mortgage-backed securities	1,323,569		1,323,569
Non-agency residential mortgage-backed securities	116,811		116,811
Commercial mortgage-backed securities	104,842		104,842
Other structured financial products	12,503		0	12,503
Other debt securities	41,000		41,000
Equity securities of the FHLB	71,065		71,065
Equity securities of the FRB	50,225		50,225
Other equity securities	24,093	2,446	18,266	3,381
Derivatives: (1)
Designated as hedging instruments	181		181
Not designated or qualifying as hedging instruments	17,167		17,167

Total	$2,426,291	$2,446	$2,407,961	$15,884

Liabilities
Derivatives: (2)
Designated as hedging instruments	$31,793	$0	$31,793	$0
Not designated or qualifying as hedging instruments	16,767		16,767

Total	$48,560	$0	$48,560	$0

(1)	Included in Other assets

(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll forwards of the balance sheet amounts for the three months ended March 31, 2011 and 2010, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities
	Equity Securities		Other Structured Financial Products			Total
Balance at January 1, 2011	$3,381		$12,503			$15,884
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	18		1,489			1,507

Balance at March 31, 2011	$3,399		$13,992			$17,391

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest- only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)		(557)				(557)
Included in other comprehensive income (before taxes)		(40)	(706)			(746)

Balance at March 31, 2010	$4,081	$734	$13,407	$0	$0	$18,222

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

The following tables present assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, on the consolidated balance sheets and by the valuation hierarchy.

Description	March 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$102,977	$0	$0	$102,977
Foreclosed assets	26,739	0	0	26,739

	$129,716	$0	$0	$129,716

Specific reserves for the first three months of 2011 were reduced by $7,875. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at March 31, 2011.

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$103,818	$0	$0	$103,818
Foreclosed assets	18,489	0	0	18,489

	$122,307	$0	$0	$122,307

Specific reserves identified during 2010 were reduced by $4,732. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at December 31, 2010.

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$191,207	$191,207	$200,646	$200,646
Short-term investments	58,063	58,063	93,947	93,947
Investment securities	2,479,580	2,479,580	2,417,611	2,417,611
Loans and leases	9,414,765	9,308,527	9,441,363	9,492,108
Derivatives	15,155	15,155	17,348	17,348
Financial liabilities:
Deposits	9,280,857	9,029,286	9,191,207	9,265,942
Short-term borrowings	609,284	609,284	770,623	770,623
FHLB borrowings	1,091,125	1,151,342	1,101,620	1,167,743
Long-term debt	694,398	676,604	705,954	683,628
Derivatives	39,301	39,301	48,560	48,560

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 12. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended March 31, 2011, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended March 31, 2011. The actual effective rate for the reporting period ended March 31, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

NOTE 13. Loss Contingency

In September 2010, Lehman Brothers Special Financing Inc. (“LBSF”) filed suit in the United States Bankruptcy Court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, including Susquehanna, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate collateralized debt obligation transactions (“CDO”). In June 2007, two affiliates of Susquehanna each purchased $5,000 in AAA rated Class A Notes of a CDO offered by Lehman Brothers Inc. Concurrently with the issuance of the notes, the issuer entered into a credit swap with LBSF. Lehman Brothers Holdings Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an Event of Default under the indenture occurred, and the trustee declared the notes to be immediately due and payable. Susquehanna was repaid its principal on the notes in September 2008. This legal proceeding is in the early stages of discovery; thus it is not yet possible for Susquehanna to estimate potential loss, if any. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding, will have a material adverse effect on Susquehanna’s financial position, or cash flows, although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on Susquehanna’s results of operations in any future quarterly reporting period.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions, the impact of new regulations on our business, our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; whether we will be required to sell available-for-sale securities that are in an unrealized loss position; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2011 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation premiums;

•	the timing of the consummation of the Merger, or failure to consummate the Merger; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to Susquehanna and its wholly owned subsidiaries: Boston Service Company, Inc., (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. (“VFAM”), Stratton Management Company and subsidiary (“Stratton”), and The Addis Group, LLC.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first three months of 2011 have been impacted by a number of issues related to this downturn, including an elevated provision for loan and lease losses and related credit costs. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.” With these factors in mind, we have updated our 2011 financial goals as follows:

Updated Financial Goals for 2011

	Original Targets	Updated Targets
Net interest margin	3.60%	3.60%
Loan growth	4.0%	4.0%
Deposit growth	4.0%	5.0%
Noninterest income growth	–1.0%	0.0%
Noninterest expense growth	0.0%	1.5%
Tax rate	24.0%	18.0%

We are also closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. We have set up a committee of senior officers to review the new rules as they are published, and our management team will be prepared to update our procedures as necessary. We anticipate that upcoming changes are likely to include adjustments to rates paid to the Federal Deposit Insurance Corporation and limits on the interchange fees that banks earn on debit and credit card transactions. There may be additional regulations that could result in increased costs and decreased revenues.

Pending Acquisition

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

Results of Operations

Summary of First Quarter 2011 Compared to First Quarter 2010

Net income available to common shareholders for the first quarter of 2011 was $9.8 million, an increase of $6.4 million when compared to net income available to common shareholders of $3.3 million for the first quarter of 2010. Net interest income decreased 3.0%, to $105.0 million for the first quarter of 2011, from $108.3 million for the first quarter of 2010. The provision for loan and lease losses decreased 22.2% to $35.0 million for the first quarter of 2011, from $45.0 million for the first quarter of 2010. Noninterest income decreased 3.1%, to $37.5 million for the first quarter of 2011, from $38.7 million for the first quarter of 2010. Noninterest expenses increased 1.7%, to $95.9 million for the first quarter of 2011, from $94.3 million for the first quarter of 2010.

Additional information is as follows:

	Three Months Ended March 31,
	2011	2010
Diluted Earnings per Common Share	$0.08	$0.04
Return on Average Assets	0.28%	0.22%
Return on Average Equity	2.00%	1.50%
Return on Average Tangible Equity (1)	4.86%	3.80%
Efficiency Ratio	65.64%	62.72%
Net Interest Margin	3.63%	3.80%

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

	Three Months Ended March 31,
	2011	2010
Return on average equity (GAAP basis)	2.00%	1.50%
Effect of excluding average intangible assets and related amortization	2.86%	2.30%
Return on average tangible equity	4.86%	3.80%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended March 31, 2011			For the Three-Month Period Ended March 31, 2010
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$79,350	$28	0.14	$80,938	$34	0.17
Investment securities:
Taxable	2,079,482	16,703	3.26	1,498,905	15,003	4.06
Tax-advantaged	398,293	6,078	6.19	343,471	5,677	6.70

Total investment securities	2,477,775	22,781	3.73	1,842,376	20,680	4.55

Loans and leases, (net):
Taxable	9,291,685	124,108	5.42	9,735,566	133,628	5.57
Tax-advantaged	292,413	4,141	5.74	258,269	4,002	6.28

Total loans and leases	9,584,098	128,249	5.43	9,993,835	137,630	5.59

Total interest-earning assets	12,141,223	151,058	5.05	11,917,149	158,344	5.39

Allowance for loan and lease losses	(191,213)			(174,890)
Other non-earning assets	2,015,740			2,061,713

Total assets	$13,965,750			$13,803,972

Liabilities
Deposits:
Interest-bearing demand	$3,686,930	5,519	0.61	$3,353,579	5,425	0.66
Savings	780,484	293	0.15	750,932	286	0.15
Time	3,435,868	15,181	1.79	3,740,414	22,722	2.46
Short-term borrowings	747,763	1,897	1.03	817,394	758	0.38
FHLB borrowings	1,100,358	10,392	3.83	975,745	9,635	4.00
Long-term debt	700,526	9,176	5.31	694,204	7,839	4.58

Total interest-bearing liabilities	10,451,929	42,458	1.65	10,332,268	46,665	1.83

Demand deposits	1,339,573			1,223,789
Other liabilities	190,688			221,164

Total liabilities	11,982,190			11,777,221
Shareholders’ equity	1,983,560			2,026,751

Total liabilities and shareholders’ equity	$13,965,750			$13,803,972

Net interest income / yield on average earning assets		$108,600	3.63		$111,679	3.80

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

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased to $105.0 million for the first quarter of 2011, as compared to $108.3 million for the same period in 2010. Net interest income as a percentage of net interest income plus noninterest income was 73.7% for each of the quarters ended March 31, 2011 and March 31, 2010.

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

The decrease of $3.3 million in our net interest income for the first quarter of 2011, as compared to the first quarter of 2010, was primarily the result of a reduction in our net interest margin of seventeen basis points, from 3.80% to 3.63%. This is a result of the lengthening our borrowings to produce a balance sheet with an asset-sensitive position so that our margin will increase when interest rates rise.

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

As was the case throughout 2010, we experienced a challenging operating environment for the first quarter of 2011. However, we continue to see signs of stabilization. Net charge-offs for the first quarter of 2011 decreased to $33.6 million, or 1.42% of average loans and leases, when compared to net charge-offs for the first quarter of 2010 of $38.5, or 1.56% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the fourth quarter of 2010 were $34.3 million, and net-charge-offs for the third quarter of 2010 were $34.7 million. As a result, we decreased the provision for loan and lease losses from $45.0 million for the first quarter of 2010 to $35.0 million for the first quarter of 2011.

The allowance for loan and lease losses was 2.01% of period-end loans and leases, or $193.2 million, at March 31, 2011; 1.99% of period-end loans and leases, or $191.8 million, at December 31, 2010; and 1.80% of period-end loans and leases, or $178.8 million, at March 31, 2010.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at March 31, 2011. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at March 31, 2011.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Balance - Beginning of period	$191,834	$172,368
Additions	35,000	45,000
Charge-offs:
Commercial, financial, and agricultural	(4,893)	(5,036)
Real estate - construction	(10,984)	(12,683)
Real estate secured - residential	(4,480)	(6,137)
Real estate secured - commercial	(16,170)	(14,728)
Consumer	(2,305)	(1,097)
Leases	(1,743)	(2,663)

Total charge-offs	(40,575)	(42,344)

Recoveries:
Commercial, financial, and agricultural	1,193	1,244
Real estate - construction	2,830	1,370
Real estate secured - residential	677	154
Real estate secured - commercial	1,728	198
Consumer	226	475
Leases	320	354

Total recoveries	6,974	3,795

Net charge-offs	(33,601)	(38,549)

Balance - Period end	$193,233	$178,819

Net charge-offs as a percentage of average loans and leases (annualized)	1.42%	1.56%
Allowance as a percentage of period-end loans and leases	2.01%	1.80%

Average loans and leases	$9,584,098	$9,993,835
Period-end loans and leases	9,607,998	9,961,666

Noninterest Income

First Quarter 2011 Compared to First Quarter 2010

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.3% for the first quarter of 2011 and 26.3% for the first quarter of 2010.

Noninterest income decreased $1.2 million, or 3.1%, for the first quarter of 2011, as compared to the first quarter of 2010. This net decrease was primarily the result of the following:

•	Increased gains on the sale of loans and leases of $2.1 million;

•	Decreased net realized gains on securities (excluding other-than-temporary impairment) of $4.7 million; and

•	Increased other-than-temporary impairment of securities related to credit losses of $1.7 million.

Gains on sales of loans and leases. The 106.0% increase primarily is the result of increased gains on the sale of Small Business Administration loans and increased volumes of mortgages loans sold.

Net realized gains on securities. During the first quarter of 2011, we realized net gains of $1.9 million on the sale of securities with an aggregate book value of $86.5 million. During the first quarter of 2010, we realized net gains of $6.6 million on the sale of securities with an aggregate book value of $143.8 million.

Other-than-temporary impairment of securities related to credit losses. During the first quarter of 2011, we recognized $2.2 million of other-than-temporary impairment losses related to three non-agency residential mortgage-backed securities. During the first quarter of 2010, we recognized a $0.6 million of other-than-temporary impairment loss related to a synthetic collateralized debt obligation.

Noninterest Expenses

First Quarter 2011 Compared to First Quarter 2010

Noninterest expenses increased $1.6 million, or 1.7%, from $94.3 million for the first quarter of 2010, to $95.9 million for the first quarter of 2011. This net increase was primarily the result of a net increase in salaries and employee benefits of $2.9 million, which we attribute to increased incentive compensation and a reduction in open positions.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended March 31, 2011, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended

March 31, 2011. The actual effective rate for the reporting period ended March 31, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of March 31, 2011 Compared to December 31, 2010

Total assets at March 31, 2011 were $14.0 billion, relatively unchanged from December 31, 2010. Total loans at March 31, 2011 were $9.6 billion, also relatively unchanged from December 31, 2010. Total deposits increased $89.7 million from December 31, 2010. Total equity capital was $2.0 billion at March 31, 2011, or $15.38 per share and $2.0 billion at December 31, 2010 or $15.27 per share, at December 31, 2010.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At March 31, 2011, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

For information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

For information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Risk Assets

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	March 31, 2011	December 31, 2010	March 31, 2010
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$19,972	$20,012	$23,009
Real estate - construction	56,446	57,779	97,234
Real estate secured - residential	55,930	50,973	52,749
Real estate secured - commercial	77,533	65,313	70,635
Consumer	—	1	24
Leases	3,060	2,817	4,012

Total nonaccrual loans and leases	212,941	196,895	247,663
Foreclosed real estate	26,739	18,489	20,697

Total nonperforming assets	$239,680	$215,384	$268,360

Nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate	2.49%	2.23%	2.69%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	91%	97%	72%
Loans and leases contractually past due 90 days and still accruing	$10,278	$20,588	$20,412
Troubled debt restructurings	78,459	114,566	55,038

Nonperforming assets increased from $215.4 million at December 31, 2010, to $239.7 million at March 31, 2011. The net increase was primarily the result of the effects of the continuing economic downturn on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate increased from 2.23% at December 31, 2010 to 2.49% at March 31, 2011.

Troubled debt restructurings fell $36.1 million, from $114.6 million at December 31, 2010 to $78.5 million at March 31, 2011. Approximately $6.3 million of the decline was transferred to nonaccrual, and $5.3 million was charged-off. Loans aggregating $5.8 million at December 31, 2010 were paid off. The remainder of the decline is related to loans that have been returned to accruing status as they have been performing under the restructured terms.

Of the $227.3 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $101.9 million, or 44.8%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At March 31, 2011, real estate – construction loans comprised only 8.6% of our total loan and lease portfolio, but accounted for 26.5% of nonaccrual loans and leases and 24.7% of our allowance for loan and lease losses. In addition, for the three months ended March 31, 2011, this loan type accounted for 24.3% of total net charge-offs. As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at March 31, 2011	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored(1)	Net Charge-offs(2)	Reserve(3)
	(dollars is thousands)
1-4 Family:
Construction	$200,393	24.4%	1.9%	0.0%	16.0%	17.1%	8.4%	6.8%
Land development	186,602	22.6	0.4	0.1	0.7	15.8	1.4	6.1
Raw land	6,136	0.7	0.0	0.0	0.1	42.5	24.2	7.5

	393,131	47.7	1.2	0.1	8.5	16.9	5.5	6.5

All Other:
Construction:
Investor	171,712	20.8	0.0	0.0	0.3	2.4	6.6	6.0
Owner-occupied	16,170	2.0	1.5	0.0	0.0	0.0	1.6	4.9
Land development:
Investor	186,658	22.6	1.1	0.0	8.4	25.1	8.5	4.4
Owner-occupied	15,576	1.9	0.0	0.0	0.0	6.5	0.5	5.9
Raw land:
Investor	40,937	5.0	1.2	0.0	16.6	22.3	6.9	5.2
Owner-occupied	496	0.1	0.0	0.0	0.0	0.0	0.0	0.5

	431,549	52.3	0.6	0.0	5.3	14.2	7.1	5.2

Total	$824,680	100.0	0.9	0.0	6.8	15.5	6.4	5.8

(1)	represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at March 31, 2011 plus the net charge-offs.
(3)	represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2011.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at March 31, 2011	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$200,393	53.8%	4.1%	37.1%	5.0%
Land development	186,602	48.7	5.7	37.0	8.6
Raw land	6,136	37.1	3.1	59.8	0.0

	393,131	51.1	4.9	37.4	6.6

All Other:
Construction:
Investor	171,712	36.1	20.7	43.3	0.0
Owner-occupied	16,170	34.7	1.5	63.8	0.0
Land development:
Investor	186,658	20.0	2.2	57.7	20.1
Owner-occupied	15,576	74.8	0.0	25.2	0.0
Raw land:
Investor	40,937	21.5	12.4	65.4	0.6
Owner-occupied	496	87.2	0.0	12.8	0.0

	431,549	29.2	10.4	51.7	8.7

Total	$824,680	39.6	7.8	44.9	7.7

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at March 31, 2011	Global Debt Coverage Ratio Less than 1.1 Times(1)	Average Loan to Value (current)
	(dollars in thousands)
1-4 Family:
Construction	$200,393	25.3%	80.6%
Land development	186,602	6.9	68.1
Raw land	6,136	14.1	70.8

	393,131	16.5	75.6

All Other:
Construction:
Investor	171,712	1.1	78.5
Owner-occupied	16,170	0.0	70.1
Land development:
Investor	186,658	28.2	68.9
Owner-occupied	15,576	28.3	55.5
Raw land:
Investor	40,937	18.5	70.9
Owner-occupied	496	0.0	85.7

	431,549	15.6	71.0

	$824,680	16.0	73.4

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We conduct quarterly portfolio reviews of real estate – construction loan relationships in excess of $0.75 million in order to identify potential problem loans. For those loan relationships under $0.75 million, the evaluation of risk is based upon delinquency. The review of loans in excess of $0.75 million consists of:

•

Determining whether the project’s economics are achievable within a time frame such that the available cash flow of this and all of the projects of the borrower/guarantor (whether financed or not financed by Susquehanna) is sufficient to pay the required payments of interest plus principal during a rolling fifteen- month projection.

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

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption (units leased or sold). If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current appraisal, and the short fall is charged off. All charged-off loans become part of the calculation for the loan and lease loss reserve.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation, and where necessary, to work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2011 will be challenging, with the volatility of key commodity prices and its impact on the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment test in the second quarter of 2010 and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. However, taking into consideration current market conditions, we decided that it would be prudent to perform an interim goodwill impairment test for our bank reporting unit. At March 31, 2011, the fair value of this unit exceeded its book value, and there was no goodwill impairment.

Given the continuing difficulties in the economy and overall market conditions, we will continue to assess the need for interim goodwill impairment tests. For additional information about goodwill, refer to “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 1.0%, or $89.7 million, from December 31, 2010 to March 31, 2011. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 1.1%, 0.6%, and 4.1%, respectively. We attribute these increases to customers seeking safety and security while maintaining ready access to their funds. Time deposits less than $0.1 million decreased 4.3%, or $93.9 million, from December 31, 2010 to March 31, 2011. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 9.3%, or $114.9 million, from December 31, 2010 to March 31, 2011. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

Shareholders’ Equity

Repurchase of Warrant from the U.S. Treasury

On January 19, 2011, we repurchased the warrant that was issued to the U. S. Treasury on December 12, 2008 in conjunction with our participation in the TARP Capital Purchase Program. The warrant entitled the U.S. Treasury to purchase up to 3.0 million shares of Susquehanna’s common stock at a price of $14.86 per share. We paid $5.3 million to the Treasury to repurchase the warrant. The repurchase of the warrant concluded our participation in the Capital Purchase Program.

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

Our capital ratios are as follows:

Table 8. Regulatory Capital Ratios

	At March 31, 2011	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.68%	N/A	N/A
Tier 1 Common Ratio	9.67%	N/A	7.0%
Leverage Ratio	10.34%	5.0%	4.0%
Tier 1 Capital Ratio	12.75%	6.0%	8.5%
Total Risk-based Capital Ratio	14.83%	10.0%	10.5%

(1)	Includes deferred tax liability of $41.8 million associated with intangibles.

Loss Contingency

In September 2010, Lehman Brothers Special Financing Inc. (“LBSF”) filed suit in the United States Bankruptcy Court for the Southern District of New York against certain indenture trustees, certain special-purpose entities (issuers) and a class of noteholders and trust certificate holders who received distributions from the trustees, including Susquehanna, to recover funds that were allegedly improperly paid to the noteholders in forty-seven separate collateralized debt obligation transactions (“CDO”). In June 2007, two of our affiliates each purchased $5.0 million in AAA rated Class A Notes of a CDO offered by Lehman Brothers Inc. Concurrently with the issuance of the notes, the issuer entered into a credit swap with LBSF. Lehman Brothers Holdings Inc. (“LBHI”) guaranteed LBSF’s obligations to the issuer under the credit swap. When LBHI filed for bankruptcy in September 2008, an Event of Default under the indenture occurred, and the trustee declared the notes to be immediately due and payable. Susquehanna was repaid its principal on the notes in September 2008. This legal proceeding is in the early stages of discovery; thus it is not yet possible for us to estimate potential loss, if any. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding, will have a material adverse effect on our financial position, or cash flows, although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2011, our bank subsidiary had approximately $753.5 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $550.7 million more would have been available provided that additional collateral had been pledged. Furthermore, at March 31, 2011, we had unused federal funds lines of $1.1 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At March 31, 2011, we had unused collateralized availability of $939.3 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $24.6 million at March 31, 2011 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At March 31, 2011, our asset/liability position was asset sensitive.

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

Shareholder Litigation Related to the Merger

On March 17, 2011, a putative class action lawsuit was filed in the Court of Common Pleas, Montgomery County, Pennsylvania, against the directors of Abington and Susquehanna, RSD Capital vs. Robert W. White, et al., C.A. No. 2011-06590. The lawsuit in Montgomery County alleged that the named Abington directors, in approving the Merger Agreement, tortiously interfered with a contractual relationship between Abington and its shareholders and interfered with a prospective economic advantage of the Abington shareholders. The Complaint also purported to allege that Susquehanna also tortiously interfered with the same contract and alleged prospective economic advantage. Plaintiffs in the Montgomery County lawsuit, among other things, requested an unspecified amount of monetary damages as well as a temporary restraining order with respect to consummation of the merger. The defendants filed Preliminary Objection seeking the dismissal of the complaint. On April 13, 2011, the court sustained defendants’ Preliminary Objections to the complaint, and entered an order dismissing the action against all defendants with prejudice. The period for Plaintiff to appeal the court’s order has not yet expired.

On March 25, 2011, a putative class action lawsuit was filed by separate plaintiffs in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Abington, Abington’s directors (other than Jack J. Sandoski) and Susquehanna, Exum, et al. vs. Robert W. White, et al., C.A. No. 110302814. These Plaintiffs had previously made a demand on Abington’s Board of Directors to initiate suit on behalf of Abington and the demand was denied by a committee of Abington’s Board of Directors. The lawsuit in Philadelphia County, which was also brought as a shareholders’ derivative suit on behalf of Abington, alleged, among other things, that the Abington Board of Directors breached its fiduciary duties in connection with its approval of the Merger Agreement in that the consideration offered to Abington’s shareholders in the Merger was alleged to be inadequate and the process used to negotiate the Merger Agreement was alleged to be unfair, and that such breaches of fiduciary duty were exacerbated by preclusive transaction protection devices. The lawsuit also alleged that the disclosure provided in the joint proxy statement/prospectus of Susquehanna and Abington, dated March 18, 2011 (the “Joint Proxy Statement/Prospectus”) and included in the registration statement on Form S-4 filed by Susquehanna with the Securities and Exchange Commission (the “SEC”) (File No. 333-172626), failed to provide required material information necessary for Abington’s shareholders to make a fully informed decision concerning the Merger Agreement and the transactions contemplated thereby. The Philadelphia County complaint also alleged that Susquehanna aided and abetted the Abington Board of Directors in breaching its fiduciary duties. The plaintiffs in Philadelphia County requested, among other things, an unspecified amount of monetary damages and injunctive relief.

        On April 12, 2011, the Plaintiffs in the Philadelphia County lawsuit filed a Stipulation of Dismissal to dismiss Susquehanna from the action. On April 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the Complaint, Abington and the other named defendants entered into a Memorandum of Understanding (“MOU”) with the plaintiffs in the Philadelphia County lawsuit. Susquehanna was also a party to the MOU. Under the terms of the MOU, Abington, the other named defendants, Susquehanna and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $250,000 subject to court approval, and Abington has agreed not to oppose plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid in the merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The settlement will not affect the timing of the Annual Meeting of Shareholders of Susquehanna scheduled for May 6, 2011 to vote upon, among other things, a proposal to adopt the Merger Agreement.

Other Legal Proceedings

From time to time, Susquehanna receives subpoenas and other requests for information from various federal and state governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Susquehanna’s policy is to fully cooperate with such inquiries. Susquehanna and certain of its subsidiaries have been named as defendants in various legal actions arising in connection with Susquehanna’s business activities. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of legal proceedings or regulatory matters will have a material adverse effect on Susquehanna’s financial position or cash flows, although, at the present time, management is not in a position to determine whether any pending or threatened matters will have a material adverse effect on Susquehanna’s results of operations in any future quarterly reporting period.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits filed as part of this report are as follows:

2.1	Agreement and Plan of Merger by and between Susquehanna and Abington Bancorp, Inc., dated January 26, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed January 27, 2011.

3.1	Amended and Restated By-laws, dated February 27, 2008, as amended January 19, 2011 and February 24, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Amended and Restated 2005 Equity Compensation Plan, as amended, attached hereto as Exhibit 10.1.*

10.2	Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.3	Form of Long-Term Incentive Plan restricted stock unit grant agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.4	Form of Long-Term Incentive Plan non-qualified stock option grant agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.5	Short-Term Incentive Plan, incorporated by reference to Annex E to Susquehanna’s Joint Proxy/Registration Statement on Form S-4, filed March 18, 2011.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

The Exhibits furnished** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 5, 2011	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

May 5, 2011	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

2.1	Agreement and Plan of Merger by and between Susquehanna and Abington Bancorp, Inc., dated January 26, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed January 27, 2011 .

3.1	Amended and Restated By-laws, dated February 27, 2008, as amended January 19, 2011 and February 24, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Amended and Restated 2005 Equity Compensation Plan, as amended, attached hereto as Exhibit 10.1.*

10.2	Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.3	Form of Long-Term Incentive Plan restricted stock unit grant agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.4	Form of Long-Term Incentive Plan non-qualified stock option grant agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.5	Short-Term Incentive Plan, incorporated by reference to Annex E to Susquehanna’s Joint Proxy/Registration Statement on Form S-4, filed March 18, 2011.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications is filed herewith as Exhibit 32.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.