Form 10-Q
period 2011-06-30
SUSQUEHANNA BANCSHARES INC
filed 2011-08-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, there were 130,067,574 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands, except share data)
Assets
Cash and due from banks	$211,953	$200,646	$200,520
Unrestricted short-term investments	29,135	52,252	120,021

Cash and cash equivalents	241,088	252,898	320,541
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	4,946	7,260	6,062
Restricted short-term investments	48,660	34,435	100
Securities available for sale	2,615,203	2,408,943	2,140,318
Securities held to maturity (fair values approximate $8,544; $8,668; and $8,800)	8,544	8,668	8,800
Loans and leases, net of unearned income	9,431,453	9,417,801	9,555,737
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	204,734	215,396	231,319
Less: Allowance for loan and lease losses	189,292	191,834	185,795

Net loans and leases	9,446,895	9,441,363	9,601,261

Premises and equipment, net	165,161	165,557	163,183
Other real estate and foreclosed assets	29,426	19,962	17,379
Accrued income receivable	35,084	36,121	35,142
Bank-owned life insurance	358,967	359,579	352,010
Goodwill	1,018,031	1,018,031	1,018,031
Intangible assets with finite lives	29,779	34,076	38,770
Other assets	155,960	167,192	189,936

Total Assets	$14,157,744	$13,954,085	$13,891,533

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,421,947	$1,372,235	$1,321,411
Interest-bearing demand	3,598,052	3,646,714	3,481,397
Savings	807,117	767,852	778,600
Time	2,052,626	2,168,503	2,390,652
Time of $100 or more	1,522,773	1,235,903	1,197,887

Total deposits	9,402,515	9,191,207	9,169,947
Federal Home Loan Bank short-term borrowings	400,000	300,000	0
Other short-term borrowings	635,183	770,623	619,439
Federal Home Loan Bank long-term borrowings	715,517	801,620	967,674
Other long-term debt	176,034	176,038	176,042
Junior subordinated debentures	323,125	322,880	322,605
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna's general credit	184,708	207,036	222,960
Accrued interest, taxes, and expenses payable	48,343	46,449	49,902
Deferred taxes	41,020	33,729	56,783
Other liabilities	208,397	119,701	213,730

Total Liabilities	12,134,842	11,969,283	11,799,082

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Outstanding: 0 at June 30, 2011 and December 31, 2010 and 100,000 at June 30, 2010	0	0	97,745
Common stock, $2.00 par value, 400,000,000 shares authorized. Issued: 130,070,101 at June 30, 2011; 129,965,635 at December 31, 2010; and 129,694,801 at June 30, 2010	260,140	259,931	259,390
Treasury stock, at cost. 2,527 at June 30, 2011 and 0 at December 31, 2010 and June 30, 2010	(24)	0	0
Additional paid-in capital	1,298,109	1,301,042	1,299,498
Retained earnings	498,881	481,964	470,874
Accumulated other comprehensive loss, net of taxes of $18,925; $32,526; and $19,470, respectively	(34,204)	(58,135)	(35,056)

Total Shareholders’ Equity	2,022,902	1,984,802	2,092,451

Total Liabilities and Shareholders’ Equity	$14,157,744	$13,954,085	$13,891,533

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$127,199	$136,252	$253,998	$272,481
Securities:
Taxable	15,026	13,458	30,706	27,487
Tax-exempt	4,034	3,371	7,985	7,061
Dividends	996	962	2,018	1,937
Short-term investments	23	39	52	73

Total interest income	147,278	154,082	294,759	309,039

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,624	5,980	11,436	11,691
Time	14,109	21,072	29,290	43,794
Federal Home Loan Bank short-term borrowings	3,030	0	5,338	38
Other short-term borrowings	1,837	536	3,734	1,295
Federal Home Loan Bank long-term borrowings	7,799	11,098	15,883	20,696
Other long-term debt	8,793	9,165	17,969	17,003

Total interest expense	41,192	47,851	83,650	94,517

Net interest income	106,086	106,231	211,109	214,522
Provision for loan and lease losses	28,000	43,000	63,000	88,000

Net interest income, after provision for loan and lease losses	78,086	63,231	148,109	126,522

Noninterest Income:
Service charges on deposit accounts	8,077	8,886	15,833	16,955
Vehicle origination and servicing fees	1,996	1,887	3,899	3,484
Asset management fees	7,125	7,513	14,286	14,626
Income from fiduciary-related activities	1,853	1,787	3,688	3,591
Commissions on brokerage, life insurance, and annuity sales	2,356	2,000	4,610	3,660
Commissions on property and casualty insurance sales	3,468	2,879	7,453	6,281
Other commissions and fees	6,518	6,113	12,506	11,612
Income from bank-owned life insurance	1,149	1,341	2,255	2,631
Net gain on sale of loans and leases	2,419	2,766	6,470	4,733
Net realized gain on sales of securities	1,060	4,299	2,930	10,892
Total other-than-temporary impairment, net of recoveries	(2,380)	(3,566)	(4,366)	(4,123)
Portion of loss recognized in other comprehensive income (before taxes)	1,767	1,386	1,521	1,386

Net impairment losses recognized in earnings	(613)	(2,180)	(2,845)	(2,737)
Other	1,646	980	3,436	1,225

Total noninterest income	37,054	38,271	74,521	76,953

Noninterest Expenses:
Salaries and employee benefits	53,412	49,259	104,404	97,394
Occupancy	8,861	8,510	18,516	18,351
Furniture and equipment	3,239	3,409	6,305	7,086
Advertising and marketing	3,139	3,115	5,486	5,896
FDIC insurance	5,406	4,575	8,787	8,784
Legal fees	2,723	1,836	5,317	3,600
Amortization of intangible assets	2,133	2,360	4,296	4,743
Vehicle lease disposal	2,620	3,844	5,057	7,171
Other	19,624	19,255	38,871	37,442

Total noninterest expenses	101,157	96,163	197,039	190,467

Income before income taxes	13,983	5,339	25,591	13,008
Provision for (benefit from) income taxes	2,928	(52)	4,775	114

Net Income	11,055	5,391	20,816	12,894
Preferred stock dividends and accretion	0	6,754	0	10,942

Net Income (Loss) Applicable to Common Shareholders	$11,055	$(1,363)	$20,816	$1,952

Earnings per common share:
Basic	$0.09	$(0.01)	$0.16	$0.02
Diluted	$0.09	$(0.01)	$0.16	$0.02
Cash dividends per common share	$0.02	$0.01	$0.03	$0.02
Average common shares outstanding:
Basic	129,761	129,630	129,744	112,207
Diluted	129,832	129,630	129,826	112,233

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$20,816	$12,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	16,812	13,082
Provision for loan and lease losses	63,000	88,000
Realized gain on available-for-sale securities, net	(85)	(8,155)
Deferred income taxes	(6,433)	(22,168)
Gain on sale of loans and leases	(6,470)	(4,733)
(Gain) loss on sale of other real estate and foreclosed assets	(461)	1,493
Mortgage loans originated for sale	(143,143)	(155,011)
Proceeds from sale of mortgage loans originated for sale	145,951	150,727
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	75,363	71,641
Increase in cash surrender value of bank-owned life insurance	(1,315)	(2,259)
Decrease in accrued interest receivable	1,037	1,651
(Decrease) increase in accrued interest payable	(722)	1,337
Increase in accrued expenses and taxes payable	2,616	841
Other, net	12,646	(3,285)

Net cash provided by operating activities	179,612	146,055

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(11,911)	1,529
Activity in available-for-sale securities:
Sales	146,929	231,241
Maturities, repayments, and calls	269,266	317,120
Purchases	(503,955)	(694,554)
Net (increase) decrease in loans and leases	(167,053)	141,253
Purchase of bank-owned life insurance	(2,350)	0
Proceeds from bank-owned life insurance	4,277	5,622
Proceeds from sale of foreclosed assets	17,817	16,200
Additions to premises and equipment, net	(6,110)	(4,761)

Net cash (used in) provided by investing activities	(253,090)	13,650

Cash Flows from Financing Activities:
Net increase in deposits	211,308	195,584
Net decrease in other short-term borrowings	(135,440)	(421,264)
Net increase (decrease) in short-term FHLB borrowings	100,000	(100,000)
Proceeds from long-term FHLB borrowings	0	150,000
Repayment of long-term FHLB borrowings	(85,221)	(105,095)
Proceeds from issuance of long-term debt	0	47,749
Repayment of long-term debt	(22,332)	(16,984)
Proceeds from issuance of common stock	2,545	328,636
Redemption of preferred stock	0	(200,000)
Purchase of treasury stock	(24)	0
Redemption of warrant	(5,269)	0
Cash dividends paid	(3,899)	(8,996)

Net cash provided by (used in) financing activities	61,668	(130,370)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	(11,810)	29,335
Cash and cash equivalents at January 1	252,898	291,206

Cash and cash equivalents at June 30	$241,088	$320,541

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$84,372	$93,143
Income tax payments	2,784	19,412
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$0	$7,537
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	0	248,333
Real estate acquired in settlement of loans	23,375	11,553
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna's general credit at January 1, 2010	0	239,936
Securities purchased not settled	78,268	99,475
Accretion of preferred stock discount	0	5,386
Home equity line of credit loans transferred from held for sale to held for investment	0	434,897
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	0	(5,805)
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	0	(6,922)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$292,359	86,473,612	$172,947	$0	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities						(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income						12,894		12,894
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $5,166							15,829	15,829
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $508							(878)	(878)
Change in unrealized loss on cash flow hedges, net of taxes							(23,388)	(23,388)

Total comprehensive income								4,457

Issuance of common stock		43,125,000	86,250		241,090			327,340
Issuance of common stock and options under employee benefit plans		96,189	193		1,103			1,296
Redemption of preferred stock	(200,000)							(200,000)
Accretion of discount on preferred stock	5,386					(5,386)		0
Cash dividends paid on preferred stock						(6,833)		(6,833)
Cash dividends paid on common stock ($0.02 per share)						(2,163)		(2,163)

Balance at June 30, 2010	$97,745	129,694,801	$259,390	$0	$1,299,498	$470,874	$(35,056)	$2,092,451

Balance at January 1, 2011	$0	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income						20,816		20,816
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $54							29,970	29,970
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $558							(963)	(963)
Change in unrealized loss on cash flow hedges, net of taxes of $2,513							(4,775)	(4,775)
Adjustment to postretirement benefit obligations, net of taxes of $162							(301)	(301)

Total comprehensive income								44,747

Issuance of common stock and options under employee benefit plans		104,466	209		2,336			2,545
Treasury stock purchased				(24)				(24)
Redemption of warrant					(5,269)			(5,269)
Cash dividends paid on common stock ($0.03 per share)						(3,899)		(3,899)

Balance at June 30, 2011	$0	130,070,101	$260,140	$(24)	$1,298,109	$498,881	$(34,204)	$2,022,902

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the periods ended June 30, 2011 and 2010. Certain prior-year amounts have been reclassified to conform to current period classifications and are not material to previously issued financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 83 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Guidance

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays new disclosure requirements for troubled debt restructuring activity until July 1, 2011. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In December 2010, FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include: aging of past due receivables, credit quality indicators, and modifications of financing receivables. Under the update, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period were effective for periods beginning on or after December 15, 2010. Adoption of this guidance has not had a material impact on results of operations or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. This ASU was effective for interim and annual reporting periods that began after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU has not had a material impact on results of operations or financial condition.

Recently Issued Accounting Guidance

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This ASU requires an entity that reports items of other comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In April 2011, FASB issued ASU 2011-03, Transfer and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In April 2011, FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or only after the beginning of the fiscal year of adoption. Early application is permitted. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was previously deferred by ASU 2011-01. These disclosure requirements are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 2. Pending Acquisitions

Agreement to Acquire Tower Bancorp, Inc.

On June 20, 2011, Susquehanna announced the signing of a definitive agreement under which Susquehanna agreed to acquire all outstanding shares of Tower Bancorp, Inc. (“Tower”) common stock in a stock and cash transaction. The transaction, with an approximate total value of $343,000, is expected to be completed on or around February 17, 2012. Under the terms of the agreement, Tower shareholders will have the option of receiving either 3.4696 shares of Susquehanna common stock or $28.00 in cash for each share of Tower common stock, with $88,000 of the aggregate consideration being paid in cash. The transaction will enhance Susquehanna’s already strong presence in central and southeastern Pennsylvania and will significantly increase its market share in the Pennsylvania counties of Chester, Dauphin, and Franklin. Additionally, the merger will give Susquehanna branch presence in the Pennsylvania counties of Lebanon, Fulton, and Centre.

The boards of directors of both Susquehanna and Tower have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

Agreement to Acquire Abington Bancorp, Inc.

On January 26, 2011, Susquehanna announced the signing of a definitive agreement under which Susquehanna agreed to acquire all outstanding shares of common stock of Abington Bancorp, Inc. (“Abington”) in a stock-for-stock transaction. The transaction, with an approximate total value of $268,000, is expected to be completed on or around October 1, 2011. Under the terms of the agreement, Abington shareholders will receive 1.32 shares of Susquehanna common stock for each share of Abington common stock. The locations of Abington’s bank branches provide a natural extension of Susquehanna’s network in the greater Philadelphia area.

The boards of directors and shareholders of both Susquehanna and Abington have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2011 and December 31, 2010, were as follows:

At June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$299,024	$2,750	$9	$301,765
Obligations of states and political subdivisions	400,450	11,205	1,274	410,381
Agency residential mortgage-backed securities	1,511,189	29,047	1,314	1,538,922
Non-agency residential mortgage-backed securities	91,187	0	7,508	83,679
Commercial mortgage-backed securities	66,331	2,749	0	69,080
Other structured financial products	24,755	0	10,622	14,133
Other debt securities	49,135	629	452	49,312
Equity securities of the Federal Home Loan Bank	73,079	0	0	73,079
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,935	429	737	24,627

Total available-for-sale securities	$2,590,310	$46,809	$21,916	$2,615,203

Held-to-Maturity:
Other	$4,570	$0	$0	$4,570
State and municipal	3,974	0	0	3,974

Total held-to-maturity securities	$8,544	$0	$0	$8,544

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$268,828	$2,230	$2,883	$268,175
Obligations of states and political subdivisions	397,777	4,869	5,986	396,660
Agency residential mortgage-backed securities	1,321,771	19,671	17,873	1,323,569
Non-agency residential mortgage-backed securities	129,206	32	12,427	116,811
Commercial mortgage-backed securities	99,501	5,341	0	104,842
Other structured financial products	24,680	0	12,177	12,503
Other debt securities	41,842	88	930	41,000
Equity securities of the Federal Home Loan Bank	71,065	0	0	71,065
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,689	251	847	24,093

Total available-for-sale securities	$2,429,584	$32,482	$53,123	$2,408,943

Held-to-Maturity:
Other	$4,560	$0	$0	$4,560
State and municipal	4,108	0	0	4,108

Total held-to-maturity securities	$8,668	$0	$0	$8,668

At June 30, 2011 and December 31, 2010, investment securities with carrying values of $1,572,885 and $1,561,964, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at June 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	June 30, 2011
	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$30,108	$30,927
After one year but within five years	320,322	324,341
After five years but within ten years	398,420	406,409
After ten years	1,693,221	1,705,595

Total securities available for sale	$2,442,071	$2,467,272

Securities held to maturity:
Within one year	$0	$0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,544	8,544

Total securities held to maturity	$8,544	$8,544

Gross realized gains and gross realized losses on available-for-sale securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross gains	$2,890	$4,388	$6,492	$11,015
Gross losses	(1,830)	(89)	(3,562)	(123)
Other-than-temporary impairment	(613)	(2,180)	(2,845)	(2,737)

Net gain	$447	$2,119	$85	$8,155

The following table presents Susquehanna's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

June 30, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$2,974	$9	$0	$0	$2,974	$9
Obligations of states and political subdivisions	58,456	1,206	1,091	68	59,547	1,274
Agency residential mortgage-backed securities	212,947	1,314	0	0	212,947	1,314
Non-agency residential mortgage-backed securities	11,771	175	71,908	7,333	83,679	7,508
Other structured financial products	0	0	14,133	10,622	14,133	10,622
Other debt securities	27,773	326	1,661	126	29,434	452
Other equity securities	726	168	2,377	569	3,103	737

	$314,647	$3,198	$91,170	$18,718	$405,817	$21,916

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$114,618	$2,883	$0	$0	$114,618	$2,883
Obligations of states and political subdivisions	147,732	5,483	6,215	503	153,947	5,986
Agency residential mortgage-backed securities	642,864	17,873	0	0	642,864	17,873
Non-agency residential mortgage-backed securities	5,664	124	109,272	12,303	114,936	12,427
Other structured financial products	0	0	12,503	12,177	12,503	12,177
Other debt securities	15,120	630	1,480	300	16,600	930
Other equity securities	666	210	2,103	637	2,769	847

	$926,664	$27,203	$131,573	$25,920	$1,058,237	$53,123

Non-agency residential mortgage-backed securities (All of the 14 securities are in a loss position, and nine of the securities are rated below investment grade). None of Susquehanna's non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality. However, Susquehanna’s analysis also concluded that three of these securities were other-than-temporarily impaired, and Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance - beginning of period	$3,969	$0	$1,737	$0
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	613	$1,737	$2,576	$1,737
Additional amount related to credit losses for which an other-than-temporary impairment was previously recognized	0	0	269	0

Balance - end of period	$4,582	$1,737	$4,582	$1,737

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Based on the expected cash flows derived from the model, Susquehanna expects to recover the aggregate unrealized loss in accumulated other comprehensive income ($963 at June 30, 2011). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

As of June 30, 2011	Weighted-average (%)
Annual constant prepayment speed	8.44
Loss severity (1)	45.01
Life default rate, net of recoveries (2)	7.54

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions with an aggregate unrealized loss of $10,622 and are rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

When considering Susquehanna’s pooled trust preferred securities, management considers prepayment less relevant than call options (the option of the issuer to call the issue on certain dates). The projected exercising of the call options will change as economic and market conditions change, and management will adjust the valuation model accordingly. As of June 30, 2011, the exercising of call options was assumed to be remote.

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

The present value of the expected cash flows for Susquehanna’s specific class and all classes, as well as additional information about the pooled trust preferred securities, is included in the following table.

As of June 30, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$57,840	$87,309	$45,500

Book value	$3,000	$7,032	$7,973	$6,750
Fair value	1,880	3,997	4,547	3,709

Unrealized loss	$(1,120)	$(3,035)	$(3,426)	$(3,041)

Present value of expected cash flows for all tranches within the Pooled Trust	$463,202	$403,145	$661,743	$386,475
Aggregate face value of Susquehanna’s tranche and all senior tranches (1)	369,846	356,122	541,503	345,717
Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	391,728	300,200	507,406	315,700
Actual defaults	3,000	27,580	93,500	61,500
Actual deferrals	77,400	144,690	98,900	93,480
Projected future defaults	62,829	90,695	51,406	59,880
Actual defaults as a % of original collateral	0.5%	5.5%	13.3%	12.6%
Actual deferrals as a % of original collateral (2)	12.4	28.9	14.1	19.2

Actual defaults and deferrals as a % of original collateral	12.9%	34.4%	27.4%	31.8%

Projected future defaults as a % of original collateral (3)	10.1%	18.1%	7.3%	12.3%
Actual institutions deferring and defaulted as a % of total institutions	13.4	37.5	31.1	38.0
Projected future defaults as a % of performing collateral plus deferrals	13.4	20.4	8.5	14.6

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. As of June 30, 2011, the present value of the current estimated cash flows is equal to or greater than the face amount of Susquehanna’s specific class plus all senior classes and consequently, there is no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for the full twenty quarters if the institutions are not projected to default prior to that time.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third- party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

NOTE 4. Loans and Leases

Loans and Leases, Net of Unearned Income

	June 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$1,793,490	$1,816,519
Real estate - construction	775,096	877,223
Real estate secured - residential	2,704,802	2,666,692
Real estate secured - commercial	2,999,986	2,998,176
Consumer	665,602	603,084
Leases	697,211	671,503

Total loans and leases	$9,636,187	$9,633,197

Nonaccrual loans and leases	$190,733	$196,895
Loans and leases contractually past due 90 days and still accruing	18,268	20,588
Troubled debt restructurings	62,143	114,566

Net Investment in Direct Financing Leases

	June 30, 2011	December 31, 2010
Minimum lease payments receivable	$487,297	$461,569
Estimated residual value of leases	276,625	276,911
Unearned income under lease contracts	(66,711)	(66,977)

Total leases	$697,211	$671,503

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

Three Months Ended June 30, 2011

	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2011	$31,139	$47,724	$28,909	$73,856	$2,675	$8,876	$54	$193,233
Charge-offs	(10,048)	(8,978)	(5,648)	(10,654)	(386)	(1,397)		(37,111)
Recoveries	910	2,626	606	187	319	522		5,170
Provision	7,357	3,060	6,123	9,165	147	2,090	58	28,000

Balance at June 30, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292

Six Months Ended June 30, 2011

	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(14,941)	(19,962)	(10,128)	(26,734)	(2,692)	(3,140)	0	(77,597)
Recoveries	2,103	5,456	1,283	1,825	546	842	0	12,055
Provision	10,588	8,688	10,515	27,326	2,060	3,746	77	63,000

Balance at June 30, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292

Balance at June 30, 2011:
Individually evaluated for impairment	$3,535	$3,212	$2,995	$9,271	$0	$0		$19,013

Collectively evaluated for impairment	$25,823	$41,220	$26,995	$63,283	$2,755	$10,091	$112	$170,279

Financing receivables:
Balance at June 30, 2011	$1,793,490	$775,096	$2,704,802	$2,999,986	$665,602	$697,211		$9,636,187

Balance at June 30, 2011:
Individually evaluated for impairment	$21,983	$44,062	$32,417	$94,117	$148	$0		$192,727

Collectively evaluated for impairment	$1,771,507	$731,034	$2,672,385	$2,905,869	$665,454	$697,211		$9,443,460

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Credit Quality Indicators at June 30, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Grade:
Pass (3)	$1,670,777	$526,220	$3,165,710	$5,362,707
Special mention (4)	49,968	70,959	169,929	290,856
Substandard (5)	72,745	99,462	274,930	447,137

Total	$1,793,490	$696,641	$3,610,569	$6,100,700

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Performing	$2,136,236	$665,099	$692,961	$3,494,296
Nonperforming (6)	36,438	503	4,250	41,191

Total	$2,172,674	$665,602	$697,211	$3,535,487

Credit Quality Indicators at December 31, 2010

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Grade:
Pass (3)	$1,677,506	$612,330	$3,134,762	$5,424,598
Special mention (4)	59,988	64,283	201,833	326,104
Substandard (5)	79,025	125,672	280,287	484,984

Total	$1,816,519	$802,285	$3,616,882	$6,235,686

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Performing	$2,085,067	$600,627	$667,936	$3,353,630
Nonperforming (6)	37,857	2,457	3,567	43,881

Total	$2,122,924	$603,084	$671,503	$3,397,511

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans of acceptable risk. Possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due 90 days or more.

Age Analysis of Past Due Financing Receivables as of June 30, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$6,011	$2,206	$1,466	$9,683	$1,765,587	$1,775,270
Real estate - construction	232	3,181	3,124	6,537	724,254	730,791
Real estate secured - residential	5,302	2,204	7,074	14,581	2,639,174	2,653,755
Real estate secured - commercial	8,443	7,088	5,667	21,197	2,905,444	2,926,641
Consumer	4,543	1,313	503	6,358	659,244	665,602
Leases	2,039	1,157	434	3,631	689,764	693,395

Total	$26,570	$17,149	$18,268	$61,987	$9,383,467	$9,445,454

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$0	$123	$10,112	$10,235	$7,984	$18,219
Real estate - construction	0	0	42,532	42,532	1,773	44,305
Real estate secured - residential	1,354	1,654	46,905	49,913	1,134	51,047
Real estate secured - commercial	1,297	809	35,582	37,687	35,659	73,346
Leases	0	49	2,227	2,277	1,539	3,816

Total	$2,651	$2,635	$137,358	$142,644	$48,089	$190,733

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at June 30, 2011

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,824			$13,419	$134
Real estate - construction	11,824			24,644	137
Real estate secured - residential	18,602			15,501	267
Real estate secured - commercial	38,397			45,200	448
Consumer	148			74	4

Total impaired loans without a related reserve	79,795	(1)		98,838	990

Impaired loans with a related reserve:
Commercial, financial, and agricultural	11,159		$3,535	11,092	135
Real estate - construction	32,238		3,212	28,453	91
Real estate secured - residential	13,815		2,995	17,540	260
Real estate secured - commercial	55,720		9,271	65,729	808

Total impaired loans with a related reserve	112,932	(2)	19,013	122,814	1,294

Total impaired loans:
Commercial, financial, and agricultural	21,983		3,535	24,511	269
Real estate - construction	44,062		3,212	53,097	228
Real estate secured - residential	32,417		2,995	33,041	527
Real estate secured - commercial	94,117		9,271	110,929	1,256
Consumer	148		0	74	4

Total impaired loans	$192,727		$19,013	$221,652	$2,284

(1)	$32,894 of the $79,795 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $49,914.
(2)	Charge-offs related to these loans totaled $37,204.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at December 31, 2010

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,071			$24,816	$907
Real estate - construction	31,827			43,857	652
Real estate secured - residential	10,624			10,703	594
Real estate secured - commercial	59,953			50,434	1,591
Consumer	264			100	3

Total impaired loans without a related reserve	112,739	(1)		129,910	3,747

Impaired loans with a related reserve:
Commercial, financial, and agricultural	15,497		$6,343	20,078	406
Real estate - construction	31,483		6,986	39,053	307
Real estate secured - residential	16,331		3,273	13,245	470
Real estate secured - commercial	70,606		13,627	60,766	1,747
Consumer	198		68	222	13

Total impaired loans with a related reserve	134,115	(2)	30,297	133,364	2,943

Total impaired loans:
Commercial, financial, and agricultural	25,568		6,343	44,894	1,313
Real estate - construction	63,310		6,986	82,910	959
Real estate secured - residential	26,955		3,273	23,948	1,064
Real estate secured - commercial	130,559		13,627	111,200	3,338
Consumer	462		68	322	16

Total impaired loans	$246,854		$30,297	$263,274	$6,690

(1)	$67,496 of the $112,739 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $65,617.
(2)	Charge-offs related to these loans totaled $39,962.

Financing Receivables on Nonaccrual Status

	June 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$18,219	$20,012
Real estate - construction	44,305	57,779
Real estate secured - residential	51,047	50,973
Real estate secured - commercial	73,346	65,313
Consumer	0	1
Leases	3,816	2,817

Total nonaccrual financing receivables	$190,733	$196,895

NOTE 5. Goodwill

Susquehanna tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

Susquehanna performed its annual goodwill impairment tests in the second quarter of 2011 and determined that the fair value of each of its reporting units exceeded its book value and that there was no goodwill impairment.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at both May 31, 2011 and 2010 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using information pertaining to recent non-distressed sales of financial institutions in Susquehanna's market. Susquehanna considered two key ratios to measure goodwill of the bank reporting unit for impairment: price to book and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at May 31, 2011 and 2010.

	Annual	Annual
Ratio	May 31, 2011	May 31, 2010
Price to book	1.36X	1.41X
Price to tangible book	1.60X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 13.0% at May 31, 2011 and by 14.2% at May 31, 2010.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at both May 31, 2011 and 2010 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the “market multiples” approach and the “income” approach. The income approach measures the value of the reporting unit based on a discount rate to determine the present value of the reporting unit's future economic benefit over ten years, assuming a weighted increase in the reporting unit's revenues and a weighted increase in the reporting unit's expenses. In keeping with the investment community's current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2011 and 2010.

	Annual	Annual
Factor	May 31, 2011	May 31, 2010
Discount rate	17.5%	17.5%
Weighted-average increase in revenues	6.0%	6.0%
Weighted-average increase in expenses	5.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 59.7% at May 31, 2011 and by 53.6% at May 31, 2010.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at both May 31, 2011 and 2010 was $17,177. Fair value of the property and casualty insurance reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using recent sales of property and casualty insurance companies in Susquehanna's market. Susquehanna uses two key ratios to measure goodwill of the property and casualty insurance reporting unit for impairment: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2011 and 2010.

	Annual	Annual
Ratio	May 31, 2011	May 31, 2010
Average price to book	1.23X	1.06X
Median price to earnings	13.8X	8.5X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 48.4% at May 31, 2011 and by 33.9% at May 31, 2010.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 6. Borrowings

Other short-term borrowings

	June 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$305,981	$306,423
Federal funds purchased	323,000	458,000
Treasury tax and loan notes	6,202	6,200

Total other short-term borrowings	$635,183	$770,623

NOTE 7. Earnings per Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2011 and 2010.

Basic earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income applicable to common shareholders	$11,055	$(1,363)	$20,816	$1,952
Average common shares outstanding	129,761	129,630	129,744	112,207
Basic earnings per common share	$0.09	$(0.01)	$0.16	$0.02

Diluted earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common shareholders	$11,055	$(1,363)	$20,816	$1,952
Average common shares outstanding	129,761	129,630	129,744	112,207
Dilutive potential common shares	71	0	82	26

Total diluted average common shares outstanding	129,832	129,630	129,826	112,233

Diluted earnings per common share	$0.09	$(0.01)	$0.16	$0.02

For the three months ended June 30, 2011 and 2010, average options to purchase 2,373 shares and 2,301 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive. For the three months ended June 30, 2011 and 2010, warrants to purchase 0 shares and 3,028 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' common stock equivalents were antidilutive.

For the six months ended June 30, 2011 and 2010, average options to purchase 2,157 shares and 2,075 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive. For the six months ended June 30, 2011 and 2010, warrants to purchase 0 shares and 3,028 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' common stock equivalents were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$1,248	$1,401	$31	$33	$194	$191
Interest cost	1,694	1,589	71	73	185	193
Expected return on plan assets	(2,563)	(2,437)	0	0	0	0
Amortization of prior service cost	6	6	29	29	16	16
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	1,020	595	36	25	0	0
Curtailments/settlements	0	0	0	0	0	0

Net periodic benefit cost	$1,405	$1,154	$167	$160	$423	$428

	Six Months Ended June 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$2,496	$2,802	$62	$66	$388	$382
Interest cost	3,388	3,178	142	146	370	386
Expected return on plan assets	(5,126)	(4,874)	0	0	0	0
Amortization of prior service cost	12	12	58	58	32	32
Amortization of transition obligation (asset)	0	0	0	0	56	56
Amortization of net actuarial loss	2,040	1,190	72	50	0	0
Curtailments/settlements	0	0	0	0	0	0

Net periodic benefit cost	$2,810	$2,308	$334	$320	$846	$856

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $191 to its pension plans and $690 to its other postretirement benefit plan in 2011. As of June 30, 2011, $96 of contributions have been made to its pension plans, and $345 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $95 to fund its pension plans in 2011, for a total of $191, and an additional $345 to its other postretirement benefit plan, for a total of $690.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna's objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of June 30, 2011, Susquehanna had eight interest rate swaps with an aggregate notional amount of $667,227 that were designated as cash flow hedges of interest-rate risk. One of these interest rate swaps, with a notional amount of $42,227 and a fair value of $98, relates to a consolidated variable interest entity.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first six months of 2011, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna's variable-rate liabilities. During the next 12 months, Susquehanna estimates that $17,856 will be reclassified as an increase to interest expense.

Non-designated Derivatives

Susquehanna does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage Susquehanna's exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings.

Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers with high-quality credit ratings. Susquehanna executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. The credit risk associated with derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. Susquehanna obtains collateral based upon its assessment of the customers’ credit quality. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party to minimize Susquehanna's net risk exposure resulting from those transactions. At June 30, 2011, Susquehanna had 86 derivative transactions related to this program with an aggregate notional amount of $495,811. For the first six months of 2011, Susquehanna recognized a net loss of $34 related to changes in fair value of the derivatives in this program. For the first six months of 2010, Susquehanna recognized a net gain of $71 related to changes in fair value of the derivatives in this program.

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

•

if a specified event or condition occurs that materially changes Susquehanna's creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument; and

•

if Susquehanna's credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred and the non-affected counterparty shall have the right, but not the obligation, to terminate all transactions under the agreement.

At June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $40,712. At June 30, 2011, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $48,560. If Susquehanna had breached any of the above provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

	Fair Values of Derivative Instruments
	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$98	Other liabilities	$37,544
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	17,022	Other liabilities	16,399

Total derivatives		$17,120		$53,943

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$181	Other liabilities	$31,793
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	17,167	Other liabilities	16,767

Total derivatives		$17,348		$48,560

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The Effect of Derivative Instruments on the Statement of Income

Three months ended June 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(8,610)	Interest expense	$(6,149)	Other expense	$321

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(374)
	Other expense	(121)
Three months ended June 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(16,324)	Interest expense	$(2,098)	Other expense	$(69)

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$625

Six months ended June 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(4,775)	Interest expense	$(7,625)	Other expense	$218

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$515
	Other expense	(123)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Six months ended June 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)

Interest rate contracts:	$(23,388)	Interest expense	$(2,465)	Other expense	$(461)

Derivatives not designated or qualifying as hedging instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate contracts:	Other income	$71

NOTE 10. Securitizations and Variable Interest Entities ("VIEs")

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are, by definition, variable interest entities. Susquehanna performed an analysis to determine whether it has a controlling financial interest in these entities, and thus, as the primary beneficiary, would be required to consolidate the entities. An enterprise is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Susquehanna retained servicing responsibilities and interests in the VIEs. Susquehanna receives servicing fees and rights to cash flows remaining after the investors have received the return for which they contracted. Susquehanna, as servicer, has the ability to manage the entities' assets that become delinquent to improve the economic performance of the entities. Therefore, Susquehanna meets the "power criterion." In addition, through its ownership of the entities' equity certificates, Susquehanna has the right to receive potentially significant benefits. Therefore, Susquehanna meets the "losses/benefits criterion." Since Susquehanna meets both criteria, it is the primary beneficiary of the VIEs and is required to consolidate them. Upon consolidation, Susquehanna removed retained interests of $23,705 and recorded interest-bearing deposits of $7,537, aggregate loans balances of $248,333, and long term-debt of $239,936 on January 1, 2010. In addition, Susquehanna recognized a cumulative-effect adjustment that reduced retained earnings by $5,805 and an adjustment that reduced accumulated other comprehensive income by $6,922. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna's general credit for failure of debtors to pay when due.

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

					For the Six Months Ended June 30,
	Principal Balance		Risk Assets (1)		Net Credit Losses (Recoveries)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	2011	2010
Loans and leases held in portfolio	$9,431,453	$9,417,801	$236,954	$235,972	$65,542	$74,573
Home equity loans held by VIEs	204,734	215,396	4,329	5,511	207	456
Leases serviced for others	48	2,548	10	11	1	(12)

Total loans and leases serviced	$9,636,235	$9,635,745	$241,293	$241,494	$65,750	$75,017

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Additional draws conveyed	$7,294	$9,141	$15,102	$17,513
Servicing fees received	228	255	459	515
Other cash flows received	842	1,430	2,482	2,634

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

At June 30, 2011, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna's overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in Susquehanna's principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, certain trust preferred securities, and indexed-amortizing notes.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2011 and December 31, 2010, on the consolidated balance sheets and by levels within the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$301,765	$0	$301,765	$0
Obligations of states and political subdivisions	410,381		410,381
Agency residential mortgage-backed securities	1,538,922		1,538,922
Non-agency residential mortgage-backed securities	83,679		83,679
Commercial mortgage-backed securities	69,080		69,080
Other structured financial products	14,133		0	14,133
Other debt securities	49,312		49,312
Equity securities of the FHLB	73,079		73,079
Equity securities of the FRB	50,225		50,225
Other equity securities	24,627	2,491	18,737	3,399
Derivatives: (1)
Designated as hedging instruments	98		98
Not designated or qualifying as hedging instruments	17,022		17,022

Total	$2,632,323	$2,491	$2,612,300	$17,532

Liabilities
Derivatives: (2)
Designated as hedging instruments	$37,544	$0	$37,544	$0
Not designated or qualifying as hedging instruments	16,399		16,399

Total	$53,943	$0	$53,943	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll forwards of the balance sheet amounts for the three months ended June 30, 2011 and 2010, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale Securities
	Equity Securities		Other Structured Financial Products	Total
Balance at April 1, 2011	$3,399		$13,992	$17,391
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	0		141	141

Balance at June 30, 2011	$3,399		$14,133	$17,532

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Total
Balance at April 1, 2010	$4,081	$734	$13,407	$18,222
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	(525)	842	(2,454)	(2,137)

Balance at June 30, 2010	$3,556	$1,576	$10,953	$16,085

The following tables present roll forwards of the balance sheet amounts for the six months ended June 30, 2011 and 2010, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale Securities
	Equity Securities		Other Structured Financial Products			Total
Balance at January 1, 2011	$3,381		$12,503			$15,884
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	18		1,630			1,648

Balance at June 30, 2011	$3,399		$14,133			$17,532

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest-only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)		(557)				(557)
Included in other comprehensive income (before taxes)	(525)	802	(3,160)			(2,883)

Balance at June 30, 2010	$3,556	$1,576	$10,953	$0	$0	$16,085

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Certain loans are evaluated for impairment in accordance with U.S. GAAP. To estimate the impairment of a loan, Susquehanna uses the practical expedient method, which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, most of Susquehanna's impaired loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by independent licensed appraisers. As part of Susquehanna's overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna's principal markets. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

Foreclosed Real Estate

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, on the consolidated balance sheets and by the valuation hierarchy.

Description	June 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$93,919	$0	$0	$93,919
Foreclosed real estate	27,953	0	0	27,953

	$121,872	$0	$0	$121,872

Specific reserves for the first six months of 2011 were reduced by $11,285. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at June 30, 2011.

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$103,818	$0	$0	$103,818
Foreclosed real estate	18,489	0	0	18,489

	$122,307	$0	$0	$122,307

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

The following table represents the carrying amounts and estimated fair values of Susquehanna's financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$211,953	$211,953	$200,646	$200,646
Short-term investments	82,741	82,741	93,947	93,947
Investment securities	2,623,747	2,623,747	2,417,611	2,417,611
Loans and leases	9,446,895	9,343,075	9,441,363	9,492,108
Derivatives	17,120	17,120	17,348	17,348
Financial liabilities:
Deposits	9,402,515	9,192,063	9,191,207	9,265,942
Short-term borrowings	635,183	635,183	770,623	770,623
FHLB borrowings	1,115,517	1,176,119	1,101,620	1,167,743
Long-term debt	683,867	677,031	705,954	683,628
Derivatives	53,943	53,943	48,560	48,560

NOTE 12. Share-based Compensation

On April 7, 2011, Susquehanna’s Compensation Committee granted to certain employees nonqualified stock options to purchase an aggregate of 248 shares of common stock with an exercise price of $9.77. The following table presents the assumptions used in the Black-Scholes-Merton model to estimate the fair values of options granted in 2011 and 2010, and the resultant fair values.

	2011	2010
Volatility	37.09%	32.50%
Expected dividend yield	4.00%	4.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	2.97%	2.39%
Fair value	$2.61	$1.85

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

In addition, on May 17, 2011, Susquehanna’s Compensation Committee granted an aggregate of 40 shares of restricted stock with a grant date fair value of $8.65 per share to Susquehanna’s directors and an aggregate of 158 restricted shares and restricted stock units with a weighted-average grant date fair value of $8.71 per share or unit to certain senior officers.

NOTE 13. Income Taxes

Susquehanna's provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2011, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that, as small changes in estimated "ordinary" income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2011. The actual effective rate for the reporting period ended June 30, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

NOTE 14. Loss Contingency

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions, the impact of new regulations on our business, our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; whether we will be required to sell available-for-sale securities that are in an unrealized loss position; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to maintain market share through monitoring our time-deposit portfolio; and our ability to achieve our 2011 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse international, national, and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects on the economy regarding the U.S. government’s response to the debt ceiling;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation premiums;

•	the timing of the consummation of the pending mergers with each of Tower Bancorp, Inc. and Abington Bancorp, Inc., or failure to consummate either or both of the mergers; and

•	our success in managing the risks involved in the foregoing.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first six months of 2011 have been impacted by a number of issues related to this downturn, including an elevated (when viewed from an historical perspective) provision for loan and lease losses and related credit costs. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.”

We are closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). We have set up a committee of senior officers to review the new rules as they are published, and our management team is prepared to update our procedures as necessary.

The FDIC has recently approved two rules amending its deposit assessment regulations. As a result, our FDIC insurance premium for the second quarter of 2011 increased $2.0 million, or 60%, when compared to the first quarter of 2011. The Federal Reserve Bank has also issued a final rule establishing standards for interchange fees, as required by Dodd-Frank. When this rule goes into effect in October 2011, our interchange fee revenue will be reduced by approximately $1.5 million quarterly. There may be additional regulations enacted that could result in increased costs and decreased revenues.

With certain of these factors in mind, we have updated our 2011 financial goals as follows:

Updated Financial Goals for 2011 (1)

	Original Targets	Updated Targets
Net interest margin	3.60%	3.60%
Loan growth	4.0%	3.0%
Deposit growth	4.0%	5.0%
Noninterest income growth	-1.0%	-2.0%
Noninterest expense growth	0.0%	2.0%
Tax rate	24.0%	18.0%

(1)	These targets do not include the effects of the Abington acquisition subsequent to the merger date nor any merger related costs that may be incurred in the second half of 2011.

Pending Acquisitions

Agreement to Acquire Tower Bancorp, Inc.

On June 20, 2011, we announced the signing of a definitive agreement under which we agreed to acquire all outstanding shares of Tower Bancorp, Inc. common stock in a stock and cash transaction. The transaction, with an approximate total value of $343.0 million, is expected to be completed on or around February 17, 2012. Under the terms of the agreement, Tower shareholders will have the option of receiving either 3.4696 shares of Susquehanna common stock or $28.00 in cash for each share of Tower common stock, with $88.0 million of the aggregate consideration being paid in cash. The transaction will enhance our already strong presence in central and southeastern Pennsylvania and will significantly increase our market share in the Pennsylvania counties of Chester, Dauphin, and Franklin. Additionally, the merger will give us branch presence in the Pennsylvania counties of Lebanon, Fulton, and Centre.

The boards of directors of both Susquehanna and Tower have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

Agreement to Acquire Abington Bancorp, Inc.

On January 26, 2011, we announced the signing of a definitive agreement under which we agreed to acquire all outstanding shares of common stock of Abington Bancorp, Inc. in a stock-for-stock transaction. The transaction, with an approximate total value of $268.0 million, is expected to be completed on or around October 1, 2011. Under the terms of the agreement, Abington shareholders will receive 1.32 shares of Susquehanna common stock for each share of Abington common stock. The locations of Abington’s bank branches provide a natural extension of our network in the greater Philadelphia area.

The boards of directors and shareholders of both Susquehanna and Abington have approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals.

Results of Operations

Summary of 2011 Compared to 2010

Net income available to common shareholders for the second quarter of 2011 was $11.1 million, an increase of $12.4 million when compared to net loss applicable to common shareholders of $1.4 million for the second quarter of 2010. The $1.4 million net loss applicable to common shareholders for the second quarter of 2010 includes $6.8 million in preferred stock dividends and accretion relating to our participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Net interest income of $106.1 million for the second quarter of 2011 was relatively unchanged from net interest income of $106.2 million for the second quarter of 2010. The provision for loan and lease losses decreased 34.9% to $28.0 million for the second quarter of 2011, from $43.0 million for the second quarter of 2010. Noninterest income decreased 3.2%, to $37.1 million for the second quarter of 2011, from $38.3 million for the second quarter of 2010. Noninterest expenses increased 5.2%, to $101.2 million for the second quarter of 2011, from $96.2 million for the second quarter of 2010.

Net income available to common shareholders for the first six months of 2011 was $20.8 million, an increase of $18.8 million when compared to net income available to common shareholders of $2.0 million for the first six months of 2010. The $2.0 million net income available to common shareholders for the first six months of 2010 includes $10.9 million in preferred stock dividends and accretion relating to our participation in the TARP Capital Purchase Program. Net interest income decreased 1.6%, to $211.1 million for the first six months of 2011, from $214.5 million for the first six months of 2010. The provision for loan and lease losses decreased 28.4%, to $63.0 million for the first six months of 2011, from $88.0 million for the first six months of 2010. Noninterest income decreased 3.2%, to $74.5 million for the first six months of 2011, from $77.0 million for the first six months of 2010. Noninterest expenses increased 3.5%, to $197.0 million for the first six months of 2011, from $190.5 million for the first six months of 2010.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Diluted Earnings per Common Share	$0.09	$(0.01)	$0.16	$0.02
Return on Average Assets	0.32%	0.16%	0.30%	0.19%
Return on Average Equity	2.22%	1.01%	2.11%	1.25%
Return on Average Tangible Equity (1)	5.24%	2.57%	5.05%	3.15%
Efficiency Ratio	68.90%	65.09%	67.28%	63.89%
Net Interest Margin	3.62%	3.69%	3.62%	3.75%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Return on average equity (GAAP basis)	2.22%	1.01%	2.11%	1.25%
Effect of excluding average intangible assets and related amortization	3.02%	1.56%	2.94%	1.90%
Return on average tangible equity	5.24%	2.57%	5.05%	3.15%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Three-Month Period Ended June 30, 2011			For the Three-Month Period Ended June 30, 2010
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$78,447	$23	0.12	$95,959	$39	0.16
Investment securities:
Taxable	2,064,971	16,022	3.11	1,579,983	14,420	3.66
Tax-advantaged	408,130	6,206	6.10	329,841	5,187	6.31

Total investment securities	2,473,101	22,228	3.61	1,909,824	19,607	4.12

Loans and leases, (net):
Taxable	9,315,101	124,424	5.36	9,618,981	133,599	5.57
Tax-advantaged	305,219	4,270	5.61	261,170	4,082	6.27

Total loans and leases	9,620,320	128,694	5.37	9,880,151	137,681	5.59

Total interest-earning assets	12,171,868	150,945	4.97	11,885,934	157,327	5.31

Allowance for loan and lease losses	(200,983)			(182,985)
Other non-earning assets	2,064,823			2,124,506

Total assets	$14,035,708			$13,827,455

Liabilities
Deposits:
Interest-bearing demand	$3,652,558	5,324	0.58	$3,445,011	5,679	0.66
Savings	806,682	300	0.15	778,373	301	0.16
Time	3,500,813	14,109	1.62	3,699,050	21,072	2.28
Short-term borrowings	667,856	1,837	1.10	503,082	536	0.43
FHLB borrowings	1,115,754	10,829	3.89	1,024,326	11,098	4.35
Long-term debt	690,573	8,793	5.11	726,994	9,165	5.06

Total interest-bearing liabilities	10,434,236	41,192	1.58	10,176,836	47,851	1.89

Demand deposits	1,381,708			1,291,607
Other liabilities	219,369			221,338

Total liabilities	12,035,313			11,689,781
Shareholders’ equity	2,000,395			2,137,674

Total liabilities and shareholders’ equity	$14,035,708			$13,827,455

Net interest income / yield on average earning assets		$109,753	3.62		$109,476	3.69

(1) Additional Information

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Six-Month Period Ended June 30, 2011			For the Six-Month Period Ended June 30, 2010
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$78,896	$52	0.13	$88,490	$73	0.17
Investment securities:
Taxable	2,072,186	32,724	3.18	1,539,668	29,424	3.85
Tax-advantaged	403,239	12,285	6.14	336,618	10,863	6.51

Total investment securities	2,475,425	45,009	3.67	1,876,286	40,287	4.33

Loans and leases, (net):
Taxable	9,303,458	248,532	5.39	9,676,952	267,226	5.57
Tax-advantaged	298,851	8,409	5.67	259,727	8,085	6.28

Total loans and leases	9,602,309	256,941	5.40	9,936,679	275,311	5.59

Total interest-earning assets	12,156,630	302,002	5.01	11,901,455	315,671	5.35

Allowance for loan and lease losses	(196,125)			(178,960)
Other non-earning assets	2,040,417			2,093,304

Total assets	$14,000,922			$13,815,799

Liabilities
Deposits:
Interest-bearing demand	$3,669,649	10,843	0.60	$3,399,548	11,104	0.66
Savings	793,655	593	0.15	764,728	587	0.15
Time	3,468,520	29,290	1.70	3,719,618	43,794	2.37
Short-term borrowings	707,588	3,734	1.06	659,370	1,295	0.40
FHLB borrowings	1,108,100	21,221	3.86	1,000,170	20,734	4.18
Long-term debt	695,522	17,969	5.21	710,689	17,003	4.82

Total interest-bearing liabilities	10,443,034	83,650	1.62	10,254,123	94,517	1.86

Demand deposits	1,360,757			1,257,885
Other liabilities	205,107			221,252

Total liabilities	12,008,898			11,733,260
Shareholders’ equity	1,992,024			2,082,539

Total liabilities and shareholders’ equity	$14,000,922			$13,815,799

Net interest income / yield on average earning assets		$218,352	3.62		$221,154	3.75

(1) Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. (Net interest income as a percentage of net interest income plus noninterest income was 74.1% for the quarter ended June 30, 2011 and 73.5% for the quarter ended June 30, 2010. Net interest income as a percentage of net interest income plus noninterest income was 73.9% for the six months ended June 30, 2011 and 73.6% for the six months ended June 30, 2010.) Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of noninterest-bearing demand deposits and equity capital. Table 1 above presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

For the second quarter of 2011, net interest income of $106.1 million was relatively unchanged from net interest income of $106.2 million for the same period in 2010. The net interest margin, however, decreased 7 basis points, from 3.69% for the second quarter of 2010 to 3.62% for the second quarter of 2011. The comparative decrease in net interest margin was primarily the result of declining interest rates coupled with an asset-sensitive balance sheet. Offsetting this decline in margin was a $285.9 million, or 2.4%, increase in average earning assets.

For the six months ended June 30, 2011, net interest income decreased to $211.1 million, as compared to net interest income of $214.5 million for the same period in 2010. The decrease of $3.4 million in our net interest income for the first six months of 2011, as compared to the first six months of 2010, was primarily the result of a 13 basis point decrease in net interest margin due to a decline in interest rates coupled with our asset-sensitive balance sheet. Partially offsetting this decline in margin was a $255.2 million, or 2.1%, increase in average earning assets.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable incurred losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan and lease portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve. Detailed information about the allowance for loan and lease losses is presented in Table 2.

Although we continued to experience a challenging operating environment for the first six months of 2011, we also continued to see signs of stabilization. Net charge-offs for the second quarter of 2011 decreased to $31.9 million, or 1.33% of average loans and leases, when compared to net charge-offs for the second quarter of 2010 of $36.0, or 1.46% of average loans and leases. Net charge-offs for the six months ended June 30, 2011 decreased to $65.5 million, or 1.38% of average loans and leases, when compared to net charge-offs for the six months ended June 30, 2010 of $74.6, or 1.51% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the first quarter of 2011 were $33.6 million, net charge-offs for the fourth quarter of 2010 were $34.3 million, and net-charge-offs for the third quarter of 2010 were $34.7 million. Nonaccrual loans and troubled debt restructurings also declined during this period. As a result, we decreased the provision for loan and lease losses from $88.0 million for the first six months of 2010 to $63.0 million for the first six months of 2011.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at June 30, 2011.

There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2011.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance - Beginning of period	$193,233	$178,819	$191,834	$172,368
Additions	28,000	43,000	63,000	88,000
Charge-offs:
Commercial, financial, and agricultural	(10,048)	(9,197)	(14,941)	(14,233)
Real estate - construction	(8,978)	(13,275)	(19,962)	(25,958)
Real estate secured - residential	(5,648)	(3,465)	(10,128)	(9,602)
Real estate secured - commercial	(10,654)	(11,845)	(26,734)	(26,573)
Consumer	(386)	(1,137)	(2,692)	(2,234)
Leases	(1,397)	(2,347)	(3,140)	(5,010)

Total charge-offs	(37,111)	(41,266)	(77,597)	(83,610)

Recoveries:
Commercial, financial, and agricultural	910	1,496	2,103	2,740
Real estate - construction	2,626	1,477	5,456	2,847
Real estate secured - residential	606	403	1,283	557
Real estate secured - commercial	187	1,314	1,825	1,512
Consumer	319	366	546	841
Leases	522	186	842	540

Total recoveries	5,170	5,242	12,055	9,037

Net charge-offs	(31,941)	(36,024)	(65,542)	(74,573)

Balance - Period end	$189,292	$185,795	$189,292	$185,795

Net charge-offs as a percentage of average loans and leases (annualized)	1.33%	1.46%	1.38%	1.51%
Allowance as a percentage of period-end loans and leases	1.96%	1.90%	1.96%	1.90%
Average loans and leases	$9,620,320	$9,880,151	$9,602,309	$9,936,679
Period-end loans and leases	9,636,187	9,787,056	9,636,187	9,787,056

Noninterest Income

Second Quarter 2011 Compared to Second Quarter 2010

Noninterest income, as a percentage of net interest income plus noninterest income, was 25.9% for the second quarter of 2011 and 26.5% for the second quarter of 2010.

Noninterest income decreased $1.2 million, or 3.2%, for the second quarter of 2011, as compared to the second quarter of 2010. This net decrease was primarily the result of the following:

•	Decreased net realized gains on securities (excluding other-than-temporary impairment) of $3.2 million; and

•	Decreased other-than-temporary impairment of securities related to credit losses of $1.6 million.

Net realized gains on securities. During the second quarter of 2011, we realized net gains of $1.1 million on the sale of securities with an aggregate book value of $57.5 million. During the second quarter of 2010, we realized net gains of $4.3 million on the sale of securities with an aggregate book value of $76.4 million.

Other-than-temporary impairment of securities related to credit losses. During the second quarter of 2011, we recognized a $0.6 million other-than-temporary impairment loss related to a non-agency residential mortgage-backed security. During the second quarter of 2010, we recognized a $2.2 million of other-than-temporary impairment loss related to a non-agency residential mortgage-backed security and five financial institution equity securities.

Six Months ended June 30, 2011 Compared to Six Months ended June 30, 2010

Noninterest income, as a percentage of net interest income plus noninterest income, was 26.1% for the six months ended June 30, 2011 and 26.4% for the six month ended June 30, 2010.

Noninterest income decreased $2.4 million, or 3.2%, for the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010. This net decrease was primarily the result of the following:

•	Increased commissions on property and casualty insurance sales of $1.2 million;

•	Increased gains on the sale of loans and leases of $1.7 million;

•	Decreased net realized gain on securities (excluding other-than-temporary impairment) of $8.0 million; and

•	Increased other of $2.2 million.

Commissions on property and casualty insurance sales. The 18.7% increase primarily was the result of increased volume at Addis.

Gains on sales of loans and leases. The 36.7% increase primarily is the result of increased gains on the sale of Small Business Administration loans and increased volumes of mortgages loans sold.

Net realized gain on securities. During the first six months of 2011, we realized a net gain of $2.9 million on the sale of securities with an aggregate book value of $144.0 million. During the first six months of 2010, we realized a net gain of $10.9 million on the sale of securities with an aggregate book value of $220.3 million.

Other. During the first six months of 2011, we realized a net gain on the sales of foreclosed real estate of $0.5 million. During the first six months of 2010, we realized a net loss on the sales of foreclosed real estate of $1.5 million.

Noninterest Expenses

Second Quarter 2011 Compared to Second Quarter 2010

Noninterest expenses increased $5.0 million, or 5.2%, from $96.2 million for the second quarter of 2010, to $101.2 million for the second quarter of 2011. This net increase was primarily the result of a net increase in salaries and employee benefits of $4.2 million, which we attribute to increased incentive share-based compensation, annual merit increases, and a reduction in open positions.

Six Months ended June 30, 2011 Compared to Six Months ended June 30, 2010

Noninterest expenses increased $6.6 million, or 3.5%, from $190.5 million for the six-month period ended June 30, 2010, to $197.0 million for the six-month period ended June 30, 2011. This net increase was primarily the result of a net increase in salaries and employee benefits of $7.0 million, which we attribute to increased incentive share-based compensation, annual merit increases, and a reduction in open positions.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended June 30, 2011, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended June 30, 2011. The actual effective rate for the reporting period ended June 30, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of June 30, 2011 Compared to December 31, 2010

Total assets at June 30, 2011 were $14.2 billion, relatively unchanged from December 31, 2010 when total assets were $14.0 billion. Total loans at June 30, 2011 were $9.6 billion, also relatively unchanged from December 31, 2010. Total equity capital was $2.0 billion at June 30, 2011, or $15.55 per share and $2.0 billion, or $15.27 per share, at December 31, 2010.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At June 30, 2011, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Risk Assets

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	June 30, 2011	December 31, 2010	June 30, 2010
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$18,219	$20,012	$24,917
Real estate - construction	44,305	57,779	89,476
Real estate secured - residential	51,047	50,973	48,213
Real estate secured - commercial	73,346	65,313	70,785
Consumer	0	1	4
Leases	3,816	2,817	3,983

Total nonaccrual loans and leases	190,733	196,895	237,378
Foreclosed real estate	27,953	18,489	17,379

Total nonperforming assets	$218,686	$215,384	$254,757

Nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate	2.26%	2.23%	2.60%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	99%	97%	78%
Loans and leases contractually past due 90 days and still accruing	$18,268	$20,588	$13,039
Troubled debt restructurings	62,143	114,566	79,595

Nonperforming assets increased from $215.4 million at December 31, 2010 to $218.7 million at June 30, 2011. The slight net increase was primarily the result of the effects of the continuing economic downturn on our borrowers. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate increased from 2.23% at December 31, 2010 to 2.26% at June 30, 2011.

Troubled debt restructurings decreased $52.5 million, from $114.6 million at December 31, 2010 to $62.1 million at June 30, 2011. Of this decline, loans aggregating $8.7 million were transferred to nonaccrual status, loans aggregating $12.0 million were charged-off, loans aggregating $19.1 million were paid off, and loans aggregating $6.5 million were newly restructured. Loans aggregating $19.2 million were returned to accruing status as they have been performing under the restructured terms at market interest rates.

Of the $192.7 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $79.8 million, or 41.4%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At June 30, 2011, real estate – construction loans comprised only 8.0% of our total loan and lease portfolio, but accounted for 23.2% of nonaccrual loans and leases and 23.5% of our allowance for loan and lease losses. In addition, for the six months ended June 30, 2011, this loan type accounted for 22.1% of total net charge-offs. As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at June 30, 2011	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$172,998	22.3%	0.1%	1.8%	12.3%	18.1%	10.5%	6.5%
Land development	184,539	23.8	0.4	0.0	0.4	15.9	1.5	5.9
Raw land	6,126	0.8	37.0	0.0	0.1	5.4	24.4	7.6

	363,663	46.9	0.9	0.9	6.1	16.8	6.5	6.2

All Other:
Construction:
Investor	164,478	21.2	0.0	0.0	0.2	2.5	6.5	5.6
Owner-occupied	17,394	2.2	1.3	0.0	0.0	0.0	1.5	4.8
Land development:
Investor	175,032	22.6	0.0	0.0	7.5	27.5	9.1	4.3
Owner-occupied	15,374	2.0	0.0	0.0	0.0	5.5	0.2	6.1
Raw land:
Investor	38,665	5.0	0.0	0.0	22.8	18.6	4.3	8.2
Owner-occupied	490	0.1	0.0	0.0	0.0	0.0	0.0	0.5

	411,433	53.1	0.1	0.0	5.4	14.7	7.0	5.3

Total	$775,096	100.0	0.4	0.4	5.7	15.7	6.7	5.7

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at June 30, 2011 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at June 30, 2011.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at June 30, 2011	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$172,998	53.7%	4.3%	36.9%	5.1%
Land development	184,539	46.7	5.7	37.5	10.1
Raw land	6,126	37.1	3.1	59.8	0.0

	363,663	49.9	5.0	37.6	7.6

All Other:
Construction:
Investor	164,478	34.5	15.7	48.1	1.8
Owner-occupied	17,394	15.7	16.5	67.8	0.0
Land development:
Investor	175,032	20.0	2.2	57.3	20.5
Owner-occupied	15,374	75.7	0.0	24.3	0.0
Raw land:
Investor	38,665	22.2	13.2	64.0	0.6
Owner-occupied	490	87.3	0.0	12.7	0.0

	411,433	28.0	9.2	53.4	9.5

Total	$775,096	38.2	7.2	46.0	8.6

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at June 30, 2011	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(dollars in thousands)
1-4 Family:
Construction	$172,998	25.4%	78.5%
Land development	184,539	6.6	67.8
Raw land	6,126	14.1	70.8

	363,663	15.7	74.4

All Other:
Construction:
Investor	164,478	0.5	71.5
Owner-occupied	17,394	0.0	64.2
Land development:
Investor	175,032	27.2	65.9
Owner-occupied	15,374	29.8	57.4
Raw land:
Investor	38,665	20.1	72.2
Owner-occupied	490	0.0	85.7

	411,433	15.1	68.1

	$775,096	15.4	71.5

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

We performed our annual goodwill impairment tests in the second quarter of 2011 and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. For additional information about goodwill, refer to “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 2.3%, or $211.3 million, from December 31, 2010 to June 30, 2011. Within this category, core deposits such as demand, interest-bearing demand, and savings changed 3.6%, (1.3%), and 5.1%, respectively. Time deposits less than $0.1 million decreased 5.3%, or $115.9 million, from December 31, 2010 to June 30, 2011. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 23.2%, or $286.9 million, from December 31, 2010 to June 30, 2011. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

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

Our capital ratios are as follows:

Table 8. Regulatory Capital Ratios

	At June 30, 2011	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.75%	N/A	N/A
Tier 1 Common Ratio	9.65%	N/A	7.0%
Leverage Ratio	10.37%	5.0%	4.0%
Tier 1 Capital Ratio	12.68%	6.0%	8.5%
Total Risk-based Capital Ratio	14.75%	10.0%	10.5%

(1)	Includes deferred tax liability of $41.0 million associated with intangibles.

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

Recently Adopted or Issued Accounting Guidance

For information about the impact that recently adopted or issued accounting guidance will have on our financial statements, refer to “Note 1. Accounting Policies” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2011, our bank subsidiary had approximately $655.3 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $526.3 million more would have been available provided that additional collateral had been pledged. Furthermore, at June 30, 2011, we had unused federal funds lines of $943.0 million.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At June 30, 2011, we had unused collateralized availability of $985.1 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $29.1 million at June 30, 2011 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At June 30, 2011, our asset/liability position was asset sensitive.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation Related to the Merger with Abington

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

On April 12, 2011, the Plaintiffs in the Philadelphia County lawsuit filed a Stipulation of Dismissal to dismiss Susquehanna from the action. On April 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the Complaint, Abington and the other named defendants entered into a Memorandum of Understanding (“MOU”) with the plaintiffs in the Philadelphia County lawsuit. Susquehanna was also a party to the MOU. Under the terms of the MOU, Abington, the other named defendants, Susquehanna and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $250,000 subject to court approval, and Abington has agreed not to oppose plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid in the merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter in to a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Shareholder Litigation Related to the Merger with Tower

On July 1, 2011, a verified shareholder derivative complaint was filed in the Court of Common Pleas of Dauphin County, Pennsylvania, against Tower, the members of its board of directors, and Susquehanna. The complaint in the lawsuit, Stephen Bushansky v. Andrew S. Samuel, et al., C.A. No. 2011-cv-6519 (EQ), asserts that the members of Tower’s board of directors (“Individual Defendants”) breached their fiduciary duties by causing the Tower to enter into the merger and further asserts that Susquehanna aided and abetted those alleged breaches of duties. The complaint seeks, among other relief, an order declaring that the Individual Defendants breached their fiduciary duties, awarding damages on behalf of Tower for the alleged breaches of fiduciary duties by the Individual Defendants (including punitive and actual damages, plaintiff’s counsel’s fees and experts’ fees) and enjoining the merger and the use of any defensive measures under the merger agreement or rescinding the merger (if consummated). On July 21, 2011, Mr. Bushansky served a written demand (the “Bushansky Demand”) on Tower’s board of directors alleging that the transaction was unfair, that the Individual Defendants breached their fiduciary duties and requesting that the Individual Defendants terminate the transaction as structured.

On July 8, 2011, a purported shareholder of Tower, James T. Duffey, served a written demand (“Duffey Demand”) on Tower’s board of directors requesting that the board remedy its alleged failure to engage in an independent and fair process surrounding the merger and requesting the formation of a special committee to renegotiate the terms of the merger. Tower has acknowledged receipt of the Duffey Demand and is in the process of reviewing the request.

On July 25, 2011, a purported shareholder of Tower, Edgar L. Johnston, Jr., served a written demand (“Johnston Demand”) on Tower’s board of directors requesting that the board remedy its alleged failure to engage in an independent and fair process surrounding the merger. Tower has acknowledged receipt of the Johnston Demand and is in the process of reviewing the request.

While these cases are in their early stages, Susquehanna believes that the lawsuit and demands are without merit, and intends to defend them vigorously.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In addition to those risk factors, Susquehanna shareholders carefully should consider the following additional risk factors:

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

In recent months, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Our investment portfolio at June 30, 2011 is described in “NOTE 3. Investment Securities” to our consolidated financial statements in this report and included $1.8 billion of U.S. government agency securities and agency residential mortgage-backed securities.

Risks relating to our Shareholders in Connection with the Merger with Tower

Changes in the price of our common stock prior to completion of the merger of Tower with and into Susquehanna (the “Tower Merger”) may require that we adjust the “exchange ratio,” which would have an incremental dilutive effect on the ownership interests of each Susquehanna shareholder in the combined company following the Tower Merger.

The merger agreement between Susquehanna and Tower (the “Tower Merger Agreement”) provides that Tower shareholders will have the opportunity to elect to receive in exchange for each share of Tower common stock they own immediately prior to completion of the Tower Merger a cash payment of $28.00 or the right to receive a number of shares of Susquehanna common stock equal to an “Exchange Ratio.” At the time the Tower Merger Agreement was signed, the Exchange Ratio was set at 3.4696.

If the average closing price of Susquehanna common stock for the twenty consecutive trading days ending on the third day immediately prior to the closing date is less than $6.46 (representing a 20% decline from a starting price of $8.07) and if the decline on a percentage basis in the average closing price of Susquehanna common stock from $8.07 is at least 20% more than the change in the Nasdaq Bank Index (as measured by comparing its closing price on June 20, 2011, the date of the Tower Merger Agreement, to the closing price on the date of measurement), referred to herein as a threshold decline in the Susquehanna stock price, Tower will have the right to terminate the Tower Merger Agreement. If Tower provides notice that it has elected to exercise this termination right, Susquehanna may increase the Exchange Ratio so that the aforementioned conditions would not be triggered, and the Tower Merger Agreement will remain in effect.

Any such adjustment to the Exchange Ratio would increase the total number of shares of Susquehanna common stock issued to Tower shareholders, which would have a dilutive effect on the relative ownership interest of each Susquehanna shareholder in the combined company. Accordingly, at the time of the Special Meeting, our shareholders will not be able to assess whether and to what extent Susquehanna common stock issued in the Tower Merger will impact their relative holdings in the combined company following the Tower Merger.

The required regulatory approvals and filings may not be obtained or completed, may delay the date of completion of the Tower Merger or may contain materially burdensome conditions.

Susquehanna and Tower will be required to complete and obtain regulatory approval with respect to certain filings and/or applications regarding the Tower Merger. These approvals and filings may include, among other items, applications and notices filed with the Board of Governors of the Federal Reserve System, filings and approvals under the securities or “Blue Sky” laws of various states, approval of the listing of Susquehanna’s common stock on The Nasdaq Global Select Market, approval of the Tower Merger by the Pennsylvania Department of Banking and/or related filings pursuant to the Pennsylvania Banking Code, as amended, notices filed with the Maryland Office of the Commissioner of Financial Regulation, and such other relevant filings, registrations, authorizations or approvals as may be required by a governmental or regulatory entity. Such filings and approvals must be completed prior to effecting the Tower Merger. Susquehanna and Tower have agreed to use their reasonable best efforts to complete these filings and obtain these approvals; however, satisfying any requirements of regulatory agencies may delay the date of completion of the Tower Merger or such approval may not be obtained at all. In addition, you should be aware that, as in any transaction, it is possible that, among other things, restrictions on Susquehanna after the Tower Merger may be sought by governmental agencies as a condition to obtaining the required regulatory approvals and these conditions could be materially burdensome to Susquehanna following the closing of the Tower Merger. We cannot assure you as to whether these regulatory approvals will be received, the timing of the approvals or whether any conditions will be imposed.

Failure to complete the Tower Merger could negatively affect the market price of our common stock.

If the Tower Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the Tower Merger will be completed;

•

costs relating to the Tower Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the Tower Merger is not completed; and

•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to our employees and business relationships during the period before the completion of the Tower Merger may make it difficult to regain financial and market positions if the Tower Merger does not occur.

Susquehanna and Tower will be subject to business uncertainties and contractual restrictions while the Tower Merger is pending.

Uncertainties about the effect of the Tower Merger on our and Tower’s businesses may have an adverse effect on each company. These uncertainties may also impair Tower’s ability to attract, retain and motivate strategic personnel until the Tower Merger is consummated, and could cause Tower’s customers and others that deal with Tower to seek to change existing business relationship, which could negatively impact Susquehanna upon consummation of the Tower Merger. In addition, the Tower Merger Agreement restricts us from taking certain specified actions without Tower’s consent until the Tower Merger is consummated. These restrictions may prevent us from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the Tower Merger.

Both the proposed merger with Tower and the merger with Abington are pending concurrently, which may increase the risks associated with each of these mergers as well as place a strain on our financial and personnel resources that could adversely impact our business.

On May 6, 2011, shareholders of Susquehanna and Abington approved the merger with Abington, which is expected to close on or around October 1, 2011. The merger with Tower is expected to close during the first quarter of 2012. While the Tower and Abington mergers are pending concurrently, these mergers will cause Susquehanna to continue to incur significant expenditures and will require substantial attention and effort from our management and other personnel. Our current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls might be inefficient or inadequate to supports these efforts at the same time. In addition, the risks associated with each of these mergers, as described herein, in our Joint Proxy/Registration Statement on Form S-4 filed with the SEC on March 18, 2011, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, may increase while both mergers are pending. The increased risks and obligations associated with the concurrently pending mergers could place a strain our financial position and personnel resources, which may adversely affect our stock price, revenues, results of operations and/or financial condition.

Risks Relating to Combined Operations Following the Tower Merger

Susquehanna may fail to realize the cost savings estimated for the Tower Merger.

The success of the Tower Merger will depend, in part, on Susquehanna’s ability to realize the estimated cost savings from combining Tower’s business with ours. Our management estimated at the time the proposed Tower Merger was announced that it expects to achieve total cost savings of approximately $30 million. While we continue to believe these cost savings estimates are achievable as of the date of filing of this Quarterly Report on Form 10-Q, it is possible that the potential cost savings could turn out to be more difficult to achieve than originally anticipated. The cost savings estimates also depend on the ability to combine the businesses of Susquehanna and Tower in a manner that permits those cost savings to be realized. If the estimates of Susquehanna and Tower turn out to be incorrect or we are not able to successfully combine with Tower, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Unanticipated costs relating to the Tower Merger could reduce Susquehanna’s future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of Susquehanna and Tower following the Merger. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of Susquehanna following the Tower Merger. In addition, if actual costs are materially different than expected costs, the Merger could have a significant dilutive effect on our earnings per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

The Exhibits filed as part of this report are as follows:

2.1	Agreement and Plan of Merger between Susquehanna and Tower Bancorp, Inc., dated June 20, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed June 21, 2011.

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, is filed herewith as Exhibit 3.1.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 5, 2011	/s/ WILLIAM J. REUTER
William J. Reuter
Chairman and Chief Executive Officer

August 5, 2011	/s/ DREW K. HOSTETTER
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

2.1	Agreement and Plan of Merger between Susquehanna and Tower Bancorp, Inc., dated June 20, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed June 21, 2011.

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, is filed herewith as Exhibit 3.1.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.