Form 10-Q/A
period 2011-06-30
SUSQUEHANNA BANCSHARES INC
filed 2011-08-24
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Susquehanna Bancshares, Inc. for the quarterly period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 8, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The Interactive Data Files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Susquehanna Bancshares, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

Item 6. Exhibits.

The Exhibits filed as part of this report are as follows:

2.1	Agreement and Plan of Merger between Susquehanna and Tower Bancorp, Inc., dated June 20, 2011, incorporated by reference to Exhibit 2.1 of Susquehanna’s Current Report on Form 8-K, filed June 21, 2011.

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011.*

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.*

32	Section 1350 Certifications.*

The Exhibits furnished** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

*	Previously filed.
**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 23, 2011	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

August 23, 2011	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

4