Form 10-Q
period 2011-09-30
SUSQUEHANNA BANCSHARES INC
filed 2011-11-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐  No☒

As of October 28, 2011, there were 156,689,888 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands, except share data)
Assets
Cash and due from banks	$254,074	$200,646	$201,353
Unrestricted short-term investments	31,040	52,252	66,497

Cash and cash equivalents	285,114	252,898	267,850
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	4,878	7,260	5,875
Restricted short-term investments	68,290	34,435	60,835
Securities available for sale	2,691,287	2,408,943	2,363,331
Securities held to maturity (fair values approximate $8,477; $8,668; and $8,735)	8,477	8,668	8,735
Loans and leases, net of unearned income	9,503,538	9,417,801	9,472,511
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	199,131	215,396	224,289
Less: Allowance for loan and lease losses	190,960	191,834	191,115

Net loans and leases	9,511,709	9,441,363	9,505,685

Premises and equipment, net	163,992	165,557	163,205
Other real estate and foreclosed assets	31,036	19,962	18,856
Accrued income receivable	35,358	36,121	37,942
Bank-owned life insurance	359,908	359,579	353,036
Goodwill	1,018,031	1,018,031	1,018,031
Intangible assets with finite lives	27,661	34,076	36,424
Other assets	159,488	167,192	186,815

Total Assets	$14,365,229	$13,954,085	$14,026,620

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,404,366	$1,372,235	$1,362,116
Interest-bearing demand	3,964,428	3,646,714	3,527,064
Savings	787,536	767,852	758,672
Time	2,024,999	2,168,503	2,285,754
Time of $100 or more	1,377,302	1,235,903	1,268,572

Total deposits	9,558,631	9,191,207	9,202,178
Federal Home Loan Bank short-term borrowings	400,000	300,000	300,000
Other short-term borrowings	551,245	770,623	584,023
Federal Home Loan Bank long-term borrowings	715,026	801,620	817,116
Other long-term debt	176,032	176,038	176,040
Junior subordinated debentures	323,221	322,880	322,742
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	172,909	207,036	215,959
Accrued interest, taxes, and expenses payable	47,841	46,449	57,099
Deferred taxes	48,620	33,729	38,329
Other liabilities	335,859	119,701	213,471

Total Liabilities	12,329,384	11,969,283	11,926,957

Shareholders’ equity:
Preferred stock, $1,000 liquidation value, 5,000,000 shares authorized. Outstanding: 0 at September 30, 2011 and December 31, 2010 and 100,000 at September 30, 2010	0	0	97,891
Common stock, $2.00 par value, 400,000,000 shares authorized. Issued: 130,115,580 at September 30, 2011; 129,965,635 at December 31, 2010; and 129,794,795 at September 31, 2010	260,231	259,931	259,590
Treasury stock, at cost. 5,096 at September 30, 2011 and 0 at December 31, 2010 and September 30, 2010	(39)	0	0
Additional paid-in capital	1,298,607	1,301,042	1,300,102
Retained earnings	511,239	481,964	474,161
Accumulated other comprehensive loss, net of taxes of $19,221; $32,526; and $17,983, respectively	(34,193)	(58,135)	(32,081)

Total Shareholders’ Equity	2,035,845	1,984,802	2,099,663

Total Liabilities and Shareholders’ Equity	$14,365,229	$13,954,085	$14,026,620

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$128,234	$134,047	$382,231	$406,529
Securities:
Taxable	13,993	13,468	44,700	40,955
Tax-exempt	3,958	3,891	11,944	10,951
Dividends	994	1,027	3,012	2,964
Short-term investments	29	56	80	129

Total interest income	147,208	152,489	441,967	461,528

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,274	5,785	16,711	17,475
Time	13,595	19,196	42,884	62,990
Federal Home Loan Bank short-term borrowings	3,083	711	8,421	749
Other short-term borrowings	2,220	982	5,954	2,277
Federal Home Loan Bank long-term borrowings	7,884	11,148	23,767	31,844
Other long-term debt	8,313	9,256	26,281	26,260

Total interest expense	40,369	47,078	124,018	141,595

Net interest income	106,839	105,411	317,949	319,933
Provision for loan and lease losses	25,000	40,000	88,000	128,000

Net interest income, after provision for loan and lease losses	81,839	65,411	229,949	191,933

Noninterest Income:
Service charges on deposit accounts	8,206	8,923	24,039	25,878
Vehicle origination and servicing fees	1,979	1,717	5,878	5,202
Asset management fees	7,046	6,653	21,332	21,279
Income from fiduciary-related activities	1,819	1,784	5,507	5,375
Commissions on brokerage, life insurance, and annuity sales	1,894	1,866	6,504	5,527
Commissions on property and casualty insurance sales	2,956	2,589	10,409	8,871
Other commissions and fees	7,075	6,103	19,581	17,715
Income from bank-owned life insurance	1,136	1,218	3,392	3,849
Net gain on sale of loans and leases	2,953	2,580	9,423	7,312
Net realized gain on sales of securities	1,653	393	4,584	11,285
Total other-than-temporary impairment, net of recoveries	(894)	119	(5,260)	(4,004)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	679	(441)	2,200	945

Net impairment losses recognized in earnings	(215)	(322)	(3,060)	(3,059)
Other	298	1,903	3,732	3,126

Total noninterest income	36,800	35,407	111,321	112,360

Noninterest Expenses:
Salaries and employee benefits	53,315	48,850	157,719	146,243
Occupancy	8,982	8,610	27,499	26,961
Furniture and equipment	3,143	3,335	9,448	10,422
Advertising and marketing	3,138	2,980	8,624	8,875
FDIC insurance	3,596	4,500	12,383	13,284
Legal fees	3,425	2,823	8,742	6,422
Amortization of intangible assets	2,118	2,346	6,415	7,089
Vehicle lease disposal	2,676	3,923	7,733	11,095
Other	20,352	18,845	59,222	56,288

Total noninterest expenses	100,745	96,212	297,785	286,679

Income before income taxes	17,894	4,606	43,485	17,614
Provision for (benefit from) income taxes	2,934	(1,374)	7,709	(1,260)

Net Income	14,960	5,980	35,776	18,874
Preferred stock dividends and accretion	0	1,396	0	12,338

Net Income Available to Common Shareholders	$14,960	$4,584	$35,776	$6,536

Earnings per common share:
Basic	$0.12	$0.04	$0.28	$0.06
Diluted	$0.12	$0.04	$0.28	$0.06
Cash dividends per common share	$0.02	$0.01	$0.05	$0.03
Average common shares outstanding:
Basic	129,837	129,687	129,775	118,103
Diluted	129,895	129,718	129,846	118,135

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$35,776	$18,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	26,384	22,086
Provision for loan and lease losses	88,000	128,000
Realized gain on available-for-sale securities, net	(1,524)	(8,226)
Deferred income taxes	1,487	(42,125)
Gain on sale of loans and leases	(9,423)	(7,312)
(Gain) loss on sale of other real estate and foreclosed assets	(917)	1,403
Mortgage loans originated for sale	(234,653)	(263,553)
Proceeds from sale of mortgage loans originated for sale	233,969	260,156
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	107,211	120,764
Increase in cash surrender value of bank-owned life insurance	(2,256)	(3,285)
Decrease (increase) in accrued interest receivable	763	(1,149)
(Decrease) increase in accrued interest payable	(753)	2,158
Increase in accrued expenses and taxes payable	2,145	7,217
Other, net	12,596	10,543

Net cash provided by operating activities	258,805	245,551

Cash Flows from Investing Activities:
Net increase in restricted short-term investments	(31,473)	(59,019)
Activity in available-for-sale securities:
Sales	182,749	280,683
Maturities, repayments, and calls	421,750	515,775
Purchases	(647,709)	(1,175,706)
Net (increase) decrease in loans and leases	(288,580)	142,642
Purchase of bank-owned life insurance	(3,287)	0
Proceeds from bank-owned life insurance	5,214	5,622
Proceeds from sale of foreclosed assets	22,973	21,569
Additions to premises and equipment, net	(8,193)	(8,124)

Net cash used in investing activities	(346,556)	(276,558)

Cash Flows from Financing Activities:
Net increase in deposits	367,424	227,815
Net decrease in other short-term borrowings	(219,378)	(456,680)
Net increase in short-term FHLB borrowings	100,000	200,000
Proceeds from long-term FHLB borrowings	0	150,000
Repayment of long-term FHLB borrowings	(85,271)	(255,143)
Proceeds from issuance of long-term debt	0	47,749
Repayment of long-term debt	(34,133)	(23,987)
Proceeds from issuance of common stock	3,134	329,440
Redemption of preferred stock	0	(200,000)
Purchase of treasury stock	(39)	0
Redemption of warrant	(5,269)	0
Cash dividends paid	(6,501)	(11,543)

Net cash provided by financing activities	119,967	7,651

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Net change in cash and cash equivalents	32,216	(23,356)
Cash and cash equivalents at January 1	252,898	291,206

Cash and cash equivalents at September 30	$285,114	$267,850

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$124,771	$139,400
Income tax payments	2,936	38,492

Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$0	$7,537
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	0	248,333
Real estate acquired in settlement of loans	30,849	18,006
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	0	239,936
Securities purchased not settled	185,018	70,013
Accretion of preferred stock discount	0	5,532
Home equity line of credit loans transferred from held for sale to held for investment	0	434,897
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	0	(5,805)
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	0	(6,922)

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Preferred Stock	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$292,359	86,473,612	$172,947	$0	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resultingfrom the consolidation of variable interest entities						(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income						18,874		18,874
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment of $4,137							29,893	29,893
Non-credit related unrealized loss onother-than-temporarily impaired debt securities, net of taxes of $346							(599)	(599)
Change in unrealized loss on cash flow hedges, net of taxes							(34,756)	(34,756)

Total comprehensive income								13,412

Issuance of common stock		43,125,000	86,250		241,090			327,340
Issuance of common stock and options under employee benefit plans		196,183	393		1,707			2,100
Redemption of preferred stock	(200,000)							(200,000)
Accretion of discount on preferred stock	5,532					(5,532)		0
Cash dividends paid on preferred stock						(8,083)		(8,083)
Cash dividends paid on common stock ($0.03 per share)						(3,460)		(3,460)

Balance at September 30, 2010	$97,891	129,794,795	$259,590	$0	$1,300,102	$474,161	$(32,081)	$2,099,663

Balance at January 1, 2011	$0	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income						35,776		35,776
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $965							40,922	40,922
Non-credit related unrealized loss onother-than-temporarily impaired debt securities, net of taxes of $807							(1,393)	(1,393)
Change in unrealized loss on cash flow hedges, net of taxes of $8,844							(15,286)	(15,286)
Adjustment to postretirement benefit obligations, net of taxes of $162							(301)	(301)

Total comprehensive income								59,718

Issuance of common stock and options under employee benefit plans		149,945	300		2,834			3,134
Treasury stock purchased				(39)				(39)
Redemption of warrant					(5,269)			(5,269)
Cash dividends paid on common stock ($0.05 per share)						(6,501)		(6,501)

Balance at September 30, 2011	$0	130,115,580	$260,231	$(39)	$1,298,607	$511,239	$(34,193)	$2,035,845

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 1. Accounting Policies

The information contained in this report is unaudited. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the periods ended September 30, 2011 and 2010. Certain prior-year amounts have been reclassified to conform to current period classifications and are not material to previously issued financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 76 through 83 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This ASU allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Early adoption of this guidance has not had a material impact on results of operations or financial condition.

In April 2011, FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was previously deferred by ASU 2011-01. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

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

The boards of directors of both Susquehanna and Tower have unanimously approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

On September 28, 2011, Susquehanna and Tower entered into an amendment (the “Amendment”) to Tower Merger Agreement in order to correct an inconsistency in the way the performance of the Nasdaq Bank Index is measured as compared to the performance of Susquehanna’s stock price for purposes of determining whether Tower may terminate the Tower Merger Agreement. The Tower Merger Agreement provided a termination right to Tower if, as of a date that is approximately four days prior to the merger, (1) Susquehanna’s stock price declined from $8.07 by more than 20% and (2) Susquehanna’s stock price underperformed the Nasdaq Bank Index by more than 20% since the last trading day prior to the date the Tower Merger Agreement was announced. Prior to the Amendment, the performance of Susquehanna’s stock price was measured by comparing $8.07 to the average closing price of Susquehanna’s stock over a 20-trading-day period immediately prior to the closing, while the performance of the Nasdaq Bank Index was measured by comparing the closing price on the last trading day prior to the date of the announcement of the Tower Merger Agreement to the closing price on the fourth day prior to the closing. The Amendment changes the measurement of the Nasdaq Bank Index so that its performance is measured over the same 20-trading-day period over which Susquehanna’s stock performance is measured. The recent extreme volatility in the stock markets highlighted the need for the amendment to the boards of directors of Susquehanna and Tower. The respective boards approved the amendment of the termination right in order to avoid the unintended consequences that could occur if the two prices to be compared were measured over different periods in the context of a volatile market. The Amendment did not change Susquehanna’s right to prevent the termination by increasing the consideration paid in connection with the Tower Merger to the extent necessary to cause either of the two termination conditions to be deemed not to exist. All other terms and provisions of the Tower Merger Agreement in effect prior to the Amendment remain in full force and effect.

Abington Bancorp, Inc.

On October 1, 2011, Susquehanna completed the acquisition of Abington Bancorp, Inc. (“Abington”) in a stock-for-stock transaction. The transaction, in which Abington shareholders received 1.32 shares of Susquehanna common stock for each share of Abington common stock, had an approximate total value of $145,908 compared to a book value of $205,866. Under the current accounting rules, Susquehanna expects to record a bargain purchase gain in the fourth quarter of 2011. The locations of Abington’s bank branches provide a natural extension of Susquehanna’s network in the greater Philadelphia area.

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2011 and December 31, 2010, were as follows:

At September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$233,206	$2,553	$2	$235,757
Obligations of states and political subdivisions	390,196	22,820	82	412,934
Agency residential mortgage-backed securities	1,653,420	38,376	209	1,691,587
Non-agency residential mortgage-backed securities	83,655	0	8,888	74,767
Commercial mortgage-backed securities	63,144	2,146	0	65,290
Other structured financial products	24,792	0	12,052	12,740
Other debt securities	54,152	170	3,650	50,672
Equity securities of the Federal Home Loan Bank	73,007	0	0	73,007
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,292	855	839	24,308

Total available-for-sale securities	$2,650,089	$66,920	$25,722	$2,691,287

Held-to-Maturity:
Other	$4,570	$0	$0	$4,570
State and municipal	3,907	0	0	3,907

Total held-to-maturity securities	$8,477	$0	$0	$8,477

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$268,828	$2,230	$2,883	$268,175
Obligations of states and political subdivisions	397,777	4,869	5,986	396,660
Agency residential mortgage-backed securities	1,321,771	19,671	17,873	1,323,569
Non-agency residential mortgage-backed securities	129,206	32	12,427	116,811
Commercial mortgage-backed securities	99,501	5,341	0	104,842
Other structured financial products	24,680	0	12,177	12,503
Other debt securities	41,842	88	930	41,000
Equity securities of the Federal Home Loan Bank	71,065	0	0	71,065
Equity securities of the Federal Reserve Bank	50,225	0	0	50,225
Other equity securities	24,689	251	847	24,093

Total available-for-sale securities	$2,429,584	$32,482	$53,123	$2,408,943

Held-to-Maturity:
Other	$4,560	$0	$0	$4,560
State and municipal	4,108	0	0	4,108

Total held-to-maturity securities	$8,668	$0	$0	$8,668

At September 30, 2011 and December 31, 2010, investment securities with carrying values of $1,799,101 and $1,561,964, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at September 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$29,910	$30,523
After one year but within five years	242,547	245,806
After five years but within ten years	497,607	508,534
After ten years	1,732,501	1,758,884

Total securities available for sale	$2,502,565	$2,543,747

Securities held to maturity:
Within one year	$0	$0
After one year but within five years	0	0
After five years but within ten years	0	0
After ten years	8,477	8,477

Total securities held to maturity	$8,477	$8,477

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

	Available-for-sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross gains	$2,070	$394	$8,562	$11,409
Gross losses	(417)	(1)	(3,978)	(124)
Other-than-temporary impairment	(215)	(322)	(3,060)	(3,059)

Net gain	$1,438	$71	$1,524	$8,226

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000
	Less than 12 Months		12 Months or More		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$997	$2	$0	$0	$997	$2
Obligations of states and political subdivisions	1,306	77	1,154	5	2,460	82
Agency residential mortgage-backed securities	65,235	209	0	0	65,235	209
Non-agency residential mortgage-backed securities	7,697	327	67,070	8,561	74,767	8,888
Other structured financial products	0	0	12,740	12,052	12,740	12,052
Other debt securities	1,645	144	34,729	3,506	36,374	3,650
Other equity securities	592	124	1,634	715	2,226	839

	$77,472	$883	$117,327	$24,839	$194,799	$25,722

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$114,618	$2,883	$0	$0	$114,618	$2,883
Obligations of states and political subdivisions	147,732	5,483	6,215	503	153,947	5,986
Agency residential mortgage-backed securities	642,864	17,873	0	0	642,864	17,873
Non-agency residential mortgage-backed securities	5,664	124	109,272	12,303	114,936	12,427
Other structured financial products	0	0	12,503	12,177	12,503	12,177
Other debt securities	15,120	630	1,480	300	16,600	930
Other equity securities	666	210	2,103	637	2,769	847

	$926,664	$27,203	$131,573	$25,920	$1,058,237	$53,123

Non-agency residential mortgage-backed securities (At September 30, 2011, all of the 13 securities were in a loss position, and seven of the securities were rated below investment grade). None of Susquehanna’s non-agency residential mortgage-backed securities include subprime or Alt-A components. Management has analyzed the assets underlying these issues with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality. However, Susquehanna’s analysis also concluded that four of these securities were other-than-temporarily impaired, and Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Credit Losses on Non-agency Residential Mortgage-backed Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance - beginning of period	$4,582	$1,737	$1,737	$0
Additions:
Amount related to credit losses for which an other- than-temporary impairment was not previously recognized	215	0	2,791	1,737
Additional amount related to credit losses for which an other- than-temporary impairment was previously recognized	0	0	269	0

Balance - end of period	$4,797	$1,737	$4,797	$1,737

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the aggregate unrealized loss in accumulated other comprehensive income ($1,996 at September 30, 2011). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

As of September 30, 2011	Weighted-average (%)
Annual constant prepayment speed	8.44
Loss severity (1)	45.01
Life default rate, net of recoveries (2)	7.54

(1)	Loss severity rates are projected considering collateral characteristics such as loan-to-value, creditworthiness of borrowers (FICO score) and geographic concentration.
(2)	Default rates, net of expected recoveries, are projected by considering collateral characteristics including, but not limited to, loan-to-value, FICO score, and geographic concentration.

Other structured financial products. Other structured financial products are comprised of pooled trust preferred securities. All four of these securities are in unrealized loss positions and are rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

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

When considering Susquehanna’s pooled trust preferred securities, management considers prepayment less relevant than call options (the option of the issuer to call the issue on certain dates). The projected exercising of the call options will change as economic and market conditions change, and management will adjust the valuation model accordingly. As of September 30, 2011, the exercising of call options was assumed to be remote.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

As of September 30, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$57,995	$87,498	$45,500

Book value	$3,000	$7,051	$7,991	$6,750
Fair value	1,742	3,637	4,076	3,285

Unrealized loss	$(1,258)	$(3,414)	$(3,915)	$(3,465)

Present value of expected cash flows for class noted above and all subordinate classes (1)	$161,233	$165,727	$279,813	$140,625

Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-

Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	371,728	300,200	507,281	314,700
Actual defaults	3,000	42,580	93,500	71,500
Actual deferrals	97,400	129,690	98,900	83,480
Projected future defaults	68,392	79,609	56,912	52,151

Actual defaults as a % of original collateral	0.5%	8.5%	13.3%	14.7%
Actual deferrals as a % of original collateral (2)	15.6	25.9	14.1	17.1

Actual defaults and deferrals as a % of original collateral	16.1%	34.4%	27.4%	31.8%

Projected future defaults as a % of original collateral (3)	11.0%	15.9%	8.1%	10.7%
Actual institutions deferring and defaulted as a % of total institutions	16.4	37.5	31.1	38.6
Projected future defaults as a % of performing collateral plus deferrals	14.6	18.5	9.4	13.1

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes is listed above. As of September 30, 2011, the present value of the current estimated cash flows was equal to or greater than the face amount of the specific class for all trust preferred securities, and consequently, there was no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for the full twenty quarters if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

Other debt securities. Other debt securities consist of single-issuer trust preferred securities. Eight of the 12 securities are in unrealized loss positions, and one security is rated below investment grade. Management has analyzed the assets underlying these securities with respect to interest deferrals and defaults, collateral coverage, and current levels of subordination and concluded that the unrealized losses were caused principally by decreased liquidity and larger risk premiums in the marketplace and not credit quality.

Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 4. Loans and Leases

Loans and Leases, Net of Unearned Income

	$0000000000000	$0000000000000
	September 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$1,810,664	$1,816,519
Real estate - construction	771,734	877,223
Real estate secured - residential	2,728,934	2,666,692
Real estate secured - commercial	3,013,787	2,998,176
Consumer	698,804	603,084
Leases	678,746	671,503

Total loans and leases	$9,702,669	$9,633,197

Nonaccrual loans and leases	$160,099	$196,895
Loans and leases contractually past due 90 days and still accruing	13,034	20,588
Troubled debt restructurings	62,331	114,566

Net Investment in Direct Financing Leases

	$0000000000000	$0000000000000
	September 30, 2011	December 31, 2010
Minimum lease payments receivable	$485,086	$461,569
Estimated residual value of leases	263,608	276,911
Unearned income under lease contracts	(69,948)	(66,977)

Total leases	$678,746	$671,503

Allowance for Credit Losses and Recorded Investment in Financing Receivables

Three Months Ended September 30, 2011

	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292
Charge-offs	(6,445)	(7,227)	(5,476)	(6,712)	(483)	(1,084)		(27,427)
Recoveries	1,123	738	214	1,100	582	338		4,095
Provision	4,557	3,015	4,991	11,072	634	774	(43)	25,000

Balance at September 30, 2011	$28,593	$40,958	$29,719	$78,014	$3,488	$10,119	$69	$190,960

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Nine Months Ended September 30, 2011

	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(21,386)	(27,189)	(15,604)	(33,446)	(3,175)	(4,224)		(105,024)
Recoveries	3,226	6,194	1,497	2,925	1,128	1,180		16,150
Provision	15,145	11,703	15,506	38,398	2,694	4,520	34	88,000

Balance at September 30, 2011	$28,593	$40,958	$29,719	$78,014	$3,488	$10,119	$69	$190,960

Balance at September 30, 2011:
Individually evaluated for impairment	$3,064	$1,478	$2,550	$10,368	$148	$0		$17,608

Collectively evaluated for impairment	$25,528	$39,481	$27,169	$67,646	$3,340	$10,119	$69	$173,352

Financing receivables:
Balance at September 30, 2011	$1,810,664	$771,734	$2,728,934	$3,013,787	$698,804	$678,746		$9,702,669

Balance at September 30, 2011:
Individually evaluated for impairment	$18,041	$37,296	$27,836	$86,330	$148	$0		$169,651

Collectively evaluated for impairment	$1,792,623	$734,438	$2,701,098	$2,927,457	$698,656	$678,746		$9,533,018

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Credit Quality Indicators at September 30, 2011 Commercial Credit Exposure Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Grade:
Pass (3)	$1,696,175	$540,132	$3,183,504	$5,419,811
Special mention (4)	45,237	72,082	156,283	273,602
Substandard (5)	69,253	85,074	248,967	403,294

Total	$1,810,665	$697,288	$3,588,754	$6,096,707

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Performing	$2,194,280	$697,104	$676,496	$3,567,880
Nonperforming (6)	34,133	1,701	2,248	38,082

Total	$2,228,413	$698,805	$678,744	$3,605,962

Credit Quality Indicators at December 31, 2010 Commercial Credit Exposure Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Grade:
Pass (3)	$1,677,506	$612,330	$3,134,762	$5,424,598
Special mention (4)	59,988	64,283	201,833	326,104
Substandard (5)	79,025	125,672	280,287	484,984

Total	$1,816,519	$802,285	$3,616,882	$6,235,686

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Performing	$2,085,067	$600,627	$667,936	$3,353,630
Nonperforming (6)	37,857	2,457	3,567	43,881

Total	$2,122,924	$603,084	$671,503	$3,397,511

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans of acceptable risk. Possibility of loss is considered unlikely.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due 90 days or more.

Age Analysis of Past Due Financing Receivables as of September 30, 2011

Financing Receivables that are Accruing

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$5,784	$5,775	$1,090	$12,649	$1,783,594	$1,796,243
Real estate - construction	113	0	900	1,013	733,234	734,247
Real estate secured - residential	7,664	5,867	7,577	21,108	2,666,588	2,687,696
Real estate secured - commercial	4,118	913	1,093	6,124	2,942,286	2,948,410
Consumer	4,748	1,307	1,701	7,756	691,048	698,804
Leases	2,102	1,106	673	3,882	673,288	677,170

Total	$24,529	$14,968	$13,034	$52,532	$9,490,038	$9,542,570

Financing Receivables that are Nonaccruing

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$374	$1,106	$7,081	$8,561	$5,860	$14,421
Real estate - construction	0	0	36,994	36,994	493	37,487
Real estate secured - residential	684	580	27,472	28,737	12,501	41,238
Real estate secured - commercial	3,889	410	39,839	44,137	21,240	65,377
Leases	0	102	501	604	972	1,576

Total	$4,947	$2,198	$111,887	$119,033	$41,066	$160,099

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Age Analysis of Past Due Financing Receivables as of December 31, 2010

Financing Receivables that are Accruing

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$12,808	$5,190	$947	$18,945	$1,777,563	$1,796,507
Real estate - construction	2,466	2,845	751	6,062	813,382	819,444
Real estate secured - residential	18,466	6,923	12,724	38,113	2,577,605	2,615,719
Real estate secured - commercial	12,324	8,384	2,961	23,669	2,909,195	2,932,863
Consumer	6,385	828	2,455	9,668	593,415	603,083
Leases	5,274	3,126	750	9,150	659,536	668,686

Total	$57,723	$27,296	$20,588	$105,607	$9,330,696	$9,436,302

Financing Receivables that are Nonaccruing

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$1,392	$365	$14,227	$15,983	$4,029	$20,012
Real estate - construction	2,418	2,513	45,417	50,348	7,431	57,779
Real estate secured - residential	2,196	615	36,479	39,290	11,683	50,973
Real estate secured - commercial	8,812	4,666	38,947	52,425	12,888	65,313
Consumer	0	0	0	0	1	1
Leases	0	178	1,461	1,639	1,178	2,817

Total	$14,818	$8,337	$136,531	$159,685	$37,210	$196,895

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at September 30, 2011

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,885			$12,592	$239
Real estate - construction	24,699			29,589	187
Real estate secured - residential	16,294			15,771	444
Real estate secured - commercial	37,993			43,324	794
Consumer	0			49	4

Total impaired loans without a related reserve	89,871	(1)		101,325	1,668

Impaired loans with a related reserve:
Commercial, financial, and agricultural	7,156		$3,064	9,787	206
Real estate - construction	12,597		1,478	23,254	150
Real estate secured - residential	11,541		2,550	15,555	351
Real estate secured - commercial	48,338		10,368	59,747	1,341
Consumer	148		148	49	2

Total impaired loans with a related reserve	79,780	(2)	17,608	108,392	2,050

Total impaired loans:
Commercial, financial, and agricultural	18,041		3,064	22,379	445
Real estate - construction	37,296		1,478	52,843	337
Real estate secured - residential	27,835		2,550	31,326	795
Real estate secured - commercial	86,331		10,368	103,071	2,135
Consumer	148		148	98	6

Total impaired loans	$169,651		$17,608	$209,717	$3,718

(1)	$51,792 of the $89,871 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $56,177.
(2)	Charge-offs related to these loans totaled $23,941.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Impaired Loans at December 31, 2010

	Unpaid Principal Balance		Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$10,071			$24,816	$907
Real estate - construction	31,827			43,857	652
Real estate secured - residential	10,624			10,703	594
Real estate secured - commercial	59,953			50,434	1,591
Consumer	264			100	3

Total impaired loans without a related reserve	112,739	(1)		129,910	3,747

Impaired loans with a related reserve:
Commercial, financial, and agricultural	15,497		$6,343	20,078	406
Real estate - construction	31,483		6,986	39,053	307
Real estate secured - residential	16,331		3,273	13,245	470
Real estate secured - commercial	70,606		13,627	60,766	1,747
Consumer	198		68	222	13

Total impaired loans with a related reserve	134,115	(2)	30,297	133,364	2,943

Total impaired loans:
Commercial, financial, and agricultural	25,568		6,343	44,894	1,313
Real estate - construction	63,310		6,986	82,910	959
Real estate secured - residential	26,955		3,273	23,948	1,064
Real estate secured - commercial	130,559		13,627	111,200	3,338
Consumer	462		68	322	16

Total impaired loans	$246,854		$30,297	$263,274	$6,690

(1)	$67,496 of the $112,739 total impaired loans without a related reserve represents loans which had been written down to the fair value of the collateral through direct charge-offs of $65,617.
(2)	Charge-offs related to these loans totaled $39,962.

Financing Receivables on Nonaccrual Status

	September 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$14,421	$20,012
Real estate - construction	37,487	57,779
Real estate secured - residential	41,238	50,973
Real estate secured - commercial	65,377	65,313
Consumer	0	1
Leases	1,576	2,817

Total nonaccrual financing receivables	$160,099	$196,895

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Modifications For the Nine Months Ended September 30, 2011

	$000000000	$000000000	$000000000
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural	1	$500	$469
Real estate secured - residential	32	6,417	6,276
Real estate secured - commercial	5	5,755	5,703
Consumer	2	148	148

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that
Subsequently Defaulted
Commercial, financial, and agricultural	2	$2,462
Real estate - construction	2	354
Real estate secured - residential	1	118
Real estate secured - commercial	6	17,051
Consumer	1	484

NOTE 5. Goodwill

Susquehanna assesses goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. This assessment, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

Susquehanna performed its annual goodwill impairment assessments in the second quarter of 2011 and determined that the fair value of each of its reporting units exceeded its book value, and that there was no goodwill impairment. However, taking into consideration the new qualitative indicators for testing goodwill for impairment (as put forth in the revised standard issued by FASB in September 2011) and current market conditions, Susquehanna decided that it would be prudent to perform an interim assessment of its bank reporting unit’s goodwill at September 30, 2011.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at both September 30, 2011 and May 31, 2011 was $915,421. Fair value of the bank reporting unit was determined utilizing the market multiples approach, which measures the value of the reporting unit using information pertaining to recent non-distressed sales of financial institutions in Susquehanna’s market. Susquehanna considered two key ratios to measure goodwill of the bank reporting unit for impairment: price to book and price to tangible book. In keeping with the investment community’s current valuations of financial institutions, Susquehanna gave no consideration to the price to earnings ratio. The following table shows the ratios used at September 30, 2011 and May 31, 2011.

	Interim	Annual
Ratio	September 30, 2011	May 31, 2011
Price to book	1.36X	1.36X
Price to tangible book	1.60X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 13.8% at September 30, 2011 and by 13.0% at May 31, 2011.

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

	Annual	Annual
Ratio	May 31, 2011	May 31, 2010
Average price to book	1.23X	1.06X
Median price to earnings	13.8X	8.5X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 48.4% at May 31, 2011 and by 33.9% at May 31, 2010.

NOTE 6. Borrowings

Other short-term borrowings

	September 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$294,845	$306,423
Federal funds purchased	250,000	458,000
Treasury tax and loan notes	6,400	6,200

Total other short-term borrowings	$551,245	$770,623

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

NOTE 7. Earnings per Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2011 and 2010.

Basic earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$14,960	$4,584	$35,776	$6,536
Average common shares outstanding	129,837	129,687	129,775	118,103
Basic earnings per common share	$0.12	$0.04	$0.28	$0.06

Diluted earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$14,960	$4,584	$35,776	$6,536

Average common shares outstanding	129,837	129,687	129,775	118,103
Dilutive potential common shares	58	31	71	32

Total diluted average common shares outstanding	129,895	129,718	129,846	118,135

Diluted earnings per common share	$0.12	$0.04	$0.28	$0.06

For the three months ended September 30, 2011 and 2010, average options to purchase 2,400 shares and 2,301 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the three months ended September 30, 2011 and 2010, warrants to purchase 0 shares and 3,028 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

For the nine months ended September 30, 2011 and 2010, average options to purchase 2,400 shares and 2,075 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the nine months ended September 30, 2011 and 2010, warrants to purchase 0 shares and 3,028 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$863	$640	$18	$18	$194	$137
Interest cost	1,771	1,613	77	67	185	186
Expected return on plan assets	(2,072)	(2,445)	0	0	0	0
Amortization of prior service cost	6	6	29	30	16	16
Amortization of transition obligation (asset)	0	0	0	0	28	28
Amortization of net actuarial loss	58	757	26	18	0	0

Net periodic benefit cost	$626	$571	$150	$133	$423	$367

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

	Nine Months Ended September 30,
	Pension Benefits		Supplemental Executive Retirement Plan		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$3,359	$3,442	$80	$84	$582	$519
Interest cost	5,159	4,791	219	213	555	572
Expected return on plan assets	(7,198)	(7,319)	0	0	0	0
Amortization of prior service cost	18	18	87	88	48	48
Amortization of transition obligation (asset)	0	0	0	0	84	84
Amortization of net actuarial loss	2,098	1,947	98	68	0	0

Net periodic benefit cost	$3,436	$2,879	$484	$453	$1,269	$1,223

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $191 to its pension plans and $690 to its other postretirement benefit plan in 2011. As of September 30, 2011, $143 of contributions have been made to its pension plans, and $518 of contributions have been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $48 to fund its pension plans in 2011, for a total of $191, and an additional $172 to its other postretirement benefit plan, for a total of $690.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of its variable-rate borrowings, Susquehanna uses interest rate swaps designated as cash flow hedges that involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments from Susquehanna. As of September 30, 2011, Susquehanna had 8 interest rate swaps with an aggregate notional amount of $715,104 that were designated as cash flow hedges of interest-rate risk. One of these interest rate swaps, with a notional amount of $40,104 and a fair value of $40, relates to a consolidated variable interest entity.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the first nine months of 2011, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings, federal funds borrowings, and long-term debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $17,390 will be reclassified as an increase to interest expense.

Non-designated Derivatives

Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings.

Susquehanna has interest rate derivatives, including interest rate swaps and option products, resulting from a service it provides to certain customers with high-quality credit ratings. Susquehanna executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. The credit risk associated with derivatives executed with these customers is essentially the same as that involved in extending loans and is subject to our normal credit policies. Susquehanna obtains collateral based upon its assessment of the customers’ credit quality. Those derivatives are simultaneously hedged by offsetting derivatives that Susquehanna executes with a third party to minimize Susquehanna’s net risk exposure resulting from those transactions. At September 30, 2011, Susquehanna had 92 derivative transactions related to this program with an aggregate notional amount of $597,294. For the first nine months of 2011, Susquehanna recognized a net gain of $122 related to changes in fair value of the derivatives in this program. For the first nine months of 2010, Susquehanna recognized a net gain of $71 related to changes in fair value of the derivatives in this program.

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

At September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $57,182. At September 30, 2011, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $68,190. If Susquehanna had breached any of the above provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Fair Values of Derivative Instruments

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$40	Other liabilities	$53,802
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	23,708	Other liabilities	22,283

Total derivatives		$23,748		$76,085

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$181	Other liabilities	$31,793
Derivatives not designated or qualifying as hedging instruments
Interest rate contracts	Other assets	17,167	Other liabilities	16,767

Total derivatives		$17,348		$48,560

The Effect of Derivative Instruments on the Statement of Income

Three months ended September 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(10,510)	Interest expense	$(4,687)	Other expense	$291

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(362)
	Other expense	(36)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Three months ended September 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(11,368)	Interest expense	$(2,295)	Other expense	$48

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(91)

Nine months ended September 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(15,286)	Interest expense	$(12,312)	Other expense	$509

Derivatives not designated or qualifying as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$152
	Other expense	(159)

Nine months ended September 30, 2010

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(34,756)	Interest expense	$(4,761)	Other expense	$(413)

Derivatives not designated or qualifying as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(19)

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

					For the Nine Months Ended September 30,
	Principal Balance		Risk Assets (1)		Net Credit Losses (Recoveries)
	Sept 30, 2011	December 31, 2010	Sept 30, 2011	December 31, 2010	2011	2010
Loans and leases held in portfolio	$9,503,538	$9,417,801	$202,696	$235,972	$88,874	$109,253
Home equity loans held by VIEs	199,131	215,396	4,399	5,511	653	636
Leases serviced for others	25	2,548	9	11	4	(3)

Total loans and leases serviced	$9,702,694	$9,635,745	$207,104	$241,494	$89,531	$109,886

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Additional draws conveyed	$7,712	$8,057	$22,814	$25,570
Servicing fees received	225	250	684	765
Other cash flows received	811	2,117	3,293	4,751

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

At September 30, 2011, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2011 and December 31, 2010, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$235,757	$0	$235,757	$0
Obligations of states and political subdivisions	412,934		412,934
Agency residential mortgage-backed securities	1,691,587		1,691,587
Non-agency residential mortgage-backed securities	74,767		74,767
Commercial mortgage-backed securities	65,290		65,290
Other structured financial products	12,740		0	12,740
Other debt securities	50,672		50,672
Equity securities of the FHLB	73,007		73,007
Equity securities of the FRB	50,225		50,225
Other equity securities	24,308	1,574	19,304	3,430
Derivatives: (1)			`
Designated as hedging instruments	40		40
Not designated or qualifying as hedging instruments	23,708		23,708

Total	$2,715,035	$1,574	$2,697,291	$16,170

Liabilities
Derivatives: (2)
Designated as hedging instruments	$53,802	$0	$53,802	$0
Not designated or qualifying as hedging instruments	22,283		22,283

Total	$76,085	$0	$76,085	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll forwards of the balance sheet amounts for the three months ended September 30, 2011 and 2010, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Total
Balance at January 1, 2011	$3,399	$14,133	$17,532
Total gains or losses (realized/unrealized): Included in other comprehensive income (before taxes)	31	(1,393)	(1,362)

Balance at September 30, 2011	$3,430	$12,740	$16,170

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Total
Balance at January 1, 2010	$3,556	$1,576	$10,953	$16,085
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	(240)	0	0	(240)
Included in other comprehensive income (before taxes)	240	(353)	760	647

Balance at September 30, 2010	$3,556	$1,223	$11,713	$16,492

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present roll forwards of the balance sheet amounts for the nine months ended September 30, 2011 and 2010, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Total
Balance at January 1, 2011	$3,381	$12,503	$15,884
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	49	237	286

Balance at September 30, 2011	$3,430	$12,740	$16,170

	Available-for-sale Securities
	Equity Securities	Synthetic Collateralized Debt Obligations	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Interest-only Strips	Total
Balance at January 1, 2010	$4,081	$1,331	$14,113	$2,111	$17,840	$39,476
Adjustments relating to the consolidation of variable interest entities				(2,111)	(17,840)	(19,951)
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	(240)	(557)				(797)
Included in other comprehensive income (before taxes)	(285)	449	(2,400)			(2,236)

Balance at September 30, 2010	$3,556	$1,223	$11,713	$0	$0	$16,492

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share data)

The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, on the consolidated balance sheets and by the valuation hierarchy.

	$00000000000	$00000000000	$00000000000	$00000000000
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$62,172	$0	$0	$62,172
Foreclosed real estate	29,563	0	0	29,563

	$91,735	$0	$0	$91,735

Specific reserves for the first nine months of 2011 were reduced by $12,689. These specific reserves were taken into consideration when the required level of the allowance for loan and lease losses was determined at September 30, 2011.

	$00000000000	$00000000000	$00000000000	$00000000000
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$103,818	$0	$0	$103,818
Foreclosed real estate	18,489	0	0	18,489

	$122,307	$0	$0	$122,307

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

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$254,074	$254,074	$200,646	$200,646
Short-term investments	104,208	104,208	93,947	93,947
Investment securities	2,699,764	2,699,764	2,417,611	2,417,611
Loans and leases	9,511,709	9,617,224	9,441,363	9,492,108
Derivatives	23,748	23,748	17,348	17,348
Financial liabilities:
Deposits	9,558,631	9,403,964	9,191,207	9,265,942
Short-term borrowings	551,245	551,245	770,623	770,623
FHLB borrowings	1,115,026	1,177,460	1,101,620	1,167,743
Long-term debt	672,162	643,231	705,954	683,628
Derivatives	76,085	76,085	48,560	48,560

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

NOTE 13. Income Taxes

Susquehanna’s provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2011, Susquehanna has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2011. The actual effective rate for the reporting period ended September 30, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions, an expected bargain purchase gain in the fourth quarter, the impact of new regulations on our business, our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; whether we will be required to sell available-for-sale securities that are in an unrealized loss position; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; our ability to maintain market share through monitoring our time-deposit portfolio; and our ability to achieve our 2011 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse international, national, and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects on the economy regarding the U.S. government’s response to the deficit;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation premiums;

•	the timing of the consummation of the pending merger with Tower Bancorp, Inc. or failure to consummate the merger; and

•	our success in managing the risks involved in the foregoing.

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

Executive Overview

The prolonged economic downturn continues to impact customers in our markets, as well as our own financial performance. Our results for the first nine months of 2011 have been impacted by a number of issues related to this downturn, including an elevated (when viewed from an historical perspective) provision for loan and lease losses and related credit costs. We have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well-capitalized.”

We are closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). We have set up a committee of senior officers to review the new rules as they are published, and our management team is prepared to update our procedures as necessary.

The Federal Reserve Bank has issued a final rule establishing standards for interchange fees, as required by Dodd-Frank. When this rule goes into effect in October 2011, our interchange fee revenue will be reduced by approximately $1.5 million quarterly. There may be additional regulations enacted that could result in increased costs and decreased revenues.

With certain of these factors in mind, we have updated our 2011 financial goals as follows:

Updated Financial Goals for 2011 (1)

	Original Targets	Updated Targets Excluding Abington	Updated Targets Including Abington
Net interest margin	3.60%	3.58%	3.58%
Loan growth	4.0%	2.0%	8.0%
Deposit growth	4.0%	5.0%	14.0%
Noninterest income growth	-1.0%	-3.0%	-2.0%
Noninterest expense growth	0.0%	3.0%	5.0%
Tax rate	24.0%	18.0%	18.0%

(1)These targets do not include any one-time merger related items in the fourth quarter or any purchase accounting adjustments associated with the merger.

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

The boards of directors of both Susquehanna and Tower have unanimously approved the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and the approval of shareholders of both companies.

On September 28, 2011, Susquehanna and Tower entered into an amendment (the “Amendment”) to Tower Merger Agreement in order to correct an inconsistency in the way the performance of the Nasdaq Bank Index is measured as compared to the performance of Susquehanna’s stock price for purposes of determining whether Tower may terminate the Tower Merger Agreement. The Tower Merger Agreement provided a termination right to Tower if, as of a date that is approximately four days prior to the merger, (1) Susquehanna’s stock price declined from $8.07 by more than 20% and (2) Susquehanna’s stock price underperformed the Nasdaq Bank Index by more than 20% since the last trading day prior to the date the Tower Merger Agreement was announced. Prior to the Amendment, the performance of Susquehanna’s stock price was measured by comparing $8.07 to the average closing price of Susquehanna’s stock over a 20-trading-day period immediately prior to the closing, while the performance of the Nasdaq Bank Index was measured by comparing the closing price on the last trading day prior to the date of the announcement of the Tower Merger Agreement to the closing price on the fourth day prior to the closing. The Amendment changes the measurement of the Nasdaq Bank Index so that its performance is measured over the same 20-trading-day period over which Susquehanna’s stock performance is measured. The recent extreme volatility in the stock markets highlighted the need for the amendment to the boards of directors of Susquehanna and Tower. The respective boards approved the amendment of the termination right in order to avoid the unintended consequences that could occur if the two prices to be compared were measured over different periods in the context of a volatile market. The Amendment did not change Susquehanna’s right to prevent the termination by increasing the consideration paid in connection with the Tower Merger to the extent necessary to cause either of the two termination conditions to be deemed not to exist. All other terms and provisions of the Tower Merger Agreement in effect prior to the Amendment remain in full force and effect.

Abington Bancorp, Inc.

On October 1, 2011, we completed the acquisition of Abington Bancorp, Inc. (“Abington”) in a stock-for-stock transaction. The transaction, in which Abington shareholders received 1.32 shares of Susquehanna common stock for each share of Abington common stock, had an approximate total value of $145.9 million compared to a book value of $205.9 million. Under the current accounting rules, we expect to record a bargain purchase gain in the fourth quarter of 2011. We are considering various other transactions in the fourth quarter of 2011 to reposition our balance sheet, and these transactions may offset some or all of the bargain purchase gain. The locations of Abington’s bank branches provide a natural extension of Susquehanna’s network in the greater Philadelphia area.

Results of Operations

Summary of 2011 Compared to 2010

Net income available to common shareholders for the third quarter of 2011 was $15.0 million, an increase of $10.4 million when compared to net income available to common shareholders of $4.6 million for the third quarter of 2010. The $4.6 million in net income available to common shareholders for the third quarter of 2010 included $1.4 million in preferred stock dividends and accretion relating to our participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Net interest income of $106.8 million for the third quarter of 2011 was relatively unchanged from net interest income of $105.4 million for the third quarter of 2010. The provision for loan and lease losses decreased 37.5%, from $40.0 million for the third quarter of 2010, to $25.0 million for the third quarter of 2011. Noninterest income increased 3.9%, to $36.8 million for the third quarter of 2011, from $35.4 million for the third quarter of 2010. Noninterest expenses increased 4.7%, to $100.7 million for the third quarter of 2011, from $96.2 million for the third quarter of 2010.

Net income available to common shareholders for the first nine months of 2011 was $35.8 million, an increase of $29.2 million when compared to net income available to common shareholders of $6.5 million for the first nine months of 2010. The $6.5 million in net income available to common shareholders for the first nine months of 2010 included $12.3 million in preferred stock dividends and accretion relating to our participation in the TARP Capital Purchase Program. Net interest income of $317.9 million for the first nine months of 2011 was relatively unchanged from net interest income of $319.9 million for the first nine months of 2010. The provision for loan and lease losses decreased 31.3%, to $88.0 million for the first nine months of 2011, from $128.0 million for the first nine months of 2010. Noninterest income of $111.3 million for the first nine months of 2011 was also relatively unchanged from net interest income of $112.4 million for the first nine months of 2011. Noninterest expenses increased 3.9%, to $297.8 million for the first nine six months of 2011, from $286.7 million for the first nine months of 2010.

Additional information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted Earnings per Common Share	$0.12	$0.04	$0.28	$0.06
Return on Average Assets	0.42%	0.17%	0.34%	0.18%
Return on Average Equity	2.94%	1.13%	2.39%	1.21%
Return on Average Tangible Equity (1)	6.66%	2.87%	5.61%	3.05%
Efficiency Ratio	68.32%	66.68%	67.63%	64.80%
Net Interest Margin	3.58%	3.58%	3.61%	3.69%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2011	2010
Return on average equity (GAAP basis)	2.94%	1.13%	2.39%	1.21%
Effect of excluding average intangible assets and related amortization	3.72%	1.74%	3.22%	1.84%
Return on average tangible equity	6.66%	2.87%	5.61%	3.05%

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

(dollars in thousands)

Interest rates and interest differential–taxable equivalent basis

	For the Three-Month Period Ended September 30, 2011			For the Three-Month Period Ended September 30, 2010
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$109,596	$29	0.10	$119,887	$56	0.19
Investment securities:
Taxable	2,120,258	14,988	2.80	1,847,854	14,495	3.11
Tax-advantaged	399,750	6,089	6.04	381,445	5,985	6.22

Total investment securities	2,520,008	21,077	3.32	2,229,299	20,480	3.64

Loans and leases, (net):
Taxable	9,329,138	125,083	5.32	9,468,492	131,479	5.51
Tax-advantaged	317,051	4,848	6.07	252,799	3,951	6.20

Total loans and leases	9,646,189	129,931	5.34	9,721,291	135,430	5.53

Total interest-earning assets	12,275,793	151,037	4.88	12,070,477	155,966	5.13

Allowance for loan and lease losses	(193,986)			(190,022)
Other non-earning assets	2,080,855			2,099,928

Total assets	$14,162,662			$13,980,383

Liabilities
Deposits:
Interest-bearing demand	$3,796,621	4,999	0.52	$3,486,885	5,492	0.62
Savings	796,735	275	0.14	769,946	293	0.15
Time	3,490,946	13,595	1.55	3,606,545	19,196	2.11
Other short-term borrowings	631,679	2,220	1.39	589,528	982	0.66
FHLB borrowings	1,115,262	10,967	3.90	1,117,387	11,859	4.21
Long-term debt	679,316	8,313	4.86	718,762	9,256	5.11

Total interest-bearing liabilities	10,510,559	40,369	1.52	10,289,053	47,078	1.82

Demand deposits	1,401,109			1,340,585
Other liabilities	231,288			258,413

Total liabilities	12,142,956			11,888,051
Shareholders’ equity	2,019,706			2,092,332

Total liabilities and shareholders’ equity	$14,162,662			$13,980,383

Net interest income / yield on average earning assets		$110,668	3.58		$108,888	3.58

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

Susquehanna Bancshares, Inc. and Subsidiaries

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

(dollars in thousands)

Interest rates and interest differential—taxable equivalent basis

	For the Nine-Month Period Ended September 30, 2011			For the Nine-Month Period Ended September 30, 2010
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
Assets
Short-term investments	$89,242	$80	0.12	$99,071	$129	0.17
Investment securities:
Taxable	2,088,386	47,712	3.05	1,643,525	43,919	3.57
Tax-advantaged	402,063	18,375	6.11	351,725	16,848	6.40

Total investment securities	2,490,449	66,087	3.55	1,995,250	60,767	4.07

Loans and leases, (net):
Taxable	9,312,112	373,614	5.36	9,606,701	398,707	5.55
Tax-advantaged	304,985	13,257	5.81	257,393	12,034	6.25

Total loans and leases	9,617,097	386,871	5.38	9,864,094	410,741	5.57

Total interest-earning assets	12,196,788	453,038	4.97	11,958,415	471,637	5.27

Allowance for loan and lease losses	(195,404)			(182,688)
Other non-earning assets	2,054,044			2,095,536

Total assets	$14,055,428			$13,871,263

Liabilities
Deposits:
Interest-bearing demand	$3,712,438	15,842	0.57	$3,428,980	16,595	0.65
Savings	794,693	869	0.15	766,487	880	0.15
Time	3,476,077	42,884	1.65	3,681,513	62,990	2.29
Other short-term borrowings	682,007	5,954	1.17	635,833	2,277	0.48
FHLB borrowings	1,110,513	32,188	3.88	1,039,671	32,593	4.19
Long-term debt	690,061	26,281	5.09	713,411	26,260	4.92

Total interest-bearing liabilities	10,465,789	124,018	1.58	10,265,895	141,595	1.84

Demand deposits	1,374,356			1,285,755
Other liabilities	213,930			233,774

Total liabilities	12,054,075			11,785,424
Shareholders’ equity	2,001,353			2,085,839

Total liabilities and shareholders’ equity	$14,055,428			$13,871,263

Net interest income / yield on average earning assets		$329,020	3.61		$330,042	3.69

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

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. (Net interest income as a percentage of net interest income plus noninterest income was 74.4% for the quarter ended September 30, 2011 and 74.9% for the quarter ended September 30, 2010. Net interest income as a percentage of net interest income plus noninterest income was 74.1% for the nine months ended September 30, 2011 and 74.0% for the nine months ended September 30, 2010.) Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of noninterest-bearing demand deposits and equity capital. Table 1 above presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

For the third quarter of 2011, net interest income of $106.8 million was relatively unchanged from net interest income of $105.4 million for the third quarter of 2010. In addition, the net interest margin was 3.58% for both quarters.

Net interest income of $317.9 million for the first nine months of 2011 was relatively unchanged from net interest income of $319.9 million for the first nine months of 2010. The net interest margin, however, declined eight basis points, from 3.69% for the nine months ended September 30, 2010, 3.61% for the nine months ended September 30, 2011. This decline in net interest margin primarily was the result of a flattening of the yield curve in 2011. This reduction in the net interest margin was partially offset by an increase in average earning assets of $238.4 million, or 2.0%.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible. A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level appropriate to absorb management’s estimate of probable incurred losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management’s quarterly review of the loan and lease portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve. Detailed information about changes in the allowance for loan and lease losses is presented in Table 2.

Although we continued to experience a challenging operating environment for the first nine months of 2011, we also continued to see signs of stabilization. Net charge-offs for the third quarter of 2011 decreased to $23.3 million, or 0.96% of average loans and leases, when compared to net charge-offs for the third quarter of 2010 of $34.7, or 1.42% of average loans and leases. Net charge-offs for the nine months ended September 30, 2011 decreased to $88.9 million, or 1.24% of average loans and leases, when compared to net charge-offs for the nine months ended September 30, 2010 of $109.3, or 1.48% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the second quarter of 2011 were $31.9 million, net charge-offs for the first quarter of 2011 were $33.6 million, net charge-offs for the fourth quarter of 2010 were $34.3 million, and net-charge-offs for the third quarter of 2010 were $34.7 million. Nonaccrual loans and troubled debt restructurings also decreased during this linked-quarter period. As a result, we decreased the provision for loan and lease losses from $128.0 million for the first nine months of 2010 to $88.0 million for the first nine months of 2011.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at September 30, 2011. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at September 30, 2011.

Susquehanna Bancshares, Inc. and Subsidiaries

Table 2 - Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance - Beginning of period	$189,292	$185,795	$191,834	$172,368
Additions	25,000	40,000	88,000	128,000
Charge-offs:
Commercial, financial, and agricultural	(6,445)	(5,260)	(21,386)	(19,493)
Real estate - construction	(7,227)	(15,328)	(27,189)	(41,286)
Real estate secured - residential	(5,476)	(3,354)	(15,604)	(12,956)
Real estate secured - commercial	(6,712)	(10,429)	(33,446)	(37,002)
Consumer	(483)	(677)	(3,175)	(2,911)
Leases	(1,084)	(2,061)	(4,224)	(7,071)

Total charge-offs	(27,427)	(37,109)	(105,024)	(120,719)

Recoveries:
Commercial, financial, and agricultural	1,123	962	3,226	3,702
Real estate - construction	738	311	6,194	3,158
Real estate secured - residential	214	237	1,497	794
Real estate secured - commercial	1,100	280	2,925	1,792
Consumer	582	226	1,128	1,067
Leases	338	413	1,180	953

Total recoveries	4,095	2,429	16,150	11,466

Net charge-offs	(23,332)	(34,680)	(88,874)	(109,253)

Balance - Period end	$190,960	$191,115	$190,960	$191,115

Net charge-offs as a percentage of average loans and leases (annualized)	0.96%	1.42%	1.24%	1.48%
Allowance as a percentage of period-end loans and leases	1.97%	1.97%	1.97%	1.97%

Average loans and leases	$9,646,189	$9,721,291	$9,617,097	$9,864,094
Period-end loans and leases	9,702,669	9,696,800	9,702,669	9,696,800

Noninterest Income

Third Quarter 2011 Compared to Third Quarter 2010

Noninterest income, as a percentage of net interest income plus noninterest income, was 25.6% for the third quarter of 2011 and 25.1% for the third quarter of 2010.

Noninterest income increased $1.4 million, or 3.9%, for the third quarter of 2011, as compared to the third quarter of 2010. This net increase was primarily the result of increased net realized gains on securities (excluding other-than-temporary impairment) of $1.3 million.

Nine Months ended September 30, 2011 Compared to Nine Months ended September 30, 2010

Noninterest income, as a percentage of net interest income plus noninterest income, was 25.9% for the nine months ended September 30, 2011 and 26.0% for the nine month ended September 30, 2010.

Noninterest income decreased $1.0 million, or 0.9%, for the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010. This net decrease was primarily the result of the following:

•	Decreased service charges on deposit accounts of $1.8 million;

•	Increased commissions on property and casualty insurance sales of $1.5 million;

•	Increased other commissions and fees of $1.9 million;

•	Increased net gains on the sale of loans and leases of $2.1 million; and

•	Decreased net realized gain on securities (excluding other-than-temporary impairment) of $6.7 million.

Service charges on deposit accounts. The 7.1% decrease primarily was the result of a change in consumer habits and new government regulations in this area.

Commissions on property and casualty insurance sales. The 17.3% increase primarily was the result of increased volume at Addis.

Other commissions and fees. The 10.5% increase primarily was the result of an increased volume in interest-rate derivative products that we provide as a service to certain commercial banking customers.

Gains on sales of loans and leases. The 28.9% increase primarily was the result of increased gains on the sale of Small Business Administration loans.

Net realized gain on securities. During the first nine months of 2011, we realized a net gain of $4.6 million on the sale of securities with an aggregate book value of $178.2 million. During the first nine months of 2010, we realized a net gain of $11.3 million on the sale of securities with an aggregate book value of $269.2 million.

Noninterest Expenses

Third Quarter 2011 Compared to Third Quarter 2010

Noninterest expenses increased $4.5 million, or 4.7%, from $96.2 million for the third quarter of 2010, to $100.7 million for the third quarter of 2011. This net increase was primarily the result of a net increase in salaries and employee benefits of $4.5 million, which we attribute to annual merit increases and a reduction in open positions.

Nine Months ended September 30, 2011 Compared to Nine Months ended September 30, 2010

Noninterest expenses increased $11.1 million, or 3.9%, from $286.7 million for the nine-month period ended September 30, 2010, to $297.8 million for the nine-month period ended September 30, 2011. This net increase was primarily the result of the following:

•	Increased salaries and employee benefits of $11.5 million;

•	Increased legal fees of $2.3 million;

•	Decreased vehicle lease disposal expenses of $3.4 million; and

•	Increased other expenses of $2.9 million.

Salaries and employee benefits. The 7.9% increase primarily can be attributed to annual merit increases and a reduction in open positions.

Legal fees. The 36.1% increase primarily was the result of $2.0 million in fees relating to the acquisition of Abington and the proposed acquisition of Tower.

Vehicle lease disposal expenses. The 30.3% decrease primarily was the result of lower residual value expense and lower volumes.

Other expense. The 5.2% increase primarily was the result of increases in operating losses of $1.1 million, increases in insurance costs of $1.0 million, and increases in merger costs of $0.8 million.

Income Taxes

Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant, unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2011, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that, as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2011. The actual effective rate for the reporting period ended September 30, 2011 was impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of September 30, 2011 Compared to December 31, 2010

Total assets at September 30, 2011 were $14.4 billion, relatively unchanged from December 31, 2010 when total assets were $14.0 billion. Total loans at September 30, 2011were $9.7 billion, also relatively unchanged from December 31, 2010. Total deposits at September 30, 2011 were $9.6 billion, an increase of $367.4 million when compared to total deposits of $9.2 billion at December 31, 2010. Total equity capital was $2.0 billion at September 30, 2011, or $15.65 per share, and $2.0 billion, or $15.27 per share, at December 31, 2010.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2011, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Risk Assets

Susquehanna Bancshares, Inc. and Subsidiaries

Table 3 - Risk Assets

	September 30, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$14,421	$20,012	$22,522
Real estate - construction	37,487	57,779	76,418
Real estate secured - residential	41,238	50,973	47,564
Real estate secured - commercial	65,377	65,313	77,858
Consumer	0	1	2
Leases	1,576	2,817	3,054

Total nonaccrual loans and leases	160,099	196,895	227,418
Foreclosed real estate	29,563	18,489	18,856

Total nonperforming assets	$189,662	$215,384	$246,274

Nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate	1.95%	2.23%	2.53%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	119%	97%	84%

Loans and leases contractually past due 90 days and still accruing	$13,034	$20,588	$18,005
Troubled debt restructurings	62,331	114,566	119,398

Nonperforming assets decreased from $215.4 million at December 31, 2010 to $189.7 million at September 30, 2011. The decrease was primarily the result of problem-loan resolution being greater than additions with regard to construction loans. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 2.23% at December 31, 2010 to 1.95% at September 30, 2011.

Troubled debt restructurings decreased $52.2 million, from $114.6 million at December 31, 2010 to $62.3 million at September 30, 2011. Of this decline, loans previously classified as troubled debt restructuring aggregating $10.7 million were transferred to nonaccrual status; loans aggregating $15.1 million were charged-off; loans aggregating $19.9 million were paid off or paid down; loans aggregating $12.6 million were newly restructured; and loans aggregating $19.2 million were returned to accruing status and no longer classified as troubled debt restructurings because they had been performing under the restructured terms at market interest rates.

Of the $169.7 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $89.9 million, or 53.0%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At September 30, 2011, real estate – construction loans comprised only 8.0% of our total loan and lease portfolio, but accounted for 23.4% of nonaccrual loans and leases and 21.4% of our allowance for loan and lease losses. In addition, for the nine months ended September 30, 2011, this loan type accounted for 23.6% of total net charge-offs. As a result, we consider real estate – construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at September 30, 2011	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(dollars is thousands)
1-4 Family:
Construction	$162,892	21.1%	0.1%	0.1%	11.5%	17.1%	11.8%	6.0%
Land development	186,893	24.2	0.0	0.4	0.3	17.0	0.9	5.8
Raw land	3,829	0.5	0.0	0.0	0.0	8.7	49.7	5.0

	353,614	45.8	0.0	0.2	5.5	17.0	7.2	5.8

All Other:
Construction:
Investor	170,026	22.0	0.0	0.0	0.1	2.5	3.7	5.3
Owner-occupied	27,193	3.5	0.0	0.0	0.0	0.8	0.0	4.7
Land development:
Investor	178,155	23.1	0.0	0.0	10.1	28.0	3.1	4.3
Owner-occupied	14,722	1.9	0.0	0.0	0.0	4.0	0.1	5.7
Raw land:
Investor	27,539	3.6	0.0	0.0	0.0	18.3	8.0	5.6
Owner-occupied	485	0.1	0.0	0.0	0.0	0.0	0.0	0.5

	418,120	54.2	0.0	0.0	4.3	14.4	3.4	4.9

Total	$771,734	100.0	0.0	0.1	4.9	15.6	5.2	5.8

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at September 30, 2011 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2011.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

		Geographical Location by %
Category	Balance at September 30, 2011	Maryland	New Jersey	Pennsylvania	Other
	(dollars in thousands)
1-4 Family:
Construction	$162,892	56.3%	3.8%	36.7%	3.3%
Land development	186,893	47.6	5.3	36.3	10.8
Raw land	3,829	0.2	4.9	94.8	0.0

	353,614	51.1	4.6	37.1	7.2

All Other:
Construction:
Investor	170,026	31.7	16.9	47.9	3.5
Owner-occupied	27,193	17.1	10.5	67.7	4.7
Land development:
Investor	178,155	19.0	4.4	56.4	20.3
Owner-occupied	14,722	74.5	0.0	25.5	0.0
Raw land:
Investor	27,539	35.2	1.1	62.8	0.9
Owner-occupied	485	87.3	0.0	12.7	0.0

	418,120	27.1	9.5	53.0	10.5

Total	$771,734	38.1	7.2	45.7	9.0

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at September 30, 2011	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(dollars in thousands)
1-4 Family:
Construction	$162,892	21.9%	78.7%
Land development	186,893	7.5	68.8
Raw land	3,829	26.3	64.6

	353,614	14.5	74.7

All Other:
Construction:
Investor	170,026	0.8	71.4
Owner-occupied	27,193	0.0	62.3
Land development:
Investor	178,155	27.8	66.9
Owner-occupied	14,722	30.7	59.9
Raw land:
Investor	27,539	16.4	73.0
Owner-occupied	485	0.0	85.7

	418,120	15.1	68.3

	$771,734	14.8	71.6

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption (units leased or sold). If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current appraisal, and the short fall is charged off. All charged-off loans become part of the calculation for the allowance for loan lease losses.

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

Goodwill

For information about goodwill, refer to “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 4.0%, or $367.4 million, from December 31, 2010 to September 30, 2011. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 2.3%, 8.7%, and 2.6%, respectively.

Time deposits less than $0.1 million decreased 6.6%, or $143.5 million, from December 31, 2010 to September 30, 2011. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 11.4%, or $141.4 million, from December 31, 2010 to September 30, 2011. This increase is primarily the result of the acquisition of brokered certificates of deposit at very favorable rates.

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

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. Our capital ratios are well in excess of these new requirements. These new ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. We will monitor any proposed modifications or clarifications of these benchmarks.

Our capital ratios are as follows:

Table 8. Regulatory Capital Ratios

	At September 30, 2011	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.74%	N/A	N/A
Tier 1 Common Ratio	9.81%	N/A	7.0%
Leverage Ratio	10.39%	5.0%	4.0%
Tier 1 Capital Ratio	12.86%	6.0%	8.5%
Total Risk-based Capital Ratio	14.93%	10.0%	10.5%

(1)	Includes deferred tax liability of $40.3 million associated with intangibles.

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

Due to the nature of our operations, foreign currency risk is not significant to us. However, in addition to general banking risks, we have other risks that are related to vehicle leasing and asset securitizations.

Equity Market Price Risk

Equity market price risk is the risk related to market fluctuations of equity prices in the securities markets. While we do not have significant equity market price risk in our investment portfolio, market price fluctuations may affect fee income generated through our asset management operations. Generally, our fee structure is based on the market value of assets being managed at specific time frames. When market values decline, our fee income also declines.

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2011, our bank subsidiary had approximately $690.9 million available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $538.1 million more would have been available provided that additional collateral had been pledged. Furthermore, at September 30, 2011, we had unused federal funds lines of $1.1 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At September 30, 2011, we had unused collateralized availability of $975.0 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $31.0 million at September 30, 2011 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At September 30, 2011, our asset/liability position was asset sensitive.

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

On April 12, 2011, the Plaintiffs in the Philadelphia County lawsuit filed a Stipulation of Dismissal to dismiss Susquehanna from the action. On April 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the Complaint, Abington and the other named defendants entered into a Memorandum of Understanding (“MOU”) with the plaintiffs in the Philadelphia County lawsuit. Susquehanna was also a party to the MOU. Under the terms of the MOU, Abington, the other named defendants, Susquehanna and the plaintiffs have agreed to settle the lawsuit subject to court approval. On October 24, 2011, the court issued an order in which it granted final approval of the settlement, awarded $250,000 in attorney’s fees and expenses, and dismissed the plaintiffs’ claims with prejudice.

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

On September 26, 2011, a class action and derivative complaint was filed in the United States District Court for the Middle District of Pennsylvania against Tower and the members of its board of directors. The complaint in the lawsuit, Edgar L. Johnson, Jr. v. Andrew S. Samuel, et al., Case No. 11-1777, asserts that the members of Tower’s board of directors (“Individual Defendants”) breached their fiduciary duties by causing the Tower to enter into the Tower Merger and further asserts that Tower aided and abetted those alleged breaches of duties (the “Tower Federal Action”). The lawsuit also alleges that the disclosure provided in the joint proxy statement/prospectus of Susquehanna and Tower (the “Tower Joint Proxy/Prospectus”) included in the registration statement on Form S-4 filed by Susquehanna with the SEC (File No. 333-176367), failed to provide required material information necessary for Tower’s shareholders to make a fully informed decision concerning the Tower Merger in violation of Section 14(a) of the Exchange Act. The complaint seeks, among other relief, an order declaring that the Individual Defendants breached their fiduciary duties and that the Tower Joint Proxy/Prospectus is materially misleading in violation of the Exchange Act, accounting for and awarding damages on behalf of Tower for the alleged breaches of fiduciary duties by the Individual Defendants (including punitive and actual damages, plaintiff’s counsel’s fees and experts’ fees) and enjoining the Tower Merger or rescinding the Tower Merger (if consummated).

On September 28, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna, Tower and the other named defendants entered into a Memorandum of Understanding (the “Johnson MOU”). Under the terms of the Johnson MOU, Tower, the other named defendants, Susquehanna and all plaintiffs agreed to settle the Tower Federal Action and Tower State Action, subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuits will be dismissed with prejudice. In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $332,500 subject to court approval, and Tower and Susquehanna have agreed not to oppose plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the court. This payment will not affect the amount of merger consideration to be paid in the Tower Merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Tower Merger, the Tower Merger Agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter in to a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Johnson MOU may be terminated.

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

If the average closing price of Susquehanna common stock for the 20 consecutive trading days prior to the third day immediately prior to the effective time of the merger is less than $6.46 (representing a 20% decline from a starting price of $8.07) and if the decline on a percentage basis in the average closing price of Susquehanna common stock from $8.07 is at least 20% more than the change in the Nasdaq Bank Index (as measured by comparing its closing price on June 17, 2011, the last trading day prior to the announcement of the Tower Merger Agreement, to the average closing price of the Nasdaq Bank Index for the 20 consecutive trading days prior to the third day prior to the effective time of the merger, referred to herein as a threshold decline in the Susquehanna stock price, Tower will have the right to terminate the Tower Merger Agreement. If Tower provides notice that it has elected to exercise this termination right, Susquehanna may increase the Exchange Ratio or agree to pay more cash to Tower shareholders so that the aforementioned conditions would be deemed not to have been triggered, and the Tower Merger Agreement will remain in effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

The Exhibits filed as part of this report are as follows:

2.1	Agreement and Plan of Merger between Susquehanna and Tower Bancorp, Inc., dated June 20, 2011 and amended on September 28, 2011, incorporated by reference to the conformed version filed as Annex A to the Joint Proxy Statement / Prospectus on Form S-4, filed October 3, 2011.

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, Filed August 8,2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

The Exhibits furnished** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCHXBRL	Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

November 4, 2011	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

November 4, 2011	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing

2.1	Agreement and Plan of Merger between Susquehanna and Tower Bancorp, Inc., dated June 20, 2011 and amended on September 28,2011, incorporated by reference to the conformed version filed as Annex A to the Joint Proxy Statement / Prospectus on Form S-4, filed October 3, 2011.

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document. **

101.SCHXBRL	Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

**	These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.