Form 10-Q
period 2012-03-31
SUSQUEHANNA BANCSHARES INC
filed 2012-05-09
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 187,856,184 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands, except share data)
Assets
Cash and due from banks	$350,793	$276,384	$191,207
Unrestricted short-term investments	27,067	55,761	24,635

Cash and cash equivalents	377,860	332,145	215,842
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	4,932	5,015	5,168
Restricted short-term investments	60,600	60,910	28,260
Securities available for sale	2,620,245	2,295,034	2,349,383
Restricted investment in bank stocks	136,591	128,073	121,586
Loans and leases, net of unearned income	12,337,688	10,257,161	9,397,786
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	183,981	190,769	210,212
Less: Allowance for loan and lease losses	194,730	188,100	193,233

Net loans and leases	12,326,939	10,259,830	9,414,765

Premises and equipment, net	196,011	168,382	165,747
Other real estate and foreclosed assets	40,748	41,716	28,212
Accrued income receivable	43,928	36,820	36,741
Bank-owned life insurance	447,686	405,296	360,312
Goodwill	1,264,892	1,018,031	1,018,031
Intangible assets with finite lives	53,662	29,081	31,912
Deferred taxes	35,776	6,344	4,828
Other assets	197,156	188,112	170,738

Total Assets	$17,807,026	$14,974,789	$13,951,525

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,947,525	$1,569,811	$1,387,130
Interest-bearing demand	5,496,237	4,439,488	3,669,322
Savings	1,008,042	868,709	798,979
Time	2,527,383	2,157,282	2,074,648
Time of $100 or more	1,584,354	1,255,182	1,350,778

Total deposits	12,563,541	10,290,472	9,280,857
Federal Home Loan Bank short-term borrowings	850,000	900,000	375,000
Other short-term borrowings	723,758	613,306	609,284
Federal Home Loan Bank long-term borrowings	120,673	71,020	716,125
Other long-term debt	200,611	176,030	176,036
Junior subordinated debentures	346,395	323,317	323,030
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	145,053	157,379	195,332
Accrued interest, taxes, and expenses payable	69,787	50,670	47,703
Deferred taxes	0	25,827	39,906
Other liabilities	274,624	177,140	188,760

Total Liabilities	15,294,442	12,785,161	11,952,033

Shareholders’ Equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 188,058,669 at March 31, 2012; 157,067,887 at December 31, 2011; and 129,975,635 at March 31, 2011	376,117	314,136	259,951
Treasury stock, at cost. 202,485 at March 31, 2012; 200,748 at December 31, 2011; and 2,527 at March 31, 2011	(1,278)	(1,263)	(24)
Additional paid-in capital	1,638,562	1,397,152	1,295,979
Retained earnings	544,476	525,657	490,425
Accumulated other comprehensive loss, net of taxes of $25,305; $25,863; and $26,109, respectively	(45,293)	(46,054)	(46,839)

Total Shareholders’ Equity	2,512,584	2,189,628	1,999,492

Total Liabilities and Shareholders’ Equity	$17,807,026	$14,974,789	$13,951,525

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$148,355	$126,799
Securities:
Taxable	12,792	15,681
Tax-exempt	3,762	3,951
Dividends	998	1,022
Short-term investments	30	28

Total interest income	165,937	147,481

Interest Expense:
Deposits:
Interest-bearing demand and savings	6,047	5,812
Time	12,026	15,181
Federal Home Loan Bank short-term borrowings	2,900	2,308
Other short-term borrowings	2,122	1,897
Federal Home Loan Bank long-term borrowings	58	8,084
Other long-term debt	8,661	9,176

Total interest expense	31,814	42,458

Net interest income	134,123	105,023
Provision for loan and lease losses	19,000	35,000

Net interest income, after provision for loan and lease losses	115,123	70,023

Noninterest Income:
Service charges on deposit accounts	7,674	7,756
Vehicle origination and servicing fees	1,924	1,904
Asset management fees	7,073	7,161
Income from fiduciary-related activities	2,622	1,834
Commissions on brokerage, life insurance, and annuity sales	1,907	2,255
Commissions on property and casualty insurance sales	5,058	3,985
Other commissions and fees	4,643	5,987
Income from bank-owned life insurance	1,472	1,106
Net gain on sale of loans and leases	3,750	4,051
Net realized gain on sales of securities	385	1,869
Total other-than-temporary impairment, net of recoveries	(2,706)	(2,372)
Portion of loss recognized in other comprehensive income (before taxes)	2,562	140

Net impairment losses recognized in earnings	(144)	(2,232)
Other	3,151	1,791

Total noninterest income	39,515	37,467

Noninterest Expenses:
Salaries and employee benefits	57,958	50,992
Occupancy	10,810	9,655
Furniture and equipment	3,617	3,066
Advertising and marketing	3,054	2,347
FDIC insurance	5,178	3,381
Legal fees	2,053	2,074
Amortization of intangible assets	2,753	2,163
Vehicle lease disposal	1,836	2,437
Merger related	11,479	535
Other	21,617	19,233

Total noninterest expenses	120,355	95,883

Income before income taxes	34,283	11,607
Provision for (benefit from) income taxes	10,810	1,846

Net Income	$23,473	$9,761

Earnings per common share:
Basic	$0.14	$0.08
Diluted	$0.14	$0.08
Cash dividends per common share	$0.03	$0.01
Average common shares outstanding:
Basic	171,326	129,727
Diluted	171,973	129,796

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net Income	$23,473	$9,761

Other comprehensive income, net of tax:

Unrealized gains on securities:
Unrealized holding gains arising during period	686	7,851
Less: Reclassification adjustment for losses included in net income	(1,623)	(89)

	(937)	7,762

Defined benefit pension plans:

Net loss arising during period	0	(301)

Cash flow hedges:

Unrealized gain on cash flow hedges	1,698	3,835

Total other comprehensive income	761	11,296

Comprehensive income	$24,234	$21,057

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$23,473	$9,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,476	8,459
Provision for loan and lease losses	19,000	35,000
Realized (gain) loss on available-for-sale securities, net	(241)	363
Deferred income taxes	13,778	(20)
Gain on sale of loans and leases	(3,750)	(4,051)
(Gain) loss on sale of foreclosed assets	(607)	73
Mortgage loans originated for sale	(113,772)	(67,883)
Proceeds from sale of mortgage loans originated for sale	119,668	77,590
Payments received on loans and leases transferred from held for sale to held for investment, net of advances on home equity lines of credit	38,503	33,888
Increase in cash surrender value of bank-owned life insurance	(1,273)	(918)
Increase in accrued interest receivable	(8,866)	(620)
Increase (decrease) in accrued interest payable	1,029	(793)
(Decrease) increase in accrued expenses and taxes payable	(18,629)	2,047
Other, net	(1,658)	(4,650)

Net cash provided by operating activities	78,131	88,246

Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	9,564	8,267
Activity in available-for-sale securities:
Sales	10,350	88,403
Maturities, repayments, and calls	163,205	155,323
Purchases	(299,694)	(217,911)
Net decrease (increase) in restricted investment in bank stock	4,059	(40)
Net increase in loans and leases	(158,684)	(61,849)
Purchase of bank-owned life insurance	(1,874)	0
Proceeds from bank-owned life insurance	2,259	185
Proceeds from sale of foreclosed assets	12,792	5,580
Acquisitions, net of subsequent divestitures	(2,487)	0
Additions to premises and equipment, net	(1,211)	(3,448)

Net cash provided by (used in) investing activities	(261,721)	(25,490)

Cash Flows from Financing Activities:
Net increase in deposits	198,697	89,650
Net increase (decrease) in other short-term borrowings	100,224	(161,339)
Net (decrease) increase in short-term FHLB borrowings	(50,000)	75,000
Repayment of long-term FHLB borrowings	(4,605)	(85,050)
Repayment of long-term debt	(12,328)	(11,706)
Proceeds from issuance of common stock	1,986	226
Purchase of treasury stock	(15)	(24)
Redemption of warrant	0	(5,269)
Cash dividends paid	(4,654)	(1,300)

Net cash provided by (used in) financing activities	229,305	(99,812)

Net change in cash and cash equivalents	45,715	(37,056)
Cash and cash equivalents at January 1	332,145	252,898

Cash and cash equivalents at March 31	$377,860	$215,842

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$30,784	$43,250
Income tax payments	809	820
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$11,144	$13,017
Securities purchased not settled	80,557	78,760

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2011	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income					9,761		9,761
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $235						7,851	7,851
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $51						(89)	(89)
Change in unrealized loss on cash flow hedges, net of taxes of $2,218						3,835	3,835
Adjustment to postretirement benefit obligations, net of taxes of $162						(301)	(301)

Total comprehensive income							21,057

Issuance of common stock and options under employee benefit plans	10,000	20		206			226
Treasury stock purchased			(24)				(24)
Redemption of warrant				(5,269)			(5,269)
Cash dividends paid on common stock ($0.01 per share)					(1,300)		(1,300)

Balance at March 31, 2011	129,975,635	$259,951	$(24)	$1,295,979	$490,425	$(46,839)	$1,999,492

Balance at January 1, 2012	157,067,887	$314,136	($1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628

Comprehensive income:
Net income					23,473		23,473
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $391						686	686
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $939						(1,623)	(1,623)
Change in unrealized loss on cash flow hedges, net of taxes of $1,106						1,698	1,698

Total comprehensive income							24,234

Issuance of common stock in Tower Bancorp, Inc. purchase	30,760,933	61,522		239,883			301,405
Issuance of common stock and options under employee benefit plans	229,849	459		1,527			1,986
Treasury stock purchased			(15)				(15)
Cash dividends paid on common stock ($0.03 per share)					(4,654)		(4,654)

Balance at March 31, 2012	188,058,669	$376,117	$(1,278)	$1,638,562	$544,476	$(45,293)	$2,512,584

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share

NOTE 1. Accounting Policies

The information contained in this report is unaudited. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the periods ended March 31, 2012 and 2011. Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 83 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Susquehanna has reclassified and seperately presented restricted investment in bank stock from its securities available for sale. Restricted stock consists of Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Recently Adopted Accounting Guidance

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was previously deferred by ASU 2011-01. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Adoption of this guidance has not had a material impact on results of operations or financial condition. In conjunction with the adoption of ASU 2011-04, Susquehanna also elected to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.

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

(Amounts in thousands, except as noted and per share)

guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this guidance has not had a material impact on results of operations or financial condition.

Recently Issued Accounting Guidance

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of the amendment is not expected to have a material impact the financial condition, results of operations or liquidity.

NOTE 2. Acquisitions

Abington Bancorp, Inc.

On October 1, 2011, Susquehanna acquired all of the outstanding common stock of Abington Bancorp, Inc. (“Abington”), headquartered in Jenkintown, Pennsylvania, in a stock-for-stock transaction in which Abington was merged with and into Susquehanna. Abington operated 20 offices in Pennsylvania at the date of acquisition. The results of operations acquired in the Abington transaction have been included in Susquehanna’s financial results since the acquisition date, October 1, 2011. Abington shareholders received 1.32 shares of Susquehanna stock in exchange for each outstanding share of Abington common stock, resulting in Susquehanna issuing a total of 26.7 million common shares.

Tower Bancorp, Inc.

On February 17, 2012, Susquehanna acquired all of the outstanding common stock of Tower Bancorp, Inc. (“Tower”), headquartered in Harrisburg, Pennsylvania, through the merger of Tower with and into Susquehanna. The results of operations acquired in the Tower transaction have been included in Susquehanna’s financial results since the acquisition date, February 17, 2012. Tower shareholders received, at their election, either 3.4696 shares of Susquehanna common stock, or $28.00 in cash, or some combination of shares and cash, for each share of Tower common stock held immediately prior to the effective time of the Tower merger, with $88.0 million of the aggregate merger consideration being paid in cash. A total of 30.8 million shares of Susquehanna common stock were issued in connection with the Tower merger.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,391,669, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,249,120, including $2,074,372 of deposits. The transaction added $301,405 to the Susquehanna shareholders’ equity. Goodwill of $246,861 was recorded as a result of the transaction. The consideration transferred for Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Purchase price:
Value of:
Common shares issued and options assumed	$301,405
Cash	88,005

Total purchase price	389,410

Identifiable assets:
Cash and due from banks	85,518
Unrestricted short-term investments	9,171
Securities available for sale	137,254
Loans and leases	1,975,488
Intangible assets	27,334
Other assets	156,904

Total identifiable assets	2,391,669

Liabilities:
Deposits	2,074,372
Short-term borrowings	10,228
Long-term borrowings	103,923
Other liabilities	60,597

Total liabilities	2,249,120

Net goodwill resulting from acquisition	$246,861

In many cases, determining the fair value of the acquired assets and assumed liabilities required Susquehanna to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.

The following is a summary of the loans acquired in the Tower acquisition:

	Acquired Impaired Loans	Acquired Non- Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$348,889	$2,376,071	$2,724,960
Contractual cash flows not expected to be collected	127,318	135,736	263,054

Expected cash flows at acquisition	221,571	2,240,335	2,461,906
Interest component of expected cash flows	54,418	432,000	486,418

Basis in acquired loans at acquisition - estimated fair value	$167,153	$1,808,335	$1,975,488

The core deposit intangible of $24,005 is being amortized over an estimated useful life of approximately 10 years.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The fair value of checking, savings and money market deposit accounts acquired from Tower was assumed to be approximately the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

In connection with the Tower acquisition, Susquehanna incurred merger-related expenses related to personnel, occupancy and equipment, and other costs of integrating and conforming acquired operations with and into Susquehanna. Those expenses consisted largely of costs related to professional services, conversion of systems and/or integration of operations, and, termination of existing contractual arrangements of Tower to purchase various services; initial marketing and promotion expenses designed to introduce Susquehanna to its new customers; travel costs; and printing, postage, supplies, and other costs of completing the transaction and commencing operations in new markets and offices. A summary of merger-related expenses included in the consolidated statement of income follows:

At March 31, 2012	Abington	Tower	Total
Salaries and employee benefits	$0	$1,350	$1,350
Consulting	66	3,949	4,015
Legal	37	733	770
Branch writeoffs	0	1,371	1,371
Net occupancy and equipment	0	2,809	2,809
All other	0	1,164	1,164

	$103	$11,376	$11,479

At March 31, 2011	Abington	Tower	Total
Legal	$520	$0	$520
All other	15	0	15

	$535	$0	$535

Pro Forma Condensed Combined Financial Information

If the Abington acquisition had been completed on January 1, 2011, total revenue, net of interest expense, and net income, would have been approximately $151.2 million and $11.3 million, respectively, for the three months ended March 31, 2011.

If the Tower acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $188.5 million and $172.2 million for the three months ended March 31, 2012 and 2011, respectively, and net income from continuing operations would have been approximately $23.6 million and $10.0 million for the same periods.

Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to Susquehanna’s policies. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Note 3. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2012 and December 31, 2011 were as follows:

At March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$119,064	$1,521	$0	$120,585
Obligations of states and political subdivisions	372,461	24,110	258	396,313
Agency residential mortgage-backed securities	1,869,543	29,215	901	1,897,857
Non-agency residential mortgage-backed securities	74,394	80	9,481	64,993
Commercial mortgage-backed securities	52,477	2,282	0	54,759
Other structured financial products	24,879	0	16,858	8,021
Other debt securities	54,200	1,813	1,024	54,989
Other equity securities	22,401	906	579	22,728

Total available-for-sale securities	$2,589,419	$59,927	$29,101	$2,620,245

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2011	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$146,580	$1,906	$1	$148,485
Obligations of states and political subdivisions	376,819	25,235	75	401,979
Agency residential mortgage-backed securities	1,503,836	28,177	608	1,531,405
Non-agency residential mortgage-backed securities	79,225	0	10,154	69,071
Commercial mortgage-backed securities	54,973	1,846	0	56,819
Other structured financial products	24,831	0	11,538	13,293
Other debt securities	54,176	670	3,711	51,135
Other equity securities	22,283	791	227	22,847

Total available-for-sale securities	$2,262,723	$58,625	$26,314	$2,295,034

At March 31, 2012 and December 31, 2011, investment securities with carrying values of $1,701,175 and $1,673,419, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
Within one year	$9,501	$9,688	$9,595	$9,821
After one year but within five years	140,884	143,395	169,739	172,613
After five years but within ten years	865,326	873,596	602,385	609,935
After ten years	1,551,307	1,570,838	1,458,719	1,479,816

Total available-for-sale securities	$2,567,018	$2,597,517	$2,240,439	$2,272,185

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended March 31,
	2012	2011
Gross gains	$392	$3,601
Gross losses	(7)	(1,732)
Other-than-temporary impairment	(144)	(2,232)

Net gains	$241	$(363)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

March 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$500	$0	$0	$0	$500	$0
Obligations of states and political subdivisions	13,993	258	0	0	13,993	258
Agency residential mortgage-backed securities	351,209	901	0	0	351,209	901
Non-agency residential mortgage-backed securities	20,769	1,470	55,191	8,011	75,960	9,481
Other structured financial products	0	0	8,020	16,858	8,020	16,858
Other debt securities	23,527	712	1,483	312	25,010	1,024
Other equity securities	587	385	822	194	1,409	579

	$410,585	$3,726	$65,516	$25,375	$476,101	$29,101

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$0	$0	$6,500	$1	$6,500	$1
Obligations of states and political subdivisions	0	0	925	75	925	75
Agency residential mortgage-backed securities	126,645	608	0	0	126,645	608
Non-agency residential mortgage-backed securities	6,187	563	62,884	9,591	69,071	10,154
Other structured financial products	0	0	13,293	11,538	13,293	11,538
Other debt securities	21,237	2,988	10,102	723	31,339	3,711
Other equity securities	16	1	921	226	937	227

	$154,085	$4,160	$94,625	$22,154	$248,710	$26,314

Non-agency residential mortgage-backed securities. At March 31, 2012, Susquehanna held 11 securities that had unrealized losses. Seven of those securities were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that four of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended March 31,
	2012	2011
Balance - beginning of period	$5,055	$1,737
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	0	2,232
Additional amount related to credit losses for which an other-than-temporary impairment was previously recognized	144	0

Balance - end of period	$5,199	$3,969

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($4,144 and $89 at March 31, 2012 and 2011, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

Weighted-
As of March 31, 2012	Average
Conditional repayment rate (1)	9.9%
Loss severity (2)	46.6%
Conditional default rate (3)	6.0%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.
(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.
(3)	Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past due 60 days, 90 days, or possibly already in the foreclosure process.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $16,859 and $10,725 at March 31, 2012 and 2011, respectively. All of these securities are below investment grade but are of the more senior tranche of the specific issue. Susquehanna has contracted with a third-party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment (“OTTI”) analysis of its structured financial product investments. Management has assisted with the development of, and reviews and comments on the results of, this valuation methodology, and believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

If collateral is in default at the assessment date, a recovery rate specific to the issuer of the collateral is incorporated into the expected cash flows with a twenty-four month lag in timing of receipt of those expected cash flows. The third party firm calculates a terminal default rate based upon certain key financial ratios of the active issuers in the security to all Federal Deposit Insurance Corporation insured bank institutions. The active issuers of the collateral are summarized as a weighted average based on issue size according to status of deferral and default assumption. To enhance the analysis, the third party firm calculates the standard deviation across the issuers for each ratio and removes any issuer that falls more than three standard deviations above or below the average for that ratio. No recovery is incorporated into the expected cash flows for any issuers that exceed the terminal default rate. For issuers currently making interest payments and for those currently deferring interest payments, Susquehanna makes an estimate using publicly available financial information as to the likelihood and timing of any default, after which the estimated cash flow reflects a recovery rate specific to the issuer. Issuers that are currently deferring interest payments and not expected to default are assumed to continue to defer interest payments for twenty quarters, the full contractually permitted deferral, from the period of initial deferral.

In considering the amount and timing of expected cash flows on the pooled trust preferred securities, management considers the right of the issuers of the securities underlying the pooled trust preferred securities to call those collateral securities. Management assesses any projected exercise of the call option, incorporating changes in economic and market conditions and the impact of any change in timing of expected cash flows in the measurement of fair value and other-than-temporary impairment. As of March 31, 2012 and 2011, management determined that the likelihood was remote that any call option will be exercised.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The present value of the expected cash flows for Susquehanna’s specific class and subordinate classes, as well as additional information about the pooled trust preferred securities, are included in the following tables.

As of March 31, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,363	$87,962	$45,500

Book value	$3,000	$7,096	$8,033	$6,750
Fair value	967	2,438	2,718	1,897

Unrealized loss	$(2,033)	$(4,658)	$(5,315)	$(4,853)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$151,043	$171,529	$277,791	$142,866

Lowest credit rating assigned	CCC-	Ca	Ca	Ca

Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	300,200	470,831	344,600
Actual defaults	10,000	51,580	44,000	74,500
Actual deferrals	107,400	120,690	135,150	43,080
Projected future defaults	72,893	71,392	60,702	46,548

Actual defaults as a % of original collateral	1.6%	10.3%	6.3%	15.3%
Actual deferrals as a % of original collateral (2)	17.2	24.1	19.3	8.8

Actual defaults and deferrals as a % of original collateral	18.8%	34.4%	25.6%	24.1%

Projected future defaults as a % of original collateral (3)	11.7%	14.2%	8.7%	9.5%
Actual institutions deferring and defaulted as a % of total institutions	19.4	37.5	30.4	30.9
Projected future defaults as a % of performing collateral plus deferrals	15.9	17.0	10.0	12.0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of March 31, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$57,677	$87,107	$45,500

Book value	$3,000	$7,012	$7,955	$6,750
Fair value	1,874	4,138	4,240	3,740

Unrealized loss	$(1,126)	$(2,874)	$(3,715)	$(3,010)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$162,872	$115,023	$167,210	$110,675

Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-

Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,728	329,200	530,135	325,700
Actual defaults	3,000	27,580	93,500	66,500
Actual deferrals	77,400	144,690	76,900	95,480
Projected future defaults	108,000	152,420	159,500	104,500

Actual defaults as a % of original collateral	0.5%	5.5%	13.3%	13.6%
Actual deferrals as a % of original collateral (2)	12.4	28.9	11.0	19.6

Actual defaults and deferrals as a % of original collateral	12.9%	34.4%	24.3%	33.2%

Projected future defaults as a % of original collateral (3)	17.3%	30.4%	22.8%	21.4%
Actual institutions deferring and defaulted as a % of total institutions	13.2	36.8	28.4	38.9
Projected future defaults as a % of performing collateral plus deferrals	22.9	32.2	26.3	24.8

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes is listed above. As of March 31, 2012 and 2011, the present value of the current estimated cash flows is equal to or greater than the face amount of the specific class for all trust preferred securities and consequently, there is no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 4. Loans and Leases

For presentation, legacy loans exclude loans acquired through merger transactions consummated after September 30, 2011, and acquired loans include loans acquired through merger transactions consummated after September 30, 2011.

Loans and Leases, Net of Unearned Income

	March 31,	December 31,
	2012	2011
Commercial, financial, and agricultural	$2,088,948	$1,871,027
Real estate - construction	993,819	829,221
Real estate secured - residential	3,945,565	3,212,562
Real estate secured - commercial	4,022,788	3,136,887
Consumer	775,913	722,329
Leases	694,636	675,904

Total loans and leases	$12,521,669	$10,447,930

Legacy loans	$9,846,856	$9,829,963
Acquired loans	2,674,813	617,967

Total loans and leases	$12,521,669	$10,447,930

Nonaccrual loans and leases	$133,489	$156,478
Loans and leases contractually past due 90 days and still accruing	9,758	10,077
Troubled debt restructurings	72,081	72,852
Unearned income	161,077	162,849
Deferred origination costs	14,356	13,857
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	1,982	3,390

Net Investment in Direct Financing Leases

	March 31,	December 31,
	2012	2011
Minimum lease payments receivable	$499,727	$489,574
Estimated residual value of leases	263,844	255,152
Unearned income under lease contracts	(68,935)	(68,822)

Total leases	$694,636	$675,904

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

			Three Months Ended March 31, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100
Charge-offs	(3,892)	(3,587)	(3,965)	(5,631)	(1,299)	(906)	0	(19,280)
Recoveries	1,784	757	312	3,360	371	326	0	6,910
Provision	7,237	54	8,520	792	1,191	2,477	(1,271)	19,000

Balance at March 31, 2012	$33,696	$34,092	$33,706	$76,935	$3,560	$12,457	$284	$194,730

Balance at March 31, 2012:
Individually evaluated for impairment:
Legacy loans	$7,843	$5,037	$3,388	$9,827	$205	$0		$26,300
Acquired loans	0	0	0	0	0	0		0

Total	$7,843	$5,037	$3,388	$9,827	$205	$—		$26,300

Collectively evaluated for impairment:
Legacy loans	$25,853	$29,056	$30,317	$67,108	$3,355	$12,457	$284	$168,430
Acquired loans	0	0	0	0	0	0	0	0

Total	$25,853	$29,056	$30,317	$67,108	$3,355	$12,457	$284	$168,430

Financing receivables:
Balance at March 31, 2012	$2,088,948	$993,819	$3,945,565	$4,022,788	$775,913	$694,636		$12,521,669

Balance at March 31, 2012:
Individually evaluated for impairment:
Legacy loans	$18,826	$31,346	$25,188	$64,940	$538	$0		$140,838
Acquired loans	28,456	71,174	39,771	176,451	289	0		316,141

Total	$47,282	$102,520	$64,959	$241,391	$827	$—		$456,979

Collectively evaluated for impairment:
Legacy loans	$1,814,588	$640,825	$2,923,800	$2,871,222	$760,947	$694,636		$9,706,018
Acquired loans	227,078	250,474	956,807	910,174	14,139	0		2,358,672

Total	$2,041,666	$891,299	$3,880,607	$3,781,396	$775,086	$694,636		$12,064,690

			Three Months Ended March 31, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(4,893)	(10,984)	(4,480)	(16,170)	(2,305)	(1,743)	0	(40,575)
Recoveries	1,193	2,830	677	1,728	226	320	0	6,974
Provision	3,231	5,628	4,392	18,161	1,913	1,656	19	35,000

Balance at March 31, 2011	$31,139	$47,724	$28,909	$73,856	$2,675	$8,876	$54	$193,233

Balance at March 31, 2011:
Individually evaluated for impairment	$3,502	$3,844	$3,625	$11,451	$0	$0		$22,422

Collectively evaluated for impairment	$27,637	$43,880	$25,284	$62,405	$2,675	$8,876	$54	$170,811

Financing receivables:
Balance at March 31, 2011	$1,798,986	$824,680	$2,689,467	$2,984,262	$626,504	$684,099		$9,607,998

Balance at March 31, 2011:
Individually evaluated for impairment	$26,577	$54,071	$31,706	$114,969	$0	$0		$227,323

Collectively evaluated for impairment	$1,772,409	$770,609	$2,657,761	$2,869,293	$626,504	$684,099		$9,380,675

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at March 31, 2012 and December 31, 2011.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Quality Indicators, at March 31, 2012

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Legacy loans
Grade:
Pass (3)	$1,749,568	$465,688	$3,225,177	$5,440,433
Special mention (4)	64,804	62,204	185,111	312,119
Substandard (5)	54,784	64,618	200,462	319,864

Total	$1,869,156	$592,510	$3,610,750	$6,072,416

Acquired loans
Grade:
Pass (3)	$187,482	$175,461	$1,063,955	$1,426,898
Special mention (4)	9,298	43,205	87,759	140,262
Substandard (5)	23,012	81,770	189,335	294,117

Total	$219,792	$300,436	$1,341,049	$1,861,277

Total loans
Grade:
Pass (3)	$1,937,050	$641,149	$4,289,132	$6,867,331
Special mention (4)	74,102	105,409	272,870	452,381
Substandard (5)	77,796	146,388	389,797	613,981

Total	$2,088,948	$892,946	$4,951,799	$7,933,693

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Legacy loans
Performing	$2,289,826	$760,127	$693,096	$3,743,049
Nonperforming (6)	28,492	1,358	1,539	31,389

Total	$2,318,318	$761,485	$694,635	$3,774,438

Acquired loans
Performing	$786,093	$14,405	$0	$800,498
Nonperforming (6)	13,016	23	0	13,039

Total	$799,109	$14,428	$0	$813,537

Total loans
Performing	$3,075,919	$774,532	$693,096	$4,543,547
Nonperforming (6)	41,508	1,381	1,539	44,428

Total	$3,117,427	$775,913	$694,635	$4,587,975

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Quality Indicators, at December 31, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Legacy loans
Grade:
Pass (3)	$1,745,672	$545,177	$3,203,010	$5,493,859
Special mention (4)	54,902	60,945	173,308	289,155
Substandard (5)	59,978	60,096	219,737	339,811

Total	$1,860,552	$666,218	$3,596,055	$6,122,825

Acquired loans
Grade:
Pass (3)	$8,711	$16,359	$118,287	$143,357
Special mention (4)	1,164	36,307	17,363	54,834
Substandard (5)	600	34,659	28,236	63,495

Total	$10,475	$87,325	$163,886	$261,686

Total loans
Grade:
Pass (3)	$1,754,383	$561,536	$3,321,297	$5,637,216
Special mention (4)	56,066	97,252	190,671	343,989
Substandard (5)	60,578	94,755	247,973	403,306

Total	$1,871,027	$753,543	$3,759,941	$6,384,511

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Legacy loans
Performing	$2,277,379	$720,441	$674,510	$3,672,330
Nonperforming (6)	31,809	1,607	1,394	34,810

Total	$2,309,188	$722,048	$675,904	$3,707,140

Acquired loans
Performing	$355,096	$279	$0	$355,375
Nonperforming (6)	903	2	0	905

Total	$355,999	$281	$0	$356,280

Total loans
Performing	$2,632,475	$720,720	$674,510	$4,027,705
Nonperforming (6)	32,712	1,609	1,394	35,715

Total	$2,665,187	$722,329	$675,904	$4,063,420

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of March 31, 2012 and December 31, 2011.

Age Analysis of Past Due Financing Receivables, as of March 31, 2012

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$6,033	$4,072	$697	$10,802	$2,057,530	$2,068,332
Real estate - construction	4,714	414	1,375	6,503	956,672	963,175
Real estate secured - residential	18,609	2,727	5,931	27,267	3,885,161	3,912,428
Real estate secured - commercial	11,537	4,256	526	16,319	3,959,046	3,975,365
Consumer	7,256	671	854	8,781	766,627	775,408
Leases	3,671	995	375	5,041	688,431	693,472

Total	$51,820	$13,135	$9,758	$74,713	$12,313,467	$12,388,180

Legacy loans	$42,908	$9,731	$8,365	$61,004	$9,581,926	$9,642,930
Acquired loans	8,912	3,404	1,393	13,709	2,731,541	2,745,250

Total	$51,820	$13,135	$9,758	$74,713	$12,313,467	$12,388,180

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$764	$1,799	$9,476	$12,039	$8,577	$20,616
Real estate - construction	1,711	420	25,796	27,927	2,717	30,644
Real estate secured - residential	913	63	21,328	22,304	10,833	33,137
Real estate secured - commercial	1,057	852	23,988	25,897	21,526	47,423
Consumer	0	0	505	505	0	505
Leases	0	57	629	686	478	1,164

Total	$4,445	$3,191	$81,722	$89,358	$44,131	$133,489

Legacy loans	$4,445	$3,191	$80,965	$88,601	$44,052	$132,653
Acquired loans	0	0	757	757	79	836

Total	$4,445	$3,191	$81,722	$89,358	$44,131	$133,489

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Age Analysis of Past Due Financing Receivables, as of December 31, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$7,843	$2,473	$778	$11,094	$1,845,548	$1,856,642
Real estate - construction	342	416	56	814	790,680	791,494
Real estate secured - residential	21,330	7,247	6,303	34,880	3,135,760	3,170,640
Real estate secured - commercial	4,011	1,043	884	5,938	3,069,452	3,075,390
Consumer	7,688	1,442	1,609	10,739	711,590	722,329
Leases	4,014	867	447	5,328	669,629	674,957

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Legacy loans	$44,439	$12,325	$9,732	$66,495	$9,638,391	$9,704,886
Acquired loans	789	1,163	345	2,298	584,268	586,566

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$454	$1,032	$6,319	$7,805	$6,580	$14,385
Real estate - construction	122	7,443	27,292	34,857	2,870	37,727
Real estate secured - residential	2,569	517	27,603	30,689	11,233	41,922
Real estate secured - commercial	2,946	1,722	32,020	36,688	24,809	61,497
Consumer	0	0	0	0	0	0
Leases	0	59	413	472	475	947

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Legacy loans	$6,091	$10,332	$86,635	$103,059	$45,930	$148,989
Acquired loans	0	441	7,012	7,452	37	7,489

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at March 31, 2012

	Unpaid Principal Balance		Related Charge-offs	Related Allowance	Average Unpaid Principal Balance (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$29,951		$425		$33,396	$346
Real estate - construction	81,288		711		82,344	614
Real estate secured - residential	44,313		436		40,048	494
Real estate secured - commercial	178,338		14,038		184,192	2,272
Consumer	320		0		280	6

Total impaired loans without a related reserve	334,210	(1)	15,610		340,260	3,732

Impaired loans with a related reserve:
Commercial, financial, and agricultural	12,403		9,192	$7,843	12,578	73
Real estate - construction	17,502		1,211	5,037	18,765	29
Real estate secured - residential	21,574		31,960	3,388	21,701	219
Real estate secured - commercial	48,805		5,692	9,827	49,643	486
Consumer	538		2,870	205	554	6

Total impaired loans with a related reserve	100,822		50,925	26,300	103,241	813

Total impaired loans:
Commercial, financial, and agricultural	42,354		9,617	7,843	45,974	419
Real estate - construction	98,790		1,922	5,037	101,109	643
Real estate secured - residential	65,887		32,396	3,388	61,749	713
Real estate secured - commercial	227,143		19,730	9,827	233,835	2,758
Consumer	858		2,870	205	834	12

Total impaired loans	$435,032		$66,535	$26,300	$443,501	$4,545

Impaired loans without a related reserve:
Legacy loans	$40,017		$15,610		$41,072	$269
Acquired loans	294,193		0		299,188	3,463

Total impaired loans without a related reserve	334,210		15,610		340,260	3,732

Impaired loans with a related reserve:
Legacy loans	$100,822		$50,925	$26,300	$103,241	$813
Acquired loans	0		0	0	0	0

Total impaired loans with a related reserve	100,822		50,925	26,300	103,241	813

Total impaired loans:
Legacy loans	$140,839		$66,535	$26,300	$144,313	$1,082
Acquired loans	294,193		0	0	299,188	3,463

Total impaired loans	$435,032		$66,535	$26,300	$443,501	$4,545

(1)	$6,972 of the $334,210 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $15,610.
(2)	Average unpaid principal balance is calculated based on daily balances.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at December 31, 2011

	Unpaid Principal Balance		Related Charge-offs	Related Allowance	Average Unpaid Principal Balance (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$6,621		$0		$11,159	$291
Real estate - construction	25,968		26,833		29,464	761
Real estate secured - residential	17,540		2,871		16,473	788
Real estate secured - commercial	35,490		33,979		41,612	1,479
Consumer	0		0		37	4

Total impaired loans without a related reserve	85,619	(1)	63,683		98,745	3,323

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,870		0	$3,421	9,085	239
Real estate - construction	15,015		6,598	2,243	22,022	307
Real estate secured - residential	16,227		1,084	2,807	15,733	558
Real estate secured - commercial	53,288		19,194	11,871	59,222	2,224
Consumer	658		0	654	202	8

Total impaired loans with a related reserve	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Commercial, financial, and agricultural	13,491		0	3,421	20,244	530
Real estate - construction	40,983		33,431	2,243	51,486	1,068
Real estate secured - residential	33,767		3,955	2,807	32,206	1,346
Real estate secured - commercial	88,778		53,173	11,871	100,834	3,703
Consumer	658		0	654	239	12

Total impaired loans	$177,677		$90,559	$20,996	$205,009	$6,659

Impaired loans without a related reserve:
Legacy loans	$43,689		$63,633		$88,262	$2,713
Acquired loans	41,930		50		10,483	610

Total impaired loans without a related reserve	85,619		63,683		98,745	3,323

Impaired loans with a related reserve:
Legacy loans	$92,058		$26,876	$20,996	$106,264	$3,336
Acquired loans	0		0	0	0	0

Total impaired loans with a related reserve	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Legacy loans	$135,747		$90,559	$20,996	$194,526	$6,049
Acquired loans	41,930		0	0	10,483	610

Total impaired loans	$177,677		$90,559	$20,996	$205,009	$6,659

(1)	$48,234 of the $85,619 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $63,683.
(2)	Average unpaid principal balance is calculated based on daily balances.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Loans that were modified as troubled debt restructurings during the three month periods ended March 31, 2012 and 2011, respectively, for which there was a subsequent payment default are as follows:

Modifications

As of March 31, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural	1	$310	$304
Real estate - construction	0	0	0
Real estate secured - residential	10	3,438	3,442
Real estate secured - commercial	4	10,662	10,662
Consumer	0	0	0

Legacy loans	8	$11,871	$11,870
Acquired loans	7	2,539	2,538

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	0	$0
Real estate - construction	1	908
Real estate secured - residential	3	1,339
Real estate secured - commercial	0	0
Consumer	0	0

Legacy loans	3	$1,339
Acquired loans	1	908

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Modifications

As of March 31, 2011

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural	0	$0	$0
Real estate - construction	0	0	0
Real estate secured - residential	11	6,060	1,577
Real estate secured - commercial	5	2,412	533
Consumer	0	0	0

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	1	$462
Real estate - construction	0	0
Real estate secured - residential	0	0
Real estate secured - commercial	2	10,385
Consumer	0	0

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

Balance at January 1, 2012	$4,881
Tower acquisition	54,418
Accretion recognized, to date	(2,500)
Net reclassification from accretable to non-accretable	0

Balance at March 31, 2012	$56,799

NOTE 5. Goodwill

Goodwill is allocated to Susquehanna’s reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Susquehanna performed its annual goodwill impairment assessments in the second quarter of 2011 and determined that the fair value of each of its reporting units exceeded its book value, and that there was no goodwill impairment. However, taking into consideration qualitative indicators for testing goodwill for impairment and current market conditions, Susquehanna determined it would be appropriate to perform an interim assessment of its bank reporting unit’s goodwill at March 31, 2012. As a result of this interim assessment, Susquehanna determined that there was no goodwill impairment as each reporting unit’s fair value exceeded its carrying value.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment date, May 31, 2011, was $915,421. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in Susquehanna’s market to value the bank reporting unit. Susquehanna considered two key ratios in measuring the fair value of the bank reporting unit: price to book and price to tangible book. The following table shows the ratios at May 31, 2011.

Annual
Ratio	May 31, 2011
Price to book	1.36X
Price to tangible book	1.60X

Fair value of the bank reporting unit exceeded carrying value by 13.0% at May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at both March 31, 2012 and the annual assessment date, May 31, 2011 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2011.

Annual
Factors	May 31, 2011
Discount rate	17.5%
Weighted-average increase in revenues	6.0%
Weighted-average increase in expenses	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 59.7% at March 31, 2012 and May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at both March 31, 2012 and the annual assessment date, May 31, 2011 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2011.

Annual
Ratio	May 31, 2011
Average price to book	1.23X
Median price to earnings	13.8X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 48.4% at March 31, 2012 and May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 6. Borrowings

Other short-term borrowings

	March 31, 2012	December 31, 2011
Securities sold under repurchase agreements (1)	$299,968	$292,616
Federal funds purchased	422,000	318,000
Swap collateral	1,790	2,690

Total short-term borrowings	$723,758	$613,306

(1)	Securities sold under agreement to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

NOTE 7. Earnings per Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ended March 31, 2012 and 2011.

Basic earnings per common share

	Three Months Ended March 31,
	2012	2011
Net income available to common shareholders	$23,473	$9,761
Average common shares outstanding	171,326	129,727
Basic earnings per common share	$0.14	$0.08

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Diluted earnings per common share

	Three Months Ended March 31,
	2012	2011
Net income available to common shareholders	$23,473	$9,761
Average common shares outstanding	171,326	129,727
Dilutive potential common shares	647	69

Total diluted average common shares outstanding	171,973	129,796

Diluted earnings per common share	$0.14	$0.08

For the three months ended March 31, 2012 and 2011, average options to purchase 1,991 and 2,046 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$1,201	$1,248	$34	$31	$272	$194
Interest cost	1,776	1,694	75	71	201	185
Expected return on plan assets	(2,349)	(2,563)	0	0	0	0
Amortization of prior service cost	6	6	28	29	29	16
Amortization of transition obligation	0	0	0	0	28	28
Amortization of net actuarial (gain) or loss	805	1,020	54	36	16	0
Curtailment	0	0	0	0	0	0
Special termination benefits	0	0	0	0	0	0

Net periodic postretirement benefit cost	1,439	1,405	191	167	546	423

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute $282 to its pension plans and $615 to its other postretirement benefit plan in 2012. As of March 31, 2012, $71 of contributions had been made to its pension plans, and $154 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $211 to fund its pension plans in 2012, for a total of $282, and an additional $461 to it other postretirement benefit plan, for a total of $615.

NOTE 9. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

Susquehanna is exposed to certain risks arising from both its business operations and economic conditions. Susquehanna manages economic risk exposures, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Susquehanna enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are impacted by changes in interest rates. Susquehanna’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally those related to certain variable-rate liabilities. Susquehanna also has derivatives that are a result of a service it provides to certain qualifying customers. Susquehanna manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its interest rate risk resulting from such transactions. All derivatives are recorded at fair value.

Derivatives may expose Susquehanna to market, credit or liquidity risks in excess of the amounts recorded on the consolidated balance sheets. Market risk of a derivative is the exposure created by potential fluctuations in

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

interest rates and other factors and is a function of the type of derivative, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

All freestanding derivatives are recorded on the balance sheet at fair value.

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate long-term debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net variable-rate basis. As of March 31, 2012, Susquehanna had fourteen interest rate swaps with an aggregate notional amount of $1,160,778 that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $17,462 will be reclassified as an increase to interest expense.

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

At March 31, 2012, Susquehanna had 95 derivative transactions related to this program with an aggregate notional amount of $682,447. For the three month period ended March 31, 2012, Susquehanna recognized a net loss of $14 related to changes in fair value of the derivatives in this program.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

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

•

if a specified event or condition occurs that materially changes Susquehanna’s creditworthiness in an adverse manner, it may be required to fully collateralize its obligations under the derivative instrument; and

•

if Susquehanna’s credit rating is reduced below investment grade, then a termination event will be deemed to have occurred and Susquehanna’s counterparty would have the right, but not the obligation, to terminate all transactions under the agreement.

At March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $48,529. At March 31, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $60,600. If Susquehanna had breached any of the above provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,356	Other liabilities	$48,918
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,910	Other liabilities	19,230

Total derivatives		$26,266		$68,148

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Fair Values of Derivative Instruments December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,693	Other liabilities	$52,028
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,770	Other liabilities	21,133

Total derivatives		$26,463		$73,161

The Effect of Derivative Instruments on Earnings

Three Months Ended March 31, 2012

Derivatives in cash flow hedging relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$1,698	Interest expense	$(4,280)	Other expense	$—

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$17
	Other expense	(31)

Three Months Ended March 31, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(15,300)	Interest expense	$(1,476)	Other expense	$(103)

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$889
	Other expense	(2)

NOTE 10. Securitizations and Variable Interest Entities (“VIEs”)

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts VIEs, and Susquehanna is the primary beneficiary of the VIEs. The VIEs were consolidated, and upon consolidation, Susquehanna removed retained interests of $23,705 and recorded interest-bearing deposits of $7,537, aggregate loans balances of $248,333, and long term-debt of $239,936 on January 1, 2010. In addition, Susquehanna recognized a cumulative-effect adjustment that reduced retained earnings by $5,805 and an adjustment that reduced accumulated other comprehensive income by $6,922. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna’s general creditors for failure of debtors to pay when due.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

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

					For the Three Months Ended March 31,
	As of March 31,				Net Credit Losses
	Principal Balance		Risk Assets (1)		(Recoveries)
	2012	2011	2012	2011	2012	2011
Loans and leases held in portfolio	$12,337,688	$9,397,786	$179,624	$249,958	$12,370	$33,601
Home equity loans held by VIEs	183,981	210,212	3,258	4,424	240	191
Leases serviced for others	0	599	0	11	0	4

Total loans and leases serviced	$12,521,669	$9,608,597	$182,882	$254,393	$12,610	$33,796

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans

	Three Months Ended March 31,
	2012	2011
Additional draws conveyed	$6,013	$7,808
Servicing fees received	210	231
Other cash flows received	1,263	1,640

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 11. Fair Value Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. The accounting standard requires Susquehanna to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the Susquehanna’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Securities

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by third-party valuations service providers. These valuations service providers estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of Susquehanna’s overall valuation process, management evaluates these methodologies to ensure that they are representative of exit prices in Susquehanna’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock. Securities in Level 3 include thinly traded bank stocks, collateralized debt obligations, trust preferred securities, and indexed-amortizing notes.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2012 and December 31, 2011, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$120,585	$0	$120,585	$0
Obligations of states and political subdivisions	396,313		396,313
Agency residential mortgage-backed securities	1,897,857		1,897,857
Non-agency residential mortgage-backed securities	64,993		44,856	20,137
Commercial mortgage-backed securities	54,759		54,759
Other structured financial products	8,021		0	8,021
Other debt securities	54,989		54,989
Other equity securities	22,728	247	19,291	3,190
Derivatives: (1)
Designated as hedging instruments	3,356		3,356
Not designated as hedging instruments	22,303		22,303

Total	$2,645,904	$247	$2,614,309	$31,348

Liabilities
Derivatives: (2)
Designated as hedging instruments	$48,918	$0	$48,918	$0
Not designated as hedging instruments	19,230		19,230

Total	$68,148	$0	$68,148	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$148,485	$0	$148,485	$0
Obligations of states and political subdivisions	401,979		401,979
Agency residential mortgage-backed securities	1,531,404		1,531,404
Non-agency residential mortgage-backed securities	69,071		69,071
Commercial mortgage-backed securities	56,819		56,819
Other structured financial products	13,293		0	13,293
Other debt securities	51,135		51,135
Other equity securities	22,847	221	19,196	3,430
Derivatives: (1)
Designated as hedging instruments	3,693		3,693
Not designated as hedging instruments	22,770		22,770

Total	$2,321,496	$221	$2,304,552	$16,723

Liabilities
Derivatives: (2)
Designated as hedging instruments	$52,028	$0	$52,028	$0
Not designated as hedging instruments	21,133		21,133

Total	$73,161	$0	$73,161	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three months ended March 31, 2012 and 2011, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non-agency Residential Mortgage- backed Securities	Total
Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	(144)	0	0	(144)
Included in other comprehensive income (before taxes)	(96)	(5,272)	0	(5,368)
Transfer in from Level II	0	0	20,137	20,137

Balance at March 31, 2012	$3,190	$8,021	$20,137	$31,348

Balance at January 1, 2011	$3,381	$12,503	$0	$15,884
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	18	1,489	0	1,507

Balance at March 31, 2011	$3,399	$13,992	$0	$17,391

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

The following tables present assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, on the consolidated balance sheets and by the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$74,522	$0	$0	$74,522
Foreclosed assets	36,456	0	0	36,456

	$110,978	$0	$0	$110,978

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,062	$0	$0	$71,062
Foreclosed assets	41,050	0	0	41,050

	$112,112	$0	$0	$112,112

The following table details the quantitative information about Level 3 fair value measurements:

Asset	Fair Value at March 31, 2012 (in thousands)	Valuation Technique(s)	Unobservable Input	Input

Non-agency residential mortgage-backed securities	$20,137	Discounted cash flow	Conditional repayment rate Loss severity Conditional default rate	9.9 46.6 6.0	% % %

Other structured financial products	8,021	Discounted cash flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security

Other equity securities	3,190	Discounted cash flow	Timing of cash flows from dividends and terminal value

Impaired loans	74,522	Discounted cash flow	Timing of cash flows based upon current discount rates and terminal value	3.8% - 5.7%

Foreclosed assets	36,456	Discounted cash flow	Third party appraisals less estimated selling costs

The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

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

Loans and leases

Variable-rate loans, which do not expose Susquehanna to interest-rate risk, have a fair value that approximates their carrying value, discounted for estimated future credit losses. The fair value of fixed-rate loans and leases was based upon the present value of projected cash flows using discount rates applicable to the individual loan or lease’s remaining term.

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

Derivatives

The fair values of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are calculated as the reasonable amounts that Susquehanna would agree to pay to transfer the liability or receive to sell the asset, after considering the likelihood of the commitments expiring. For additional information regarding derivatives, refer to “Note 9 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$350,793	$350,793	$276,384	$276,384
Short-term investments	92,599	92,599	121,686	121,686
Investment securities	2,620,245	2,620,245	2,303,441	2,303,441
Restricted investment in bank stocks	136,591	136,591	128,073	128,073
Loans and leases	12,521,669	12,323,688	10,263,668	10,348,804
Derivatives	26,266	26,266	26,463	26,463
Financial liabilities:
Deposits	12,563,541	12,214,875	10,290,472	9,953,598
Short-term borrowings	723,758	723,758	613,306	613,306
FHLB borrowings	970,673	961,762	971,020	967,163
Long-term debt	692,059	667,176	656,726	622,167
Derivatives	68,148	68,148	73,161	73,161

NOTE 12. Income Taxes

For the year ended December 31, 2011, Susquehanna’s provision for income taxes during interim reporting periods was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. As of March 31, 2012, Susquehanna determined that as small changes in estimated “ordinary” income resulted in significant changes to the estimated annual effective tax rate, the estimated annual effective tax rate method would not provide a reliable estimate of its interim taxes and therefore computed its interim taxes discretely.

For the reporting period ended March 31, 2012, Susquehanna determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, Susquehanna has calculated its interim taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items). Our effective tax rate for the first quarter of 2012 was 31.5%. The estimated annual effective rate for the reporting period ended March 31, 2012 is impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition, and cash flows of Susquehanna Bancshares, Inc. and its subsidiaries is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Susquehanna”, “we”, “us”, and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; the expected values of assets and liabilities acquired in connection with the Tower merger; the improvement in the credit quality of our loan portfolio; our ability to maintain market share and monitor and manage our portfolios; our ability to evaluate loan guarantors; our ability to offset loan prepayment penalties through decreased interest expense on FHLB borrowings; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2012 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse international, national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation (“FDIC”) premiums;

•	costs associated with the integration of Tower; and

•	our success in managing the risks involved in the foregoing.

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

The following information refers to Susquehanna Bancshares, Inc. and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. (“VFAM”), Stratton Management Company and subsidiary (“Stratton”), and The Addis Group, LLC (“Addis”).

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

Executive Overview

Susquehanna’s management continues to monitor the effect of the downturn in the local, national, and global economy on our customers and our financial performance, as well as potential new regulations which would affect financial institutions and the national economy in general. While the economy remained sluggish in 2011, we expect that 2012 will show improvement, but still continuing to be a challenging operating environment. Although economic conditions have impacted our financial results in recent reporting periods, we have, however, strong liquidity, and our capital ratios are well in excess of regulatory minimums to be considered “well capitalized”.

We are closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and closely monitoring the results of the Act’s previously enacted regulations.

With these factors in mind, our 2012 financial goals are as follows:

	Updated Target	Original Target
Net interest margin (FTE)	3.93%	3.75%
Loan growth	25.0%	25.0%
Deposit growth	27.0%	27.0%
Noninterest income growth	-13.0%	-11.0%
Noninterest expense growth	-1.0%	-5.0%
Effective tax rate	31.0%	29.0%

Acquisitions

Acquisition of Tower Bancorp, Inc.

On February 17, 2012, we completed the acquisition of Tower Bancorp, Inc. (“Tower”), a Pennsylvania chartered bank holding company based in Harrisburg, Pennsylvania with approximately $2.5 billion of assets, through a merger of Tower with and into Susquehanna. In connection with the Tower merger, Tower’s wholly-owned banking subsidiary, Graystone Tower Bank, was merged into Susquehanna’s wholly-owned banking subsidiary Susquehanna Bank, with Susquehanna Bank being the surviving institution. The acquisition of Tower enhances Susquehanna’s footprint in Pennsylvania and Maryland. The acquisition was accounted for under the acquisition method.

Results of Operations

Summary of First Quarter 2012 Compared to First Quarter 2011

Net income available to common shareholders for the first quarter of 2012 was $23.5 million, an increase of $13.7 million when compared to net income available to common shareholders of $9.8 million for the first quarter of 2011. Net interest income increased 27.7%, to $134.1 million for the first quarter of 2012, from $105.0 million for the first quarter of 2011. The provision for loan and lease losses decreased 45.7% to $19.0 million for the first quarter of 2012, from $35.0 million for the first quarter of 2011. Noninterest income increased 5.5%, to $39.5 million for the first quarter of 2012, from $37.5 million for the first quarter of 2011. Noninterest expenses increased 25.5%, to $120.4 million for the first quarter of 2012, from $95.9 million for the first quarter of 2011. Excluding merger-related expenses, non-interest expense increased $13.5 million, or 14.2%, for the first quarter of 2012, over the same period in 2011.

Additional information is as follows:

	Three Months Ended March 31,
	2012	2011
Diluted Earnings per Common Share	$0.14	$0.08
Return on Average Assets	0.58%	0.28%
Return on Average Equity	4.02%	2.00%
Return on Average Tangible Equity (1)	8.36%	4.86%
Efficiency Ratio	61.39%	65.28%
Net Interest Margin	3.94%	3.63%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measurements

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly related comparable measure is return on average equity, which is calculated using GAAP-based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average equity to return on average tangible equity is set forth below.

	Three Months Ended March 31,
	2012	2011
Return on average equity (GAAP basis)	4.02%	2.00%
Effect of excluding average intangible assets and related amortization	4.34%	2.86%
Return on average tangible equity	8.36%	4.86%

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended March 31, 2012			For the Three Month Period Ended March 31, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$106,583	$30	0.11	$79,350	$28	0.14
Investment securities:
Taxable	2,166,578	13,790	2.56	2,079,482	16,703	3.26
Tax-advantaged	380,830	5,787	6.11	398,293	6,078	6.19

Total investment securities	2,547,408	19,577	3.09	2,477,775	22,781	3.73

Loans and leases, (net):
Taxable	11,065,149	145,219	5.28	9,291,685	124,108	5.42
Tax-advantaged	346,443	4,825	5.60	292,413	4,141	5.74

Total loans and leases	11,411,592	150,044	5.29	9,584,098	128,249	5.43

Total interest-earning assets	14,065,583	169,651	4.85	12,141,223	151,058	5.05

Allowance for loan and lease losses	(191,305)			(191,213)
Other noninterest-earning assets	2,400,495			2,015,740

Total assets	$16,274,773			$13,965,750

Liabilities
Deposits:
Interest-bearing demand	$4,990,291	$5,718	0.46	$3,686,930	$5,519	0.61
Savings	929,499	329	0.14	780,484	293	0.15
Time	3,746,848	12,026	1.29	3,435,868	15,181	1.79
Short-term borrowings	642,128	2,122	1.33	747,763	1,897	1.03
FHLB borrowings	985,294	2,958	1.21	1,100,358	10,392	3.83
Long-term debt	673,722	8,661	5.17	700,526	9,176	5.31

Total interest-bearing liabilities	11,967,782	31,814	1.07	10,451,929	42,458	1.65

Demand deposits	1,687,899			1,339,573
Other liabilities	270,766			190,688

Total liabilities	13,926,447			11,982,190
Equity	2,348,326			1,983,560

Total liabilities & shareholders’ equity	$16,274,773			$13,965,750

Net interest income / yield on average earning assets		$137,837	3.94		$108,600	3.63

(1)	Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 1a - Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended March 31, 2012 versus March 31, 2011 Increase (Decrease) Due to Change in (1)
	Average Volume	Average Rate	Total
	(Dollars in thousands)

Interest Income
Other short-term investments	$9	$(7)	$2
Investment securities:
Taxable	710	(3,623)	(2,913)
Tax-advantaged	(226)	(65)	(291)

Total investment securities	484	(3,688)	(3,204)
Loans (net of unearned income):
Taxable	24,292	(3,181)	21,111
Tax-advantaged	787	(103)	684

Total loans	25,079	(3,284)	21,795

Total interest-earning assets	$25,572	$(6,979)	$18,593

Interest Expense
Deposits:
Interest-bearing demand	$1,722	$(1,523)	$199
Savings	56	(20)	36
Time	1,333	(4,488)	(3,155)
Short-term borrowings	(293)	518	225
FHLB borrowings	(985)	(6,449)	(7,434)
Long-term debt	(304)	(211)	(515)

Total interest-bearing liabilities	1,529	(12,173)	(10,644)

Net Interest Income (FTE)	$24,043	$5,194	$29,237

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased 27.7% to $134.1 million for the first quarter of 2012, as compared to $105.0 million for the same period in 2011. Net interest income as a percentage of net interest income plus noninterest income was 77.2% and 73.7%, respectively, for each of the quarters ended March 31, 2012 and March 31, 2011.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the cost of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of noninterest-bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

The increase of $29.1 million in our taxable equivalent net interest income for the first quarter of 2012, as compared to the first quarter of 2011, was the result of an $1.9 billion increase in first quarter average interest-earning assets versus the prior year having a greater impact than the $1.5 billion increase in average interest bearing liabilities, and a 31 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 58 basis points while the yield earned on average interest-earning assets declined by only 20 basis points.

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

As was the case throughout 2011, we experienced a challenging operating environment for the first quarter of 2012. However, we continue to see signs of stabilization, which we believe is reflected in the improvement in the credit quality of our loan portfolio. Net charge-offs for the first quarter of 2012 decreased to $12.4 million, or 0.44% of average loans and leases, when compared to net charge-offs for the first quarter of 2011 of $33.6, or 1.42% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the first quarter of 2012 were $12.4 million, and net-charge-offs for the fourth quarter of 2011 were $24.9 million. As a result, we decreased the provision for loan and lease losses from $35.0 million for the first quarter of 2011 to $19.0 million for the first quarter of 2012.

The allowance for loan and lease losses was 1.56% of period-end loans and leases, or $194.7 million, at March 31, 2012; 1.80% of period-end loans and leases, or $188.1 million, at December 31, 2011; and 2.01% of period-end loans and leases, or $193.2 million, at March 31, 2011.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at March 31, 2012. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at March 31, 2012.

Table 2 - Provision and Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Allowance for loan and lease losses, January 1	$188,100	$191,834
Additions	19,000	35,000
Charge-offs:
Commercial, financial, and agricultural	(3,892)	(4,893)
Real estate - construction	(3,587)	(10,984)
Real estate secured - residential	(3,965)	(4,480)
Real estate secured - commercial	(5,631)	(16,170)
Consumer	(1,299)	(2,305)
Leases	(906)	(1,743)

Total charge-offs	(19,280)	(40,575)

Recoveries:
Commercial, financial, and agricultural	1,784	1,193
Real estate - construction	757	2,830
Real estate secured - residential	312	677
Real estate secured - commercial	3,360	1,728
Consumer	371	226
Leases	326	320

Total recoveries	6,910	6,974

Net charge-offs	(12,370)	(33,601)

Allowance for loan and lease losses, March 31	$194,730	$193,233

Average loans and leases outstanding	$11,411,592	$9,584,098
Period-end loans and leases	12,521,669	9,607,998
Net charge-offs as a percentage of average loans and leases (annualized)	0.44%	1.42%
Allowance as a percentage of period-end loans and leases	1.56%	2.01%

Noninterest Income

First Quarter 2012 Compared to First Quarter 2011

Noninterest income, as a percentage of net interest income plus noninterest income, was 22.8% for the first quarter of 2012 and 26.3% for the first quarter of 2011.

Noninterest income increased $2.0 million, or 5.5%, for the first quarter of 2012, as compared to the first quarter of 2011. This net increase was primarily the result of the following:

•	Increased commissions on property and casualty insurance sales of $1.1 million;

•	Decreased other commissions and fees of $1.3 million; and

•	Increased other non-interest income of $1.4 million.

Commissions on property and casualty insurance sales. The 26.9% increase primarily is the result of increased volume at Addis, as well as higher premium rates from their carriers.

Other commissions and fees. The 22.5% decrease is primarily the result of $2.0 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by other miscellaneous commissions and fees.

Other non-interest income. The 75.9% increase primarily is the result of additional income received from borrowers in repayment of loans, and increased gains on sale of other real estate owned.

Noninterest Expenses

First Quarter 2012 Compared to First Quarter 2011

Noninterest expenses increased $24.5 million, or 25.5%, from $95.9 million for the first quarter of 2011, to $120.4 million for the first quarter of 2012. This net increase was primarily the result of:

•	Increased salaries and employee benefits of $7.0 million;

•	Increased occupancy of $1.2 million;

•	Increased FDIC insurance of $1.8 million; and,

•	Increased other noninterest expense of $2.4 million.

Salaries and employee benefits. The 13.7% increase is the result of the additional employees acquired through the Abington and Tower transactions, coupled with increased commission compensation, incentive bonus’, and annual merit increases.

Occupancy. The increase of 12.0% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, plus increased general maintenance costs.

FDIC insurance. The 53.2% increase is the result of acquiring $2.9 billion of deposits through the Abington and Tower transactions.

Other non-interest expenses. The 12.4% increase is the result of increased: consulting; foreclosure, repossession, and other real estate owned expenses; telephone and data communications; and, other operating expenses related to the Abington and Tower acquisitions.

Income Taxes

Our provision for income taxes during interim reporting periods in 2011 was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. We determined that as small changes in estimated “ordinary” income resulted in significant changes to the estimated annual effective tax rate, the estimated annual effective tax rate method would not provide a reliable estimate of our interim taxes and therefore computed our interim taxes discretely.

For the reporting period ended March 31, 2012, we determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, we calculated our interim taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items). Our effective tax rate for the first quarter of 2012 was 31.5%. The estimated annual effective rate for the reporting period ended March 31, 2012 is impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of March 31, 2012 Compared to December 31, 2011

Total assets at March 31, 2012 were $17.8 billion, an increase of $2.8 billion from December 31, 2011. Total loans at March 31, 2012 were $12.5 billion, an increase of $2.1 billion from December 31, 2011. Total deposits increased $2.3 billion from December 31, 2011. Excluding the Tower transaction, total assets, loans, and deposits increased $0.4 billion, $0.1 billion, and $0.2 billion, respectively. Total equity capital was $2.5 billion at March 31, 2012, or $13.38 per share and $2.2 billion at December 31, 2011 or $13.96 per share, at December 31, 2011.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At March 31, 2012, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Securities Available for Sale

Securities available for sale increased 14.2%, or $325.2 million. Excluding the securities acquired in the Tower transaction, securities available for sale increased 8.7%, or $200.5 million. For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Loans and Leases

Total loans and leases increased 19.9%, or $2.1 billion, from December 31, 2011 to March 31, 2012. Excluding the loans acquired through the Tower transaction, loans and leases increased 1.1%, or $117.0 million. For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Risk Assets

Table 3 - Risk Assets

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$20,616	$14,385	$19,972
Real estate - construction	30,644	37,727	56,446
Real estate secured - residential	33,137	41,922	55,930
Real estate secured - commercial	47,423	61,497	77,533
Consumer	505	0	0
Leases	1,164	947	3,060

Total nonaccrual loans and leases	133,489	156,478	212,941
Foreclosed real estate	36,456	41,050	26,739

Total non-performing assets	$169,945	$197,528	$239,680

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	1.35%	1.88%	2.49%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	146%	120%	91%

Loans contractually past due 90 days and still accruing	$9,758	$10,077	$10,278
Troubled debt restructurings	72,081	72,852	78,459

One of the more significant fair value adjustments in our purchase accounting for the Tower transaction was to loans. As of February 17, 2012, certain of the loans acquired from Tower had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest payments. Such loans identified at the time of acquisition are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 requires that acquired credit-impared loans be recorded at fair value and prohibits carryover of the related allowance for loans losses.

Loans subject to SOP 03-3 were written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting). Loans subject to SOP 03-3 are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due.

As a result of the application of SOP 03-3 accounting to Tower’s loan portfolios, certain credit-related ratios of the Company, including, for example, the growth rate in non-performing assets since December 31, 2011, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

Nonperforming assets decreased from $197.5 million at December 31, 2011, to $169.9 million at March 31, 2012. The net decrease was primarily the result of the effects of our efforts to work with our customers to increase the credit quality of our loan portfolio. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 1.88% at December 31, 2011 to 1.35% at March 31, 2012.

Troubled debt restructurings, decreased $0.8 million, from $72.9 million at December 31, 2011 to $72.1 million at March 31, 2012.

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

At March 31, 2012, real estate – construction loans comprised only 7.9% of our total loan and lease portfolio, but accounted for 23.0% of nonaccrual loans and leases and 17.5% of our allowance for loan and lease losses. In addition, for the three months ended March 31, 2012, this loan type accounted for 22.9% of total net charge-offs. As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at March 31, 2012	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(Dollars is thousands)
1-4 Family:
Construction	$213,080	21.4%	0.6%	0.4%	8.2%	22.0%	5.1%	4.1%
Land development	227,621	22.9	0.5	0.2	0.3	15.4	0.6	3.6
Raw land	10,055	1.0	5.4	0.0	0.0	14.1	22.8	0.9

	450,756	45.4	0.7	0.3	4.0	18.5	3.4	3.8

All Other:
Construction:
Investor	229,320	23.1	0.0	0.0	0.1	8.8	1.7	2.3
Owner-occupied	70,981	7.1	0.0	0.0	0.3	8.9	0.0	3.5
Land development:
Investor	191,680	19.3	1.1	0.0	6.4	28.3	0.4	4.0
Owner-occupied	11,742	1.2	0.0	0.0	0.0	24.1	1.7	3.1
Raw land:
Investor	38,543	3.9	0.0	0.5	0.0	20.7	7.6	3.1
Owner-occupied	797	0.1	0.0	0.0	0.0	0.0	0.0	0.3

	543,063	54.6	0.4	0.0	2.3	16.9	1.5	3.2

Total	$993,819	100.0	0.5	0.1	3.1	17.6	2.4	3.4

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last three months divided by the category loan balance at March 31, 2012 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2012.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at March 31, 2012	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
		(Dollars in thousands)
1-4 Family:
Construction	$213,080	40.8%	2.6%	54.3%	2.3%
Land development	227,621	42.5	4.4	38.9	14.3
Raw land	10,055	0.1	1.9	98.0	0.0

	450,756	40.7	3.5	47.5	8.3

All Other:
Construction:
Investor	229,320	27.3	5.0	65.9	1.8
Owner-occupied	70,981	25.8	33.8	39.8	0.6
Land development:
Investor	191,680	16.0	4.0	67.6	12.5
Owner-occupied	11,742	46.8	0.0	53.2	0.0
Raw land:
Investor	38,543	25.6	0.9	66.7	6.7
Owner-occupied	797	49.4	0.0	50.6	0.0

	543,063	23.5	8.0	62.8	5.7

Total	$993,819	31.3	6.0	55.9	6.9

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at March 31, 2012	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$213,080	24.4%	70.0%
Land development	227,621	9.7	70.7
Raw land	10,055	0.0	63.1

	450,756	16.7	70.0

All Other:
Construction:
Investor	229,320	10.0	61.7
Owner-occupied	70,981	2.8	59.0
Land development:
Investor	191,680	17.8	65.8
Owner-occupied	11,742	36.2	57.6
Raw land:
Investor	38,543	16.5	67.8
Owner-occupied	797	0.0	85.7

	543,063	13.2	64.4

	$993,819	14.9	67.4

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption (units leased or sold). If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current appraisal, and the short fall is charged off. All partially charged-off loans become part of the calculation for the allowance for loan and lease losses.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, to work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2012 will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill

The Tower transaction created $246.9 million of additional goodwill. For additional information about goodwill, refer to “Note 2. Acquisitions” and “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Deposits

Total deposits increased 22.1%, or $2.3 billion, from December 31, 2011 to March 31, 2012. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 24.1%, 23.8%, and 16.0%, respectively. Excluding the $2.0 billion of deposits acquired through the Tower transaction, deposits increased 2.4%, or $241.6 million. Core deposits of demand, interest-bearing demand, and savings increased 0.8%, 4.2%, and 3.8%, respectively.

Time deposits less than $0.1 million increased 17.2%, or $370.1 million, from December 31, 2011 to March 31, 2012. Excluding the $421.0 million acquired through the Tower transaction, this category declined 2.4%, or $50.9 million. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we intend to monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 26.2%, or $329.2 million, from December 31, 2011 to March 31, 2012. Excluding the $267.3 million acquired through the Tower transaction, this category increased $61.9 million, or 4.9% due to the interest rate environment.

Shareholders’ Equity

On February 17, 2012, Susquehanna completed its acquisition of Tower, issuing 30.8 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Tower acquisition increased total shareholders’ equity by $301.4 million.

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

Our capital ratios are as follows:

	At March 31, 2012	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.55%	N/A	N/A
Tier 1 Common Ratio	9.83%	N/A	7.0%
Leverage Ratio	10.79%	5.0%	4.0%
Tier 1 Capital Ratio	12.54%	6.0%	8.5%
Total Risk-based Capital Ratio	14.30%	10.0%	10.5%

(1)	Includes deferred tax liability of $50.0 million associated with intangibles.

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

There has not been any material changes in the market risks to Susquehanna as reported in Form 10-K for the fiscal year ended December 31, 2011.

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

Liquidity Risk

The maintenance of adequate liquidity – the ability to meet the cash requirements of our customers and other financial commitments – is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources – purchased funds, repurchase agreements, and deposit accounts – allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2012, our bank subsidiary had approximately $1.6 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $2.4 billion more would have been available provided that additional collateral had been pledged. Furthermore, at March 31, 2012, we had unused federal funds lines of $1.0 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At March 31, 2012, we had unused collateralized availability of $978.4 million.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $27.1 million at March 31, 2012 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At March 31, 2012, our asset/liability position was asset sensitive.

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

Overdraft Litigation

On July 29, 2011, Susquehanna Bank was named as a defendant in a purported class action lawsuit filed by two New Jersey customers of the bank in the United States District Court of Maryland. The suit challenges the manner in which checking account overdraft fees were charged and the policies related to the posting order of debit card and other checking account transactions. The suit makes claims under New Jersey’s consumer fraud act and under the common law for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment. The case was transferred for pretrial proceedings to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, it is not yet possible for us to estimate potential loss, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

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

On September 26, 2011, a class action and derivative complaint was filed in the United States District Court for the Middle District of Pennsylvania against Tower and the members of its board of directors. The complaint in the lawsuit, Edgar L. Johnston, Jr. vs. Andrew S. Samuel, et al., Case No. 11-1777, asserts that the members of Tower’s board of directors (“Individual Defendants”) breached their fiduciary duties by causing Tower to enter into the Tower merger and further asserts that Susquehanna aided and abetted those alleged breaches of fiduciary duties (the “Tower Federal Action”). The lawsuit also alleged that the disclosure provided in the joint proxy statement/prospectus of Susquehanna and Tower (the “Tower Joint Proxy/Prospectus”) included in the registration statement on Form S-4 filed by Susquehanna with the SEC (File No. 333-176367), failed to provide required material information necessary for Tower’s shareholders to make a fully informed decision concerning the Tower merger in violation of Section 14(a) of the Exchange Act. The complaint seeks, among other relief, an order declaring that the Individual Defendants breached their fiduciary duties and that the Tower Joint Proxy/Prospectus is materially misleading in violation of the Exchange Act, accounting for and awarding damages on behalf of Tower for the alleged breaches of fiduciary duties by the Individual Defendants (including punitive and actual damages, plaintiff’s counsel fees and experts’ fees) and enjoining or rescinding the Tower merger (if consummated).

On September 28, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna, Tower and the other named defendants entered into a Memorandum of Understanding (the “MOU”). Under the terms of the MOU, Tower, the other named defendants and Susquehanna and all plaintiffs agreed to settle the Tower Federal Action, Tower State Action, the Bushansky Demand and the Duffey Demand, subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuits will be dismissed with prejudice. In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $332,500 subject to court approval, and Tower and Susquehanna have agreed not to oppose plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the court. This payment will not affect the amount of merger consideration paid in the Tower merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Tower merger or merger agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Other Legal Proceedings

From time to time, Susquehanna receives subpoenas and other requests for information from various federal and state governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Susquehanna’s policy is to be fully cooperative with such inquiries. Susquehanna and certain of its subsidiaries have been named as defendants in various legal actions arising out of the normal course of business, including claims against entities to which Susquehanna is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on Susquehanna’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which Susquehanna or its subsidiaries are defendants, which may be material to Susquehanna’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management cannot make assurances that Susquehanna will prevail in any of these actions, nor can management reasonably estimate the amount of damages that Susquehanna might incur.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Consulting Services Agreement, dated December 20, 2011, effective January 1, 2012, between Edward Balderston, Jr. and Susquehanna Bancshares, Inc., incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed December 20, 2011.*

10.2	Employment Agreement, dated June 20, 2011, effective as of February 17, 2012, between Susquehanna Bancshares, Inc., Susquehanna Bank and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

The Exhibits filed** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCHXBRL	Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

†

Upon request by the SEC, the registrant agrees to furnish to the SEC a copy of any instrument with respect to unregistered long-term debt of the registrant in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K promulgated under the Exchange Act.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-1, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

May 9, 2012	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

May 9, 2012	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President, Treasurer, and Chief
Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Consulting Services Agreement, dated December 20, 2011, effective January 1, 2012, between Edward Balderston, Jr. and Susquehanna Bancshares, Inc., incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed December 20, 2011.*

10.2	Employment Agreement, dated June 20, 2011, effective as of February 17, 2012, between Susquehanna Bancshares, Inc., Susquehanna Bank and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document.**

101.SCHXBRL	Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**