Form 10-Q
period 2012-06-30
SUSQUEHANNA BANCSHARES INC
filed 2012-08-03
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

Yes  ☐    No  ☒

As of June 30, 2012, there were 186,220,941 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Cash and due from banks	$412,282	$276,384
Unrestricted short-term investments	31,239	55,761

Cash and cash equivalents	443,521	332,145
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	5,485	5,015
Restricted short-term investments	67,650	60,910
Securities available for sale	2,719,186	2,295,034
Restricted investment in bank stocks	146,933	128,073
Loans and leases, net of deferred costs and fees	12,409,181	10,257,161
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	176,731	190,769
Less: Allowance for loan and lease losses	190,628	188,100

Net loans and leases	12,395,284	10,259,830

Premises and equipment, net	193,404	168,382
Other real estate and foreclosed assets	37,220	41,716
Accrued interest receivable	41,274	36,820
Bank-owned life insurance	449,023	405,296
Goodwill	1,269,205	1,018,031
Intangible assets with finite lives	47,831	29,081
Deferred income tax assets	47,914	6,344
Other assets	176,079	188,112

Total Assets	$18,040,009	$14,974,789

Liabilities and Shareholders’ Equity
Deposits:
Demand	$1,940,990	$1,569,811
Interest-bearing demand	5,423,198	4,439,488
Savings	1,007,157	868,709
Time	2,441,902	2,157,282
Time of $100 or more	1,877,277	1,255,182

Total deposits	12,690,524	10,290,472
Federal Home Loan Bank short-term borrowings	900,000	900,000
Other short-term borrowings	648,675	613,306
Federal Home Loan Bank long-term borrowings	115,724	71,020
Other long-term debt	200,298	176,030
Junior subordinated debentures	346,393	323,317
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	131,591	157,379
Accrued interest, taxes, and expenses payable	83,102	50,670
Deferred income tax liabilities	0	25,827
Other liabilities	378,972	177,140

Total Liabilities	15,495,279	12,785,161

Commitments and contingencies
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 186,423,824 at June 30, 2012, and 157,067,887 at December 31, 2011	372,848	314,136
Treasury stock, at cost. 202,883 at June 30, 2012, and 200,748 at December 31, 2011	(1,282)	(1,263)
Additional paid-in capital	1,643,474	1,397,152
Retained earnings	572,818	525,657
Accumulated other comprehensive loss, net of taxes of $24,126 and $25,863, respectively	(43,128)	(46,054)

Total Shareholders’ Equity	2,544,730	2,189,628

Total Liabilities and Shareholders’ Equity	$18,040,009	$14,974,789

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest Income:
Loans and leases, including deferred costs and fees	$166,149	$127,199	$314,504	$253,998
Securities:
Taxable	12,956	15,026	25,748	30,706
Tax-exempt	3,621	4,034	7,383	7,985
Dividends	1,098	996	2,095	2,018
Short-term investments	35	23	65	52

Total interest income	183,859	147,278	349,795	294,759

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,623	5,624	11,670	11,436
Time	11,407	14,109	23,433	29,290
Federal Home Loan Bank short-term borrowings	3,157	3,030	6,057	5,338
Other short-term borrowings	2,179	1,837	4,301	3,734
Federal Home Loan Bank long-term borrowings	302	7,799	360	15,883
Other long-term debt	8,521	8,793	17,182	17,969

Total interest expense	31,189	41,192	63,003	83,650

Net interest income	152,670	106,086	286,792	211,109
Provision for loan and lease losses	16,000	28,000	35,000	63,000

Net interest income, after provision for loan and lease losses	136,670	78,086	251,792	148,109

Noninterest Income:
Service charges on deposit accounts	8,583	8,077	16,257	15,833
Vehicle origination and servicing fees	2,226	1,996	4,150	3,899
Asset management fees	7,359	7,125	14,432	14,286
Income from fiduciary-related activities	2,539	1,853	5,162	3,688
Commissions on brokerage, life insurance, and annuity sales	2,399	2,356	4,306	4,610
Commissions on property and casualty insurance sales	3,930	3,468	8,987	7,453
Other commissions and fees	4,800	6,518	9,443	12,506
Income from bank-owned life insurance	1,631	1,149	3,103	2,972
Net gain on sale of loans and leases	4,396	2,419	8,146	6,470
Net realized gain on sales of securities	1,361	1,060	1,746	2,930
Total other-than-temporary impairment, net of recoveries	4,676	(2,380)	1,970	(4,366)
Portion of loss recognized in other comprehensive income (before taxes)	(4,676)	1,767	(2,114)	1,521

Net impairment losses recognized in earnings	0	(613)	(144)	(2,845)
Other	587	1,646	3,738	2,719

Total noninterest income	39,811	37,054	79,326	74,521

Noninterest Expenses:
Salaries and employee benefits	64,524	53,412	122,482	104,404
Occupancy	11,725	8,861	22,536	18,516
Furniture and equipment	4,309	3,239	7,926	6,305
Advertising and marketing	3,287	3,139	6,341	5,486
FDIC insurance	4,769	5,406	9,947	8,787
Legal fees	1,907	1,862	3,960	3,936
Amortization of intangible assets	3,402	2,133	5,916	4,296
Vehicle lease disposal	1,745	2,620	3,580	5,057
Merger related	3,318	952	14,797	1,487
Other	22,489	19,533	44,345	38,765

Total noninterest expenses	121,475	101,157	241,830	197,039

Income before income taxes	55,006	13,983	89,288	25,591
Provision for income taxes	17,213	2,928	28,022	4,775

Net Income	$37,793	$11,055	$61,266	$20,816

Earnings per common share:
Basic	$0.20	$0.09	$0.34	$0.16
Diluted	$0.20	$0.09	$0.34	$0.16
Cash dividends per common share	$0.05	$0.02	$0.08	$0.03
Weighted average common shares outstanding:
Basic	187,616	129,761	179,471	129,744
Diluted	188,301	129,832	180,156	129,826

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net Income	$37,793	$11,055	$61,266	$20,816
Other comprehensive income
Change in unrealized gain on securities available for sale	5,247	21,938	6,324	30,024
Tax effect and reclassification adjustment	(1,866)	181	(2,257)	(54)

	3,381	22,119	4,067	29,970

Non-credit related unrealized loss on other-than-temporarily impaired debt securities	4,676	(1,381)	2,114	(1,521)
Tax effect	(1,714)	507	(775)	558

	2,962	(874)	1,339	(963)

Change in unrealized loss on cash flow hedges	(6,579)	(13,341)	(3,775)	(7,288)
Tax effect	2,401	4,731	1,295	2,513

	(4,178)	(8,610)	(2,480)	(4,775)

Adjustment to postretirement benefit obligations	0	0	0	(463)
Tax effect	0	0	0	162

	0	0	0	(301)

Total other comprehensive income	2,165	12,635	2,926	23,931

Total comprehensive income	$39,958	$23,690	$64,192	$44,747

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$61,266	$20,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	24,607	16,812
Provision for loan and lease losses	35,000	63,000
Realized gain on available-for-sale securities, net	(1,602)	(85)
Deferred income tax expense (benefit)	3,253	(6,433)
Gain on sale of loans and leases	(8,146)	(6,470)
Gain on sale of foreclosed assets	(640)	(461)
Mortgage loans originated for sale	(238,313)	(143,143)
Proceeds from sale of mortgage loans originated for sale	258,425	145,951
Payments received on loans and leases transferred from held for sale to held for investment, net of (advances) on home equity lines of credit	(23,063)	75,363
Increase in cash surrender value of bank-owned life insurance	(2,724)	(1,315)
(Increase) decrease in accrued interest receivable	(3,558)	1,037
Increase (decrease) in accrued interest payable	1,230	(722)
(Decrease) increase in accrued expenses and taxes payable	(5,515)	2,616
Other, net	17,758	12,646

Net cash provided by operating activities	117,978	179,612

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	1,961	(11,911)
Activity in available-for-sale securities:
Sales	152,624	146,929
Maturities, repayments, and calls	357,675	269,266
Purchases	(635,747)	(501,942)
Net increase in restricted investment in bank stock	(6,283)	(2,013)
Net decrease (increase) in loans and leases	(197,141)	(167,053)
Purchase of bank-owned life insurance	(4,087)	(2,350)
Proceeds from bank-owned life insurance	4,586	4,277
Proceeds from sale of foreclosed assets	22,211	17,817
Acquisitions	(2,487)	0
Additions to premises and equipment, net	(4,890)	(6,110)

Net cash used in investing activities	(311,578)	(253,090)

Cash Flows from Financing Activities:
Net increase in deposits	325,680	211,308
Net increase (decrease) in other short-term borrowings	25,141	(135,440)
Net increase in short-term FHLB borrowings	0	100,000
Proceeds from long-term FHLB borrowings	0	0
Repayment of long-term FHLB borrowings	(8,851)	(85,221)
Repayment of long-term debt	(25,792)	(22,332)
Proceeds from issuance of common stock	2,922	2,545
Purchase of treasury stock	(19)	(24)
Redemption of warrant	0	(5,269)
Cash dividends paid	(14,105)	(3,899)

Net cash provided by financing activities	304,976	61,668

Net change in cash and cash equivalents	111,376	(11,810)
Cash and cash equivalents at January 1	332,145	252,898

Cash and cash equivalents at June 30	$443,521	$241,088

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$60,263	$84,372
Income tax payments	8,046	2,784
Supplemental Schedule of Noncash Activities
Interest-bearing deposits held by consolidated variable interest entities that can be used
Real estate acquired in settlement of loans	$24,792	$23,375
Securities purchased not settled	174,552	78,268

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income					20,816		20,816
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $54						29,970	29,970
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $558						(963)	(963)
Change in unrealized loss on cash flow hedges, net of taxes of $2,513						(4,775)	(4,775)
Adjustment to postretirement benefit obligations, net of taxes of $162						(301)	(301)

Total comprehensive income							44,747

Issuance of common stock and options under employee benefit plans	104,466	209		2,336			2,545
Treasury stock purchased			(24)				(24)
Redemption of warrant				(5,269)			(5,269)
Cash dividends paid on common stock ($0.03 per share)					(3,899)		(3,899)

Balance at June 30, 2011	130,070,101	$260,140	$(24)	$1,298,109	$498,881	$(34,204)	$2,022,902

Balance at January 1, 2012	157,067,887	$314,136	($1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628

Comprehensive income:
Net income					61,266		61,266
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $2,257						4,067	4,067
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $775						1,339	1,339
Change in unrealized loss on cash flow hedges, net of taxes of $1,295						(2,480)	(2,480)

Total comprehensive income							64,192

Issuance of common stock in Tower Bancorp, Inc. purchase	30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans	(1,861,580)	(3,723)		3,723			0
Issuance of common stock and options under employee benefit plans	456,584	913		2,009			2,922
Treasury stock purchased			(19)				(19)
Cash dividends paid on common stock ($0.08 per share)					(14,105)		(14,105)

Balance at June 30, 2012	186,423,824	$372,848	$(1,282)	$1,643,474	$572,818	$(43,128)	$2,544,730

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and six months ended June 30, 2012 and 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 83 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements. Susquehanna has reclassified and separately presented restricted investment in bank stock from its securities available for sale. Restricted stock consists of Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost and evaluated for impairment.

Use of Estimates

The preparation of financial statements requires Susquehanna to make estimates and assumptions that affect: (a) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements, including, but not limited to, establishing the allowance for loan and lease losses, measuring the value of financial instruments, assessing impairments on investments, assessing recoverability of intangible assets and goodwill, and assessing the realizability of deferred income tax assets. Actual results could be different from these estimates.

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

Recently Issued Accounting Guidance

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of the amendment is not expected to have a material impact the financial condition, results of operations or liquidity.

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

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,390,713, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,251,770, including $2,074,372 of deposits. The transaction added $302,112 to the Susquehanna shareholders’ equity. Goodwill of $251,174 was recorded as a result of the transaction, including a correcting adjustment of $4,313 to the previously estimated purchase price allocation.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The consideration transferred for Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

February 17, 2012
Purchase price:
Value of:
Common shares issued and options assumed	$302,112
Cash	88,005

Total purchase price	390,117

Identifiable assets:
Cash and due from banks	85,518
Unrestricted short-term investments	9,171
Securities available for sale	137,254
Loans and leases	1,975,488
Intangible assets	27,334
Other assets	155,948

Total identifiable assets	2,390,713

Liabilities:
Deposits	2,074,372
Short-term borrowings	10,228
Long-term borrowings	103,923
Other liabilities	63,247

Total liabilities	2,251,770

Net goodwill resulting from acquisition	$251,174

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

In connection with the Tower acquisition, Susquehanna incurred merger-related expenses related to personnel, occupancy and equipment, and other costs of integrating and conforming acquired operations with and into Susquehanna. Those expenses consisted largely of costs related to professional services, conversion of systems and/or integration of operations, and termination of existing contractual arrangements of Tower to purchase various services; initial marketing and promotion expenses designed to introduce Susquehanna to its new customers; travel costs; and printing, postage, supplies, and other costs of completing the transaction and commencing operations in new markets and offices. A summary of merger-related expenses included in the consolidated statement of income follows:

	Three Months Ended June 30,
	2012			2011
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$0	$1,705	$1,705	$0	$0	$0
Consulting	0	194	194	6	0	6
Legal	142	586	728	861	0	861
Branch writeoffs	0	0	0	0	0	0
Net occupancy and equipment	0	31	31	0	0	0
All other	635	25	660	85	0	85

	$777	$2,541	$3,318	$952	$0	$952

	Six Months Ended June 30,
	2012			2011
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$0	$3,055	$3,055	$0	$0	$0
Consulting	66	4,143	4,209	21	0	21
Legal	179	1,319	1,498	1,381	0	1,381
Branch writeoffs	0	1,371	1,371	0	0	0
Net occupancy and equipment	0	2,840	2,840	0	0	0
All other	635	1,189	1,824	85	0	85

	$880	$13,917	$14,797	$1,487	$0	$1,487

Pro Forma Condensed Combined Financial Information

If the Abington acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $152.0 million and $303.2 million, respectively, for the three-month and six-month periods ended June 30, 2011, and net income from continuing operations would have been approximately $13.2 million and $24.5 million for the same periods.

If the Tower acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $172.3 million and $344.5 million, respectively, for the three-month and six-month periods ended June 30, 2011, and net income from continuing operations would have been approximately $14.5 million and $24.5 million for the same periods. Total revenue, net of interest expense, and net income from continuing operations would have been approximately $381.0 million and $61.4 million, respectively, six-month period ended June 30, 2012.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Note 3. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2012 and December 31, 2011 were as follows:

At June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$144,890	$1,116	$180	$145,826
Obligations of states and political subdivisions	372,626	27,167	447	399,346
Agency residential mortgage-backed securities	1,978,541	32,695	180	2,011,056
Non-agency residential mortgage-backed securities	40,311	0	5,134	35,177
Commercial mortgage-backed securities	49,554	1,948	0	51,502
Other structured financial products	24,924	0	16,462	8,462
Other debt securities	45,182	794	1,104	44,872
Other equity securities	22,409	1,134	598	22,945

Total available-for-sale securities	$2,678,437	$64,854	$24,105	$2,719,186

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$146,580	$1,906	$1	$148,485
Obligations of states and political subdivisions	376,819	25,235	75	401,979
Agency residential mortgage-backed securities	1,503,836	28,177	608	1,531,405
Non-agency residential mortgage-backed securities	79,225	0	10,154	69,071
Commercial mortgage-backed securities	54,973	1,846	0	56,819
Other structured financial products	24,831	0	11,538	13,293
Other debt securities	54,176	670	3,711	51,135
Other equity securities	22,283	791	227	22,847

Total available-for-sale securities	$2,262,723	$58,625	$26,314	$2,295,034

At June 30, 2012 and December 31, 2011, investment securities with carrying values of $1,672,403 and $1,673,419, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$8,638	$8,796	$9,595	$9,821
After one year but within five years	151,894	154,217	169,739	172,613
After five years but within ten years	927,083	940,210	602,385	609,935
After ten years	1,568,413	1,593,019	1,458,719	1,479,816

Total available-for-sale securities	$2,656,028	$2,696,242	$2,240,439	$2,272,185

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross gains	$4,348	$2,890	$4,740	$6,492
Gross losses	(2,987)	(1,830)	(2,994)	(3,562)
Other-than-temporary impairment	0	(613)	(144)	(2,845)

Net gains	$1,361	$447	$1,602	$85

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

June 30, 2012	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$49,245	$180	$0	$0	$49,245	$180
Obligations of states and political subdivisions	30,248	447	0	0	30,248	447
Agency residential mortgage-backed securities	78,454	180	0	0	78,454	180
Non-agency residential mortgage-backed securities	0	0	35,115	5,134	35,115	5,134
Other structured financial products	0	0	8,462	16,462	8,462	16,462
Other debt securities	4,682	478	20,265	626	24,947	1,104
Other equity securities	540	416	787	182	1,327	598

	$163,169	$1,701	$64,629	$22,404	$227,798	$24,105

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$6,500	$1	$6,500	$1
Obligations of states and political subdivisions	0	0	925	75	925	75
Agency residential mortgage-backed securities	126,645	608	0	0	126,645	608
Non-agency residential mortgage-backed securities	6,187	563	62,884	9,591	69,071	10,154
Other structured financial products	0	0	13,293	11,538	13,293	11,538
Other debt securities	21,237	2,988	10,102	723	31,339	3,711
Other equity securities	16	1	921	226	937	227

	$154,085	$4,160	$94,625	$22,154	$248,710	$26,314

Non-agency residential mortgage-backed securities. At June 30, 2012, Susquehanna held seven securities that had unrealized losses. Three of those securities were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that one of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance - beginning of period	$4,746	$3,969	$4,602	$1,737
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	0	613	0	2,576
Additional amount related to credit losses for which an other-than- temporary impairment was previously recognized	0	0	144	269
Deletions:
Sale of securities for which other-than-temporary impairment was previously recognized	3,180	453	3,180	453

Balance - end of period	$1,566	$4,129	$1,566	$4,129

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($1,182 and $1,566 at June 30, 2012 and 2011, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

	Weighted-average (%) June 30,
	2012	2011
Conditional repayment rate (1)	6.7%	8.4%
Loss severity (2)	52.6%	45.0%
Conditional default rate (3)	10.5%	7.5%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.
(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.
(3)	Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past due 60 days, 90 days, or possibly already in the foreclosure process.

Management actively provides input and monitors the third party valuation process of the non-agency residential mortgage-backed securities. A detailed review of the critical assumptions and inputs is performed by Susquehanna’s Investment Committee. Key assumptions reviewed by Susquehanna’s Investment Committee include prepayment assumptions, default rates, loss severity, the bond waterfall, and the discount rate. Additionally, available market indications of similar securities are provided by Susquehanna to the third party and are given a significant weighting by the third party.

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $16,462 and $10,622 at June 30, 2012 and 2011, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third-party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by Susquehanna’s Investment Committee. Key aspects reviewed by Susquehanna’s Investment Committee include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underline institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

The third party firm uses a proprietary methodology to determine the other-than-temporary impairment of Susquehanna’s pooled trust preferred securities. Using publicly available financial information, the third party firm’s valuation analysis compares the present value of the expected base cash flows with the amortized cost basis of the trust preferred securities to determine whether Susquehanna expects to receive the entire amortized cost basis of such securities. To make this comparison, the third party firm evaluates two scenarios consisting of three phases each. The two scenarios are: (1) the first dollar loss scenario, and, (2) the expected or forecasted scenario. The three phases associated with each scenario are production of cash flows, application of the cash flows to the percent owned, and assessment of any other-than-temporary impairment.

To determine expected cash flows, the valuation analysis considers credit default rates, call options and deferrals, waterfall structure, and covenants relating to the trust preferred securities. The trust indenture documentation and the trustee reports for each specific trust preferred security issuance provides information regarding deferral rights, call options, various triggers, (including over-collateralization triggers), and waterfall structure, which management believes is essential in determining projected base cash flows. The third party firm determines short-term default risk using ratios, including the Texas rating, that relate to the issuers, capitalization, asset quality, profitability, and liquidity. To determine longer term default probabilities, the third party firm uses an internal scoring approach that relies on key historical financial performance ratios. Management believes that future cash flows for these securities are reasonably developed and supported.

If a collateral security is in default at the assessment date, a recovery rate specific to the issuer of the collateral security is incorporated into the expected cash flows with a twenty-four month lag in timing of receipt of those expected cash flows. The third party firm calculates a terminal default rate based upon certain key financial ratios of the active issuers in the security to all FDIC insured bank institutions. The active issuers of the collateral securities are summarized as a weighted average based on issue size according to status of deferral and default assumption. To enhance the analysis, the third party firm calculates the standard deviation across the issuers for each ratio and removes any issuer that falls more than three standard deviations above or below the average for that ratio. No recovery is incorporated into the expected cash flows for any issuers that exceed the terminal default rate. For issuers currently making interest payments and for those currently deferring interest payments, Susquehanna makes an estimate using publicly available financial information as to the likelihood and timing of any default, after which the estimated cash flow reflects a recovery rate specific to the issuer. Issuers of collateral securities that are currently deferring interest payments and not expected to default are assumed to continue to defer interest payments for twenty quarters, the full contractually permitted deferral, from the period of initial deferral.

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

As of June 30, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,557	$88,203	$45,500
Book value	$3,000	$7,119	$8,055	$6,750
Fair value	946	2,589	2,880	2,047

Unrealized loss	$(2,054)	$(4,530)	$(5,175)	$(4,703)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$143,300	$168,000	$261,812	$142,223
Lowest credit rating assigned	Ca	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	293,200	470,731	304,600
Actual defaults	10,000	51,580	44,000	74,500
Actual deferrals	107,400	127,690	135,150	83,080
Projected future defaults	75,111	61,395	68,172	46,599
Actual defaults as a % of original collateral	1.6%	10.3%	6.3%	15.3%
Actual deferrals as a % of original collateral (2)	17.2	25.5	19.3	17.0

Actual defaults and deferrals as a % of original collateral	18.8%	35.8%	25.6%	32.3%

Projected future defaults as a % of original collateral (3)	12.0%	12.2%	9.7%	9.6%
Actual institutions deferring and defaulted as a % of total institutions	19.7	39.3	30.4	38.2
Projected future defaults as a % of performing collateral plus deferrals	16.3	14.6	11.3	12.0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of June 30, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$57,840	$87,309	$45,500
Book value	$3,000	$7,032	$7,973	$6,750
Fair value	1,880	3,997	4,547	3,709

Unrealized loss	$(1,120)	$(3,035)	$(3,426)	$(3,041)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$463,202	$403,145	$661,743	$386,475
Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	391,728	300,200	507,406	315,700
Actual defaults	3,000	27,580	93,500	61,500
Actual deferrals	77,400	144,690	98,900	93,480
Projected future defaults	62,829	90,695	51,406	59,880
Actual defaults as a % of original collateral	0.5%	5.5%	13.3%	12.6%
Actual deferrals as a % of original collateral (2)	12.4	28.9	14.1	19.2

Actual defaults and deferrals as a % of original collateral	12.9%	34.4%	27.4%	31.8%

Projected future defaults as a % of original collateral (3)	10.1%	18.1%	7.3%	12.3%
Actual institutions deferring and defaulted as a % of total institutions	13.4	37.5	31.1	38.0
Projected future defaults as a % of performing collateral plus deferrals	13.4	20.4	8.5	14.6

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis, using documented assumptions. The present value of the expected cash flows for Susquehanna’s specific class and all subordinate classes is listed above. As of June 30, 2012 and 2011, the present value of the current estimated cash flows is equal to or greater than the face amount of the specific class for all trust preferred securities and consequently, there is no other-than-temporary impairment.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 4. Loans and Leases

Legacy loans is defined to exclude loans and leases acquired in business combinations since September 30, 2011, and acquired loans is defined to include those loans and leases excluded from the definition of legacy loans.

Loans and Leases, Net of Unearned Income

	June 30 2012	December 31, 2011
Commercial, financial, and agricultural	$2,101,561	$1,871,027
Real estate - construction	936,996	829,221
Real estate secured - residential	3,970,115	3,212,562
Real estate secured - commercial	4,034,109	3,136,887
Consumer	805,490	722,329
Leases	737,641	675,904

Total loans and leases	$12,585,912	$10,447,930

Legacy loans	$10,211,380	$9,833,296
Acquired loans	2,374,532	614,634

Total loans and leases	$12,585,912	$10,447,930

Nonaccrual loans and leases	$127,250	$156,478
Loans and leases contractually past due 90 days and still accruing	11,203	10,077
Troubled debt restructurings	66,777	72,852
Unearned income	162,069	162,849
Deferred origination costs and fees	15,348	13,857
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	2,160	3,390

Net Investment in Direct Financing Leases

	June 30, 2012	December 31, 2011
Minimum lease payments receivable	$524,948	$489,574
Estimated residual value of leases	282,318	255,152
Unearned income under lease contracts	(69,625)	(68,822)

Total leases	$737,641	$675,904

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan loss is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Susquehanna’s loan grading system, adjusted for qualitative considerations. In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio. The internal loan gradings are monitored by Susquehanna’s loan review department. Additionally, loans that are significant and have a rating of substandard, special mention, and pass loans that are on the company’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee. Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Three Months Ended June 30, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2012	$33,696	$34,092	$33,706	$76,935	$3,560	$12,457	$284	$194,730
Charge-offs	(9,677)	(5,928)	(3,477)	(17,446)	(426)	(1,085)	0	(38,039)
Recoveries	2,532	941	925	12,961	373	205	0	17,937
Provision	3,511	2,565	2,640	6,050	(193)	1,280	147	16,000

Balance at June 30, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628

	Six Months Ended June 30, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100
Charge-offs	(3,892)	(3,587)	(3,965)	(5,631)	(1,299)	(906)	0	(19,280)
Recoveries	1,784	757	312	3,360	371	326	0	6,910
Provision	3,603	(2,368)	8,608	2,357	945	2,876	(1,123)	14,898

Balance at June 30, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628

Balance at June 30, 2012
Individually evaluated for impairment:
Legacy loans	$2,484	$2,436	$3,222	$9,016	$205	$0		$17,363
Acquired loans	0	548	468	254	0	0		1,270

Total	$2,484	$2,984	$3,690	$9,270	$205	$0		$18,633

Collectively evaluated for impairment:
Legacy loans	$27,578	$28,686	$30,104	$69,230	$3,109	$12,857	$431	$171,995
Acquired loans	0	0	0	0	0	0	0	0

Total	$27,578	$28,686	$30,104	$69,230	$3,109	$12,857	$431	$171,995

Financing receivables:
Balance at June 30, 2012	$2,101,561	$936,996	$3,970,115	$4,034,109	$805,490	$737,641		$12,585,912

Balance at June 30, 2012
Individually evaluated for impairment:
Legacy loans	$18,402	$26,776	$24,321	$67,032	$537	$0		$137,068
Acquired loans	16,684	36,010	35,982	86,157	127	0		174,960

Total	$35,086	$62,786	$60,303	$153,189	$664	$0		$312,028

Collectively evaluated for impairment:
Legacy loans	$1,887,845	$651,112	$2,884,423	$3,121,141	$792,150	$737,641		$10,074,312
Acquired loans	178,630	223,098	1,025,389	759,779	12,676	0		2,199,572

Total	$2,066,475	$874,210	$3,909,812	$3,880,920	$804,826	$737,641		$12,273,884

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Three Months Ended June 30, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2011	$31,139	$47,724	$28,909	$73,856	$2,675	$8,876	$54	$193,233
Charge-offs	(10,048)	(8,978)	(5,648)	(10,654)	(386)	(1,397)	0	(37,111)
Recoveries	910	2,626	606	187	319	522	0	5,170
Provision	7,357	3,060	6,123	9,165	147	2,090	58	28,000

Balance at June 30, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292

	Six Months Ended June 30, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(14,941)	(19,962)	(10,128)	(26,734)	(2,692)	(3,140)	0	(77,597)
Recoveries	2,103	5,456	1,283	1,825	546	842	0	12,055
Provision	10,588	8,688	10,515	27,326	2,060	3,746	77	63,000

Balance at June 30, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292

Balance at June 30, 2011:
Individually evaluated for impairment	$3,535	$3,212	$2,995	$9,271	$0	$0		$19,013

Collectively evaluated for impairment	$25,823	$41,220	$26,995	$63,283	$2,755	$10,091	$112	$170,279

Financing receivables:
Balance at June 30, 2011	$1,793,490	$775,096	$2,704,802	$2,999,986	$665,602	$697,211		$9,636,187

Balance at June 30, 2011:
Individually evaluated for impairment	$21,983	$44,062	$32,417	$94,117	$148	$0		$192,727

Collectively evaluated for impairment	$1,771,507	$731,034	$2,672,385	$2,905,869	$665,454	$697,211		$9,443,460

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at June 30, 2012 and December 31, 2011.

Credit Quality Indicators, at June 30, 2012

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Legacy loans
Grade:
Pass (3)	$1,830,319	$482,473	$3,336,082	$5,648,874
Special mention (4)	48,909	56,465	168,803	274,177
Substandard (5)	63,589	61,468	217,456	342,513

Total	$1,942,817	$600,406	$3,722,341	$6,265,564

Acquired loans
Grade:
Pass (3)	$133,164	$136,355	$1,004,660	$1,274,179
Special mention (4)	6,703	38,790	69,923	115,416
Substandard (5)	18,874	72,504	158,831	250,209

Total	$158,741	$247,649	$1,233,414	$1,639,804

Total loans
Grade:
Pass (3)	$1,963,483	$618,828	$4,340,742	$6,923,053
Special mention (4)	55,612	95,255	238,726	389,593
Substandard (5)	82,463	133,972	376,287	592,722

Total	$2,101,558	$848,055	$4,955,755	$7,905,368

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Legacy loans
Performing	$2,390,623	$791,635	$736,415	$3,918,673
Nonperforming (6)	24,863	1,053	1,227	27,143

Total	$2,415,486	$792,688	$737,642	$3,945,816

Acquired loans
Performing	$710,009	$12,786	$0	$722,795
Nonperforming (6)	11,915	18	0	11,933

Total	$721,924	$12,804	$0	$734,728

Total loans
Performing	$3,100,632	$804,421	$736,415	$4,641,468
Nonperforming (6)	36,778	1,071	1,227	39,076

Total	$3,137,410	$805,492	$737,642	$4,680,544

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Quality Indicators, at December 31, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Legacy loans
Grade:
Pass (3)	$1,752,161	$552,897	$3,204,963	$5,510,021
Special mention (4)	54,902	60,945	173,308	289,155
Substandard (5)	59,978	60,096	219,737	339,811

Total	$1,867,041	$673,938	$3,598,008	$6,138,987

Acquired loans
Grade:
Pass (3)	$2,222	$8,639	$116,334	$127,195
Special mention (4)	1,164	36,307	17,363	54,834
Substandard (5)	600	34,659	28,236	63,495

Total	$3,986	$79,605	$161,933	$245,524

Total loans
Grade:
Pass (3)	$1,754,383	$561,536	$3,321,297	$5,637,216
Special mention (4)	56,066	97,252	190,671	343,989
Substandard (5)	60,578	94,755	247,973	403,306

Total	$1,871,027	$753,543	$3,759,941	$6,384,511

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Legacy loans
Performing	$2,264,551	$720,438	$674,510	$3,659,499
Nonperforming (6)	31,809	1,607	1,394	34,810

Total	$2,296,360	$722,045	$675,904	$3,694,309

Acquired loans
Performing	$367,923	$282	$0	$368,205
Nonperforming (6)	903	2	0	905

Total	$368,826	$284	$0	$369,110

Total loans
Performing	$2,632,475	$720,720	$674,510	$4,027,704
Nonperforming (6)	32,712	1,609	1,394	35,715

Total	$2,665,187	$722,329	$675,904	$4,063,419

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

(6)	Includes loans that are on non-accrual status or past due ninety days or more.

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of June 30, 2012 and December 31, 2011.

Age Analysis of Past Due Financing Receivables, as of June 30, 2012

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$5,558	$2,256	$3,836	$11,650	$2,073,835	$2,085,485
Real estate - construction	1,799	68	106	1,973	909,038	911,011
Real estate secured - residential	4,287	1,670	1,866	7,823	3,930,569	3,938,392
Real estate secured - commercial	7,952	4,041	4,285	16,278	3,965,535	3,981,813
Consumer	4,075	1,315	790	6,180	799,047	805,227
Leases	2,472	966	320	3,758	732,976	736,734

Total	$26,143	$10,316	$11,203	$47,662	$12,411,000	$12,458,662

Legacy loans	$22,022	$8,970	$10,429	$41,421	$10,048,704	$10,090,125
Acquired loans	4,121	1,346	774	6,241	2,362,296	2,368,537

Total	$26,143	$10,316	$11,203	$47,662	$12,411,000	$12,458,662

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$1,088	$1,233	$8,117	$10,438	$5,638	$16,076
Real estate - construction	0	1,160	22,459	23,619	2,366	25,985
Real estate secured - residential	2,655	3,611	20,983	27,249	4,474	31,723
Real estate secured - commercial	1,552	1,234	20,025	22,811	29,485	52,296
Consumer	0	0	263	263	0	263
Leases	0	86	416	502	405	907

Total	$5,295	$7,324	$72,263	$84,882	$42,368	$127,250

Legacy loans	$5,295	$6,450	$68,572	$80,317	$40,938	$121,255
Acquired loans	0	874	3,691	4,565	1,430	5,995

Total	$5,295	$7,324	$72,263	$84,882	$42,368	$127,250

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Age Analysis of Past Due Financing Receivables, as of December 31, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$7,843	$2,473	$778	$11,094	$1,845,548	$1,856,642
Real estate - construction	342	416	56	814	790,680	791,494
Real estate secured - residential	21,330	7,247	6,303	34,880	3,135,760	3,170,640
Real estate secured - commercial	4,011	1,043	884	5,938	3,069,452	3,075,390
Consumer	7,688	1,442	1,609	10,739	711,590	722,329
Leases	4,014	867	447	5,328	669,629	674,957

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Legacy loans	$44,439	$12,325	$9,732	$66,495	$9,617,812	$9,684,307
Acquired loans	789	1,163	345	2,298	604,847	607,145

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$454	$1,032	$6,319	$7,805	$6,580	$14,385
Real estate - construction	122	7,443	27,292	34,857	2,870	37,727
Real estate secured - residential	2,569	517	27,603	30,689	11,233	41,922
Real estate secured - commercial	2,946	1,722	32,020	36,688	24,809	61,497
Consumer	0	0	0	0	0	0
Leases	0	59	413	472	475	947

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Legacy loans	$6,091	$10,332	$86,635	$103,059	$45,930	$148,989
Acquired loans	0	441	7,012	7,452	37	7,489

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s impaired loans and reserve positions at June 30, 2012 and 2011.

Impaired Loans at June 30, 2012

	Unpaid Principal Balance		Related Charge-offs	Related Allowance	Average Unpaid Principal Balance (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$28,285		$885		$46,262	$602
Real estate - construction	51,375		18,921		104,271	1,065
Real estate secured - residential	19,184		688		61,534	819
Real estate secured - commercial	122,811		8,490		224,519	4,010
Consumer	128		0		211	8

Total impaired loans without a related reserve	221,783	(1)	28,984		436,797	6,504

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,800		3,808	$2,485	8,069	27
Real estate - construction	11,411		7,042	2,984	11,774	7
Real estate secured - residential	20,645		986	3,691	20,918	207
Real estate secured - commercial	50,853		20,446	9,270	50,864	573
Consumer	537		0	205	537	6

Total impaired loans with a related reserve	90,246		32,282	18,635	92,162	820

Total impaired loans:
Commercial, financial, and agricultural	35,085		4,693	2,485	54,331	629
Real estate - construction	62,786		25,963	2,984	116,045	1,072
Real estate secured - residential	39,829		1,674	3,691	82,452	1,026
Real estate secured - commercial	173,664		28,936	9,270	275,383	4,583
Consumer	665		0	205	748	14

Total impaired loans	$312,029		$61,266	$18,635	$528,959	$7,324

Impaired loans without a related reserve:
Legacy loans	$46,823		$28,984		$49,795	$395
Acquired loans	174,960		0		387,001	6,110

Total impaired loans without a related reserve	221,783		28,984		436,796	6,505

Impaired loans with a related reserve:
Legacy loans	$90,246		$32,282	$18,635	$92,163	$820
Acquired loans	0		0	0	0	0

Total impaired loans with a related reserve	90,246		32,282	18,635	92,163	820

Total impaired loans:
Legacy loans	$137,069		$61,266	$18,635	$141,958	$1,215
Acquired loans	174,960		0	0	387,001	6,110

Total impaired loans	$312,029		$61,266	$18,635	$528,959	$7,325

(1)	$48,234 of the $85,619 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $63,683.
(2)	Average unpaid principal balance is calculated based on daily balances.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at December 31, 2011

	Unpaid Principal Balance		Related Charge-offs	Related Allowance	Average Unpaid Principal Balance (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$6,621		$0		$11,159	$291
Real estate - construction	25,968		26,833		29,464	761
Real estate secured - residential	17,540		2,871		16,473	788
Real estate secured - commercial	35,490		33,979		41,612	1,479
Consumer	0		0		37	4

Total impaired loans without a related reserve	85,619	(1)	63,683		98,745	3,323

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,870		0	$3,421	9,085	239
Real estate - construction	15,015		6,598	2,243	22,022	307
Real estate secured - residential	16,227		1,084	2,807	15,733	558
Real estate secured - commercial	53,288		19,194	11,871	59,222	2,224
Consumer	658		0	654	202	8

Total impaired loans with a related reserve	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Commercial, financial, and agricultural	13,491		0	3,421	20,244	530
Real estate - construction	40,983		33,431	2,243	51,486	1,068
Real estate secured - residential	33,767		3,955	2,807	32,206	1,346
Real estate secured - commercial	88,778		53,173	11,871	100,834	3,703
Consumer	658		0	654	239	12

Total impaired loans	$177,677		$90,559	$20,996	$205,009	$6,659

Impaired loans without a related reserve:
Legacy loans	$45,442		$63,633		$88,262	$2,713
Acquired loans	40,177		50		10,483	610

Total impaired loans without a related reserve	85,619		63,683		98,745	3,323

Impaired loans with a related reserve:
Legacy loans	$92,058		$26,876	$20,996	$106,264	$3,336
Acquired loans	0		0	0	0	0

Total impaired loans with a related reserve	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Legacy loans	$137,500		$90,559	$20,996	$194,526	$6,049
Acquired loans	40,177		0	0	10,483	610

Total impaired loans	$177,677		$90,559	$20,996	$205,009	$6,659

(1)	$48,234 of the $85,619 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $63,683.
(2)	Average unpaid principal balance is calculated based on daily balances.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Loans that were modified as troubled debt restructurings during the three month periods ended June 30, 2012 and 2011, respectively, for which there was a subsequent payment default are as follows:

	Modifications
	Three Months Ended
	June 30, 2012			June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural	0	$0	$0	1	$500	$480
Real estate - construction	0	0	0	0	0	0
Real estate secured - residential	8	8,087	1,761	14	3,694	3,642
Real estate secured - commercial	0	0	0	0	0	0
Consumer	0	0	0	2	148	148
Legacy loans	8	$451	$451
Acquired loans	0	7,636	1,310

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
Troubled Debt Restructurings that
Subsequently Defaulted during the current period
Commercial, financial, and agricultural	0	$0		0	$0
Real estate - construction	0	0		1	298
Real estate secured - residential	0	0		0	0
Real estate secured - commercial	0	0		0	0
Consumer	0	0		0	0
Legacy loans	0	$0
Acquired loans	0	0

	Six Months Ended
	June 30, 2012			June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural	1	$310	$282	1	$500	$480
Real estate - construction	0	0	0	0	0	0
Real estate secured - residential	18	11,526	5,173	26	5,329	5,319
Real estate secured - commercial	4	10,662	10,662	2	535	529
Consumer	0	0	0	2	148	148
Legacy loans	11	$2,990	$3,983
Acquired loans	12	19,508	13,134

	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
Troubled Debt Restructurings that
Subsequently Defaulted during the current period
Commercial, financial, and agricultural	0	$0		1	$462
Real estate - construction	1	908		1	298
Real estate secured - residential	3	1,339		0	0
Real estate secured - commercial	0	0		2	10,385
Consumer	0	0		0	0
Legacy loans	3	$1,339
Acquired loans	1	908

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The outstanding principal balance and the related carrying amount of acquired loans are as follows:

	June 30, 2012	December 31, 2011
Credit impaired acquired loans evaluated individually for incurred credit losses
Outstanding principal balance	$275,759	$60,259
Carrying amount	174,960	40,177
Other acquired loans evaluated collectively for incurred credit losses
Outstanding principal balance	2,212,527	557,708
Carrying amount	2,199,572	574,457
Total acquired loans
Outstanding principal balance	2,488,286	617,967
Carrying amount	2,374,532	614,634

The changes in the accretable discount related to the credit impaired acquired loans are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Balance - beginning of period	$54,919	$4,881
Tower acquisition	0	52,538
Accretion recognized during the period	(6,272)	(8,772)
Net reclassification from accretable to non-accretable	0	0

Balance - end of period	$48,647	$48,647

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

Susquehanna performed its annual goodwill impairment assessments in the second quarter of 2012 and determined that the fair value of each of its reporting units exceeded its book value, and that there was no goodwill impairment.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2012 and 2011, was $1,158,248 and $915,421, respectively. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in Susquehanna’s market to value the bank reporting unit. Susquehanna considered two key ratios in measuring the fair value of the bank reporting unit: price to book and price to tangible book. The following table shows the ratios used at May 31, 2012, and 2011.

	Annual	Annual
Ratio	May 31, 2012	May 31, 2011
Price to book	1.29X	1.36X
Price to tangible book	1.47X	1.60X

Fair value of the bank reporting unit exceeded carrying value by 5.9% at May 31, 2012, and by 13.0% at May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment dates of May 31, 2012 and 2011, was $82,746 for both periods. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with a market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2012, and 2011.

	Annual	Annual
Factors	May 31, 2012	May 31, 2011
Discount rate	17.5%	17.5%
Weighted-average increase in revenues	6.0%	6.0%
Weighted-average increase in expenses	5.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 63.4% at May 31, 2012 and by 59.7% at May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment dates of May 31, 2012 and 2011, was $17,177 and $17,177, respectively. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2012, and 2011.

	Annual	Annual
Ratio	May 31, 2012	May 31, 2011
Average price to book	1.17X	1.23X
Median price to earnings	12.1X	13.8X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 205.6% at May 31, 2012 and by 48.4% at May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 6. Borrowings

Other short-term borrowings

	June 30, 2012	December 31, 2011
Securities sold under repurchase agreements (1)	$299,675	$292,616
Federal funds purchased	349,000	318,000
Swap collateral	0	2,690

Total short-term borrowings	$648,675	$613,306

(1)	Securities sold under agreement to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

NOTE 7. Earnings per Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month and six-month periods ended June 30, 2012 and 2011.

Basic earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$37,793	$11,055	$61,266	$20,816
Weighted average common shares outstanding	187,616	129,761	179,471	129,744
Basic earnings per common share	$0.20	$0.09	$0.34	$0.16

Diluted earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$37,793	$11,055	$61,266	$20,816
Weighted average common shares outstanding	187,616	129,761	179,471	129,744
Dilutive potential common shares	685	71	685	82

Total diluted average common shares outstanding	$188,301	$129,832	$180,156	$129,826

Diluted earnings per common share	$0.20	$0.09	$0.34	$0.16

For the three months ended June 30, 2012 and 2011, average options to purchase 2,075 and 2,373 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the six months ended June 30, 2012 and 2011, average options to purchase 2,173 and 2,157 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$1,201	$1,248	$34	$31	$272	$194
Interest cost	1,776	1,694	75	71	201	185
Expected return on plan assets	(2,349)	(2,563)	0	0	0	0
Amortization of prior service cost	6	6	28	29	28	16
Amortization of transition obligation	0	0	0	0	28	28
Amortization of net actuarial (gain) or loss	804	1,020	54	36	16	0
Curtailment	0	0	0	0	0	0
Special termination benefits	0	0	0	0	0	0

Net periodic postretirement benefit cost	$1,438	$1,405	$191	$167	$545	$423

	Six Months Ended June 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$2,402	$2,496	$68	$62	$544	$388
Interest cost	3,552	3,388	149	142	402	370
Expected return on plan assets	(4,698)	(5,126)	0	0	0	0
Amortization of prior service cost	13	12	55	58	56	32
Amortization of transition obligation	0	0	0	0	57	56
Amortization of net actuarial (gain) or loss	1,608	2,040	109	72	31	0
Curtailment	0	0	0	0	0	0
Special termination benefits	0	0	0	0	0	0

Net periodic postretirement benefit cost	$2,877	$2,810	$381	$334	$1,090	$846

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute $282 to its pension plans and $615 to its other postretirement benefit plan in 2012. As of June 30, 2012, $141 of contributions had been made to its pension plans, and $308 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $141 to fund its pension plans in 2012, for a total of $282, and an additional $307 to it other postretirement benefit plan, for a total of $615.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Derivatives may expose Susquehanna to market, credit or liquidity risks in excess of the amounts recorded on the consolidated balance sheets. Market risk of a derivative is the exposure created by potential fluctuations in interest rates and other factors and is a function of the type of derivative, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

All freestanding derivatives are recorded on the balance sheet at fair value.

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate long-term debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of June 30, 2012, Susquehanna had fourteen interest rate swaps with an aggregate notional amount of $1,158,615 that were designated as cash flow hedges of interest-rate risk.

Susquehanna applies hedge accounting to certain interest rate derivatives entered into for risk management purposes. However, Susquehanna does not seek to apply hedge accounting to all of the derivatives involved in Susquehanna’s risk management activities, such as the interest rate derivatives entered into to offset the derivatives offered to qualifying borrowers. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. The effective portion of changes in the fair value of derivatives designated in a hedge relationship and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $17,492 will be reclassified to net income as an increase to interest expense.

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

At June 30, 2012, Susquehanna had 93 derivative transactions related to this program with an aggregate notional amount of $674,814. For the three-month and six month periods ended June 30, 2012, Susquehanna recognized a net loss of $124, and $138, respectively, related to changes in fair value of the derivatives in this program.

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

At June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $55,342. At June 30, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $67,550. If Susquehanna had breached any of the above provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,580	Other liabilities	$53,755
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,092	Other liabilities	21,674

Total derivatives		$26,672		$75,429

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Fair Values of Derivative Instruments December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,693	Other liabilities	$52,028
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,770	Other liabilities	21,133

Total derivatives		$26,463		$73,161

The Effect of Derivative Instruments on Earnings

Three Months Ended June 30, 2012

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(4,178)	Interest expense	$(4,369)	Other expense	$0

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(118)
	Other expense	(6)

Three Months Ended June 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(8,610)	Interest expense	$(6,149)	Other expense	$321

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(374)
	Other expense	(121)

Six Months Ended June 30, 2012

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(2,480)	Interest expense	$(8,649)	Other expense	$0

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(101)
	Other expense	(37)

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

NOTE 10. Securitizations and Variable Interest Entities (“VIEs”)

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are VIEs, and Susquehanna is the primary beneficiary of the VIEs. The VIEs were consolidated, and upon consolidation, Susquehanna removed retained interests of $23,705 and recorded interest-bearing deposits of $7,537, aggregate loans balances of $248,333, and long term-debt of $239,936 on January 1, 2010. In addition, on January 1, 2010, Susquehanna recognized a cumulative-effect adjustment that reduced retained earnings by $5,805 and an adjustment that reduced accumulated other comprehensive income by $6,922. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna for failure of debtors to pay when due.

2006 Transaction

In September 2006, Susquehanna securitized $349,403 of fixed-rate home mortgage loans and variable-rate line of credit loans. Susquehanna retained the right to service the loans.

Approximately 70.5% of the variable-rate loans that were securitized included a feature that permits the borrower to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to transfer the excess converted loans from the portfolio. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the transfer of converted loans of the VIE would be remote.

2005 Transaction

In December 2005, Susquehanna securitized $239,766 of home equity line of credit loans. Susquehanna retained the right to service the loans.

Approximately 35.4% of the loans that were securitized included a feature that permits the borrower to convert all or a portion of the loan from a variable interest rate to a fixed interest rate. If the total principal balance of the converted loans is greater than 10% of the total outstanding balance of the portfolio, Susquehanna is required to transfer the excess converted loans from the portfolio. Based upon Susquehanna’s experience with this product, Susquehanna has concluded that the event requiring the transfer of converted loans of the VIE would be remote.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

					For the Six Months Ended June 30,
	As of June 30,				Net Credit Losses (Recoveries)
	Principal Balance		Risk Assets (1)
	2012	2011	2012	2011	2012	2011
Loans and leases held in portfolio	$12,409,181	$9,431,453	$170,859	$236,954	$32,472	$65,542
Home equity loans held by VIEs	176,731	204,734	3,036	4,329	355	207
Leases serviced for others	0	48	0	10	(2)	1

Total loans and leases serviced	$12,585,912	$9,636,235	$173,895	$241,293	$32,825	$65,750

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Additional draws conveyed	$6,788	$7,294	$12,801	$15,102
Servicing fees received	204	228	414	459
Other cash flows received	1,048	842	2,311	2,482

NOTE 11. Fair Value Disclosures

The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements regarding fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability.

Susquehanna uses fair value measurements for the initial recording of certain assets and liabilities and periodic subsequent measurement of certain assets and liabilities on a recurring or non-recurring basis.

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The accounting guidance requires the measurement of fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the Susquehanna’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Valuation Processes and Controls over Fair Value Measurement

As part of Susquehanna’s overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable.

Valuation Methodologies and Inputs

The following is a description of Susquehanna’s valuation methodologies and more significant inputs for assets and liabilities measured at fair value. These methods may produce a fair value measurement that may not be indicative of future fair values. Furthermore, while Susquehanna believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Susquehanna uses a third-party pricing service and third-party financial advisory firms in determining the fair value of its securities. Certain fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. For certain other fair value measurements market observable data is not available, which occurs due to the lack of an active market for a given security, the valuation of the security involves assistance of a third-party financial advisory firm and substantial judgment by management.

Specific valuation methodologies and inputs used in determining the fair value of each significant class of assets and liabilities follows:

Cash and due from banks and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Investment securities

U.S. Government agencies: These are debt securities issued by U.S. government-sponsored entities (“GSE”). These securities are valued using market-based pricing matrices that are based on observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. The investor base is broad, resulting in moderate trading volumes and are classified as Level 2 in the fair value hierarchy. These valuations are sensitive to interest rates. As interest rates increase (decrease), the fair value of the securities will generally decrease (increase).

Obligations of states and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including the structure of the bond, including call terms, cross-collateralization features, and tax-exempt features, together with MSRB reported trades, issuer spreads, material event notices and benchmark yield curves, The investor base for most issues of municipal securities is fairly broad, resulting in moderate trading volumes and are classified as Level 2 in the fair value hierarchy. These valuations are sensitive to trends in the broader municipal securities market, which includes credit risk. As market concerns associated with credit risk increase (decrease), the fair value of the securities will generally decrease (increase).

Agency residential mortgage-backed securities: These securities are valued using market-based pricing matrices that are based on observable inputs, including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE collateralized mortgage obligations (“CMOs”) are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above. Because agency residential mortgage-backed securities are generally liquid and are valued using observable pricing in the market, they generally are classified as Level 2. As interest rates increase (decrease), the fair value of the securities will generally decrease (increase).

Non-agency mortgage-backed securities: Refer to the description in “Note 3-Investment Securities”

Commercial mortgage-backed securities: Commercial mortgage-backed securities are valued primarily based on the median prices from multiple pricing services. Some of the important valuation assumptions used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, weighted average life, and interest rates, coupled with the observed spread levels on trades of similar securities. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified as Level 2.

These valuations are sensitive to market changes, specifically changes in interest rates and credit spreads. As interest rates increase (decrease) and/or credit spreads widens (tightens), fair values will typically decrease (increase).

Other structured financial products: The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate. In addition, refer to the description in “Note 3-Investment Securities”

Other debt securities: These securities consist primarily of government and corporate bonds. These securities are valued using market-based pricing matrices that are based on observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. The investor base is broad, resulting in moderate trading volumes and are classified as Level 2 in the fair value hierarchy. These valuations are sensitive to interest rates. As interest rates increase (decrease), the fair value of the securities will generally decrease (increase).

Other equity securities; These securities include liquid, exchange-traded equity securities as well as thinly-traded bank stocks and trust preferred securities. The exchange-traded equities are classified in Level 1 because they are valued using quoted market prices. The thinly traded and trust preferred securities are classified in Level 2 or 3 based on the significance of market observable inputs to the overall measurement.

Restricted investments in bank stocks

Restricted investments in bank stocks consists of FRB stock, FHLB stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The issuers generally pay dividends and redeem the stocks at par.

Loans and leases

The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality, which are indicative of orderly transactions in the current market. For commercial loans and leases, internal risk grades are used to adjust discount rates for risk migration and expected losses. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using benchmark-based rates. The carrying amounts of accrued interest receivable approximate fair values.

Deposits

The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date; recognition of the inherent funding value of these instruments is not permitted. The carrying value of variable-rate time deposits approximates fair value. The fair value of fixed-rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity, using the U.S. Treasury yield curve.

Short-term borrowings

For those short-term instruments, the carrying amount approximates fair value.

FHLB borrowings and long-term debt

Fair values were based upon quoted rates of similar instruments issued by banking institutions with similar credit ratings. The carrying amounts of accrued interest receivable approximate fair values.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of commitments to originate mortgage loans to be held for sale and their corresponding forward-sales agreements are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The valuation of fixed-rate loan commitments also considers the difference between current levels of interest rates and the committed rates. These respective fair value measurements would be categorized within Level 3 of the fair value hierarchy.

For additional information regarding derivatives, refer to “Note 9 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2012 and December 31, 2011, on the consolidated balance sheets and by levels within the valuation hierarchy.

	Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$145,826	$0	$145,826	$0
Obligations of states and political subdivisions	399,346		399,346
Agency residential mortgage-backed securities	2,011,056		2,011,056
Non-agency residential mortgage-backed securities	35,177		30,889	4,288
Commercial mortgage-backed securities	51,502		51,502
Other structured financial products	8,462		0	8,462
Other debt securities	44,872		44,872
Other equity securities	22,945	130	19,656	3,159
Derivatives: (1)
Designated as hedging instruments	1,580		1,580
Not designated as hedging instruments	25,092		25,092

Total	$2,745,858	$130	$2,729,819	$15,909

Liabilities
Derivatives: (2)
Designated as hedging instruments	$53,755	$0	$53,755	$0
Not designated as hedging instruments	21,674		21,674

Total	$75,429	$0	$75,429	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three months ended June 30, 2012 and 2011, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Total
Balance at April 1, 2012	$3,190	$8,021	$20,137	$31,348
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	0	0	3,092	3,092
Included in other comprehensive income (before taxes)	(31)	441	(159)	251
Sales	0	0	(18,782)	(18,782)

Balance at June 30, 2012	$3,159	$8,462	$4,288	$15,909

Balance at April 1, 2011	$3,399	$13,992	$0	$17,391
Total gains or losses (realized/unrealized):
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	0	141	0	141

Balance at June 30, 2011	$3,399	$14,133	$0	$17,532

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Susquehanna’s policy is to recognize transfers in and transfers out of Levels 1, 2, and 3 as of the end of a reporting period. During the three months ended June 30, 2012 and 2011, Susquehanna did not transfer any securities between levels in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired collateral dependent loans and other loans where the carrying value is based on the fair value of the underlying collateral less selling costs, such as residential mortgage loans charged off in accordance with regulatory guidance, are measured at fair value on a nonrecurring basis. The fair value of the underlying collateral is incorporated into the estimate of the impairment of a loan. Most of Susquehanna’s impaired collateral dependent loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by third-party, licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. When the value of the real estate, less estimated selling costs, is less than the principal balance of the loan, a specific reserve is established. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

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

The following tables present assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, on the consolidated balance sheets and by the valuation hierarchy.

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,611	$0	$0	$71,611
Foreclosed assets	31,302	0	0	31,302

	$102,914	$0	$0	$102,914

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,062	$0	$0	$71,062
Foreclosed assets	41,050	0	0	41,050

	$112,112	$0	$0	$112,112

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table details the quantitative information about Level 3 fair value measurements:

Asset	Fair Value at June 30, 2012 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Non-agency residential mortgage-backed	$4,288	Discounted cash flow	Conditional repayment rate	6.7%
securities (1)			Loss severity	52.6%
			Conditional default rate	10.5%
Other structured financial products	8,462	Discounted cash flow	Credit default rates, call options and	Varies by individual
			deferrals, waterfall structure, and	security, refer
			covenants.	to Note 3
Other equity securities	3,159	Discounted cash flow	Timing of cash flows from dividends	0.3x - 1.6x (1.0x)
			and terminal value
Impaired loans	71,611	Discounted cash flow	Timing of cash flows based upon	3.8% - 5.2% (4.2%)
			current discount rates and terminal
			value
Foreclosed assets	31,302	Discounted cash flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (29.4%)

(1)	Consists of single security

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments:

The methods and assumptions used to estimate the fair value of each class of financial instruments are described above.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$412,282	$412,282	$276,384	$276,384
Short-term investments	104,374	104,374	121,686	121,686
Investment securities	2,719,186	2,719,186	2,295,034	2,295,034
Restricted investment in bank stocks	146,933	146,933	128,073	128,073
Loans and leases	12,585,912	12,649,514	10,259,830	10,344,966
Derivatives	26,672	26,672	26,463	26,463
Financial liabilities:
Deposits	12,690,524	12,249,942	10,290,472	9,953,598
Short-term borrowings	648,675	648,675	613,306	613,306
FHLB borrowings	1,015,724	1,006,639	971,020	967,163
Long-term debt	678,282	658,548	656,726	622,167
Derivatives	75,429	75,429	73,161	73,161

Financial instruments which are predominantly Level 1 instruments consist of Cash and due from banks. Level 2 instruments consist primarily of Short-term investments, investment securities, restricted investment in bank stocks, deposits, short-term borrowings, FHLB borrowings, long-term debt, and derivatives. Loans and leases are the predominant member of the Level 3 hierarchy.

NOTE 12. Income Taxes

For the year ended December 31, 2011, Susquehanna’s provision for income taxes during interim reporting periods was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. Susquehanna had determined that since small changes in estimated “ordinary” income resulted in significant changes to the estimated annual effective income tax rate, the estimated annual effective tax rate method would not provide a reliable estimate of its interim income taxes and therefore computed its interim income taxes using the effective income tax rate for each discrete interim period.

For the three and six months ended June 30, 2012, Susquehanna determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, Susquehanna has calculated its interim income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items).

Our effective tax rate for the three and six months ended June 30, 2012 was 31.3% and 31.4%, respectively. The estimated annual effective rate for the three and six months ended June 30, 2012 was impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; the expected values of assets and liabilities acquired in connection with the Tower merger; the improvement in the credit quality of our loan portfolio; our ability to maintain market share and monitor and manage our portfolios; our ability to evaluate loan guarantors; our ability to offset loan prepayment penalties through decreased interest expense on FHLB borrowings; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2012 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse international, national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation (“FDIC”) premiums; and,

•	our success in managing the risks involved in the foregoing.

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

Availability of Information

Our web-site address is www.susquehanna.net. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this report as an inactive textual reference only. Information contained on our website is not incorporated into and does not constitute part of this report.

Executive Overview

Susquehanna’s management continues to monitor the effect of the downturn in the local, national, and global economy on our customers and our financial performance, as well as potential new regulations which would affect financial institutions and the national economy in general. While the economy remained sluggish in 2011, we have seen some improvement in 2012, but still view the current operating environment to be challenging.

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

With these factors in mind, our 2012 financial goals are as follows:

	Updated Target	Original Target
Net interest margin (FTE)	3.96%	3.75%
Loan growth	25.0%	25.0%
Deposit growth	26.0%	27.0%
Noninterest income growth	-14.0%	-11.0%
Noninterest expense growth	0.0%	-5.0%
Effective tax rate	31.0%	29.0%

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

Results of Operations

Summary of Second Quarter 2012 Compared to Second Quarter 2011, and Six Months ended June 30, 2012 Compared to Six Months ended June 30, 2011

Net income available to common shareholders for the second quarter of 2012 was $37.8 million, an increase of $26.7 million when compared to net income available to common shareholders of $11.1 million for the second quarter of 2011. Net interest income increased 43.9%, to $152.7 million for the second quarter of 2012, from $106.1 million for the second quarter of 2011. The provision for loan and lease losses decreased 42.9% to $16.0 million for the second quarter of 2012, from $28.0 million for the second quarter of 2011. Noninterest income increased 7.4%, to $39.8 million for the second quarter of 2012, from $37.1 million for the second quarter of 2011. Noninterest expenses increased 20.1%, to $121.5 million for the second quarter of 2012, from $101.2 million for the second quarter of 2011. Excluding merger-related expenses, non-interest expense increased $18.0 million, or 17.9%, for the second quarter of 2012, over the same period in 2011.

Net income available to common shareholders for the first six months of 2012 was $61.3 million, an increase of $40.5 million when compared to net income available to common shareholders of $20.8 million for the first six months of 2011. Net interest income increased 35.9%, to $286.8 million for the first six months of 2012, from $211.1 million for the first six months of 2011. The provision for loan and lease losses decreased 44.4% to $35.0 million for the first six months of 2012, from $63.0 million for the first six months of 2011. Noninterest income increased 6.4%, to $79.3 million for the first six months of 2012, from $74.5 million for the first six months of 2011. Noninterest expenses increased 22.7%, to $241.8 million for the first six months of 2012, from $197.0 million for the first six months of 2011. Excluding merger-related expenses, non-interest expense increased $31.4 million, or 16.1%, for the first six months of 2012, over the same period in 2011.

Additional information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted Earnings per Common Share	$0.20	$0.09	$0.34	$0.16
Return on Average Assets	0.85%	0.32%	0.72%	0.30%
Return on Average Equity	5.99%	2.22%	5.04%	2.11%
Return on Average Tangible Equity (1)	13.23%	5.24%	10.77%	5.05%
Efficiency Ratio	60.21%	68.26%	60.77%	66.77%
Net Interest Margin	4.10%	3.62%	4.03%	3.62%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Return on average equity (GAAP basis)	5.99%	2.22%	5.04%	2.11%
Effect of excluding average intangible assets and related amortization	7.24%	3.02%	5.73%	2.94%
Return on average tangible equity	13.23%	5.24%	10.77%	5.05%

Table 1 - Distribution of Assets, Liabilities and Shareholders’ Equity (1)

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended June 30, 2012			For the Three Month Period Ended June 30, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$100,861	$35	0.14	$78,447	$23	0.12
Investment securities:
Taxable	2,329,950	14,054	2.43	2,064,971	16,022	3.11
Tax-advantaged	374,282	5,571	5.99	408,130	6,206	6.10

Total investment securities	2,704,232	19,625	2.92	2,473,101	22,228	3.61

Loans and leases, (net):
Taxable	12,148,763	162,812	5.39	9,315,101	124,424	5.36
Tax-advantaged	378,950	5,134	5.45	305,219	4,270	5.61

Total loans and leases	12,527,713	167,946	5.39	9,620,320	128,694	5.37

Total interest-earning assets	15,332,806	187,606	4.92	12,171,868	150,945	4.97

Allowance for loan and lease losses	(190,095)			(200,983)
Other noninterest-earning assets	2,656,967			2,064,823

Total assets	$17,799,678			$14,035,708

Liabilities
Deposits:
Interest-bearing demand	$5,479,962	$5,292	0.39	$3,652,558	$5,324	0.58
Savings	1,004,829	332	0.13	806,682	300	0.15
Time	4,064,876	11,406	1.13	3,500,813	14,109	1.62
Short-term borrowings	726,309	2,179	1.21	667,856	1,837	1.10
FHLB borrowings	1,082,293	3,459	1.29	1,115,754	10,829	3.89
Long-term debt	686,492	8,522	4.99	690,573	8,793	5.11

Total interest-bearing liabilities	13,044,761	31,190	0.96	10,434,236	41,192	1.58

Demand deposits	1,921,629			1,381,708
Other liabilities	296,038			219,369

Total liabilities	15,262,428			12,035,313
Equity	2,537,250			2,000,395

Total liabilities & shareholders’ equity	$17,799,678			$14,035,708

Net interest income / yield on average earning assets		$156,416	4.10		$109,753	3.62

	For the Six Month Period Ended June 30, 2012			For the Six Month Period Ended June 30, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$103,722	$65	0.13	$78,896	$52	0.13
Investment securities:
Taxable	2,248,264	27,844	2.49	2,072,186	32,724	3.18
Tax-advantaged	377,556	11,358	6.05	403,239	12,285	6.14

Total investment securities	2,625,820	39,202	3.00	2,475,425	45,009	3.67

Loans and leases, (net):
Taxable	11,606,955	308,032	5.34	9,303,458	248,532	5.39
Tax-advantaged	362,697	9,957	5.52	298,851	8,409	5.67

Total loans and leases	11,969,652	317,989	5.34	9,602,309	256,941	5.40

Total interest-earning assets	14,699,194	357,256	4.89	12,156,630	302,002	5.01

Allowance for loan and lease losses	(190,700)			(196,125)
Other noninterest-earning assets	2,528,732			2,040,417

Total assets	$17,037,226			$14,000,922

Liabilities
Deposits:
Interest-bearing demand	$5,235,126	$11,009	0.42	$3,669,649	$10,843	0.60
Savings	967,164	661	0.14	793,655	593	0.15
Time	3,905,863	23,433	1.21	3,468,520	29,290	1.70
Short-term borrowings	684,218	4,301	1.26	707,588	3,734	1.06
FHLB borrowings	1,033,794	6,417	1.25	1,108,100	21,221	3.86
Long-term debt	680,107	17,182	5.08	695,522	17,969	5.21

Total interest-bearing liabilities	12,506,272	63,003	1.01	10,443,034	83,650	1.62

Demand deposits	1,804,764			1,360,757
Other liabilities	283,402			205,107

Total liabilities	14,594,438			12,008,898
Equity	2,442,788			1,992,024

Total liabilities & shareholders’ equity	$17,037,226			$14,000,922

Net interest income / yield on average earning assets		$294,253	4.03		$218,352	3.62

(1) Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 1a - Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended June 30, 2012 versus June 30, 2011 Increase (Decrease) Due to Change in (1)			Six months ended June 30, 2012 versus June 30, 2011 Increase (Decrease) Due to Change in (1)
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest Income
Other short-term investments	$8	$4	$12	$16	$(3)	$13
Investment securities:
Taxable	1,871	(3,839)	(1,968)	2,638	(7,518)	(4,880)
Tax-advantaged	(520)	(115)	(635)	(748)	(179)	(927)

Total investment securities	1,351	(3,954)	(2,603)	1,890	(7,697)	(5,807)
Loans (net of unearned income):
Taxable	37,637	751	38,388	61,812	(2,312)	59,500
Tax-advantaged	992	(128)	864	1,779	(231)	1,548

Total loans	38,629	623	39,252	63,591	(2,543)	61,048

Total interest-earning assets	$39,988	$(3,327)	$36,661	$65,497	$(10,243)	$55,254

Interest Expense
Deposits:
Interest-bearing demand	$2,117	$(2,149)	$(32)	$3,850	$(3,684)	$166
Savings	68	(36)	32	123	(55)	68
Time	2,019	(4,722)	(2,703)	3,395	(9,252)	(5,857)
Short-term borrowings	165	177	342	(125)	692	567
FHLB borrowings	(316)	(7,054)	(7,370)	(1,335)	(13,469)	(14,804)
Long-term debt	(57)	(214)	(271)	(371)	(416)	(787)

Total interest-bearing liabilities	3,996	(13,998)	(10,002)	5,537	(26,184)	(20,647)

Net Interest Income	$35,992	$10,671	$46,663	$59,960	$15,941	$75,901

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased 43.9% to $152.7 million for the second quarter of 2012, as compared to $106.1 million for the same period in 2011. Net interest income as a percentage of net interest income plus noninterest income was 79.3% and 74.1%, respectively, for each of the quarters ended June 30, 2012 and June 30, 2011. For the six month period ended June 30, 2012, net interest income increased $75.7 million, or 35.9%, to $286.8 million, compared to $211.1 million recorded in the same period of 2011. Net interest income as a percentage of net interest income plus noninterest income was 78.3% and 73.9%, respectively, for the six month periods ended June 30, 2012 and 2011.

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

The increase of $46.6 million in our taxable equivalent net interest income for the second quarter of 2012, as compared to the second quarter of 2011, was primarily the result of an $3.2 billion increase in second quarter average interest- earning assets versus the prior year having a greater impact than the $2.6 billion increase in average interest bearing liabilities, and a 48 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 62 basis points while the yield earned on average interest-earning assets declined by only 5 basis points.

The increase of $75.7 million in our taxable equivalent net interest income for the first six months of 2012, as compared to the first six months of 2011, was primarily the result of an $2.5 billion increase in first six months average interest- earning assets versus the prior year having a greater impact than the $2.1 billion increase in average interest bearing liabilities, and a 41 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 61 basis points while the yield earned on average interest-earning assets declined by only 12 basis points.

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

As was the case throughout 2011, we experienced a challenging operating environment for the first six months of 2012. However, we continue to see signs of stabilization, which we believe is reflected in the improvement in the credit quality of our loan portfolio. Net charge-offs for the second quarter of 2012 decreased to $20.1 million, or 0.65% of average loans and leases, when compared to net charge-offs for the second quarter of 2011 of $31.9 million, or 1.33% of average loans and leases. Net charge-offs for the six months ended June 30, 2012 decreased to $32.5 million, or 0.55% of average loans and leases, when compared to net charge-offs for the six months ended June 30, 2011 of $65.5 million, or 1.38% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the first quarter of 2012 were $12.4 million, net charge-offs for the fourth quarter of 2011, were $24.9 million, and net-charge-offs for the third quarter of 2011 were $23.3 million. Nonaccrual loans and troubled debt restructurings also declined during this period. As a result, we decreased the provision for loan and lease losses from $63.0 million for the first six months of 2011 to $35.0 million for the first six months of 2012.

The allowance for loan and lease losses was 1.51% of period-end loans and leases, or $190.6 million, at June 30, 2012; 1.80% of period-end loans and leases, or $188.1 million, at December 31, 2011; and 1.96% of period-end loans and leases, or $189.3 million, at June 30, 2011.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at June 30, 2012. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2012.

Table 2 - Provision and Allowance for Loan and Lease Losses

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
		(Dollars in thousands)
Balance - beginning of period	$194,730	$193,233	$188,100	$191,834
Additions	16,000	28,000	35,000	63,000
Charge-offs:
Commercial, financial, and agricultural	(9,677)	(10,048)	(13,569)	(14,941)
Real estate - construction	(5,928)	(8,978)	(9,515)	(19,962)
Real estate secured - residential	(3,477)	(5,648)	(7,442)	(10,128)
Real estate secured - commercial	(17,446)	(10,654)	(23,077)	(26,734)
Consumer	(426)	(386)	(1,725)	(2,692)
Leases	(1,085)	(1,397)	(1,991)	(3,140)

Total charge-offs	(38,039)	(37,111)	(57,319)	(77,597)

Recoveries:
Commercial, financial, and agricultural	2,532	910	4,316	2,103
Real estate - construction	941	2,626	1,698	5,456
Real estate secured - residential	925	606	1,237	1,283
Real estate secured - commercial	12,961	187	16,321	1,825
Consumer	373	319	744	546
Leases	205	522	531	842

Total recoveries	17,937	5,170	24,847	12,055

Net charge-offs	(20,102)	(31,941)	(32,472)	(65,542)

Balance - end of period	$190,628	$189,292	$190,628	$189,292

Average loans and leases outstanding	$12,527,713	$9,620,320	$11,969,652	$9,602,309
Period-end loans and leases	12,585,912	9,636,187	12,585,912	9,636,187
Net charge-offs as a percentage of average loans and leases (annualized)	0.65%	1.33%	0.55%	1.38%
Allowance as a percentage of period-end loans and leases	1.51%	1.96%	1.51%	1.96%

Noninterest Income

Second Quarter 2012 Compared to Second Quarter 2011

Noninterest income, as a percentage of net interest income plus noninterest income, was 20.7% for the second quarter of 2012 and 25.9% for the second quarter of 2011.

Noninterest income increased $2.8 million, or 7.4%, for the second quarter of 2012, as compared to the second quarter of 2011. This net increase was primarily the result of the following:

•	Increased service charges on deposit accounts of $0.5 million;

•	Increased income from fiduciary-related activities of $0.7 million;

•	Increased commissions on property and casualty insurance sales of $0.5 million;

•	Decreased other commissions and fees of $1.7 million;

•	Increased income from bank-owned life insurance of $0.5 million;

•	Increased net gain on sale of loans and leases of $2.0 million;

•	Increased net security gains of $0.9 million; and

•	Decreased other non-interest income of $1.1 million.

Service charges on deposit accounts. The 6.3% increase is primarily the result of the Abington and Tower transactions.

Income from fiduciary-related activities. The 37.0% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Commissions on property and casualty insurance sales. The 13.3% increase primarily is the result of increased volume at Addis, as well as higher premium rates from their carriers.

Other commissions and fees. The 26.4% decrease is primarily the result of $2.1 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Income from bank-owned life insurance. The 41.9% increase is primarily the result of the Abington and Tower transactions.

Net gain on sale of loans and leases. The 81.7% increase is the result of the increase in mortgages sold as well as higher margins achieved.

Other non-interest income. The 64.3% decrease primarily is the result of losses on sale of fixed assets and other real estate owned.

Six Months ended June 30, 2012 compared to Six Months ended June 30, 2011

Noninterest income, as a percentage of net interest income plus noninterest income, was 21.7% for the six-month period of 2012, and 26.1% for the six-month period of 2011.

Noninterest income increased $4.8 million, or 6.4%, for the six-month period of 2012, as compared to the six-month period of 2011. This net increase was primarily the result of the following:

•	Increased income from fiduciary-related activities of $1.5 million;

•	Increased commissions on property and casualty insurance sales of $1.5 million;

•	Decreased other commissions and fees of $3.1 million;

•	Increased net gain on sale of loans and leases of $1.7 million; and

•	Increased net security gains of $1.5 million.

Income from fiduciary-related activities. The 40.0% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Commissions on property and casualty insurance sales. The 20.6% increase primarily is the result of increased volume at Addis, as well as higher premium rates from their carriers.

Other commissions and fees. The 24.5% decrease is primarily the result of $4.1 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Net gain on sale of loans and leases. The 25.9% increase primarily is the result of the increase in mortgages sold, as well as higher margins achieved.

Noninterest Expenses

Second Quarter 2012 Compared to Second Quarter 2011

Noninterest expenses increased $20.3 million, or 20.1%, from $101.2 million for the second quarter of 2011, to $121.5 million for the second quarter of 2012. This net increase was primarily the result of:

•	Increased salaries and employee benefits of $11.1 million;

•	Increased occupancy of $2.9 million;

•	Increased furniture and equipment of $1.1 million;

•	Increased amortization of intangible assets of $1.3 million;

•	Increased merger related expense of $2.4 million; and,

•	Increased other noninterest expense of $3.0 million.

Salaries and employee benefits. The 20.8% increase is the result of the additional employees acquired through the Abington and Tower transactions, and with increased commission compensation, incentive bonus, and annual merit increases.

Occupancy. The increase of 32.3% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment. The 33.0% increase is the result of additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

Amortization of intangible assets. The 59.5% increase is the result of additional intangibles with finite lives acquired through the Abington and Tower transactions.

Other non-interest expenses. The 15.1% increase is the result of increased expenses relating to consulting, foreclosure, repossession and other real estate owned, telephone and data communications expenses and other operating expenses related to the Abington and Tower transactions.

Six Months ended June 30, 2012 Compared to Six Months ended June 30, 2011

Noninterest expenses increased $44.8 million, or 22.7%, from $197.0 million for the six-month period of 2011, to $241.8 million for the six-month period of 2012. This net increase was primarily the result of:

•	Increased salaries and employee benefits of $18.1 million;

•	Increased occupancy of $4.0 million;

•	Increased furniture and equipment of $1.6 million;

•	Increased FDIC insurance of $1.2 million;

•	Increased amortization of intangible assets of $1.6 million;

•	Decreased vehicle lease disposal of $1.5 million;

•	Increased merger related expense of $13.3 million; and,

•	Increased other noninterest expense of $5.6 million.

Salaries and employee benefits. The 17.3% increase is the result of the additional employees acquired through the Abington and Tower transactions, and with increased commission compensation, incentive bonus, and annual merit increases.

Occupancy. The increase of 21.7% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment. The 25.7% increase is the result of additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

FDIC insurance. The 13.2% increase is the result of acquiring $2.9 billion of deposits through the Abington and Tower transactions.

Amortization of intangible assets. The 37.7% increase is the result of additional intangibles with finite lives acquired through the Abington and Tower transactions.

Vehicle lease disposal. The decrease of 29.2% is primarily was the result of lower residual value expense and fewer cars being returned to Hann after maturity of the lease.

Other non-interest expenses. The 14.4% increase is the result of increased expenses relating to consulting, foreclosure, repossession and other real estate owned, telephone and data communications expenses, and other operating expenses related to the Abington and Tower transactions.

Income Taxes

Our provision for income taxes during interim reporting periods in 2011 was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. We used the discrete method, not the annual estimated annual effective tax rate method, because under the estimated annual effective tax rate method, small changes in estimated “ordinary” income could result in significant changes to the estimated annual effective tax rate and such method may not be able to provide a reliable estimate of our interim taxes.

For the reporting period ended March 31, 2012 and forward, we determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, we calculated our interim taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items). Our effective tax rate for the second quarter of 2012 was 31.3%. The estimated annual effective rate for the reporting period ended June 30, 2012 is impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of June 30, 2012 Compared to December 31, 2011

Total assets at June 30, 2012 were $18.0 billion, an increase of $3.1 billion from December 31, 2011. Total loans at June 30, 2012 were $12.6 billion, an increase of $2.1 billion from December 31, 2011. Total deposits increased $2.4 billion from December 31, 2011. Excluding the Tower transaction, total assets, loans, and deposits increased $0.7 billion, $0.2 billion, and $0.3 billion, respectively. Total equity capital was $2.5 billion at June 30, 2012, or $13.67 per share and $2.2 billion at December 31, 2011 or $13.96 per share.

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At June 30, 2012, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale increased 18.5%, or $424.2 million. Excluding the securities acquired in the Tower transaction, securities available for sale increased 12.5%, or $286.9 million. For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Total loans and leases increased 20.5%, or $2.1 billion, from December 31, 2011 to June 30, 2012. Excluding the loans acquired through the Tower transaction, loans and leases increased 1.6%, or $162.5 million. For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 3 - Risk Assets

	June 30 2012	December 31, 2011
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$16,076	$14,385
Real estate - construction	25,985	37,727
Real estate secured - residential	31,723	41,922
Real estate secured - commercial	52,296	61,497
Consumer	263	0
Leases	907	947

Total nonaccrual loans and leases	127,250	156,478
Foreclosed real estate	31,302	41,050

Total non-performing assets	$158,552	$197,528

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	1.26%	1.88%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	150%	120%
Loans contractually past due 90 days and still accruing	$11,203	$10,077
Troubled debt restructurings	66,777	72,852

One of the more significant fair value adjustments in our purchase accounting for the Tower transaction was to loans. As of February 17, 2012, certain of the loans acquired from Tower had evidence of credit deterioration since origination, and it was probable that we would not collect all contractually required principal and interest payments. The accounting guidance requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses.

The acquired credit-impaired loans were initially recognized at fair value, which incorporates the present value of amounts estimated to be collectible. Accordingly, such acquired credit-impaired loans are not classified as nonaccrual, even though they may be contractually past due, because we expect to fully collect the fair values of such loans (that is, the new cost basis arising out of our purchase accounting). Acquired credit-impaired loans are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due.

As a result of the application of the accounting guidance to Tower’s loan portfolios, certain credit-related ratios of the Company, including, for example, the growth rate in non-performing assets since December 31, 2011, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

Nonperforming assets decreased from $197.5 million at December 31, 2011, to $158.6 million at June 30, 2012. The net decrease was primarily the result of the effects of our efforts to work with our customers to increase the credit quality of our loan portfolio. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 1.88% at December 31, 2011 to 1.26% at June 30, 2012.

Troubled debt restructurings decreased $6.1 million, from $72.9 million at December 31, 2011 to $66.8 million at June 30, 2012.

Of the $312.0 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $221.8 million, or 71.1%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report. The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At June 30, 2012, real estate – construction loans comprised only 7.4% of our total loan and lease portfolio, but accounted for 20.4% of nonaccrual loans and leases and 16.6% of our allowance for loan and lease losses. In addition, for the three-month and six-month period ended June 30, 2012, this loan type accounted for 24.8%, and 24.1%, respectively, of total net charge-offs. As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4 - Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at June 30, 2012	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(Dollars is thousands)
1-4 Family:
Construction	$211,735	22.6%	0.0%	0.0%	6.5%	23.9%	4.1%	3.7%
Land development	194,134	20.7	0.0	0.1	0.3	14.0	0.7	3.8
Raw land	5,335	0.6	0.0	0.0	0.0	26.5	49.4	0.9

	411,204	43.9	0.0	0.0	3.5	19.2	3.6	3.7

All Other:
Construction:
Investor	181,738	19.4	0.0	0.0	0.2	11.1	0.9	2.3
Owner-occupied	108,117	11.5	0.0	0.0	1.2	5.1	0.0	3.2
Land development:
Investor	179,422	19.1	0.0	0.0	5.6	26.9	1.0	3.6
Owner-occupied	14,760	1.6	0.0	0.0	0.0	18.9	1.4	2.7
Raw land:
Investor	40,881	4.4	4.4	0.0	0.0	16.4	8.0	3.1
Owner-occupied	874	0.1	0.0	0.0	0.0	7.9	0.0	0.5

	525,792	56.1	0.3	0.0	2.2	15.9	1.4	3.0

Total	$936,996	100.0	0.2	0.0	2.8	17.4	2.4	3.3

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last six months divided by the category loan balance at June 30, 2012 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at June 30, 2012.

Table 5 - Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at June 30, 2012	Geographical Location by%
Category		Maryland	New Jersey	Pennsylvania	Other
		(Dollars in thousands)
1-4 Family:
Construction	$211,735	38.0%	2.1%	57.4%	2.5%
Land development	194,134	39.8	4.1	38.7	17.4
Raw land	5,335	0.2	3.5	96.3	0.0

	411,204	38.4	3.1	49.1	9.5

All Other:
Construction:
Investor	181,738	31.7	7.8	57.0	3.6
Owner-occupied	108,117	24.9	22.2	52.2	0.7
Land development:
Investor	179,422	18.1	3.2	64.8	13.9
Owner-occupied	14,760	37.1	0.0	62.9	0.0
Raw land:
Investor	40,881	23.8	0.9	68.6	6.7
Owner-occupied	874	44.5	0.0	55.5	0.0

	525,792	25.2	8.4	59.7	6.6

Total	$936,996	31.0	6.1	55.1	7.9

Table 6 - Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at June 30, 2012	Global Debt Coverage Ratio Less than 1.1 Times(1)	Average Loan to Value (current)
		(Dollars in thousands)
1-4 Family:
Construction	$211,735	19.4%	79.2%
Land development	194,134	7.9	70.7
Raw land	5,335	64.1	60.1

	411,204	14.2	76.1

All Other:
Construction:
Investor	181,738	15.5	65.4
Owner-occupied	108,117	2.0	50.9
Land development:
Investor	179,422	23.4	78.5
Owner-occupied	14,760	29.1	102.4
Raw land:
Investor	40,881	19.6	81.5
Owner-occupied	874	0.0	85.7

	525,792	16.5	74.0

	$936,996	15.4	75.1

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

Although our impairment and charge-off analyses take into consideration the guarantor’s demonstrated ability and willingness to service the debt, we do not carry any impaired loans at values in excess of the current (less than one year old) appraisal due to the loan having a guarantor. Our evaluation of guarantors includes examining their financial wherewithal and their reputation and willingness to work with their lenders. Since the beginning of the global economic slowdown in 2007, we have consistently assessed the probability for completion of a project by determining the guarantor’s liquidity and the cash flow generated by the project based upon current absorption.

Charge-offs are taken in the quarter that we determine that the loan is impaired and there is a probable incurred loss. We exercise our rights under the full extent of the law to pursue all assets of the borrower and guarantors.

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

Goodwill

The Tower transaction created $251.2 million of additional goodwill. For additional information about goodwill, refer to “Note 2. Acquisitions” and “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

Total deposits increased 23.3%, or $2.4 billion, from December 31, 2011 to June 30, 2012. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 23.6%, 22.2%, and 15.9%, respectively. Excluding the $2.0 billion of deposits acquired through the Tower transaction, deposits increased 3.6%, or $368.6 million. Core deposits of demand, interest-bearing demand, and savings increased 0.3%, 2.5%, and 3.7%, respectively.

Time deposits less than $0.1 million increased 13.2%, or $284.6 million, from December 31, 2011 to June 30, 2012. Excluding the $421.0 million acquired through the Tower transaction, this category declined 6.3%, or $136.3 million. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 49.6%, or $622.1 million, from December 31, 2011 to June 30, 2012. Excluding the $267.3 million acquired through the Tower transaction, this category increased $354.8 million, or 28.3% due to the interest rate environment.

Debt

On July 24, 2012, we filed with the Securities and Exchange Commission a Current Report on Form 8-K (the “Form 8-K”) to report that (i) a redesignation event occurred under the Replacement Capital Covenant (the “Replacement Capital Covenant”) we entered into on December 12, 2007 for the benefit of holders of Covered Debt (as defined in the Form 8-K), and, as a result, our $75,000,000 aggregate principal amount of 4.75% Fixed Rate / Floating Rate Subordinated Note due 2014 ceased to be the Covered Debt as of May 1, 2012, and our $50,000,000 aggregate principal amount of 11% Junior Subordinated Deferrable Interest Debentures due 2040 became the Covered Debt as of May 1, 2012; and (ii) an amendment to the Replacement Capital Covenant was entered into on July 18, 2012, to amend and clarify the various series of our outstanding debt securities that may become eligible to receive the benefit of the Replacement Capital Covenant and the conditions precedent for the termination of the Replacement Capital Covenant.

Shareholders’ Equity

On February 17, 2012, Susquehanna completed its acquisition of Tower, issuing 30.8 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Tower acquisition increased total shareholders’ equity by $302.1 million.

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

In June of 2012, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published three Notices of Proposed Rulemaking (“NPR”) to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Wall Street Reform Act and the Consumer Protection Act. If the three NPRs become finalized substantially in their current form as expected, there will be changes to the calculation of risk weighted assets as well as limitations on what is permissible to include as Tier I Capital. We expect the final rules to be promulgated before January 1, 2013, and we expect them to have implementation periods at various points over the next several years. In addition to preparing for the impact of these rules, we are continuing to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization and we are conducting a thorough review and analysis of our options for redeeming certain trust preferred and other capital securities.

Our capital ratios are as follows:

	At June 30, 2012	Well-capitalized Threshold	Preliminary Minimum Basel III Requirements
Tangible Common Ratio (1)	7.64%	N/A	N/A
Tier 1 Common Ratio	9.97%	N/A	7.0%
Leverage Ratio	9.95%	5.0%	4.0%
Tier 1 Capital Ratio	12.63%	6.0%	8.5%
Total Risk-based Capital Ratio	14.38%	10.0%	10.5%

(1)	Includes deferred tax liability of $49.4 million associated with intangibles.

Recently Adopted or Issued Accounting Guidance

For information about the impact that recently adopted or issued accounting guidance will have on our financial statements, refer to “Note 1. Accounting Policies” to the financial statements appearing in Part I, Item 1, of this report.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At June 30, 2012, our bank subsidiary had approximately $1.6 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $2.5 billion more would have been available provided that additional collateral had been pledged. Furthermore, at June 30, 2012, we had unused federal funds lines of $1.2 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At June 30, 2012, we had unused collateralized availability of $1.0 billion.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $31.2 million at June 30, 2012 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At June 30, 2012, our asset/liability position was asset sensitive.

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

For additional information about our derivative financial instruments, refer to “Note 9. Derivative Financial Instruments” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Description of discretionary cash awards, and awards of restricted stock units under Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, to Susquehanna’s named executive officers on June 19, 2012, is incorporated by reference to information provided under Item 5.02 in Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.2	Form of Restricted Stock Unit Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.3	Susquehanna’s amended and restated Short Term Incentive Plan, effective January 1, 2012, is filed herewith as Exhibit 10.3.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

The Exhibits furnished** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

†

Upon request by the SEC, the registrant agrees to furnish to the SEC a copy of any instrument with respect to unregistered long-term debt of the registrant in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K promulgated under the Exchange Act.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	These interactive data files are being filed as part of this Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

August 3, 2012	/s/ WILLIAM J. REUTER
William J. Reuter
Chairman and Chief Executive Officer

August 3, 2012	/s/ DREW K. HOSTETTER
Drew K. Hostetter
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Description of discretionary cash awards, and awards of restricted stock units under Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, to Susquehanna’s named executive officers on June 19, 2012, is incorporated by reference to Susquehanna’s Current Report on Form 8-K, filed June 22,2012.*

10.2	Form of Restricted Stock Unit Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.3	Susquehanna’s amended and restated Short Term Incentive Plan, effective January 1, 2012, is filed herewith as Exhibit 10.3.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

The Exhibits furnished** as part of this report are as follows:

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**