Form 10-Q
period 2012-09-30
SUSQUEHANNA BANCSHARES INC
filed 2012-11-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from___________ to____________

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

As of October 31, 2012, there were 186,462,380 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Cash and due from banks	$380,100	$276,384
Unrestricted short-term investments	24,826	55,761

Cash and cash equivalents	404,926	332,145
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	3,679	5,015
Restricted short-term investments	76,103	60,910
Securities available for sale	2,763,477	2,295,034
Restricted investment in bank stocks	144,927	128,073
Loans and leases, net of deferred costs and fees	12,503,737	10,257,161
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	171,870	190,769
Less: Allowance for loan and lease losses	186,897	188,100

Net loans and leases	12,488,710	10,259,830

Premises and equipment, net	190,793	168,382
Other real estate and foreclosed assets	33,735	41,716
Accrued interest receivable	44,681	36,820
Bank-owned life insurance	448,866	405,296
Goodwill	1,268,761	1,018,031
Intangible assets with finite lives	44,549	29,081
Deferred income tax assets	30,682	6,344
Other assets	162,841	188,112

Total Assets	$18,106,730	$14,974,789

Liabilities and Shareholders' Equity
Deposits:
Demand	$1,929,529	$1,569,811
Interest-bearing demand	5,717,663	4,439,488
Savings	1,024,943	868,709
Time	2,325,790	2,157,282
Time of $100 or more	1,727,454	1,255,182

Total deposits	12,725,379	10,290,472
Federal Home Loan Bank short-term borrowings	1,000,000	900,000
Other short-term borrowings	762,257	613,306
Federal Home Loan Bank long-term borrowings	110,884	71,020
Other long-term debt	349,984	176,030
Junior subordinated debentures	171,370	323,317
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna's general credit	118,399	157,379
Accrued interest, taxes, and expenses payable	72,060	50,670
Deferred income tax liabilities	0	25,827
Other liabilities	211,715	177,140

Total Liabilities	15,522,048	12,785,161

Shareholders' equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 186,676,252 at September 30, 2012, and 157,067,887 at December 31, 2011	373,352	314,136
Treasury stock, at cost. 210,872 at September 30, 2012, and 200,748 at December 31, 2011	(1,368)	(1,263)
Additional paid-in capital	1,645,692	1,397,152
Retained earnings	598,371	525,657
Accumulated other comprehensive loss, net of taxes of $17,461 and $25,863, respectively	(31,365)	(46,054)

Total Shareholders’ Equity	2,584,682	2,189,628

Total Liabilities and Shareholders’ Equity	$18,106,730	$14,974,789

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest Income:
Loans and leases, including deferred costs and fees	$163,979	$128,234	$478,483	$382,231
Securities:
Taxable	12,277	13,993	38,025	44,700
Tax-exempt	3,620	3,958	11,003	11,944
Dividends	1,157	994	3,252	3,012
Short-term investments	36	29	101	80

Total interest income	181,069	147,208	530,864	441,967

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,091	5,274	16,761	16,711
Time	12,085	13,595	35,518	42,884
Federal Home Loan Bank short-term borrowings	3,245	3,083	9,302	8,421
Other short-term borrowings	2,206	2,220	6,507	5,954
Federal Home Loan Bank long-term borrowings	308	7,884	668	23,767
Other long-term debt	8,992	8,313	26,174	26,281

Total interest expense	31,927	40,369	94,930	124,018

Net interest income	149,142	106,839	435,934	317,949
Provision for loan and lease losses	16,000	25,000	51,000	88,000

Net interest income, after provision for loan and lease losses	133,142	81,839	384,934	229,949

Noninterest Income:
Service charges on deposit accounts	9,013	8,206	25,270	24,039
Vehicle origination and servicing fees	2,470	1,979	6,620	5,878
Asset management fees	7,366	7,046	21,798	21,332
Income from fiduciary-related activities	2,485	1,819	7,647	5,507
Commissions on brokerage, life insurance, and annuity sales	2,072	1,894	6,378	6,504
Commissions on property and casualty insurance sales	3,158	2,956	12,145	10,409
Other commissions and fees	5,387	7,075	14,830	19,581
Income from bank-owned life insurance	1,726	1,136	4,868	3,392
Net realized gain on sale of loans and leases	5,938	2,953	14,084	9,423
Net realized gain on sales of securities	31	1,653	1,777	4,584
Total other-than-temporary impairment, net of recoveries	136	(894)	2,106	(5,260)
Portion of loss recognized in other comprehensive income (before taxes)	(136)	679	(2,250)	2,200

Net impairment losses recognized in earnings	0	(215)	(144)	(3,060)
Other	4,015	298	7,714	3,732

Total noninterest income	43,661	36,800	122,987	111,321

Noninterest Expenses:
Salaries and employee benefits	62,236	53,315	184,718	157,719
Occupancy	11,350	8,982	33,886	27,499
Furniture and equipment	3,823	3,143	11,749	9,448
Advertising and marketing	2,947	3,138	9,288	8,624
FDIC insurance	5,275	3,596	15,222	12,383
Legal fees	2,012	2,823	5,972	6,759
Amortization of intangible assets	3,337	2,118	9,253	6,415
Vehicle lease disposal	1,401	2,676	4,981	7,733
Merger related	1,500	1,293	16,297	2,780
Loss on extinguishment of debt	5,451	0	5,451	0
Other	23,578	19,661	67,923	58,425

Total noninterest expenses	122,910	100,745	364,740	297,785

Income before income taxes	53,893	17,894	143,181	43,485
Provision for income taxes	17,161	2,934	45,183	7,709

Net Income	$36,732	$14,960	$97,998	$35,776

Earnings per common share:
Basic	$0.20	$0.12	$0.54	$0.28
Diluted	$0.20	$0.12	$0.54	$0.28
Cash dividends per common share	$0.06	$0.02	$0.14	$0.05
Weighted average common shares outstanding:
Basic	186,214	129,837	181,735	129,775
Diluted	187,004	129,895	182,487	129,846

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net Income	$36,732	$14,960	$97,998	$35,776

Other comprehensive income

Change in unrealized gain on securities available for sale	20,906	11,863	27,230	41,887
Tax effect and reclassification adjustment	(7,570)	(911)	(9,827)	(965)

	13,336	10,952	17,403	40,922

Non-credit related unrealized loss on other-than-temporarily impaired debt securities	136	(679)	2,250	(2,200)
Tax effect	(50)	249	(825)	807

	86	(430)	1,425	(1,393)

Change in unrealized loss on cash flow hedges	(2,614)	(16,842)	(6,389)	(24,130)
Tax effect	955	6,331	2,250	8,844

	(1,659)	(10,511)	(4,139)	(15,286)

Adjustment to postretirement benefit obligations	0	0	0	(463)
Tax effect	0	0	0	162

	0	0	0	(301)

Total other comprehensive income	11,763	11	14,689	23,942

Total comprehensive income	$48,495	$14,971	$112,687	$59,718

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$97,998	$35,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	37,839	26,384
Provision for loan and lease losses	51,000	88,000
Realized gain on available-for-sale securities, net	(1,633)	(1,524)
Deferred income tax expense	20,485	1,487
Gain on sale of loans and leases	(14,084)	(9,423)
Gain on sale of foreclosed assets	(2,681)	(917)
Mortgage loans originated for sale	(404,902)	(234,653)
Proceeds from sale of mortgage loans originated for sale	404,473	233,969
Payments received on loans and leases transferred from held for sale to held for investment, net of (advances) on home equity lines of credit	12,566	107,211
Increase in cash surrender value of bank-owned life insurance	(4,347)	(2,256)
(Increase) decrease in accrued interest receivable	(2,511)	763
Increase (decrease) in accrued interest payable	2,514	(753)
(Decrease) increase in accrued expenses and taxes payable	(17,841)	2,145
Other, net	24,112	12,596

Net cash provided by operating activities	202,988	258,805

Cash Flows from Investing Activities:
Net increase in restricted short-term investments	(4,686)	(31,473)
Activity in available-for-sale securities:
Sales	161,668	182,749
Maturities, repayments, and calls	501,105	420,951
Purchases	(991,689)	(644,969)
Net increase in restricted investment in bank stock	(4,277)	(1,941)
Net increase in loans and leases	(317,127)	(288,580)
Purchase of bank-owned life insurance	(4,087)	(3,287)
Proceeds from bank-owned life insurance	6,366	5,214
Proceeds from sale of foreclosed assets	29,147	22,973
Acquisitions	(2,487)	0
Additions to premises and equipment, net	(6,619)	(8,193)

Net cash used in investing activities	(632,686)	(346,556)

Cash Flows from Financing Activities:
Net increase in deposits	360,535	367,424
Net increase (decrease) in other short-term borrowings	138,723	(219,378)
Net increase in short-term FHLB borrowings	100,000	100,000
Repayment of long-term FHLB borrowings	(13,028)	(85,271)
Proceeds from issuance of long-term debt	150,000	0
Repayment of long-term debt	(214,006)	(34,133)
Proceeds from issuance of common stock	5,644	3,134
Purchase of treasury stock	(105)	(39)
Redemption of warrant	0	(5,269)
Cash dividends paid	(25,284)	(6,501)

Net cash provided by financing activities	502,479	119,967

Net change in cash and cash equivalents	72,781	32,216
Cash and cash equivalents at January 1	332,145	252,898

Cash and cash equivalents at September 30	$404,926	$285,114

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$92,416	$124,771
Income tax payments	18,607	2,936
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$27,490	$30,849
Securities purchased not settled	0	185,018

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders' Equity (Unaudited)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802

Comprehensive income:
Net income					35,776		35,776
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $965						40,922	40,922
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $807						(1,393)	(1,393)
Change in unrealized loss on cash flow hedges, net of taxes of $8,844						(15,286)	(15,286)
Adjustment to postretirement benefit obligations, net of taxes of $162						(301)	(301)

Total comprehensive income							59,718

Issuance of common stock and options under employee benefit plans	149,945	300		2,834			3,134
Treasury stock purchased			(39)				(39)
Redemption of warrant				(5,269)			(5,269)
Cash dividends paid on common stock ($0.05 per share)					(6,501)		(6,501)

Balance at September 30, 2011	130,115,580	$260,231	$(39)	$1,298,607	$511,239	$(34,193)	$2,035,845

Balance at January 1, 2012	157,067,887	$314,136	$(1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628

Comprehensive income:
Net income					97,998		97,998
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $9,827						17,403	17,403
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $825						1,425	1,425
Change in unrealized loss on cash flow hedges, net of taxes of $2,250						(4,139)	(4,139)

Total comprehensive income							112,687

Issuance of common stock in Tower Bancorp, Inc. purchase	30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans	(1,861,580)	(3,723)		3,723			0
Issuance of common stock and options under employee benefit plans	709,012	1,417		4,227			5,644
Treasury stock purchased			(105)				(105)
Cash dividends paid on common stock ($0.14 per share)					(25,284)		(25,284)

Balance at September 30, 2012	186,676,252	$373,352	$(1,368)	$1,645,692	$598,371	$(31,365)	$2,584,682

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and nine months ended September 30, 2012 and 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements. Susquehanna has reclassified and separately presented restricted investment in bank stock from its securities available for sale. Restricted investment in bank stock consists of Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost and is included in the evaluation for impairment.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 77 through 83 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011

Purchased Loans. Purchased loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.

As part of its acquisition due diligence process, Susquehanna reviewed the acquired institutions’ loan grading system and the associated risk ratings of loans. In performing this review, Susquehanna considered cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. Where necessary, Susquehanna’s loan review group developed or updated the risk ratings on the purchased loans. This process allowed Susquehanna to clearly identify the population of purchased loans that had evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that Susquehanna would be unable to collect all contractually required payments. Loans identified by Susquehanna as substandard or non-performing were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Impaired Loans” (“PCI”) in Note 2. Acquisitions.

For the acquisition of Tower Bancorp, Inc. (“Tower”) on February 17, 2012, Susquehanna aggregated loans into six pools based on loan type. The individual pools each were then accounted for as a single asset with a composite interest rate and an aggregate expectation of cash flows. For all loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require Susquehanna to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which Susquehanna then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Susquehanna’s evaluation of the amount of future cash flows that it expects to collect is based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk. Charge-offs of the principal amount on purchased loans are first applied to the non-accretable discount.

On the date of acquisition, loans are initially recognized at fair value, which incorporates the present value of amounts estimated to be collectible. PCI loans are not classified as 90 days past due and still accruing, or nonaccrual, even though they may be contractually past due, where we expect to fully collect the recorded investment of such loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

As a result of the application of this accounting methodology, certain credit-related ratios of Susquehanna, including, for example, the growth rate in non-performing assets, may not necessarily be directly comparable with periods prior to the acquisition of the PCI loans, or with credit-related ratios of other financial institutions.

For purchased loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and accreted to interest income over the life of the asset. Subsequent to the purchase date, the methods used to estimate the required allowance for loan losses for these loans is similar to originated loans.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance was effective for interim and annual periods beginning on or after September 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was previously deferred by ASU 2011-01. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In September 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This ASU requires an entity that reports items of other comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance has not had a material impact on results of operations or financial condition.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Recently Issued Accounting Guidance

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of the amendment is not expected to have a material impact the financial condition, results of operations or liquidity.

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

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,391,157, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,251,770, including $2,074,372 of deposits. The transaction added $302,112 to the Susquehanna shareholders’ equity. Goodwill of $250,730 was recorded as a result of the transaction, including an adjustment of $3,869 to the previously estimated purchase price allocation. The consideration transferred for Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

February 17, 2012
Purchase price:
Value of:
Common shares issued and options assumed	$302,112
Cash	88,005

Total purchase price	390,117

Identifiable assets:
Cash and due from banks	85,518
Unrestricted short-term investments	9,171
Securities available for sale	137,254
Loans and leases	1,975,488
Intangible assets	27,334
Other assets	156,392

Total identifiable assets	2,391,157

Liabilities:
Deposits	2,074,372
Short-term borrowings	10,228
Long-term borrowings	103,923
Other liabilities	63,247

Total liabilities	2,251,770

Net goodwill resulting from acquisition	$250,730

In many cases, determining the fair value of the acquired assets and assumed liabilities required Susquehanna to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of acquired loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following is a summary of the loans acquired in the Tower acquisition:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$348,889	$2,376,071	$2,724,960
Contractual cash flows not expected to be collected	127,318	135,736	263,054

Expected cash flows at acquisition	221,571	2,240,335	2,461,906
Interest component of expected cash flows	54,418	432,000	486,418

Basis in purchased loans at acquisition – estimated fair value	$167,153	$1,808,335	$1,975,488

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

	Three Months Ended September 30,
	2012			2011
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$2	$489	$491	$0	$0	$0
Consulting	2	403	405	607	0	607
Legal	193	152	345	602	0	602
Branch writeoffs	0	0	0	0	0	0
Net occupancy and equipment	0	0	0	0	0	0
All other	170	89	259	84	0	84

	$367	$1,133	$1,500	$1,293	$0	$1,293

	Nine Months Ended September 30,
	2012			2011
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$2	$3,544	$3,546	$0	$0	$0
Consulting	68	4,546	4,614	628	0	628
Legal	372	1,471	1,843	1,983	0	1,983
Branch writeoffs	0	1,371	1,371	0	0	0
Net occupancy and equipment	0	2,840	2,840	0	0	0
All other	805	1,278	2,083	169	0	169

	$1,247	$15,050	$16,297	$2,780	$0	$2,780

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Pro Forma Condensed Combined Financial Information

If the Abington acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $152.4 million and $455.5 million, respectively, for the three-month and nine-month periods ended September 30, 2011, and net income from continuing operations would have been approximately $17.0 million and $41.5 million for the same periods.

If the Tower acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $173.2 million and $517.8 million, respectively, for the three-month and nine-month periods ended September 30, 2011, and net income from continuing operations would have been approximately $21.2 million and $45.7 million for the same periods. Total revenue, net of interest expense, and net income from continuing operations would have been approximately $573.8 million and $98.1 million, respectively, for the nine-month period ended September 30, 2012.

Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to Susquehanna’s policies. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

Note 3. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2012 and December 31, 2011 were as follows:

At September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$139,406	$1,209	$0	$140,615
Obligations of states and political subdivisions	405,043	31,543	518	436,068
Agency residential mortgage-backed securities	1,988,523	44,554	178	2,032,899
Non-agency residential mortgage-backed securities	34,690	79	2,535	32,234
Commercial mortgage-backed securities	42,119	2,068	0	44,187
Other structured financial products	24,969	0	16,577	8,392
Other debt securities	43,055	2,222	664	44,613

	2,677,805	81,675	20,472	2,739,008
Other equity securities	23,880	1,291	702	24,469

Total available-for-sale securities	$2,701,685	$82,966	$21,174	$2,763,477

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$146,580	$1,906	$1	$148,485
Obligations of states and political subdivisions	376,819	25,235	75	401,979
Agency residential mortgage-backed securities	1,503,836	28,177	608	1,531,405
Non-agency residential mortgage-backed securities	79,225	0	10,154	69,071
Commercial mortgage-backed securities	54,973	1,846	0	56,819
Other structured financial products	24,831	0	11,538	13,293
Other debt securities	54,176	670	3,711	51,135

	2,240,440	57,834	26,087	2,272,187
Other equity securities	22,283	791	227	22,847

Total available-for-sale securities	$2,262,723	$58,625	$26,314	$2,295,034

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

At September 30, 2012 and December 31, 2011, investment securities with carrying values of $1,930,861 and $1,673,419, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, synthetic collateralized debt obligations, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$11,506	$11,653	$9,595	$9,821
After one year but within five years	166,000	168,507	169,739	172,613
After five years but within ten years	967,180	987,312	602,385	609,935
After ten years	1,533,119	1,571,536	1,458,720	1,479,818

Total	$2,677,805	$2,739,008	$2,240,440	$2,272,187

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross gains	$278	$2,070	$5,018	$8,562
Gross losses	(247)	(417)	(3,241)	(3,978)
Other-than-temporary impairment	0	(215)	(144)	(3,060)

Net gains	$31	$1,438	$1,633	$1,524

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

September 30, 2012	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	51,330	518	0	0	51,330	518
Agency residential mortgage-backed securities	52,391	178	0	0	52,391	178
Non-agency residential mortgage-backed securities	0	0	15,110	2,535	15,110	2,535
Other structured financial products	0	0	8,393	16,577	8,393	16,577
Other debt securities	0	0	6,306	664	6,306	664
Other equity securities	1,803	519	785	183	2,588	702

	$105,524	$1,215	$30,594	$19,959	$136,118	$21,174

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$6,500	$1	$6,500	$1
Obligations of states and political subdivisions	0	0	925	75	925	75
Agency residential mortgage-backed securities	126,645	608	0	0	126,645	608
Non-agency residential mortgage-backed securities	6,187	563	62,884	9,591	69,071	10,154
Other structured financial products	0	0	13,293	11,538	13,293	11,538
Other debt securities	21,237	2,988	10,102	723	31,339	3,711
Other equity securities	16	1	921	226	937	227

	$154,085	$4,160	$94,625	$22,154	$248,710	$26,314

Non-agency residential mortgage-backed securities. At September 30, 2012, Susquehanna held two securities that had unrealized losses, and were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that one of these securities is other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance – beginning of period	$1,566	$4,582	$4,602	$1,737
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	0	215	0	2,791
Additional amount related to credit losses for which an other-than-temporary impairment was previously recognized	0	0	144	269
Deletions:
Sale of securities for which other-than-temporary impairment was previously recognized	0	0	3,180	0

Balance – end of period	$1,566	$4,797	$1,566	$4,797

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($1,096 and $1,996 at September 30, 2012 and 2011, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	Weighted-average (%) September 30,
	2012	2011
Conditional repayment rate (1)	7.4%	8.4%
Loss severity (2)	45.0%	45.0%
Conditional default rate (3)	4.7%	7.5%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.
(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.
(3)

Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the borrower being past due 60 days, 90 days, or possibly already in the foreclosure process.

Management provides input and monitors the third party valuation process of the non-agency residential mortgage-backed securities. A detailed review of the critical assumptions and inputs is performed by Susquehanna’s Investment Committee. Key assumptions reviewed by Susquehanna’s Investment Committee include prepayment assumptions, default rates, loss severity, bond waterfall payments, and the discount rate. Additionally, available market indications of similar securities are provided by Susquehanna to the third party and are given a significant weighting by the third party.

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $16,577 and $12,052 at September 30, 2012 and 2011, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by Susquehanna’s Investment Committee. Key aspects reviewed by Susquehanna’s Investment Committee include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

To determine expected cash flows, the valuation analysis considers credit default rates, call options and deferrals, waterfall structure, and covenants relating to the trust preferred securities. The trust indenture documentation and the trustee reports for each specific trust preferred security issuance provides information regarding deferral rights, call options, various triggers, (including over-collateralization triggers), and waterfall structure, which management believes is essential in determining projected base cash flows. The third party firm determines short-term default risk using ratios, including the Texas ratio, that relate to the issuers, capitalization, asset quality, profitability, and liquidity. To determine longer term default probabilities, the third party firm uses an internal scoring approach that relies on key historical financial performance ratios. Management believes that future cash flows for these securities are reasonably developed and supported.

If a collateral security is in default at the assessment date, a recovery rate specific to the issuer of the collateral security is incorporated into the expected cash flows with a twenty-four month lag in timing of receipt of those expected cash flows. The third

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

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

As of September 30, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,745	$88,449	$45,500

Book value	$3,000	$7,142	$8,078	$6,750
Fair value	775	2,609	2,927	2,082

Unrealized loss	$(2,225)	$(4,533)	$(5,151)	$(4,668)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$142,581	$166,849	$262,974	$139,918

Lowest credit rating assigned	Ca	Ca	Ca	Ca

Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	293,200	462,731	304,600
Actual defaults	10,000	51,580	44,000	75,446
Actual deferrals	107,400	127,690	138,150	83,081
Projected future defaults	80,793	60,801	68,916	47,451

Actual defaults as a % of original collateral	1.6%	10.3%	6.3%	15.5%
Actual deferrals as a % of original collateral (2)	17.2	25.5	19.7	17.0

Actual defaults and deferrals as a % of original collateral	18.8%	35.8%	26.0%	32.5%

Projected future defaults as a % of original collateral (3)	12.9%	12.1%	9.8%	9.7%
Actual institutions deferring and defaulted as a % of total institutions	19.7	39.3	34.4	38.2
Projected future defaults as a % of performing collateral plus deferrals	17.6	14.4	11.5	12.2

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

As of September 30, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$57,995	$87,498	$45,500

Book value	$3,000	$7,051	$7,991	$6,750
Fair value	1,742	3,637	4,076	3,285

Unrealized loss	$(1,258)	$(3,414)	$(3,915)	$(3,465)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$161,233	$165,727	$279,813	$140,625

Lowest credit rating assigned	CCC-	Caa3	Ca	CCC-

Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	371,728	300,200	507,281	314,700
Actual defaults	3,000	42,580	93,500	71,500
Actual deferrals	97,400	129,690	98,900	83,480
Projected future defaults	68,392	79,609	56,912	52,151

Actual defaults as a % of original collateral	0.5%	8.5%	13.3%	14.7%
Actual deferrals as a % of original collateral (2)	15.6	25.9	14.1	17.1

Actual defaults and deferrals as a % of original collateral	16.1%	34.4%	27.4%	31.8%

Projected future defaults as a % of original collateral (3)	11.0%	15.9%	8.1%	10.7%
Actual institutions deferring and defaulted as a % of total institutions	16.4	37.5	31.1	38.6
Projected future defaults as a % of performing collateral plus deferrals	14.6	18.5	9.4	13.1

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of September 30, 2012 and 2011, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

NOTE 4. Loans and Leases

Legacy loans and leases is defined to exclude loans acquired in business combinations since September 30, 2011, and purchased loans and leases is defined to include those loans and leases excluded from the definition of legacy loans.

Loans and Leases, Net of Deferred Costs and Fees

	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$2,168,708	$1,871,027
Real estate – construction	904,285	829,221
Real estate secured – residential	4,047,761	3,212,562
Real estate secured – commercial	3,947,447	3,136,887
Consumer	829,760	722,329
Leases	777,646	675,904

Total loans and leases	$12,675,607	$10,447,930

Legacy loans and leases	$10,399,602	$9,833,296
Purchased loans and leases	2,276,005	614,634

Total loans and leases	$12,675,607	$10,447,930

Nonaccrual loans and leases	$118,448	$156,478
Loans and leases contractually past due 90 days and still accruing	8,451	10,077
Troubled debt restructurings	56,823	72,852
Deferred origination costs and fees	16,941	13,857
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	2,596	3,390

Net Investment in Direct Financing Leases

	September 30, 2012	December 31, 2011
Minimum lease payments receivable	$528,773	$489,574
Estimated residual value of leases	319,588	255,152
Unearned income under lease contracts	(70,715)	(68,822)

Total leases	$777,646	$675,904

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan loss is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Susquehanna’s loan grading system, adjusted for qualitative considerations. In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio. The internal loan gradings are monitored by Susquehanna’s loan review department. Additionally, loans that are significant and have a rating of substandard, special mention, and pass that are on the company’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee. Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Three Months Ended September 30, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628
Charge-offs	(7,003)	(3,280)	(2,896)	(9,833)	(616)	(955)	0	(24,583)
Recoveries	3,246	371	426	394	168	247	0	4,852
Provision	962	1,144	8,649	4,278	553	674	(261)	16,000

Balance at September 30, 2012	$27,267	$29,905	$39,973	$73,339	$3,419	$12,823	$170	$186,897

	Nine Months Ended September 30, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100
Charge-offs	(20,572)	(12,795)	(10,338)	(32,910)	(2,341)	(2,946)	0	(81,902)
Recoveries	7,562	2,069	1,663	16,715	912	778	0	29,699
Provision	11,710	3,763	19,809	11,120	1,551	4,430	(1,384)	51,000

Balance at September 30, 2012	$27,267	$29,905	$39,973	$73,339	$3,419	$12,823	$170	$186,897

Balance at September 30, 2012
Individually evaluated for impairment:
Legacy loans and leases	$907	$1,309	$4,872	$8,672	$117	$0		$15,877
Purchased loans and leases	0	528	965	254	0	0		1,747

Total	$907	$1,837	$5,837	$8,926	$117	$0		$17,624

Collectively evaluated for impairment:
Legacy loans and leases	$26,360	$28,068	$34,136	$64,413	$3,302	$12,823	$170	$169,273
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$26,360	$28,068	$34,136	$64,413	$3,302	$12,823	$170	$169,273

Financing receivables:
Balance at September 30, 2012	$2,168,708	$904,285	$4,047,761	$3,947,447	$829,760	$777,646		$12,675,607

Balance at September 30, 2012
Individually evaluated for impairment:
Legacy loans and leases	$13,532	$21,157	$22,432	$59,619	$306	$0		$117,046
Purchased loans and leases	17,438	27,734	26,363	96,366	117	0		168,018

Total	$30,970	$48,891	$48,795	$155,985	$423	$0		$285,064

Collectively evaluated for impairment:
Legacy loans and leases	$1,943,900	$652,551	$3,151,668	$2,939,893	$816,898	$777,646		$10,282,556
Purchased loans and leases	193,838	202,843	847,298	851,569	12,439	0		2,107,987

Total	$2,137,738	$855,394	$3,998,966	$3,791,462	$829,337	$777,646		$12,390,543

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	Three Months Ended September 30, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2011	$29,358	$44,432	$29,990	$72,554	$2,755	$10,091	$112	$189,292
Charge-offs	(6,445)	(7,227)	(5,476)	(6,712)	(483)	(1,084)	0	(27,427)
Recoveries	1,123	738	214	1,100	582	338	0	4,095
Provision	4,557	3,015	4,991	11,072	634	774	(43)	25,000

Balance at September 30, 2011	$28,593	$40,958	$29,719	$78,014	$3,488	$10,119	$69	$190,960

	Nine Months Ended September 30, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(21,386)	(27,189)	(15,604)	(33,446)	(3,175)	(4,224)	0	(105,024)
Recoveries	3,226	6,194	1,497	2,925	1,128	1,180	0	16,150
Provision	15,145	11,703	15,506	38,398	2,694	4,520	34	88,000

Balance at September 30, 2011	$28,593	$40,958	$29,719	$78,014	$3,488	$10,119	$69	$190,960

Balance at September 30, 2011:
Individually evaluated for impairment	$3,064	$1,478	$2,550	$10,368	$148	$0		$17,608

Collectively evaluated for impairment	$25,528	$39,481	$27,169	$67,646	$3,340	$10,119	$69	$173,352

Financing receivables:
Balance at September 30, 2011	$1,810,664	$771,734	$2,728,934	$3,013,787	$698,804	$678,746		$9,702,669

Balance at September 30, 2011:
Individually evaluated for impairment	$18,041	$37,296	$27,836	$86,330	$148	$0		$169,651

Collectively evaluated for impairment	$1,792,623	$734,438	$2,701,098	$2,927,457	$698,656	$678,746		$9,533,018

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at September 30, 2012 and December 31, 2011.

Credit Quality Indicators, at September 30, 2012

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Legacy loans and leases
Grade:
Pass (3)	$1,886,558	$471,757	$3,307,504	$5,665,819
Special mention (4)	61,405	53,735	167,093	282,233
Substandard (5)	45,746	59,912	206,185	311,843

Total	1,993,709	585,404	3,680,782	6,259,895

Purchased loans and leases
Grade:
Pass (3)	150,567	121,716	949,378	1,221,661
Special mention (4)	6,085	42,137	84,932	133,154
Substandard (5)	18,347	63,730	147,517	229,594

Total	174,999	227,583	1,181,827	1,584,409

Total loans and leases
Grade:
Pass (3)	2,037,125	593,473	4,256,882	6,887,480
Special mention (4)	67,490	95,872	252,025	415,387
Substandard (5)	64,093	123,642	353,702	541,437

Total	$2,168,708	$812,987	$4,862,609	$7,844,304

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Legacy loans and leases
Performing	$2,520,680	$816,293	$775,807	$4,112,780
Nonperforming (6)	24,176	911	1,839	26,926

Total	2,544,856	817,204	777,646	4,139,706

Purchased loans and leases
Performing	667,092	12,541	0	679,633
Nonperforming (6)	11,949	15	0	11,964

Total	679,041	12,556	0	691,597

Total loans and leases
Performing	3,187,772	828,834	775,807	4,792,413
Nonperforming (6)	36,125	926	1,839	38,890

Total	$3,223,897	$829,760	$777,646	$4,831,303

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Credit Quality Indicators, at December 31, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Legacy loans and leases
Grade:
Pass (3)	$1,752,161	$552,897	$3,204,963	$5,510,021
Special mention (4)	54,902	60,945	173,308	289,155
Substandard (5)	59,978	60,096	219,737	339,811

Total	1,867,041	673,938	3,598,008	6,138,987

Purchased loans and leases
Grade:
Pass (3)	2,222	8,639	116,334	127,195
Special mention (4)	1,164	36,307	17,363	54,834
Substandard (5)	600	34,659	28,236	63,495

Total	3,986	79,605	161,933	245,524

Total loans and leases
Grade:
Pass (3)	1,754,383	561,536	3,321,297	5,637,216
Special mention (4)	56,066	97,252	190,671	343,989
Substandard (5)	60,578	94,755	247,973	403,306

Total	$1,871,027	$753,543	$3,759,941	$6,384,511

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Legacy loans and leases
Performing	$2,264,551	$720,438	$674,510	$3,659,499
Nonperforming (6)	31,809	1,607	1,394	34,810

Total	2,296,360	722,045	675,904	3,694,309

Purchased loans and leases
Performing	367,923	282	0	368,205
Nonperforming (6)	903	2	0	905

Total	368,826	284	0	369,110

Total loans and leases
Performing	2,632,475	720,720	674,510	4,027,704
Nonperforming (6)	32,712	1,609	1,394	35,715

Total	$2,665,187	$722,329	$675,904	$4,063,419

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)

Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.

(6)	Includes loans that are on non-accrual status or past due ninety days or more.

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of September 30, 2012 and December 31, 2011.

Age Analysis of Past Due Financing Receivables, as of September 30, 2012

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$6,334	$1,833	$663	$8,830	$2,149,305	$2,158,135
Real estate – construction	954	1,543	167	2,664	879,087	881,751
Real estate secured – residential	11,202	4,228	5,833	21,263	3,995,758	4,017,021
Real estate secured – commercial	16,910	9,314	696	26,920	3,868,138	3,895,058
Consumer	5,732	1,781	700	8,213	821,336	829,549
Leases	1,818	870	392	3,080	772,565	775,645

Total	$42,950	$19,569	$8,451	$70,970	$12,486,189	$12,557,159

Legacy loans and leases	$36,893	$17,558	$7,478	$61,929	$10,226,189	$10,288,118
Purchased loans and leases	6,057	2,011	973	9,041	2,260,000	2,269,041

Total	$42,950	$19,569	$8,451	$70,970	$12,486,189	$12,557,159

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$86	$76	$8,031	$8,193	$2,380	$10,573
Real estate – construction	159	0	20,801	20,960	1,574	22,534
Real estate secured – residential	756	529	21,044	22,329	8,411	30,740
Real estate secured – commercial	1,454	5,963	28,408	35,825	16,564	52,389
Consumer	0	0	211	211	0	211
Leases	0	578	668	1,246	755	2,001

Total	$2,455	$7,146	$79,163	$88,764	$29,684	$118,448

Legacy loans and leases	$2,117	$7,146	$74,414	$83,677	$27,807	$111,484
Purchased loans and leases	338	0	4,749	5,087	1,877	6,964

Total	$2,455	$7,146	$79,163	$88,764	$29,684	$118,448

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Age Analysis of Past Due Financing Receivables, as of December 31, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$7,843	$2,473	$778	$11,094	$1,845,548	$1,856,642
Real estate – construction	342	416	56	814	790,680	791,494
Real estate secured – residential	21,330	7,247	6,303	34,880	3,135,760	3,170,640
Real estate secured – commercial	4,011	1,043	884	5,938	3,069,452	3,075,390
Consumer	7,688	1,442	1,609	10,739	711,590	722,329
Leases	4,014	867	447	5,328	669,629	674,957

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Legacy loans and leases	$44,439	$12,325	$9,732	$66,495	$9,617,812	$9,684,307
Purchased loans and leases	789	1,163	345	2,298	604,847	607,145

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$454	$1,032	$6,319	$7,805	$6,580	$14,385
Real estate – construction	122	7,443	27,292	34,857	2,870	37,727
Real estate secured – residential	2,569	517	27,603	30,689	11,233	41,922
Real estate secured – commercial	2,946	1,722	32,020	36,688	24,809	61,497
Consumer	0	0	0	0	0	0
Leases	0	59	413	472	475	947

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Legacy loans and leases	$6,091	$10,332	$86,635	$103,059	$45,930	$148,989
Purchased loans and leases	0	441	7,012	7,452	37	7,489

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following tables present Susquehanna’s impaired loans and reserve positions at September 30, 2012 and December 31, 2011.

Impaired Loans at September 30, 2012

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$26,184	$25,299		$885		$24,678	$294
Real estate – construction	40,510	34,025		6,485		35,075	461
Real estate secured – residential	26,649	26,288		361		21,639	394
Real estate secured – commercial	128,203	111,955		16,248		128,181	1,971
Consumer	117	117		0		120	3

Total impaired loans without a related reserve	221,663	197,684	(1)	23,979		209,693	3,123

Impaired loans with a related reserve:
Commercial, financial, and agricultural	7,380	5,672		1,708	$907	5,779	25
Real estate – construction	28,922	14,865		14,057	1,837	15,581	0
Real estate secured – residential	23,181	22,506		675	5,837	22,524	253
Real estate secured – commercial	53,507	44,031		9,476	8,926	44,155	369
Consumer	306	306		0	117	458	6

Total impaired loans with a related reserve	113,296	87,380		25,916	17,624	88,497	653

Total impaired loans:
Commercial, financial, and agricultural	33,564	30,971		2,593	907	30,457	319
Real estate – construction	69,432	48,890		20,542	1,837	50,656	461
Real estate secured – residential	49,830	48,794		1,036	5,837	44,163	647
Real estate secured – commercial	181,709	155,985		25,724	8,926	172,336	2,340
Consumer	423	423		0	117	578	9

Total impaired loans	$334,959	$285,064		$49,895	$17,624	$298,190	$3,776

Impaired loans without a related reserve:
Legacy loans and leases	$60,053	$36,074		$23,979		$50,704	$395
Purchased loans and leases	161,610	161,610		0		158,989	2,728

Total impaired loans without a related reserve	221,663	197,684		23,979		209,693	3,123

Impaired loans with a related reserve:
Legacy loans and leases	106,888	80,972		25,916	$15,877	82,067	542
Purchased loans and leases	6,408	6,408		0	1,747	6,430	111

Total impaired loans with a related reserve	113,296	87,380		25,916	17,624	88,497	653

Total impaired loans:
Legacy loans and leases	166,941	117,046		49,895	15,877	132,771	937
Purchased loans and leases (3)	168,018	168,018		0	1,747	165,419	2,839

Total impaired loans	$334,959	$285,064		$49,895	$17,624	$298,190	$3,776

(1)	$21,912 of the $197,684 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $23,979.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,408 of the $168,018 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Impaired Loans at December 31, 2011

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$6,621	$6,621		$0		$11,159	$291
Real estate – construction	52,801	25,968		26,833		29,464	761
Real estate secured – residential	20,411	17,540		2,871		16,473	788
Real estate secured – commercial	69,469	35,490		33,979		41,612	1,479
Consumer	0	0		0		37	4

Total impaired loans without a related reserve	149,302	85,619	(1)	63,683		98,745	3,323

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,870	6,870		0	$3,421	9,085	239
Real estate – construction	21,613	15,015		6,598	2,243	22,022	307
Real estate secured – residential	17,311	16,227		1,084	2,807	15,733	558
Real estate secured – commercial	72,482	53,288		19,194	11,871	59,222	2,224
Consumer	658	658		0	654	202	8

Total impaired loans with a related reserve	118,934	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Commercial, financial, and agricultural	13,491	13,491		0	3,421	20,244	530
Real estate – construction	74,414	40,983		33,431	2,243	51,486	1,068
Real estate secured – residential	37,722	33,767		3,955	2,807	32,206	1,346
Real estate secured – commercial	141,951	88,778		53,173	11,871	100,834	3,703
Consumer	658	658		0	654	239	12

Total impaired loans	$268,236	$177,677		$90,559	$20,996	$205,009	$6,659

Impaired loans without a related reserve:
Legacy loans and leases	$109,075	$45,442		$63,633		$88,262	$2,713
Purchased loans and leases	40,227	40,177		50		10,483	610

Total impaired loans without a related reserve	149,302	85,619		63,683		98,745	3,323

Impaired loans with a related reserve:
Legacy loans and leases	118,934	92,058		26,876	$20,996	106,264	3,336
Purchased loans and leases	0	0		0	0	0	0

Total impaired loans with a related reserve	118,934	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Legacy loans and leases	228,009	137,500		90,559	20,996	194,526	6,049
Purchased loans and leases	40,227	40,177		0	0	10,483	610

Total impaired loans	$268,236	$177,677		$90,559	$20,996	$205,009	$6,659

(1)	$48,234 of the $85,619 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $63,683.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following table presents Troubled Debt Restructurings (TDR’s), by class segment:

	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$7,254	$12,181
Real estate – construction	943	3,902
Real estate secured – residential	20,828	17,634
Real estate secured – commercial	27,192	38,565
Consumer	606	570

Total performing TDRs	56,823	72,852
Non-performing TDRs (1)	17,895	14,346

Total TDRs	$74,718	$87,198

Performing TDRs	76%	84%
Non-performing TDRs	24%	16%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Performing TDRs, beginning of period	$66,777	$62,143	$72,852	$114,566
New TDR Status (1)	7,635	6,639	12,958	11,143
Paydowns	(992)	(1,955)	(7,805)	(24,886)
Charge-offs post modification	(112)	(3,852)	(623)	(15,654)
Transfer to nonaccrual, past due 90 days or greater	(614)	(644)	(4,822)	(4,783)
Transfer to accrual status	0	0	(11,004)	(18,055)
Removal of PCI loans (2)	(15,786)	0	(4,648)	0
Other, net (3)	(85)	0	(85)	0

Performing TDRs, end of period	$56,823	$62,331	$56,823	$62,331

Non-performing TDRs (4), end of period	$17,895	$15,079	$17,895	$15,079

Performing TDRs	76%	81%	76%	81%
Non-performing TDRs	24%	19%	24%	19%

(1)

Includes $7,209 of additional loans in accordance with recent regulatory guidance requiring loans discharged under bankruptcy proceedings and not reaffirmed by the borrower to be charged-off to their collateral value and to be considered troubled debt restructurings regardless of their payment delinquency status.

(2)	Purchased credit impaired loans at acquistion are not considered TDR’s at acquisition.
(3)	Transfer to Other Real Estate Owned.
(4)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following four tables present detail on new TDRs during the three and nine month periods end September 30, 2012 and 2011.

	Recorded Investment			Financial Effect of Modification on Recorded Investment (1)
Three months ended September 30, 2012	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (2)	6	$457	$457	$0
Real estate – construction
Other (2)	2	343	343	0
Real estate secured – residential
Other (2)	57	4,766	4,766	0
Combination of modification types	3	230	230	0
Real estate secured – commercial
Principal deferral	0	0	0	0
Interest Rate reduction	0	0	0	0
Other (2)	6	1,539	1,539	0
Combination of modification types	0	0	0	0
Consumer
Interest Rate reduction	0	0	0	0
Other (2)	35	300	300	0

Total	109	$7,635	$7,635	$0

Legacy loans and leases	87	$5,370	$5,370	$0
Purchased loans and leases	22	2,265	2,265	0

Total	109	$7,635	$7,635	$0

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Bankruptcies and maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	1	$351
Real estate – construction	0	0
Real estate secured – residential	4	641
Real estate secured – commercial	1	199
Consumer	0	0

Total	6	$1,191

Legacy loans and leases	5	$817
Purchased loans and leases	1	374

Total	6	$1,191

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	Recorded Investment			Financial Effect of Modification on Recorded Investment (1)
Three months ended September 30, 2011	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (2)	1	$331	$331	$0
Real estate – construction
Other (2)	0	0	0	0
Real estate secured – residential
Other (2)	4	285	285	0
Combination of modification types	2	803	803	0
Real estate secured – commercial
Principal deferral	0	0	0	0
Interest Rate reduction	0	0	0	0
Other (2)	0	0	0	0
Combination of modification types	3	5,220	5,220	0
Consumer
Interest Rate reduction	0	0	0	0
Other (2)	0	0	0	0

Total	10	$6,639	$6,639	$0

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	2	$2,081
Real estate – construction	0	0
Real estate secured – residential	0	0
Real estate secured – commercial	1	1,600
Consumer	0	0

Total	3	$3,681

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Nine months ended September 30, 2012	Recorded Investment			Financial Effect of Modification on Recorded Investment (1)
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (2)	8	$787	$787	$0
Real estate – construction
Other (2)	2	343	343	0
Real estate secured – residential
Other (2)	59	5,776	5,776	0
Combination of modification types	17	4,213	4,213	0
Real estate secured – commercial
Principal deferral	0	0	0	0
Interest Rate reduction	0	0	0	0
Other (2)	6	1,539	1,539	0
Combination of modification types	0	0	0	0
Consumer
Interest Rate reduction	0	0	0	0
Other (2)	35	300	300	0

Total	127	$12,958	$12,958	$0

Legacy loans and leases	97	$8,255	$8,255	$0
Purchased loans and leases	30	4,703	4,703	0

Total	127	$12,958	$12,958	$0

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Bankruptcies and maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	1	$351
Real estate – construction	0	0
Real estate secured – residential	7	1,981
Real estate secured – commercial	1	199
Consumer	0	0

Total	9	$2,531

Legacy loans and leases	8	$2,157
Purchased loans and leases	1	374

Total	9	$2,531

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	Recorded Investment			Financial Effect of Modification on Recorded Investment (1)
Nine months ended September 30, 2011	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (2)	7	$2,165	$2,165	$0
Real estate – construction
Other (2)	0	0	0	0
Real estate secured – residential
Other (2)	9	1,275	1,275	0
Combination of modification types	23	5,142	5,142	0
Real estate secured – commercial
Principal deferral	1	199	199	0
Interest Rate reduction	1	336	336	0
Other (2)	0	0	0	0
Combination of modification types	1	1,877	1,877	0
Consumer
Interest Rate reduction	1	88	88	0
Other (2)	1	61	61	0

Total	44	$11,143	$11,143	$0

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	3	$2,543
Real estate – construction	2	354
Real estate secured – residential	1	118
Real estate secured – commercial	6	17,051
Consumer	1	484

Total	13	$20,550

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	September 30, 2012	December 31, 2011
Credit impaired purchased loans evaluated individually for incurred credit losses
Unpaid principal balance	$256,520	$60,259
Carrying amount	168,018	40,177

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	2,118,935	557,708
Carrying amount	2,107,987	574,457

Total purchased loans
Unpaid principal balance	2,375,455	617,967
Carrying amount	2,276,005	614,634

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance – beginning of period	$50,527	$4,881
Tower acquisition	0	54,418
Accretion recognized during the period	(4,902)	(13,674)
Net reclassification from non-accretable to accretable	12,299	12,299

Balance – end of period	$57,924	$57,924

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

(Amounts in thousands, except as noted, share, and per share)

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

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment dates of May 31, 2012 and 2011, was $17,177 for both periods. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2012, and 2011.

	Annual	Annual
Ratio	May 31, 2012	May 31, 2011
Average price to book	1.17X	1.23X
Median price to earnings	12.1X	13.8X

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 205.6% at May 31, 2012 and by 48.4% at May 31, 2011. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 6. Borrowings

Other short-term borrowings

	September 30, 2012	December 31, 2011
Securities sold under repurchase agreements (1)	$306,257	$292,616
Federal funds purchased	456,000	318,000
Swap collateral	0	2,690

Total short-term borrowings	$762,257	$613,306

(1)

Securities sold under agreement to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

NOTE 7. Earnings per Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended September 30, 2012 and 2011.

Basic earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$36,732	$14,960	$97,998	$35,776
Weighted average common shares outstanding	186,214	129,837	181,735	129,775
Basic earnings per common share	$0.20	$0.12	$0.54	$0.28

Diluted earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$36,732	$14,960	$97,998	$35,776
Weighted average common shares outstanding	186,214	129,837	181,735	129,775
Dilutive potential common shares	790	58	752	71

Total diluted average common shares outstanding	$187,004	$129,895	$182,487	$129,846

Diluted earnings per common share	$0.20	$0.12	$0.54	$0.28

For the three months ended September 30, 2012 and 2011, average options to purchase 1,929 and 2,400 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the nine months ended September 30, 2012 and 2011, average options to purchase 2,039 and 2,400 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

NOTE 8. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$1,149	$863	$530	$18	$272	$194
Interest cost	1,756	1,771	109	77	201	185
Expected return on plan assets	(2,179)	(2,072)	0	0	0	0
Amortization of prior service cost	7	6	100	29	29	16
Amortization of transition obligation	0	0	0	0	28	28
Amortization of net actuarial loss	538	58	(6)	26	16	0

Net periodic postretirement benefit cost	$1,271	$626	$733	$150	$546	$423

	Nine Months Ended September 30,
	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$3,551	$3,359	$598	$80	$816	$582
Interest cost	5,308	5,159	258	219	603	555
Expected return on plan assets	(6,877)	(7,198)	0	0	0	0
Amortization of prior service cost	20	18	155	87	85	48
Amortization of transition obligation	0	0	0	0	85	84
Amortization of net actuarial (gain) or loss	2,146	2,098	103	98	47	0

Net periodic postretirement benefit cost	$4,148	$3,436	$1,114	$484	$1,636	$1,269

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to contribute $282 to its pension plans and $615 to its other postretirement benefit plan in 2012. As of September 30, 2012, $212 of contributions had been made to its pension plans, and $461 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $70 to fund its pension plans in 2012, for a total of $282, and an additional $154 to it other postretirement benefit plan, for a total of $615.

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

(Amounts in thousands, except as noted, share, and per share)

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of September 30, 2012, Susquehanna had 14 interest rate swaps with an aggregate notional amount of $1,156,473 that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $18,600 will be reclassified as an expense to net interest income.

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

At September 30, 2012, Susquehanna had 168 derivative transactions related to this program with an aggregate notional amount of $890,124. For the three-month and nine month periods ended September 30, 2012, Susquehanna recognized a net loss of $4,064, and $4,870, respectively, related to changes in fair value of the derivatives in this program.

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

(Amounts in thousands, except as noted, share, and per share)

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

At September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $57,946. At September 30, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $75,490. If Susquehanna had breached any of the above provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$964	Other liabilities	$55,789
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	27,775	Other liabilities	23,487

Total derivatives		$28,739		$79,276

	Fair Values of Derivative Instruments December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,693	Other liabilities	$52,028
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,770	Other liabilities	21,133

Total derivatives		$26,463		$73,161

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended September 30, 2012
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(1,659)	Interest expense	$(4,434)	Other expense	$0

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(4,054)
	Other expense	(10)

	Three Months Ended September 30, 2011

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(10,511)	Interest expense	$(4,687)	Other expense	$291

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(362)
	Other expense	(36)

	Nine Months Ended September 30, 2012
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(4,139)	Interest expense	$(13,083)	Other expense	$0

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(4,823)
	Other expense	(47)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

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

(Amounts in thousands, except as noted, share, and per share)

The following table presents quantitative information about delinquencies, net credit losses, and components of loan and lease sales serviced by Susquehanna, including securitization transactions.

	As of September 30,				For the Nine Months Ended September 30,
					Net Credit Losses (Recoveries)
	Principal Balance		Risk Assets (1)
	2012	2011	2012	2011	2012	2011
Loans and leases held in portfolio	$12,503,737	$9,503,538	$155,540	$202,696	$52,203	$88,874
Home equity loans held by VIEs	171,870	199,131	2,833	4,399	745	653
Leases serviced for others	0	25	0	9	(3)	4

Total loans and leases serviced	$12,675,607	$9,702,694	$158,373	$207,104	$52,945	$89,531

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Additional draws conveyed	$6,408	$7,712	$19,209	$22,814
Servicing fees received	198	225	612	684
Other cash flows received	738	811	3,049	3,293

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

(Amounts in thousands, except as noted, share, and per share)

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

(Amounts in thousands, except as noted, share, and per share)

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

(Amounts in thousands, except as noted, share, and per share)

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2012 and December 31, 2011, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$140,615	$0	$140,615	$0
Obligations of states and political subdivisions	436,068	0	436,068	0
Agency residential mortgage-backed securities	2,032,899	0	2,032,899	0
Non-agency residential mortgage-backed securities	32,234	0	28,147	4,087
Commercial mortgage-backed securities	44,187	0	44,187	0
Other structured financial products	8,392	0	0	8,392
Other debt securities	44,613	0	44,613	0
Other equity securities	24,469	1,382	19,927	3,160
Derivatives: (1)
Designated as hedging instruments	964	0	964	0
Not designated as hedging instruments	27,775	0	27,775	0

Total	$2,792,216	$1,382	$2,775,195	$15,639

Liabilities
Derivatives: (2)
Designated as hedging instruments	$55,789	$0	$55,789	$0
Not designated as hedging instruments	23,487	0	23,487	0

Total	$79,276	$0	$79,276	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$148,485	$0	$148,485	$0
Obligations of states and political subdivisions	401,979	0	401,979	0
Agency residential mortgage-backed securities	1,531,405	0	1,531,405	0
Non-agency residential mortgage-backed securities	69,071	0	69,071	0
Commercial mortgage-backed securities	56,819	0	56,819	0
Other structured financial products	13,293	0	0	13,293
Other debt securities	51,135	0	51,135	0
Other equity securities	22,847	221	19,196	3,430
Derivatives: (1)
Designated as hedging instruments	3,693	0	3,693	0
Not designated as hedging instruments	22,770	0	22,770	0

Total	$2,321,497	$221	$2,304,553	$16,723

Liabilities
Derivatives: (2)
Designated as hedging instruments	$52,028	$0	$52,028	$0
Not designated as hedging instruments	21,133	0	21,133	0

Total	$73,161	$0	$73,161	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three and nine month periods ended September 30, 2012 and 2011, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Total
Balance at July 1, 2012	$3,159	$8,462	$4,288	$15,909
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	1	(70)	(201)	(270)
Sales	0	0	0	0
Transfers into Level III	0	0	0	0
Transfers out of Level III	0	0	0	0

Balance at September 30, 2012	$3,160	$8,392	$4,087	$15,639

Balance at July 1, 2011	$3,399	$14,133	$0	$17,532
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	31	(1,393)	0	(1,362)
Sales	0	0	0	0
Transfers into Level III	0	0	0	0
Transfers out of Level III	0	0	0	0

Balance at September 30, 2011	$3,430	$12,740	$0	$16,170

Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(144)	0	3,092	2,948
Included in other comprehensive income (before taxes)	(126)	(4,901)	(360)	(5,387)
Sales	0	0	(18,782)	(18,782)
Transfer into Level III	0	0	20,137	20,137
Transfers out of Level III	0	0	0	0

Balance at September 30, 2012	$3,160	$8,392	$4,087	$15,639

Balance at January 1, 2011	$3,381	$12,503	$0	$15,884
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	49	237	0	286
Sales	0	0	0	0
Transfers into Level III	0	0	0	0
Transfers out of Level III	0	0	0	0

Balance at September 30, 2011	$3,430	$12,740	$0	$16,170

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

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

The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, on the consolidated balance sheets and by the valuation hierarchy.

Description	September 30, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$69,756	$0	$0	$69,756
Foreclosed assets	28,641	0	0	28,641

	$98,397	$0	$0	$98,397

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,062	$0	$0	$71,062
Foreclosed assets	41,050	0	0	41,050

	$112,112	$0	$0	$112,112

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

The following table details the quantitative information about Level 3 fair value measurements:

Asset	Fair Value at September 30, 2012 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Non-agency residential mortgage-backed securities (1)	$4,087	Discounted cash flow	Conditional repayment rate	7.4%
			Loss severity	45.0%
			Conditional default rate	4.7%
Other structured financial products	8,392	Discounted cash flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3
Other equity securities	3,160	Discounted cash flow	Timing of cash flows from dividends and terminal value	0.2x - 1.5x (0.9x)
Impaired loans	69,756	Discounted cash flow	Timing of cash flows based upon current discount rates and terminal value	3.3% - 5.8% (4.7%)
Foreclosed assets	28,641	Discounted cash flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (25.4%)

(1)	Consists of single security

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

Additional Disclosures about Fair Value of Financial Instruments

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments. The methods and assumptions used to estimate the fair value of each class of financial instruments are described above.

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$380,100	$380,100	$307,642	$72,458	$0
Short-term investments	104,608	104,608	0	104,608	0
Investment securities	2,763,477	2,763,477	1,382	2,746,456	15,639
Restricted investment in bank stocks	144,927	144,927	0	144,927	0
Loans and leases	12,675,607	12,738,562	0	0	12,738,562
Derivatives	28,739	28,739	0	28,739	0
Financial liabilities:
Deposits	12,725,379	12,710,035	0	12,710,035	0
Short-term borrowings	762,257	762,257	0	762,257	0
FHLB borrowings	1,110,884	1,102,130	0	1,102,130	0
Long-term debt	639,753	625,573	0	625,573	0
Derivatives	79,276	79,276	0	79,276	0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted, share, and per share)

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$276,384	$276,384	$179,615	$96,769	$0
Short-term investments	121,686	121,686	0	121,686	0
Investment securities	2,295,034	2,295,034	221	2,278,090	16,723
Restricted investment in bank stocks	128,073	128,073	0	128,073	0
Loans and leases	10,259,830	10,344,966	0	0	10,344,966
Derivatives	26,463	26,463	0	26,463	0
Financial liabilities:
Deposits	10,290,472	9,953,598	0	9,953,598	0
Short-term borrowings	613,306	613,306	0	613,306	0
FHLB borrowings	971,020	967,163	0	967,163	0
Long-term debt	656,726	622,167	0	622,167	0
Derivatives	73,161	73,161	0	73,161	0

NOTE 12. Share-based Compensation

During 2012, Susquehanna’s Compensation Committee granted to certain employees nonqualified stock options to purchase an aggregate of 313 shares of common stock with an average exercise price of $9.89. The following table presents the assumptions used in the Black-Scholes-Merton model to estimate the fair value of options granted in 2012 and 2011, and the resultant fair values.

	2012	2011
Volatility	37.60%	37.09%
Expected dividend yield	4.00%	4.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	1.09%	2.97%
Fair value	$2.39	$2.61

NOTE 13. Income Taxes

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

For the three and nine months ended September 30, 2012, Susquehanna determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, Susquehanna has calculated its interim income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items).

Our effective tax rate for the three and nine months ended September 30, 2012 was 31.8% and 31.6%, respectively. The estimated annual effective rate for the three and nine months ended September 30, 2012 was impacted by the level of permanent differences including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; the expected values of assets and liabilities acquired in connection with the Tower merger; the improvement in the credit quality of our loan portfolio; our ability to maintain market share and monitor and manage our portfolios; our ability to evaluate loan guarantors; our ability to offset loan prepayment penalties through decreased interest expense on FHLB borrowings; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2012 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	adverse changes in our loan and lease portfolios and the resulting credit-risk-related losses and expenses;

•	adverse changes in regional real estate values;

•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	decreases in our loan and lease quality and origination volume;

•	the adequacy of loss reserves;

•	impairment of goodwill or other assets;

•	the loss of certain key officers, which could adversely impact our business;

•	continued relationships with major customers;

•	the ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	adverse international, national and regional economic and business conditions;

•	compliance with laws and regulatory requirements of federal and state agencies;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;

•	the ability to hedge certain risks effectively and economically;

•	our ability to effectively implement technology driven products and services;

•	changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial condition and restrict growth;

•	the impact of federal laws and related rules and regulations on our business operations and competitiveness;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate

•	policies of the Federal Reserve Board;

•	the effects of and changes in the rate of Federal Deposit Insurance Corporation (“FDIC”) premiums; and

•	our success in managing the risks involved in the foregoing.

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

Executive Overview

Susquehanna’s management continues to monitor the effect of the downturn in the local, national, and global economy on our customers and our financial performance, as well as potential new regulations which would affect financial institutions and the national economy in general. While the economy remained sluggish in 2011, we have seen some improvement in 2012, but still view the current operating environment to be challenging. Although economic conditions have impacted our financial results in recent reporting periods, we are well positioned to handle these conditions given our strong liquidity, and capital ratios (see “Financial Conditions – Capital Adequacy”) which are well in excess of regulatory minimums to be considered “well capitalized”.

We are closely watching the new regulatory changes that will be implemented in the coming months and years as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and closely monitoring the results of the Act’s previously enacted regulations.

With these factors in mind, our 2012 financial goals are as follows:

	Updated Target		Original Target
Net interest margin (FTE)		3.98%		3.75%
Loan growth		23.0%		25.0%
Deposit growth		24.0%		27.0%
Noninterest income growth	–	10.0%	–	11.0%
Noninterest expense growth		0.0%	–	5.0%
Effective tax rate		31.0%		29.0%

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

Results of Operations

Summary of Third Quarter 2012 Compared to Third Quarter 2011, and Nine Months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for the third quarter of 2012 was $36.7 million, an increase of $21.7 million when compared to net income of $15.0 million for the third quarter of 2011. Net interest income increased 39.6%, to $149.1 million for the third quarter of 2012, from $106.8 million for the third quarter of 2011. The provision for loan and lease losses decreased 36.0% to $16.0 million for the third quarter of 2012, from $25.0 million for the third quarter of 2011. Noninterest income increased 18.8%, to $43.7 million for the third quarter of 2012, from $36.8 million for the third quarter of 2011. Noninterest expenses increased 22.0%, to $122.9 million for the third quarter of 2012, from $100.7 million for the third quarter of 2011. Excluding merger-related expenses and loss on extinguishment of debt, non-interest expense increased $16.5 million, or 16.6%, for the third quarter of 2012, over the same period in 2011.

Net income for the first nine months of 2012 was $98.0 million, an increase of $62.2 million when compared to net income of $35.8 million for the first nine months of 2011. Net interest income increased 37.1%, to $435.9 million for the first nine months of 2012, from $317.9 million for the first nine months of 2011. The provision for loan and lease losses decreased 42.0% to $51.0 million for the first nine months of 2012, from $88.0 million for the first nine months of 2011. Noninterest income increased 10.5%, to $123.0 million for the first nine months of 2012, from $111.3 million for the first nine months of 2011. Noninterest expenses increased 22.5%, to $364.7 million for the first nine months of 2012, from $297.8 million for the first nine months of 2011. Excluding merger-related expenses and loss on extinguishment of debt, non-interest expense increased $48.0 million, or 16.3%, for the first nine months of 2012, over the same period in 2011.

Additional information is as follows:

	Three Months Ended
	September 30,
	2012	2011
Diluted Earnings per Common Share	$0.20	$0.12
Return on Average Assets	0.81%	0.42%
Return on Average Shareholders’ Equity	5.70%	2.94%
Return on Average Tangible Shareholders’ Equity (1)	12.41%	6.66%
Efficiency Ratio	58.98%	67.44%
Net Interest Margin	3.92%	3.58%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measurements

Return on average tangible shareholders’ equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly related comparable measure is return on average shareholders’ equity, which is calculated using GAAP-based amounts. We calculate return on average tangible shareholders’ equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average shareholders’ equity. Management uses the return on average tangible shareholders’ equity in order to evaluate its business performance relative to the tangible capital supporting the ongoing business. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average shareholders’ equity to return on average tangible shareholders’ equity is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Return on average shareholders’ equity (GAAP basis)	5.70%	2.94%	5.27%	2.39%
Effect of excluding average intangible assets and related amortization	6.71%	3.72%	6.06%	3.22%
Return on average tangible shareholders’ equity	12.41%	6.66%	11.33%	5.61%

Table 1—Distribution of Assets, Liabilities and Shareholders' Equity (1)

Interest Rates and Interest Differential—Tax Equivalent Basis

	For the Three Month Period Ended September 30, 2012			For the Three Month Period Ended September 30, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$112,830	$36	0.13	$109,596	$29	0.10
Investment securities:
Taxable	2,421,414	13,434	2.21	2,120,258	14,988	2.80
Tax-advantaged	390,316	5,568	5.68	399,750	6,089	6.04

Total investment securities	2,811,730	19,002	2.69	2,520,008	21,077	3.32

Loans and leases, (net):
Taxable	12,222,031	160,532	5.23	9,329,138	125,083	5.32
Tax-advantaged	390,446	5,305	5.41	317,051	4,848	6.07

Total loans and leases	12,612,477	165,837	5.23	9,646,189	129,931	5.34

Total interest-earning assets	15,537,037	184,875	4.73	12,275,793	151,037	4.88

Allowance for loan and lease losses	(189,406)			(193,986)
Other noninterest-earning assets	2,673,477			2,080,855

Total assets	$18,021,108			$14,162,662

Liabilities
Deposits:
Interest-bearing demand	$5,537,196	$4,817	0.35	$3,796,621	$4,999	0.52
Savings	1,002,981	274	0.11	796,735	275	0.14
Time	4,110,685	12,085	1.17	3,490,946	13,595	1.55
Short-term borrowings	748,841	2,206	1.17	631,679	2,220	1.39
FHLB borrowings	1,072,555	3,553	1.32	1,115,262	10,967	3.90
Long-term debt	727,382	8,992	4.92	679,316	8,313	4.86

Total interest-bearing liabilities	13,199,640	31,927	0.96	10,510,559	40,369	1.52

Demand deposits	1,937,835			1,401,109
Other liabilities	321,541			231,288

Total liabilities	15,459,016			12,142,956
Equity	2,562,092			2,019,706

Total liabilities & shareholders' equity	$18,021,108			$14,162,662

Net interest income / yield on average earning assets		152,948	3.92		110,668	3.58
Taxable equivalent adjustment		(3,806)			(3,829)

Net interest income—as reported		$149,142			$106,839

Table 1—Distribution of Assets, Liabilities and Shareholders' Equity (1)

Interest Rates and Interest Differential—Tax Equivalent Basis

	For the Nine Month Period Ended September 30, 2012			For the Nine Month Period Ended September 30, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$106,780	$101	0.13	$89,242	$80	0.12
Investment securities:
Taxable	2,306,402	41,277	2.39	2,088,386	47,712	3.05
Tax-advantaged	381,840	16,927	5.92	402,063	18,375	6.11

Total investment securities	2,688,242	58,204	2.89	2,490,449	66,087	3.55

Loans and leases, (net):
Taxable	11,813,477	468,563	5.30	9,312,112	373,614	5.36
Tax-advantaged	372,014	15,262	5.48	304,985	13,257	5.81

Total loans and leases	12,185,491	483,825	5.30	9,617,097	386,871	5.38

Total interest-earning assets	14,980,513	542,130	4.83	12,196,788	453,038	4.97

Allowance for loan and lease losses	(190,265)			(195,404)
Other noninterest-earning assets	2,577,332			2,054,044

Total assets	$17,367,580			$14,055,428

Liabilities
Deposits:
Interest-bearing demand	$5,336,552	$15,826	0.40	$3,712,438	$15,842	0.57
Savings	979,190	936	0.13	794,693	869	0.15
Time	3,974,635	35,517	1.19	3,476,077	42,884	1.65
Short-term borrowings	705,916	6,507	1.23	682,007	5,954	1.17
FHLB borrowings	1,046,809	9,970	1.27	1,110,513	32,188	3.88
Long-term debt	695,980	26,174	5.02	690,061	26,281	5.09

Total interest-bearing liabilities	12,739,082	94,930	1.00	10,465,789	124,018	1.58

Demand deposits	1,849,445			1,374,356
Other liabilities	296,207			213,930

Total liabilities	14,884,734			12,054,075
Equity	2,482,846			2,001,353

Total liabilities & shareholders' equity	$17,367,580			$14,055,428

Net interest income / yield on average earning assets		$447,200	3.99		$329,020	3.61
Taxable equivalent adjustment		(11,266)			(11,071)

Net interest income—as reported		$435,934			$317,949

(1)	Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 1a – Changes in Net Interest Income – Tax Equivalent Basis

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	versus September 30, 2011			versus September 30, 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1)			Due to Change in (1)
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest Income
Other short-term investments	$1	$6	$7	$17	$4	$21
Investment securities:
Taxable	1,929	(3,483)	(1,554)	4,645	(11,080)	(6,435)
Tax-advantaged	(146)	(376)	(522)	(897)	(551)	(1,448)

Total investment securities	1,783	(3,859)	(2,076)	3,748	(11,631)	(7,883)
Loans (net of unearned income):
Taxable	37,718	(2,267)	35,451	99,592	(4,643)	94,949
Tax-advantaged	1,028	(572)	456	2,794	(789)	2,005

Total loans	38,746	(2,839)	35,907	102,386	(5,432)	96,954

Total interest-earning assets	$40,530	$(6,692)	$33,838	$106,151	$(17,059)	$89,092

Interest Expense
Deposits:
Interest-bearing demand	$1,836	$(2,018)	$(182)	$5,695	$(5,711)	$(16)
Savings	63	(64)	(1)	186	(119)	67
Time	2,148	(3,658)	(1,510)	5,584	(12,951)	(7,367)
Short-term borrowings	373	(387)	(14)	216	337	553
FHLB borrowings	(405)	(7,009)	(7,414)	(1,748)	(20,470)	(22,218)
Long-term debt	573	106	679	234	(341)	(107)

Total interest-bearing liabilities	4,588	(13,030)	(8,442)	10,167	(39,255)	(29,088)

Net Interest Income	$35,942	$6,338	$42,280	$95,984	$22,196	$118,180

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased 39.6% to $149.1 million for the third quarter of 2012, as compared to $106.8 million for the same period in 2011. Net interest income as a percentage of net interest income plus noninterest income was 77.3% and 74.4%, respectively, for each of the quarters ended September 30, 2012 and September 30, 2011. For the nine month period ended September 30, 2012, net interest income increased $118.0 million, or 37.1%, to $435.9 million, compared to $317.9 million recorded in the same period of 2011. Net interest income as a percentage of net interest income plus noninterest income was 78.0% and 74.1%, respectively, for the nine month periods ended September 30, 2012 and 2011.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the cost of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, the levels of non-performing loans, and accretion of fair value adjustments on purchased loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, amortization of core deposit intangibles, accretion of fair value adjustments on acquired deposits, and the levels of noninterest-bearing demand deposits and equity capital.

Table 1 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

The increase of $42.3 million in our taxable equivalent net interest income for the third quarter of 2012, as compared to the third quarter of 2011, was primarily the result of an $3.3 billion increase in third quarter average interest- earning assets, due mainly to the Abington and Tower acquisitions, versus the prior year having a greater impact than the $2.7 billion increase in average interest bearing liabilities, due mainly to the Abington and Tower acquisitions, and a 34 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 56 basis points, with the balance sheet restructuring in the fourth quarter of 2011 contributing 25 basis points of the decline, while the yield earned on average interest-earning assets declined by only 15 basis points.

The increase of $118.2 million in our taxable equivalent net interest income for the first nine months of 2012, as compared to the first nine months of 2011, was primarily the result of an $2.8 billion increase in first nine months average interest- earning assets, due mainly to the Abington and Tower acquisitions, versus the prior year having a greater impact than the $2.3 billion increase in average interest bearing liabilities, due mainly to the Abington and Tower acquisitions, and a 38 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 58 basis points, with the balance sheet restructuring in the fourth quarter of 2011 contributing 26 basis points of the decline, while the yield earned on average interest-earning assets declined by only 14 basis points.

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

As was the case throughout 2011, we experienced a challenging operating environment for the first nine months of 2012. However, we continue to see signs of stabilization, which we believe is reflected in the improvement in the credit quality of our loan portfolio. Net charge-offs for the third quarter of 2012 decreased to $19.7 million, or 0.62% of average loans and leases, when compared to net charge-offs for the third quarter of 2011 of $23.3 million, or 0.96% of average loans and leases. Net charge-offs for the nine months ended September 30, 2012 decreased to $52.2 million, or 0.57% of average loans and leases, when compared to net charge-offs for the nine months ended September 30, 2011 of $88.9 million, or 1.23% of average loans and leases. In addition, on a linked-quarter basis, net charge-offs for the second quarter of 2012 were $20.1 million, net charge-offs for the first quarter of 2012, were $12.4 million, and net-charge-offs for the fourth quarter of 2011 were $24.9 million. Nonaccrual loans and troubled debt restructurings also declined during this period. As a result, we decreased the provision for loan and lease losses from $88.0 million for the first nine months of 2011 to $51.0 million for the first nine months of 2012.

The allowance for loan and lease losses was 1.47% of period-end loans and leases, or $186.9 million, at September 30, 2012; 1.80% of period-end loans and leases, or $188.1 million, at December 31, 2011; and 1.97% of period-end loans and leases, or $191.0 million, at September 30, 2011. The allowance for loan and lease losses for Legacy loans was 1.78% of period-end loans and leases, or $185.2 million, at September 30, 2012; 1.91% of period-end loans and leases, or $188.1 million, at December 31, 2011; and 1.97% of period-end loans and leases, or $191.0 million, at September 30, 2011.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at September 30, 2012. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at September 30, 2012.

Table 2 – Provision and Allowance for Loan and Lease Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Dollars in thousands)
Balance – beginning of period	$190,628	$189,292	$188,100	$191,834
Additions	16,000	25,000	51,000	88,000
Charge-offs:
Commercial, financial, and agricultural	(7,003)	(6,445)	(20,572)	(21,386)
Real estate – construction	(3,280)	(7,227)	(12,795)	(27,189)
Real estate secured – residential	(2,896)	(5,476)	(10,338)	(15,604)
Real estate secured – commercial	(9,833)	(6,712)	(32,910)	(33,446)
Consumer	(616)	(483)	(2,341)	(3,175)
Leases	(955)	(1,084)	(2,946)	(4,224)

Total charge-offs	(24,583)	(27,427)	(81,902)	(105,024)

Recoveries:
Commercial, financial, and agricultural	3,246	1,123	7,562	3,226
Real estate – construction	371	738	2,069	6,194
Real estate secured – residential	426	214	1,663	1,497
Real estate secured – commercial	394	1,100	16,715	2,925
Consumer	168	582	912	1,128
Leases	247	338	778	1,180

Total recoveries	4,852	4,095	29,699	16,150

Net charge-offs	(19,731)	(23,332)	(52,203)	(88,874)

Balance – end of period	$186,897	$190,960	$186,897	$190,960

Average loans and leases outstanding	$12,612,477	$9,646,189	$12,185,491	$9,617,097
Period-end loans and leases	12,675,607	9,702,669	12,675,607	9,702,669
Net charge-offs as a percentage of average loans and leases (annualized)	0.62%	0.96%	0.57%	1.23%
Allowance as a percentage of period-end loans and leases	1.47%	1.97%	1.47%	1.97%

Noninterest Income

Third Quarter 2012 Compared to Third Quarter 2011

Noninterest income, as a percentage of net interest income plus noninterest income, was 22.7% for the third quarter of 2012 and 25.6% for the third quarter of 2011.

Noninterest income increased $6.9 million, or 18.6%, for the third quarter of 2012, as compared to the third quarter of 2011. This net increase was primarily the result of the following:

•	Increased service charges on deposit accounts of $0.8 million;

•	Increased income from fiduciary-related activities of $0.7 million;`

•	Decreased other commissions and fees of $1.7 million;

•	Increased income from bank-owned life insurance of $0.6 million;

•	Increased net gain on sale of loans and leases of $3.0 million;

•	Decreased net security gains of $1.4 million; and

•	Increased other non-interest income of $3.7 million.

Service charges on deposit accounts. The 9.8% increase is primarily the result of the Abington and Tower transactions.

Income from fiduciary-related activities. The 36.6% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Other commissions and fees. The 23.9% decrease is primarily the result of $2.3 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Income from bank-owned life insurance. The 52.0% increase is primarily the result of the Abington and Tower transactions.

Net gain on sale of loans and leases. The 101.1% increase is the result of the increase in volume of mortgages sold as well as higher margins achieved.

Other non-interest income. The 1,247.3% increase primarily is the result of $0.6 million gain on sale of fixed assets, $1.6 million gain on sale of other real estate owned, and $1.2 million increase in income from other purchased insurance.

Nine Months ended September 30, 2012 compared to Nine Months ended September 30, 2011

Noninterest income, as a percentage of net interest income plus noninterest income, was 22.0% for the nine-month period of 2012, and 25.9% for the nine-month period of 2011.

Noninterest income increased $11.7 million, or 10.5%, for the nine-month period of 2012, as compared to the nine-month period of 2011. This net increase was primarily the result of the following:

•	Increased service charges on deposit accounts of $1.2 million;

•	Increased income from fiduciary-related activities of $2.1 million;

•	Increased commissions on property and casualty insurance sales of $1.7 million;

•	Decreased other commissions and fees of $4.8 million;

•	Increase income from bank-owned life insurance of $1.5 million;

•	Increased net gain on sale of loans and leases of $4.7 million; and

•	Increased other non-interest income of $4.0 million.

Service charges on deposit accounts. The 5.1% increase is primarily the result of the Abington and Tower transactions.

Income from fiduciary-related activities. The 38.9% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Commissions on property and casualty insurance sales. The 16.7% increase primarily is the result of increased volume at Addis, as well as higher premium rates from their carriers.

Other commissions and fees. The 24.3% decrease is primarily the result of $6.1 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Income from bank-owned life insurance. The 43.5% increase is primarily the result of the Abington and Tower transactions.

Net gain on sale of loans and leases. The 50.0% increase is the result of the increase in volume of mortgages sold as well as higher margins achieved.

Other non-interest income. The 106.7% increase primarily is the result of $1.9 million gain on sale of other real estate owned, $0.5 million increase in income from other purchased insurance, and $1.0 million of miscellaneous income.

Noninterest Expenses

Third Quarter 2012 Compared to Third Quarter 2011

Noninterest expenses increased $22.2 million, or 22.0%, from $100.7 million for the third quarter of 2011, to $122.9 million for the third quarter of 2012. This net increase was primarily the result of:

•	Increased salaries and employee benefits of $8.9 million;

•	Increased occupancy of $2.4 million;

•	Increased furniture and equipment of $0.7 million;

•	Increased amortization of intangible assets of $1.2 million;

•	Increased FDIC insurance of $1.7 million;

•	Decreased vehicle lease disposal of $1.3 million;

•	Increase losses on extinguishment of debt of $5.5 million; and,

•	Increased other noninterest expense of $3.9 million.

Salaries and employee benefits. The 16.7% increase is the result of the additional employees acquired through the Abington and Tower transactions, and increased commission compensation, incentive bonus, and annual merit increases.

Occupancy. The increase of 26.7% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment. The 22.6% increase is the result of additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

Amortization of intangible assets. The 57.1% increase is the result of additional intangibles with finite lives acquired through the Abington and Tower transactions.

FDIC insurance. The 47.2% increase is the result of acquiring $2.9 billion of deposits through the Abington and Tower transactions.

Vehicle lease disposal. The decrease of 48.1% is primarily the result of lower residual value expense and fewer cars being returned to Hann after maturity of the lease.

Other non-interest expenses. The 19.8% increase is the result of increased expenses relating to consulting, foreclosure, repossession and other real estate owned, telephone and data communications expenses and other operating expenses related to the Abington and Tower transactions.

Nine Months ended September 30, 2012 Compared to Nine Months ended September 30, 2011

Noninterest expenses increased $66.9 million, or 22.5%, from $297.8 million for the nine-month period of 2011, to $364.7 million for the nine-month period of 2012. This net increase was primarily the result of:

•	Increased salaries and employee benefits of $27.0 million;

•	Increased occupancy of $6.4 million;

•	Increased furniture and equipment of $2.3 million;

•	Increased FDIC insurance of $2.8 million;

•	Increased amortization of intangible assets of $2.8 million;

•	Decreased vehicle lease disposal of $2.7 million;

•	Increased merger related expense of $13.5 million;

•	Increased losses on extinguishment of debt of $5.5 million; and,

•	Increased other noninterest expense of $9.5 million.

Salaries and employee benefits. The 17.1% increase is the result of the additional employees acquired through the Abington and Tower transactions, and increased commission compensation, incentive bonus, and annual merit increases.

Occupancy. The increase of 23.2% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment. The 24.4% increase is the result of additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

FDIC insurance. The 22.9% increase is the result of acquiring $2.9 billion of deposits through the Abington and Tower transactions.

Amortization of intangible assets. The 44.2% increase is the result of additional intangibles with finite lives acquired through the Abington and Tower transactions.

Vehicle lease disposal. The decrease of 35.6% is primarily the result of lower residual value expense and fewer cars being returned to Hann after maturity of the lease.

Other non-interest expenses. The 16.3% increase is the result of increased expenses relating to consulting, foreclosure, repossession and other real estate owned, telephone and data communications expenses, and other operating expenses related to the Abington and Tower transactions.

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

For the reporting period ended March 31, 2012 and forward, we determined that small changes in estimated “ordinary” income would no longer result in significant changes to the estimated annual effective tax rate. Therefore, we calculated our interim taxes by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items). Our effective tax rate for the third quarter of 2012 was 31.8%. The estimated annual effective rate for the reporting period ended September 30, 2012 is impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of September 30, 2012 Compared to December 31, 2011

Total assets at September 30, 2012 were $18.1 billion, an increase of $3.1 billion from December 31, 2011. Total loans at September 30, 2012 were $12.7 billion, an increase of $2.2 billion from December 31, 2011. Total deposits increased $2.4 billion from December 31, 2011. Excluding the Tower transaction, total assets, loans, and deposits increased $0.8 billion, $0.4 billion, and $0.3 billion, respectively. Total equity capital was $2.6 billion at September 30, 2012, or $13.86 per share and $2.2 billion at December 31, 2011 or $13.96 per share.

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2012, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale increased 20.4%, or $468.5 million. Excluding the securities acquired in the Tower transaction, securities available for sale increased 14.4%, or $331.2 million. For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Total loans and leases increased 21.3%, or $2.2 billion, from December 31, 2011 to September 30, 2012. Excluding the loans acquired through the Tower transaction, loans and leases increased 2.4%, or $252.2 million. For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 3 – Risk Assets

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$10,573	$14,385
Real estate – construction	22,534	37,727
Real estate secured – residential	30,740	41,922
Real estate secured – commercial	52,389	61,497
Consumer	211	0
Leases	2,001	947

Total nonaccrual loans and leases	118,448	156,478
Foreclosed real estate	28,641	41,050

Total non-performing assets	$147,089	$197,528

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	1.16%	1.88%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	158%	120%

Loans contractually past due 90 days and still accruing	$8,451	$10,077
Troubled debt restructurings	51,592	72,852

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

Nonperforming assets decreased from $197.5 million at December 31, 2011, to $147.1 million at September 30, 2012. The net decrease was primarily the result of the effects of our efforts to work with our customers to increase the credit quality of our loan portfolio. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 1.88% at December 31, 2011 to 1.16% at September 30, 2012, and troubled debt restructurings decreased $16.1 million, from $72.9 million at December 31, 2011 to $56.8 million at September 30, 2012.

Of the $285.1 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.5 million plus accruing restructured loans), $197.7 million, or 69.4%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At September 30, 2012, real estate – construction loans comprised only 7.1% of our total loan and lease portfolio, but accounted for 19.0% of nonaccrual loans and leases and 16.0% of our allowance for loan and lease losses. In addition, for the three-month and nine-month period ended September 30, 2012, this loan type accounted for 14.7%, and 20.5%, respectively, of total net charge-offs. As a result, we consider real estate – construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 4, 5, and 6. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•

Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 4- Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at September 30, 2012	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(Dollars is thousands)
1-4 Family:
Construction	$212,363	23.5%	0.7%	0.0%	5.5%	24.2%	2.9%	3.6%
Land development	188,264	20.8	0.3	0.1	0.4	13.5	1.3	3.8
Raw land	4,174	0.5	0.0	0.0	0.0	33.8	54.1	1.0

	404,801	44.8	0.5	0.0	3.1	19.3	3.3	3.7

All Other:
Construction:
Investor	178,001	19.7	0.0	0.0	0.2	10.7	1.5	2.7
Owner-occupied	104,742	11.6	0.0	0.0	1.2	3.6	0.0	3.2
Land development:
Investor	167,329	18.5	0.3	0.0	5.1	30.2	1.1	3.0
Owner-occupied	11,307	1.3	0.0	0.0	0.0	23.5	1.8	3.7
Raw land:
Investor	37,236	4.1	0.0	0.0	0.0	15.2	5.6	2.5
Owner-occupied	869	0.1	8.0	0.0	0.0	0.0	0.0	0.5

	499,484	55.2	0.1	0.0	2.0	16.3	1.4	2.9

Total	$904,285	100.0	0.3	0.0	2.5	17.7	2.3	3.3

(1)

Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.

(2)	Represents the amount of net charge-offs in each category for the last nine months divided by the category loan balance at September 30, 2012 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2012.

Table 5 – Construction, Land Development, and Other Land Loans – Collateral Locations

	Balance at September 30, 2012	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$212,363	35.8%	1.8%	60.2%	2.2%
Land development	188,264	41.6	4.1	36.8	17.5
Raw land	4,174	0.2	6.8	93.0	0.0

	404,801	38.2	2.9	49.6	9.3

All Other:
Construction:
Investor	178,001	33.3	10.8	50.1	5.9
Owner-occupied	104,742	25.4	22.9	51.7	0.0
Land development:
Investor	167,329	16.7	4.0	64.7	14.5
Owner-occupied	11,307	51.1	0.0	48.9	0.0
Raw land:
Investor	37,236	23.4	0.9	72.2	3.5
Owner-occupied	869	44.5	0.0	55.5	0.0

	499,484	25.8	10.1	57.0	7.2

Total	$904,285	31.3	6.9	53.7	8.1

Table 6 – Construction, Land Development, and Other Land Loans – Portfolio Characteristics

Category	Balance at September 30, 2012	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$212,363	15.4%	81.1%
Land development	188,264	7.3	70.5
Raw land	4,174	47.3	60.1

	404,801	11.4	77.3

All Other:
Construction:
Investor	178,001	15.6	59.1
Owner-occupied	104,742	0.6	52.5
Land development:
Investor	167,329	27.0	77.1
Owner-occupied	11,307	24.7	93.8
Raw land:
Investor	37,236	16.9	86.1
Owner-occupied	869	0.0	85.7

	499,484	17.3	71.8

	$904,285	14.5	74.7

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

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption (units leased or sold). If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current (less than one year old) appraisal, and the short fall is charged off. All partially charged-off loans become part of the calculation for the allowance for loan and lease losses.

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

Goodwill

The Tower transaction created $250.7 million of additional goodwill. For additional information about goodwill, refer to “Note 2. Acquisitions” and “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

Total deposits increased 23.7%, or $2.4 billion, from December 31, 2011 to September 30, 2012. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 22.9%, 28.8%, and 16.2%, respectively. Excluding the $2.0 billion of deposits acquired through the Tower transaction, deposits increased 3.9%, or $403.5 million. Core deposits of demand decreased -0.4%, while interest-bearing demand, and savings increased 9.2%, and 3.9%, respectively.

Time deposits less than $0.1 million increased 8.5%, or $184.3 million, from December 31, 2011 to September 30, 2012. Excluding the $421.0 million acquired through the Tower transaction, this category declined 11.0%, or $236.6 million. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off. However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff. Time deposits greater than $0.1 million increased 37.6%, or $472.3 million, from December 31, 2011 to September 30, 2012. Excluding the $267.3 million acquired through the Tower transaction, this category increased $205.0 million, or 16.3% due to the interest rate environment.

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

On September 17, 2012, we completed a redemption of all of the outstanding 11% Cumulative Trust Preferred Securities, having an aggregate liquidation amount of $50,010,000, that were issued by Susquehanna Capital II, an affiliated Delaware trust (the “Trust Preferred Securities”). The Trust Preferred Securities, which by their terms had a final repayment date of March 23, 2040, were redeemed at the full amount of $50,010,000 plus all accrued and unpaid distributions thereon to the redemption date.

On September 18, 2012, we completed a redemption of all of the outstanding 9.375% Capital Securities, Series I, having an aggregate liquidation amount of $125,010,000, that were issued by Susquehanna Capital I, also an affiliated Delaware trust (the “Capital Securities”). The Capital Securities, which by their terms had a final repayment date of December 12, 2057, were redeemed at the full amount of $125,010,000 plus all accrued and unpaid distributions thereon to the redemption date. As a result of the redemption, the securities were delisted from the New York Stock Exchange.

On October 15, 2012, we completed a redemption of all of the outstanding 9% Subordinated Notes, having an aggregate liquidation amount of $9,000,000, that were issued by Tower Bancorp, Inc. which was acquired by Susquehanna Bancshares, Inc. on February 17, 2012. The Notes, which by their terms had a final repayment date of July 1, 2014, were redeemed at the full amount of $9,000,000 plus all accrued and unpaid distributions thereon to the redemption date.

On October 15, 2012, we completed a redemption of all of the outstanding 9% Subordinated Notes, having an aggregate liquidation amount of $12,000,000, that were issued by Tower Bancorp, Inc. which was acquired by Susquehanna Bancshares, Inc. on February 17, 2012. The Notes, which by their terms had a final repayment date of July 1, 2015, were redeemed at the full amount of $12,000,000 plus all accrued and unpaid distributions thereon to the redemption date.

Susquehanna funded these redemptions with available cash and the proceeds from its $150,000,000 offering of 5.375% Senior Notes due 2022 completed August 15, 2012. Associated with the redemptions, Susquehanna incurred losses on the extinguishment of debt due to the write-off of capitalized debt issuance costs. The pre-tax losses on extinguishment relating to these redemptions was $1.2 million for the Trust Preferred Securities and $4.2 million for the Capital Securities, respectively, and the after-tax losses on extinguishment relating to these redemptions was $0.8 million for the Trust Preferred Securities and $2.7 million for the Capital Securities, respectively.

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

In June of 2012, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published three Notices of Proposed Rulemaking (“NPR”) to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Wall Street Reform Act and the Consumer Protection Act. If the three NPRs become finalized substantially in their current form as expected, there will be changes to the calculation of risk weighted assets as well as limitations on what is permissible to include as Tier I Capital. We expect the final rules to be promulgated before January 1, 2013, and we expect them to have implementation periods at various points over the next several years. In addition to preparing for the impact of these rules, we are continuing to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization. In anticipation of the final rules we have redeemed some of our trust preferred and capital securities that would be affected by the rules, and we continue to investigate our options for redeeming others in the future.

Our capital ratios computed under the existing regulatory guidance are as follows:

	At September 30, 2012	Well-capitalized Threshold
Tangible Common Ratio (1)	7.84%	N/A
Tier 1 Common Ratio	10.07%	N/A
Leverage Ratio	8.97%	5.00%
Tier 1 Capital Ratio	11.37%	6.00%
Total Risk-based Capital Ratio	13.00%	10.00%

(1)	Includes deferred tax liability of $49.4 million associated with intangibles.

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At September 30, 2012, our bank subsidiary had approximately $1.6 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and approximately $2.6 billion more would have been available provided that additional collateral had been pledged. Furthermore, at September 30, 2012, we had unused federal funds lines of $1.1 billion.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At September 30, 2012, we had unused collateralized availability of $1.1 billion.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $24.8 million at September 30, 2012 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At September 30, 2012, our asset/liability position was asset sensitive.

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

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our bank subsidiary, Hann and the bank have entered into arrangements with Auto Lenders pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with four retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three- year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

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

On September 26, 2011, a class action and derivative complaint was filed in the United States District Court for the Middle District of Pennsylvania against Tower and the members of its board of directors. The complaint in the lawsuit, Edgar L. Johnston, Jr. vs. Andrew S. Samuel, et al., Case No. 11-1777, asserts that the members of Tower’s board of directors (“Individual Defendants”) breached their fiduciary duties by causing Tower to enter into the Tower merger and further asserts that Tower aided and abetted those alleged breaches of fiduciary duties (the “Tower Federal Action”). The lawsuit also alleged that the disclosure provided in the joint proxy statement/prospectus of Susquehanna and Tower (the “Tower Joint Proxy/Prospectus”) included in the registration statement on Form S-4 filed by Susquehanna with the SEC (File No. 333-176367), failed to provide required material information necessary for Tower’s shareholders to make a fully informed decision concerning the Tower merger in violation of Section 14(a) of the Exchange Act. The complaint seeks, among other relief, an order declaring that the Individual Defendants breached their fiduciary duties and that the Tower Joint Proxy/Prospectus is materially misleading in violation of the Exchange Act, accounting for and awarding damages on behalf of Tower for the alleged breaches of fiduciary duties by the Individual Defendants (including punitive and actual damages, plaintiff’s counsel fees and experts’ fees) and enjoining or rescinding the Tower merger (if consummated).

On September 28, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna, Tower and the other named defendants entered into a Memorandum of Understanding (the “MOU”) with all Plaintiffs in both the Tower State Action and the Tower Federal Action (collectively the “Tower Actions”). Under the terms of the MOU, Tower, the other named defendants and Susquehanna and all plaintiffs agreed to settle the Tower Actions, the Bushansky Demand and the Duffey Demand (collectively, the “Demands”), subject to court approval. All Parties to the Tower Actions filed in the Tower Federal Action a Stipulation of Settlement dated March 9, 2011. Pursuant to the Stipulation, the Court Preliminary approved a Class Action and Derivative settlement on June 12, 2012. On August 22, 2012, the Court entered its Order and Final Judgment in the Tower Federal Action approving the settlement, certifying a settlement class and releasing all claims in all Actions and Demands. On September 6, 2012, the Plaintiff in the Tower State Action filed a Praecipe to Settle, Discontinue and End that action with prejudice. Plaintiffs in both Actions applied jointly to the Federal Court for an award of attorneys’ fees and expenses in the amount of $332,500. Pursuant to the MOU and the Stipulation of Settlement the Company did not oppose Plaintiffs’ request for the award of fees and expenses and a part of the Order and Final Judgment, the Court approved the sum of $332,500 for Plaintiffs’ attorneys’ fees and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

4.1	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

4.2	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

4.3	Form of Note (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

10.1	Supplemental Executive Retirement Plan (Amended and Restated, effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 23, 2012.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

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

SUSQUEHANNA BANCSHARES, INC.

November 5, 2012	/s/ William J. Reuter
William J. Reuter
Chairman and Chief Executive Officer

November 5, 2012	/s/ Drew K. Hostetter
Drew K. Hostetter
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

4.1	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

4.2	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

4.3	Form of Note (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

10.1

Supplemental Executive Retirement Plan (Amended and Restated, effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 23, 2012.

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